Form 10-K
period 2021-12-31
Federal Home Loan Bank of Boston
filed 2022-03-18
CIK 1331463

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.     ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒
Registrant's stock is not publicly traded and is only issued to members of the registrant. Such stock is issued and redeemed at par value, $100 per share, subject to certain regulatory and statutory limits. As of February 28, 2022, including mandatorily redeemable capital stock, we had 9,762,692 outstanding shares of Class B stock.

DOCUMENTS INCORPORATED BY REFERENCE
None

FEDERAL HOME LOAN BANK OF BOSTON
2021 Annual Report on Form 10-K

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

We are exempt from ordinary federal, state, and local taxation except for local real estate tax. However, we are required by statute to set aside funds at a 10 percent rate on our income for our Affordable Housing Program (AHP). For additional information, see — AHP Assessment. We also have voluntarily made an additional contribution to our AHP, and put in place certain subsidized advance, bond purchasing and grant programs, including our Jobs for New England (JNE) program, our Housing Our Workforce (HOW) program and our Helping to House New England (HHNE) program. For additional information, see — Targeted Housing and Community Investment Programs.

We are managed with the primary objectives of enhancing the value of our membership and fulfilling our public purpose. In pursuit of our primary objectives, we have adopted long-term strategic priorities in our strategic business plan, which are to:

•position the Bank to compete effectively in the wholesale funding market and support members' and housing associates’ efforts to address the affordable housing and economic needs of the New England communities they serve;
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

Our members and housing associates are comprised of financial institutions located throughout our district. Institutions eligible for membership include savings institutions (savings banks, savings and loan associations, and cooperative banks), commercial banks, credit unions, qualified community development financial institutions (CDFIs), and insurance companies that meet regulatory requirements, including having a home financing policy that is consistent with the Bank's housing finance mission. We are also authorized to lend to housing associates such as state housing finance agencies located in New England. Members

(but not housing associates) are required to purchase and hold our capital stock as a condition of membership and for advances and certain other business activities transacted with us. Our capital stock is not publicly traded on any stock exchange and can only be transferred at par value of $100 per share. We are capitalized by the capital stock purchased by our members and by retained earnings. Members may receive dividends, which are determined by our board of directors, and may request redemption or, at our sole discretion, repurchase of their capital stock at par value subject to certain conditions, as discussed further in Part II — Item 7 — Management's Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Capital. The U.S. government does not guarantee either the members' investment in or any dividend on our stock.

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

For additional information about the regulatory environment in which we operate, see Part II — Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Legislative and Regulatory Developments.

Office of Finance

The FHLBanks' Office of Finance (the Office of Finance) facilitates the issuing and servicing of FHLBank debt in the form of COs. The FHLBanks, through the Office of Finance as their agent, are the issuers of COs for which they are jointly and severally liable. The Office of Finance also provides the FHLBanks with market data. The Office of Finance publishes annual and quarterly combined financial reports on the financial condition and performance of the FHLBanks and also publishes certain data concerning debt issues and issuance. The FHLBanks are charged for the costs of operating the Office of Finance, as discussed in Part II — Item 8 — Financial Statements and Supplementary Data— Notes to the Financial Statements — Note 2 — Summary of Significant Accounting Policies — Office of Finance Expenses. The Office of Finance is governed by a board of directors that is constituted of all 11 FHLBank presidents and five independent directors.

Available Information

Our website, www.fhlbboston.com, provides a link to the section of the Electronic Data Gathering and Reporting (EDGAR) website, as maintained by the SEC, containing all reports electronically filed, or furnished, including our annual report on Form 10-K, our quarterly reports on Form 10-Q, and our current reports on Form 8-K as well as any amendments to such reports. Specific links to our annual reports on Form 10-K and quarterly reports on Form 10-Q are made available free of charge through our website as soon as reasonably practicable after electronically filing or being furnished to the SEC. In addition, the SEC’s EDGAR website, which contains our periodic and current reports and other information regarding our electronic filings may be accessed directly at http://www.sec.gov. The Bank's and the SEC's website addresses have been included as inactive textual references only. Information on those websites is not part of this report.

Human Capital Resources

Our human capital is a significant contributor to the success of our strategic business objectives. In managing our human capital, we focus on our workforce profile and the various programs and philosophies described below.

Workforce Profile

Our workforce is primarily comprised of corporate employees, with our principal operations in one location. As of December 31, 2021, we had 183 full-time employees and no part-time employees. We employ temporary personnel to supplement our workforce as business needs arise. As of December 31, 2021, approximately 40 percent of our workforce was female, 60 percent male, 72 percent non-minority and 28 percent minority (gender and minority status are based on employee self-identification) and the average tenure of our employees was 12.6 years. Our workforce is leanly staffed, and historically has included a number of longer-tenured employees. We strive to both develop talent from within the organization and supplement with external hires. We believe that developing talent internally results in institutional strength and continuity and promotes loyalty and commitment in our employee base, which furthers our success, while adding new employees contributes to new ideas, continuous improvement, and our goals of having a diverse and inclusive workforce. In 2021, consistent with other employers, we experienced higher staff turnover relative to the past several years driven by a competitive labor market for quality talent and anticipated retirements of seasoned employees. Our commitment to ensure a compelling employee value proposition served to offset this higher rate of turnover. There are no collective bargaining agreements with our employees.

Total Rewards

We have designed a total rewards structure to attract, retain and motivate a diverse employee population while supporting business and mission objectives throughout all economic cycles. We maintain a competitive and comprehensive total rewards program consisting of base salary, annual incentives, retirement programs, and health and welfare benefits including:

•Cash compensation – Competitive salary and annual incentive plans are designed to align payout opportunities with achievement of our financial, operational, mission and regulatory goals and limit excessive risk-taking while recognizing team results and individual contributions.
•Benefits – We offer a variety of competitive retirement, health and welfare and other benefits as critical components in the total rewards program. These benefits are intended to provide employees vehicles to save for retirement and provide affordable access to healthcare while encouraging healthy choices and behaviors. For more information on our retirement plans, see — Part III - Item 11- Executive Compensation - Compensation Discussion and Analysis – Retirement and Deferred Compensation Plans.
•Time away from work – This includes paid time off for vacation, personal, holiday, and volunteer opportunities. This also includes sick time at full pay and salary continuation at 65 percent of base pay for periods of extended illness.
•Culture – We have worked to develop an inclusive environment based on a Bank-wide value of respect. We maintain an employee-staffed Inclusion Council which works on supporting our strategic imperative to leverage diversity and inclusion in all aspects of our business. Additionally, we prioritize initiatives to enhance employee engagement in many aspects of our business operation.
•Development programs and training – We provide educational/tuition assistance programs, internal educational and development opportunities, and fee reimbursement for external educational and development programs.
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

We are committed to the health, safety, and wellness of our employees. In response to the COVID-19 pandemic, we implemented significant operating environment changes, safety protocols, and procedures that we determined were in the best interest of the Bank’s employees and members, and which comply with government regulations and guidelines. This includes working virtually for a majority of our employees since the onset of the COVID-19 pandemic in March 2020.

Diversity, Equity and Inclusion Program

Diversity, equity and inclusion are strategic business priorities for the Bank. The director of the Bank's office of minority and women inclusion is a member of our senior management, reports to the president and chief executive officer, and serves as a liaison to our board of directors. We recognize the correlation between a diverse and inclusive environment and overall performance where valuing the unique perspectives of all employees strengthens innovation, creativity, and our ability to attract and retain employees. We operationalize our commitment through the development and execution of a three-year diversity, equity and inclusion strategic plan that includes quantifiable metrics to measure its success and report regularly on its performance to management and the board of directors. We offer a range of opportunities for our employees to become educated, connect, and grow personally and professionally through different avenues, including the efforts of our Inclusion Council. We consider building awareness and learning to be key elements of our diversity, equity and inclusion strategic plan and regularly offer educational opportunities to our employees that have included the identification of actions aligned with these learning opportunities.

Membership

Table 1 - Number of Members by Institution Type

	December 31,
	2021	2020	2019
Commercial banks	51	42	44
Credit unions	159	161	162
Insurance companies	68	70	63
Savings institutions	141	156	162
CDFI, non-depository institutions	4	4	4
Total members	423	433	435

As of December 31, 2021, 2020, and 2019, 57.0 percent, 60.0 percent, and 66.0 percent, respectively, of our members had outstanding advances with us. These usage rates are calculated excluding housing associates and other nonmember borrowers. While eligible to borrow, housing associates are not members and, as such, cannot hold our capital stock. Other nonmember borrowers consist of institutions that are former members or that have acquired former members and assumed the advances and capital stock held by those former members. These other nonmember borrowers are required to hold capital stock to support outstanding advances with us until those advances either mature or are paid off. In addition, nonmember borrowers are required to deliver all required collateral to us or our safekeeping agent until all outstanding advances either mature or are paid off. Other than housing associates, nonmember borrowers may not request new advances and are not permitted to extend or renew any advances they have assumed.

Our membership includes the vast majority of Federal Deposit Insurance Corporation (FDIC)-insured institutions and National Credit Union Association-insured credit unions with more than $100 million in assets in our district that are eligible to become members. We do not anticipate that a substantial number of additional insured institutions will become members, other than de novo institutions organized in the future. There are other institutions in our district that are eligible for membership, such as insurance companies, smaller credit unions, and CDFIs, and could become members in the future. We note that, for a variety of reasons, including merger of members, we could experience a contraction in our membership that could lower overall demand for our products and services.

Economic Conditions

While our membership is limited to institutions with a principal place of business located in our district, both U.S. national and New England economic conditions, particularly in the housing market, impact our results of operations, financial condition, and future prospects. For example, demand for advances is influenced in part by factors such as the level of our members' deposits, which serve as liquidity alternatives to advances, and demand for residential mortgage loans, which members can generally use as collateral for advances. For information on some of the economic factors that have impacted us in 2021 and are expected to impact us in 2022, see Part II — Item 7 — Management's Discussion and Analysis of Financial Condition and Results of Operations — Economic Conditions.

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

"Mortgage Partnership Finance," "MPF," "eMPF" and "MPF Xtra" are registered trademarks of the Federal Home Loan Bank of Chicago.

We price advances to generate a targeted profit margin above the estimated marginal cost of raising funding with a similar maturity profile as well as associated operating and administrative costs. In accordance with the FHLBank Act and FHFA regulations, we price our advance products in a consistent and nondiscriminatory manner to all members. However, we are permitted to differentially price our products based on the creditworthiness of the member, volume, or other reasonable criteria applied consistently to all members.

Our major competitors are other sources of liquidity, including retail deposits, investment banks, commercial banks, wholesale/brokered deposits, and, in limited instances, other FHLBanks.

We had 241 members, three housing associates, and three nonmember institutions with advances outstanding as of December 31, 2021. For information on competition and trends in demand for advances, see Part II — Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Executive Summary — Advances Balances.

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

Targeted Housing and Community Investment Programs. We offer several solutions that are targeted to meet the affordable housing and economic development needs of communities that our members serve. These programs include the AHP, the Equity Builder Program (EBP), Community Development Advances (CDAs), the New England Fund (NEF), JNE, HOW, and HHNE.

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

JNE provides advances and grants to support small businesses in New England that create and/or retain jobs, or otherwise contribute to overall economic development activities. The JNE program was initially established to provide subsidies used to write down interest rates to a significant discount to market rates on eligible advances that finance qualifying loans to small businesses. The JNE Recovery Grant Program allows members to access funding to make grants to eligible small businesses or nonprofit organizations to assist with COVID-19 related impacts. The JNE Recovery Grant program has been discontinued in 2022. The combined subsidy on JNE advances and grant funds disbursed during the year ended December 31, 2021, amounted to $3.0 million.

The HOW program enables members to provide down payment assistance for households with incomes above 80 percent up to 120 percent of the area median income. For 2021 the Bank contributed $1.3 million for the HOW program.

HHNE provides New England housing finance agencies (HFAs) with subsidies or grants for targeted initiatives serving individuals and families who qualify for loans under the agencies' income guidelines. HHNE program subsidies are used to write down interest rates to a significant discount to market rates on eligible advances to HFAs or to purchase bonds from HFAs at deeply discounted yields for the purpose of expanding affordable rental and homeownership initiatives, or to provide direct grants to HFAs for these purposes. Examples of uses include, but are not limited to, short-term construction lending, workforce housing, deferred loan programs for homeownership, multifamily loan refinance, and rental housing expansion, particularly in areas with job growth that exceeds the supply of rental units. For the year ended December 31, 2021, the subsidy expense for this program was $700 thousand, all of which was provided to HFAs in the form of grants.

Investments. We maintain a portfolio of investments for liquidity purposes and to supplement earnings. To better meet members' potential borrowing needs at times when access to the capital markets is unavailable (either due to requests that follow the end of daily debt issuance activities or due to a market disruption event impacting CO issuance) and in support of certain statutory and regulatory liquidity requirements, as discussed in Part II — Item 7 — Management's Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources, we maintain a portfolio of short-term investments issued by highly-rated institutions, primarily consisting of federal funds, securities purchased under agreements to resell [secured by U.S. Treasury securities, or Government National Mortgage Association (Ginnie Mae), Federal National Mortgage Association (Fannie Mae), or Federal Home Loan Mortgage Corporation (Freddie Mac) securities], and interest-bearing deposit accounts at banks. We also purchase U.S. Treasury securities with maturities of up to 10 years to support our liquidity.

We also leverage our capital to enhance our income and further support our contingent liquidity needs and mission by maintaining a longer-term investment portfolio. This portfolio includes debentures issued or guaranteed by the U.S. Treasury, U.S. government agencies and instrumentalities, as well as supranational institutions, and mortgage-backed securities (MBS) that are issued by GSE and U.S. government agencies. In accordance with our policy all securities must be internally rated no lower than FHFA3 on an internal rating scale of FHFA1 through FHFA7, reflecting progressively lower credit quality. The internal rating categories of FHFA1 through FHFA4 are considered to be investment quality. We also may purchase securities issued by state or local HFAs that meet an internal rating requirement of at least the second-highest internal rating category. The long-term investment portfolio is intended to provide us with higher returns than those available in the short-term money markets. For a discussion of developments and factors that have impacted and could continue to impact the profitability of our investments, particularly our long-term investment portfolio, see Part II — Item 7 — Management's Discussion and Analysis of Financial Condition and Results of Operations — Executive Summary.

Under our regulatory authority to purchase MBS, additional investments in MBS and asset-backed securities (ABS) are prohibited if our investments in such securities exceed 300 percent of capital at the time of purchase. Capital for this calculation is defined as capital stock, mandatorily redeemable capital stock, and retained earnings. On December 31, 2021, and 2020, our MBS and ABS holdings represented 276 percent and 192 percent of capital, respectively.

We conduct our investment activities so as to strive to comply with the FHFA’s core mission achievement advisory bulletin, which establishes a ratio by which the FHFA will assess each FHLBank’s core mission achievement. Core mission achievement is determined using a ratio of primary mission assets, which includes advances and acquired member assets (mortgage loans acquired from members), to COs excluding the amount funding U.S. Treasury securities with maturities no greater than 10 years classified as available-for-sale or trading securities. The core mission asset ratio is calculated using annual average par values.

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

Our core mission achievement ratio for the years ended December 31, 2021 and 2020 was 71.2 percent and 76.8 percent, respectively.

Mortgage Loan Finance. We participate in the MPF program, which is a secondary mortgage market structure under which we either invest in or, for fees, facilitate third party investors' investment in eligible mortgage loans (referred to as MPF loans) from FHLBank members, referred to as "participating financial institutions." MPF loans are fixed rate, residential mortgage loans that are either conventional (conventional mortgage loans) or insured or guaranteed by the Federal Housing Administration (the FHA), the U.S. Department of Veterans Affairs (the VA), the Rural Housing Service of the U.S. Department of Agriculture (RHS), or the U.S. Department of Housing and Urban Development (HUD) (government mortgage loans) and are secured by one- to four-family residential properties with original maturities ranging from five years to 30 years or participations in such mortgage loans. For information on trends in the size of the program in 2021, see Part II — Item 7 — Management's Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition — Mortgage Loans.

A variety of MPF loan products have been developed to meet the differing needs of participating financial institutions. We have offered our members MPF Original, MPF 125, MPF Plus, MPF 35, MPF Government, MPF Government MBS and MPF Xtra, each being closed-loan products in which we (or a third party investor in the case of MPF Xtra, or MPF Government MBS) invest in MPF loans that have been acquired or have already been closed by the participating financial institutions with its own funds. The products have different credit-risk-sharing characteristics based upon the different levels for the first loss account and credit-enhancement and the types of credit-enhancement fees (performance-based, fixed amount, or none). In the case of MPF Xtra and MPF Government MBS, each product facilitates the investment in MPF loans by third party investors for which we are paid fees and under which the related credit and market risks are transferred to the investors. There are no first loss account, credit-enhancement, or credit-enhancement fees for MPF Xtra and MPF Government MBS because the loans are sold to third parties that assume the embedded credit risk. For government loans, participating financial institutions provide the required credit-enhancement by delivering loans that are guaranteed or insured by a department or agency of the U.S. government.

The participating financial institution is responsible for all of the traditional retail loan origination functions under all of these MPF loan products. A master commitment provides the terms under which the participating financial institution delivers mortgage loans to us. We continue to offer MPF Original, MPF 35, MPF Government, MPF Government MBS, and MPF Xtra. We do not currently offer our members new master commitments under MPF 125 or MPF Plus.

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

The MPF Provider has engaged a vendor for master servicing and as the primary custodian for the MPF program (referred to herein as the master servicer). The MPF Provider also has contracted with other custodians meeting MPF program eligibility standards at the request of certain participating financial institutions. These other custodians are typically affiliates of participating financial institutions, and in some cases a participating financial institution may act as self-custodian.

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

Participating Financial Institution Eligibility

Members and eligible housing associates may apply to become a participating financial institution. All of the participating financial institution's obligations under the applicable agreement are secured in the same manner as the other obligations of the participating financial institution under its advances agreement with us. We have the right to request additional collateral to secure the participating financial institution's obligations.

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

MPF Servicing

The servicer (the participating financial institution, a servicer engaged by the participating financial institution, or a servicer to which the servicing rights were sold) generally retains the right and responsibility for servicing MPF loans it delivers, including loan collections and remittances, default management, loss mitigation, foreclosure, and disposition of the real estate acquired through foreclosure or deed-in-lieu of foreclosure.

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

MPF 125. The first loss account is equal to 1.00 percent (100 basis points) of the aggregate principal balance of the MPF loans funded under the master commitment. Once the master commitment is fully funded or expires, the first loss account is expected to cover expected losses on that master commitment, although we may recover a portion of losses allocated to the first loss account by withholding performance credit-enhancement fees payable to the participating financial institution.

MPF Plus. The first loss account is equal to an agreed-upon number of basis points of the aggregate principal balance of the MPF loans funded under the master commitment that is not less than the amount of expected losses on the master commitment. Once the master commitment is fully funded, the first loss account is expected to cover expected losses on that master commitment. We may recover a portion of losses allocated to the first loss account by withholding performance credit-enhancement fees payable to the participating financial institution.

MPF 35. The first loss account is equal to 35 basis points of the aggregate principal balance of the MPF loans funded under the master commitment. We may recover a portion of losses allocated to the first loss account by withholding performance credit-enhancement fees payable to the participating financial institution.

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

Consolidated Obligations

We fund our activities principally through the sale of debt securities known as consolidated obligations, referred to herein as COs. Our ability to access the money and capital markets through the sale of COs using a variety of debt structures and maturities has historically allowed us to manage our balance sheet effectively and efficiently. The FHLBanks are among the world's most active issuers of debt, issuing on a daily basis, including sometimes multiple issuances in a single day. The FHLBanks compete with Fannie Mae, Freddie Mac, and other GSEs for funds raised through the issuance of unsecured debt in the agency debt market.

COs, consisting of bonds and discount notes, represent our primary source of debt to fund advances, mortgage loans, and investments. All COs are issued on behalf of a single FHLBank (as the primary obligor) through the Office of Finance, but all COs are the joint and several obligations of all of the FHLBanks. COs are not obligations of the U.S. government and are not guaranteed by the U.S. government or any government agency. As of February 28, 2022, Moody's Investors Service Inc. (Moody's) rated COs Aaa/P-1, and Standard & Poor’s Financial Services LLC (S&P) rated them AA+/A-1+. The GSE status of the FHLBanks and the ratings of the COs have historically provided the FHLBanks with ready capital market access. For information on the market for COs during the period covered by this report, see Part II — Item 7 — Management's Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Liquidity.

CO Bonds. CO bonds may have original maturities of up to 30 years (although there is no statutory or regulatory limit on maturities) and are generally issued to raise intermediate and long-term funds. CO bonds may also contain embedded options that affect the term or yield structure of the bond. Such options include call options under which we can redeem bonds prior to maturity.

CO bonds may be issued with either fixed-rate coupon-payment terms, zero-coupon terms, or variable-rate coupon-payment terms that use a variety of indices for interest-rate resets including the secured overnight financing rate (SOFR), and others. Some CO bonds may contain different coupon characteristics at different points in time.

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

Table 2 - Ratio of Non-Pledged Assets to Total Consolidated Obligations
(dollars in thousands)

	December 31,
	2021	2020
Cash and due from banks	$204,993	$2,050,028
Advances	12,340,020	18,817,002
Investments (1)	16,372,499	13,341,538
Mortgage loans, net	3,120,159	3,930,252
Accrued interest receivable	68,360	87,582
Less: pledged assets	(27,630)	(23,700)
Total non-pledged assets	$32,078,401	$38,202,702
Total consolidated obligations	$28,888,352	$34,349,900
Ratio of non-pledged assets to consolidated obligations	1.11	1.11
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
Capital Resources

As a cooperative, we are owned by our member institutions, which are required to purchase shares of our capital stock as a condition of membership in us and to support the capital requirements for certain credit products that we provide. All issuances and repurchases/redemptions of our capital stock are effected at a par value of $100 per share. We issue one class of stock, Class B, which shareholders may redeem five years after providing a written redemption request. Our equity capital also includes retained earnings.

Total Stock-Investment Requirement (TSIR). Each member is required to satisfy its TSIR at all times, which is an amount of stock equal to its activity-based stock-investment requirement plus its membership stock-investment requirement rounded up to the nearest whole share. Any stock held by a member in excess of its TSIR is referred to as excess stock. On December 31, 2021, members and nonmembers with capital stock outstanding held excess capital stock totaling $32.6 million, representing approximately 3.4 percent of total capital stock outstanding.

Membership Stock-Investment Requirement (MSIR). The MSIR is equal to 0.05 percent of the value of the member’s total assets measured as of December 31 of the preceding year subject to a current minimum balance of $10,000 and a current maximum balance of $5.0 million. Each member’s MSIR is adjusted annually on or about March 31 to reflect total assets as of December 31 of the preceding year. Prior to December 31, 2021, the MSIR was equal to 0.20 percent of the value of certain member assets eligible to secure advances subject to a minimum balance of $10,000 and a maximum balance of $10.0 million.

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

Repurchase of Excess Stock. Our capital plan provides us with the authority and sole discretion to repurchase excess stock from any shareholder at par value upon 15 days prior written notice to the member, unless a shorter notice period is agreed to in writing with the member, so long as the repurchase will not cause us to fail to meet any of our regulatory capital requirements or violate any other applicable limitation or prohibition. It is our practice to repurchase daily the excess stock held by any shareholder whose excess stock exceeds the lesser of $3.0 million or 3.00 percent of the shareholder’s TSIR, subject to a minimum repurchase of $100,000. We retain authority to suspend repurchases of excess stock from any member or all members without prior notice. In addition to daily repurchases, shareholders may request that we voluntarily repurchase excess stock shares at any time. In either case, we retain sole discretion over any voluntary repurchases of excess stock in accordance with our capital plan. The discretion to suspend repurchases or to decline a member’s repurchase request would most likely be exercised in one of two scenarios. In the first scenario, discretion would be exercised because the member’s financial condition or collateral position is such that we deem it necessary to retain excess stock to fully secure our credit exposure to the member. In the second scenario, discretion would be exercised to meet the liquidity or capital management needs of the Bank. During the year ended December 31, 2021, we repurchased $547.0 million of excess capital stock, of which $3.0 million was mandatorily redeemable capital stock.

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

As of December 31, 2021, our retained earnings totaled $1.5 billion. Of that amount, $368.4 million is in a restricted retained earnings account and is not available to pay dividends. We are required to allocate 20 percent of net income to the restricted retained earnings account up to a contribution level set forth in our capital plan and a joint capital enhancement agreement (as amended, the Joint Capital Agreement) among the FHLBanks. We are required to allocate 20 percent of net income to this restricted retained earnings account until the total amount in the restricted retained earnings account is at least equal to 1.0 percent of the daily average carrying value of our outstanding total COs (excluding fair-value adjustments) for the calendar quarter. Throughout 2021, the balance in restricted retained earnings exceeded the threshold for the contribution requirement, and as of December 31, 2021 our restricted retained earnings exceeded the required contribution level by $68.9 million. Accordingly, no allocation of net income was made to restricted retained earnings in 2021 and no further allocations of net income into restricted retained earnings are required until such time as the required contribution level exceeds the balance of restricted retained earnings. Any amount of restricted retained earnings that exceeds 150 percent of the contribution requirement may be reclassified to unrestricted retained earnings. For additional information on restricted retained earnings and the Joint Capital Agreement, see Part II — Item 5 — Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

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

AHP Assessment

Annually, the FHLBanks collectively must set aside for the AHP the greater of $100 million or 10 percent of the current year's net income before interest expense associated with mandatorily redeemable capital stock and the assessment for AHP. For the year ended December 31, 2021, our AHP assessment was $7.7 million. In addition to the required assessment, our Board may elect to make voluntary contributions to the AHP. Our board of directors approved a voluntary contribution of $4.8 million for 2021, resulting in a total combined contribution amount of $12.5 million for the year.

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

Risk Management

We have a comprehensive risk-governance structure. We have identified the following major risk categories relevant to business activities:

•Credit risk is the risk to earnings or capital due to an obligor's failure to meet the terms of any contract with us or otherwise perform as agreed;
•Market risk is the risk to earnings or shareholder value due to adverse movements in interest rates, market prices, or interest-rate spreads;
•Liquidity risk is the risk that we may be unable to meet our funding requirements, or meet the credit needs of members, at a reasonable cost and in a timely manner;
•Leverage risk is the risk that our capital is not sufficient to support the level of assets that can result from a deterioration of our capital base, a deterioration of the assets, or from overbooking assets;
•Business risk is the risk to earnings or capital arising from adverse business decisions or improper implementation of those decisions, or from external factors as may occur in both the short- and long-run, including from legislative and regulatory developments;
•Diversity, Equity and Inclusion risk is the risk that the Bank cannot achieve its diversity, equity and inclusion goals and objectives as outlined in the diversity, equity and inclusion strategic plan. Diversity, equity and inclusion risk also has strategic / business risk, compliance risk, and operational risk components;
•Operational risk is the risk of unexpected loss resulting from ineffective people, processes or systems, whether emanating internally or externally. Operational risk also includes model risk (the risk of loss resulting from model errors or the incorrect use or application of model output), compliance risk (the risk of non-compliance with the Bank’s obligations and commitments), cyber risk, and the risk of internal or external fraud; and
•Reputation risk is the risk to earnings or capital arising from negative public opinion, which can affect our ability to establish new business relationships or maintain existing business relationships.

Credit, market, liquidity, and leverage risks are discussed in greater detail throughout Part II — Item 7 — Management's Discussion and Analysis of Financial Condition and Results of Operations and Part II — Item 7A — Quantitative and Qualitative Disclosures About Market Risk. Business, operational, diversity, equity and inclusion, and reputation risks are discussed in greater detail below.

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

Business Risk

Management's strategies for mitigating business risk include annual and long-term strategic planning exercises; continually monitoring key economic indicators, projections, competitive threats, and our external environment; and developing contingency plans when appropriate.

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

Additionally, most of our information systems have either been placed with infrastructure-as-a-service (IaaS) providers or have been co-located with a third-party service provider. Both types of environments are designed to host information systems with specialized environmental controls, certain power, heating and cooling system redundancies, 24-hour onsite staffing, and physical security. We rely on these service providers to continue to provide secure locations and stable operating environments for the systems deployed there. Any failure to provide such stability or security by the third-party service provider could result in failures or interruptions in our ability to conduct business. Additionally, there may be an increased risk of cyberattacks as a result of geopolitical conflicts, including recent hostilities between Russia and Ukraine. We take several steps to mitigate the risks of our reliance on these third-party service providers, including physical and/or monitored logical security controls and hosted data along with maintaining redundancy of systems at alternate locations for disaster-recovery and business continuity. Data for critical computer systems is backed up regularly and stored offsite to avoid disruption in the event of a computer failure. Additionally, we review the providers' controls reports annually and monitor and meet with providers on a regular basis. We maintain disaster-recovery sites intended to provide continuity of operations in the event that our primary information systems become unavailable, but there can be no complete assurance that those disaster-recovery sites will work as intended in the event of an actual disruption or failure. Moreover, certain of our application vendors host their applications in either a software-as-a-service framework or a hosted service model, either on their own hardware or with a third-party. When executing contracts with these providers we seek to mitigate our risks based on loss of access or security breaches. Additionally, we monitor and manage these service providers through our vendor management program.

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

We are implementing a continuous strategy to ensure our mission critical applications and supporting infrastructure remain protected against evolving security threats. The pace of change in our information technology increases the risk of failures or interruptions of information systems or other technology, which could have a material adverse impact on our financial condition and results of operations. We have taken steps to mitigate the risks arising from the pace of change by strictly adhering to our information technology-related policies, guidelines, procedures and industry best practices and engaging third party experts to guide and advise on the strategy as a whole and on particular components, and we intend to follow these practices during the remainder of its implementation. Furthermore, our senior management approves and provides oversight of all major information technology-related investments.

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

Diversity, Equity and Inclusion Risk

The Bank’s commitment to its DE&I program is strong as the program continues to evolve. The Bank has a three-year DE&I strategic plan that contains specific metrics and measures so we can evaluate the program’s effectiveness over the three-year time horizon. The plan is built on a foundation of four pillars: Supplier Diversity, Workforce, Capital Markets, and Governance. The plan aligns objectives, goals, and metrics with these pillars.

Having effective DE&I programs and awareness benefits our organization in a number of ways including:

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

The availability to our members of different products from alternative sources, with terms more attractive than the terms of products we offer, as can happen from time-to-time, may significantly decrease the demand for our advances and/or loan purchases. Further, any changes we make in the pricing of our advances or for residential mortgage loans in an effort to compete effectively with these competitive funding sources could decrease the profitability of advances and purchased loans, which could reduce earnings. More generally, a decrease in the demand for advances and/or loan purchases, or a decrease in the profitability of advances and/or mortgage loan investments, could adversely impact our financial condition and results of operations. In 2020, 2021 and continuing in 2022, a decrease in the demand for advances resulted from elevated deposit balances reported by our members in connection with U.S. government monetary policy and fiscal stimulus programs in response to the coronavirus pandemic and related economic downturn. This decrease in advances has adversely impacted our financial condition and results of operations, and such adverse impact is likely to continue, or worsen, if advances balances remain at current levels or further decline.

The loss of significant members could result in lower demand for our products and services.

As of December 31, 2021, our five largest stock-holding members held 22.4 percent of our stock. The loss of significant members or a significant reduction in the level of business they conduct with us would likely lower overall demand for our products and services in the future and adversely impact our performance.

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

Historically, our board of directors has varied dividend declarations based on our financial condition, performance, outlook and economic environment. In the first quarter of 2021, our board reduced our dividend from recent levels, and subsequently increased the dividend in the third quarter of 2021, though still below recent levels. If our financial performance or condition were to deteriorate significantly in the future, our board of directors could determine to reduce or eliminate dividends.

A reduction in our dividend, or a determination by our board of directors to suspend or further lower dividend declarations, could result in decreased member demand for our products requiring capital stock purchases, reduced ability to add new members, and/or withdrawals from membership that could adversely impact our business operations and financial condition.

Limiting or ending repurchases of excess stock from members could decrease demand for advance products and increase membership withdrawals.

A period of financial distress could cause the Bank to impose a moratorium on repurchases of excess stock, which could provide an incentive for members to limit certain business with us to avoid associated stock purchase requirements and a disincentive to prospective members from becoming members, either of which could adversely impact our results of operations and financial condition.

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

Negative information about us or any other FHLBank, such as material losses or increased risk of losses, could adversely impact our cost of funds. More broadly, negative information about housing GSEs, in general, could adversely impact us. Potential sources of negative information about the FHLBanks include, but are not necessarily limited to, NRSROs, the FHFA, and its Office of Inspector General.

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

The Capital Rule, among other things, establishes criteria for four capital classifications and corrective action requirements for FHLBanks that are classified in any classification other than adequately capitalized. An adequately capitalized FHLBank is one that has sufficient permanent and total capital to satisfy its risk-based and minimum capital requirements. We satisfied these requirements on December 31, 2021. However, pursuant to the Capital Rule, the FHFA has discretion to reclassify an FHLBank and modify or add to corrective action requirements for a particular capital classification. If we become classified into a capital classification other than adequately capitalized, we would be subject to the corrective action requirements for that capital classification in addition to being subject to prohibitions on declaring dividends and redeeming or repurchasing capital stock.

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

We are required to maintain liquidity in accordance with the FHLBank Act, FHFA regulations and guidance, and policies established by our management and board of directors, as discussed in Part II — Item 7 — Management's Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources. The requirement is designed to enhance our protection against temporary disruptions in access to the capital markets resulting from a rise in capital markets volatility. To satisfy this requirement, we maintain balances in shorter-term investments, which could earn lower interest rates than alternative investment options and could, in turn, adversely impact net interest income. In certain circumstances, we fund overnight or shorter-term advances with short-term discount notes that have maturities beyond the maturities of the related advances, thus increasing our short-term advance pricing or reducing net income through lower net interest spread. To the extent these increased prices make our advances less competitive, advance levels and, therefore, our net interest income could be adversely impacted. Furthermore, any changes in regulatory liquidity requirements could adversely affect our financial condition and results of operations.

Natural or man-made disasters, including health emergencies, such as the COVID-19 (coronavirus) pandemic and variants of the virus that causes COVID-19, could have a material adverse effect on the Bank’s results of operations or financial condition.

The occurrence of natural disasters, war or other international conflict (including the recent outbreak of hostilities between Russia and Ukraine), civil unrest, political protest or instability, acts of terrorism, and health emergencies, including the spread of infectious diseases or a pandemic, the effects of climate change, or other unexpected or disastrous conditions, events, or emergencies could adversely affect our business, including demand for the Bank’s products and services and the value of our assets and member-pledged collateral. The effects of disasters or emergencies could disrupt general economic conditions and financial markets and interfere with our employees, our workplace, our vendors and service providers, the businesses of our members, and our counterparties and thus could impair our ability to manage our business, as well as our results of operations and financial condition.

The full effects of the COVID-19 pandemic, including emerging variants of the virus that causes COVID-19 (the COVID-19 pandemic), are evolving and unknown. The response to the continued spread of the COVID-19 pandemic has had severe negative impacts on, among other things, financial markets, liquidity, economic conditions, commercial contracts, and trade and could continue to do so or could worsen these and other conditions for an unknown period of time, which could have a material adverse impact on our results of operations or financial condition. The COVID-19 pandemic, and the response of federal, state and local governments, has increased our members' liquidity and has reduced and could continue to reduce demand for our member institutions’ products and services, which has impacted and could continue to impact members’ demand for our products and services. Devaluation of our assets and/or the collateral pledged by our members to secure advances and other extensions of credit could lead to reduced business volumes, reduced income or credit losses and could have an adverse impact on our financial condition and results of operations. Price inflation for the labor, goods and services we require to operate could increase our operating expenses without a corresponding increase in revenue, resulting in lower net income. The average balance of advances has decreased and we believe will likely remain for some time at a level that is significantly lower than average balances of the past several years and could decline further. These effects heighten many of the risks we face, as described in this report, and could continue to adversely affect our business, financial condition and results of operations.

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

Through 2021, the Federal Reserve maintained the federal funds rate to a target range of 0 to 0.25 percent. A prolonged period of very low interest rates could continue to reduce our net interest income and have a material adverse impact on our results of operations or financial condition. Though recent minutes of the Federal Open Market Committee of the Federal Reserve (FOMC) indicate that the targeted federal funds rate may increase during 2022, there remains a possibility that the Federal Reserve may keep interest rates low or even reduce the targeted federal funds rate below zero if economic conditions warrant, each of which could affect the success of our asset and liability management activities and negatively affect our financial condition and results of operations.

The COVID-19 pandemic threatens the health of our employees and their families and could impair our ability to conduct business. With our employees operating in a hybrid work environment, where work is performed on premises and remotely, we could face operational difficulties or disruptions that could impair our ability to conduct and manage our business effectively. Counterparties, vendors and other third parties upon which we rely to conduct our business could be adversely impacted by effects of the COVID-19 pandemic and these impacts could lead to operational challenges for us. A remote workforce can be more vulnerable to operational disruption than a workforce on a closed, closely-monitored corporate network. Our reliance on operationally critical vendors increases risk because those vendors may themselves, because of remote work requirements, be operating in a less secure manner, or, because of mandatory vaccination imposed by government action or employer policies, face disruptions in their respective workforces. An extended period of remote work arrangements could strain our business continuity plans, introduce operational risk, including but not limited to cybersecurity risks, and impair our ability to manage our business.

Significant borrower defaults on loans made by our members could occur as a result of reduced economic activity and these defaults could cause members to fail. We could be adversely impacted by the reduction in business volume that would arise from the failure of one or more of our members. Our investments in mortgages and MBS could be negatively affected by delays or failures of borrowers to make payments of principal and interest when due or delays in foreclosures resulting from the economic effects of the COVID-19 pandemic. Our other investments could also be negatively affected by extreme price volatility caused by uncertainties stemming from the results of the COVID-19 pandemic. Our financial counterparties could be adversely impacted by the COVID-19 pandemic, and related fiscal stimulus and monetary policies that may affect their profitability, asset quality, and capitalization.

MARKET AND LIQUIDITY RISKS

Changes in interest rates could adversely impact our financial condition and results of operations.

Like many financial institutions, we realize a significant portion of our income from the spread between interest earned on our outstanding loans and investments and interest paid on our borrowings and other liabilities, as measured by our net interest spread. Although we use various methods and procedures to monitor and manage exposures due to changes in interest rates, we could experience instances when either our interest-bearing liabilities will be more sensitive to changes in interest rates than our interest-earning assets, or vice versa. These impacts are exacerbated by prepayment risk, which is the risk that mortgage-related assets will be refinanced and prepaid in low interest-rate environments. The realization of such risk could require us to reinvest the proceeds of prepaid assets at lower, and possibly negative, spreads, or such assets could remain outstanding at below-market yields when interest rates increase. Moreover, accelerated prepayments in a low interest-rate environment could result in elevated levels of premium expense recognition, as was the case during 2020, due to the fact that a substantial portion of our mortgage assets were purchased at premium prices.

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

In July 2017, the United Kingdom’s Financial Conduct Authority (FCA), which regulates the London Interbank Offered Rate (LIBOR), announced its intention to stop persuading or compelling the group of major banks that sustains LIBOR to submit rate quotations after 2021. In March 2021, the FCA further announced that LIBOR will either cease to be provided by any administrator or no longer be representative immediately after December 31, 2021, or, in the case of some more frequently used U.S. dollar LIBOR settings, including those used by us, immediately after June 30, 2023. Although the FCA does not expect LIBOR to become unrepresentative before the applicable cessation date and intends to consult on requiring the administrator of LIBOR to continue publishing LIBOR of certain currencies and tenors on a non-representative, synthetic basis for a period after the applicable cessation date, there is no assurance that LIBOR, of any particular currency or tenor, will continue to be published or be representative through any particular date. There is no assurance that LIBOR will continue to be accepted or used by the markets generally or by any issuers, investors, or counterparties at any time, even if LIBOR continues to be available.

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

In April 2018, the Federal Reserve Bank of New York began publishing SOFR, which the Alternative Reference Rates Committee, a private-market committee convened by the Federal Reserve and the Federal Reserve Bank of New York, recommended as the alternative reference rate to U.S. dollar LIBOR. Since 2018, market activity in SOFR-linked financial instruments has continued to develop. Since November 2018, we have issued SOFR-linked COs. The Bank began to offer a SOFR-linked advance product in October 2019, began to use SOFR-indexed derivatives in May 2020 and began to invest in MBS with SOFR-linked coupons. As noted elsewhere in this report, we have assets and liabilities, including derivative assets and derivative liabilities, and member-pledged collateral indexed to LIBOR. We continue to evaluate the potential impact of the eventual replacement of the LIBOR benchmark interest rate, including the possibility of SOFR as the dominant replacement.

Alternatives may or may not be developed with or without additional complications. The market transition away from LIBOR and towards SOFR or other alternative reference rates, which will include the development of term and credit adjustments to accommodate differences between LIBOR and SOFR or other alternative reference rates, is expected to continue to be complicated. Transition in the markets and in our systems could be disruptive.

During the market transition away from LIBOR, LIBOR may experience increased volatility or become less representative, and the overnight U.S. Treasury repurchase market underlying SOFR may also experience disruptions from time to time, which may result in unexpected fluctuations in SOFR. Given the large volume of LIBOR-based mortgages and financial instruments, the basis adjustment to the replacement floating rate will receive extraordinary scrutiny, but whether the net impact is positive or negative cannot yet be ascertained. Risks relating to the effect of changes in legacy contractual interest rate terms on our financial assets and liabilities and the ability to renegotiate contractual terms, as well as risks relating to the market demand for our products and debt, the market value of pledged collateral, and critical vendors being able to adjust systems to properly process and account for an alternative rate are additional examples of the risks. We are not able to predict whether or when LIBOR publication will be discontinued, whether an alternative rate, such as SOFR, will become a widely accepted reference rate in place of LIBOR, or what impact the transition from LIBOR may have on our or our members’ business, financial condition, and results of operations. Additional information is in Part II — Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Executive Summary — LIBOR Transition Preparations.

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

CREDIT RISKS

We are subject to credit-risk exposures related to advances, mortgage loans, derivatives, money-market transactions, investments, credit products, and member failures. Increased delinquency rates and credit losses beyond those currently expected could adversely impact the yield on or value of investments.

We are exposed to secured and unsecured credit risk as part of our normal business operations through funding advances, purchasing mortgage loans, derivatives, money-market transactions, investments, and extending other credit products, such as standby letters or credit, and future advance commitments. We are required to fully secure advances and other extensions of credit to our members with collateral. We evaluate the type of collateral pledged by members and assign a borrowing capacity to the collateral, based on the risk associated with that type of collateral. If we have insufficient collateral before or after an event of payment default or failure of a member or we are unable to liquidate the collateral for the value assigned to it in the event of a payment default or failure of a member, we could experience a credit loss on advances or standby letters of credit, which could adversely affect our financial condition or results of operations. In addition, we extend short-dated unsecured credit risk and secured credit risk to U.S. and global financial institution counterparties. Failures by these counterparties to perform on their obligations to us could have an adverse effect on our financial condition, results of operations, or ability to pay dividends or redeem or repurchase capital stock.

During economic downturns or periods of significant economic and financial uncertainties, including the current period, the number of our members or financial counterparties exhibiting financial stress may increase, which could expose us to additional member or other credit risk. Both the effects of the coronavirus itself, the governmental response, and forbearance granted in connection with the coronavirus may result in an increase in the level of delayed payments of principal and interest for both federal government-backed and conventional mortgage loans held in our portfolio. Potential defaults on mortgage loans beyond what we have currently forecasted could cause an increase in our allowance for credit losses on mortgage loans. In addition, the effects of the coronavirus pandemic have generally increased credit risks in our investment portfolios, including MPF loans held in our portfolio.

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

Further, our methodology for determining our allowance for loan losses on our investments in MPF loans considers factors relevant to those investments, including market delinquency rates and trends in the delinquency rates on our investments in conventional mortgage loans. If delinquency or default rates rise for these investments or other factors used in determining the allowance worsen, we may determine to increase our allowance for loan losses, which would adversely impact our results of operations and financial condition.

We have geographic concentrations that could adversely impact our business operations and/or financial condition.

We, by nature of our charter and our business operations, are exposed to credit risk resulting from limited geographic diversity. Our advances business is generally limited to operations within our district. While we employ conservative credit underwriting and collateral practices to limit exposure, a decline in our district's economic conditions could create a credit exposure to our members' advances obligations in excess of collateral held.

We have concentrations of mortgage loans in some geographic areas based on our investments in MPF loans and on our receipt of collateral pledged for advances. See Part II — Item 7 — Management's Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition — Mortgage Loans for additional information on these concentrations. To the extent that any of these geographic areas experience significant declines in the local housing markets, declining economic conditions, or natural disasters, the nature and severity of which may be impacted by climate change, we could experience increased losses on our investments in MPF loans.

OPERATIONAL RISKS

We rely heavily upon information systems and other technology and any disruption, failure, or security breach, including events caused by cyberattacks, of such information systems or other technology could adversely impact our reputation, financial condition, and results of operations.

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

We are implementing a continuous strategy to ensure our mission critical applications and supporting infrastructure remain protected against evolving security threats. The pace of change to our information technology increases the risk of failures or interruptions of information systems or other technology, which could have a material adverse impact on our financial condition and results of operations.

We rely on vendors and other third parties for certain important or critical services and could be adversely impacted by disruptions in those services.

For example, in participating in the MPF program, we rely on the FHLBank of Chicago in its capacity as the MPF Provider. Our investments in mortgage loans through the MPF program account for 9.6 percent of our total assets as of December 31, 2021, and 21.9 percent of interest income for the year ended December 31, 2021. If the FHLBank of Chicago changes, or ceases to operate the MPF program or experiences a failure or interruption in its information systems and other technology in its operation of the MPF program, our mortgage-investment activities could be adversely impacted, and we could experience a related decrease in net interest margin, financial condition, and profitability. In the same way, we could be adversely impacted if any of the FHLBank of Chicago's third-party vendors engaged in the operation of the MPF program were to experience operational or technological difficulties.

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

For example, we use models to assist in our determination of the fair values of financial instruments. The degree of management judgment involved in determining the fair value of a financial instrument is dependent upon the availability of quoted market prices or observable market pricing parameters. For financial instruments that are actively traded and have quoted market prices or parameters readily available, there is little to no subjectivity in determining fair value. If market quotes are not available, fair values are based on discounted cash flows using market estimates of interest rates and volatility or on dealer prices or prices of similar instruments. Pricing models and changes in their underlying assumptions are based on our best estimates for discount rates, prepayments, market volatility, and other factors. These assumptions could have a significant effect on the reported fair values of assets and liabilities, including derivatives, the related income and expense, and the expected future behavior of assets and liabilities. While the models we use to value instruments and measure risk exposures are subject to periodic validation by our staff and by independent parties, rapid changes in market conditions in the interim could impact our financial position. The use of different models and assumptions, as well as changes in market conditions, could significantly impact our financial condition and results of operations.

GENERAL RISK FACTORS

The inability to retain key personnel could adversely impact our operations.

We rely on key personnel for many of our functions and have a relatively small workforce, relative to the size and complexity of our business. Our ability to retain such personnel is important for us to conduct our operations and measure and maintain risk and financial controls. Our ability to retain key personnel could be challenged as the U.S., and the Boston area in particular, emerges from the effects of COVID-19, and competition for talent increases relative to pre-pandemic levels.

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

ITEM 3. LEGAL PROCEEDINGS

Private-label MBS Complaint

On April 20, 2011, we filed a complaint (subsequently amended) in the Superior Court Department of the Commonwealth of Massachusetts in Suffolk County against various securities dealers, underwriters, control persons, and issuers/depositors (securities defendants) along with certain credit rating agency defendants, based on our investments in certain private-label MBS issued by 115 securitization trusts for which we originally paid approximately $5.8 billion.

Between the date of filing and November 2020, we resolved our claims against all of the securities defendants and certain rating agency defendants. However, we continue to pursue fraud claims against Moody’s Investors Service, Inc. and Moody’s Corporation (collectively referred to as “Moody’s”) with respect to eleven securitization trusts.

Our original Massachusetts complaint was removed by the defendants (including Moody’s) to the United States District Court for the District of Massachusetts (Massachusetts District Court) and was pending there for several years, but in January 2017 the court, upon our motion (following our successful appeal to the United States Court of Appeals for the First Circuit of an earlier adverse ruling dismissing our claims), severed our claims against Moody's and transferred the severed claims to the United States District Court for the Southern District of New York (S.D.N.Y.). Shortly thereafter, based upon the Supreme Court’s Lightfoot v. Cendant Mortgage Corp. decision, the S.D.N.Y. dismissed our claims against Moody’s for lack of federal jurisdiction.

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

Other Legal Proceedings

From time to time, we are subject to various legal proceedings arising in the normal course of business. After consultation with legal counsel, we do not anticipate that the ultimate liability, if any, arising out of these matters will have a material adverse effect on our financial condition or results of operations.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The par value of our capital stock is $100 per share. Our stock is not publicly traded and can be purchased only by our members at par. As of February 28, 2022, 425 members and 11 nonmembers held a total of 9.8 million shares of our Class B stock. As of December 31, 2021, our capital plan no longer includes the authority to issue Class A capital stock. We have never issued Class A stock.

Subject to regulatory limitations, dividends are solely within the discretion of our board of directors. The board of directors declared dividends during 2021, 2020, and 2019 as set forth in Table 3 below. Dividend rates are quoted in the form of an interest rate, which is then applied to each stockholder's average capital-stock-balance outstanding during the preceding calendar quarter to determine the dollar amount of the dividend that each stockholder will receive. The dividend rate was based upon a spread to average short-term interest rates experienced during the quarter.

Table 3 - Quarterly Dividends Declared
(dollars in thousands)

	2021			2020			2019
Dividends Declared in the Quarter Ending	Average Capital Stock (1) during preceding quarter	Dividend Amount (2)	Annualized Dividend Rate	Average Capital Stock (1) during preceding quarter	Dividend Amount (2)	Annualized Dividend Rate	Average Capital Stock (1) during preceding quarter	Dividend Amount (2)	Annualized Dividend Rate
March 31	$1,338,682	$5,351	1.59%	$1,753,303	$24,129	5.46%	$2,396,636	$37,272	6.17%
June 30	1,219,853	4,631	1.54	1,915,125	24,094	5.06	2,064,694	31,666	6.22
September 30	1,131,903	4,290	1.52	1,839,680	18,845	4.12	1,851,474	27,881	6.04
December 31	1,049,864	5,425	2.05	1,469,693	13,890	3.76	1,796,954	25,953	5.73
_________________________
(1)    Average capital stock amounts do not include average balances of mandatorily redeemable stock.
(2)    The dividend amounts do not include the interest expense on mandatorily redeemable stock.

On February 18, 2022, our board of directors declared a cash dividend that was equivalent to an annual yield of 2.05 percent, the approximate daily average of SOFR rates for the fourth quarter of 2021 plus 200 basis points. The dividend amount, based on average daily balances of Class B shares outstanding for the fourth quarter of 2021 totaled $5.1 million and was paid on March 2, 2022. In declaring the dividend, the board stated that it expects to follow this formula for declaring cash dividends through 2022, though a quarterly loss or a significant adverse event or trend could cause a dividend to be reduced or suspended.

Dividends are declared and paid in accordance with a schedule adopted by the board of directors that enables our board of directors to declare each quarterly dividend after net income is known, rather than basing the dividend on estimated net income. For example, in 2021, quarterly dividends were declared in February, April, July, and October based on the immediately preceding quarter's net income and were paid on the second business day of the month that followed the month of declaration. We expect to continue this approach in 2022.

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

We maintain a policy providing that if our minimum retained earnings target exceeds the level of our retained earnings, the quarterly dividend payout cannot exceed 40 percent of our net income for the quarter. Our minimum retained earnings target was $700.0 million as of December 31, 2021, compared with $1.5 billion in retained earnings at December 31, 2021.

We may not pay dividends in the form of capital stock or issue new excess stock to members if our excess stock exceeds 1.0 percent of our total assets or if the issuance of excess stock would cause our excess stock to exceed 1.0 percent of our total assets. At December 31, 2021, we had excess stock outstanding totaling $32.6 million or 0.1 percent of our total assets.

We maintain a policy establishing a minimum capital level in excess of regulatory requirements to provide further protection for our capital base. This adopted minimum capital level provides that we will maintain a minimum capital level equal to 4.0 percent of total assets plus an amount we measure as our risk exposure with 99 percent confidence using our economic capital model, an amount equal to $1.8 billion at December 31, 2021. Our permanent capital level was $2.5 billion at December 31, 2021, so we were in excess of this requirement by $750.8 million on that date. If necessary to satisfy this adopted minimum capital level, however, we will take steps to control asset growth and/or maintain capital levels, the latter of which may limit future dividends.

Our capital plan and the Joint Capital Agreement require us to allocate 20 percent of our net income to a separate restricted retained earnings account until the total amount in the restricted retained earnings account is at least equal to 1.0 percent of the daily average carrying value of our outstanding total COs (excluding fair-value adjustments) for the calendar quarter. Throughout 2021, the balance in restricted retained earnings totaled $368.4 million, which exceeded the threshold for the contribution requirement. As of December 31, 2021, our required contribution level was $299.5 million, and therefore the balance of our restricted retained earnings exceeded the required contribution level by $68.9 million, primarily the result of the decrease in outstanding consolidated obligations during 2021 and 2020. Accordingly, no allocation of net income was made to restricted retained earnings in 2021 and no further allocations of net income into restricted retained earnings are required until such time as the required contribution level exceeds the balance of restricted retained earnings. Amounts in the restricted retained earnings account cannot be used to pay dividends. Any amount of restricted retained earnings that exceeds 150 percent of the contribution requirement may be reclassified to unrestricted retained earnings. No reclassification from restricted retained earnings to unrestricted retained earnings occurred during 2021.

For additional information on the Joint Capital Agreement, see Item 7 — Management's Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Internal Capital Practices and Policies — Restricted Retained Earnings and the Joint Capital Agreement.

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This report includes statements describing anticipated developments, projections, estimates, or predictions of ours that are “forward-looking statements.” These statements may involve matters related to, but not limited to, projections of revenues, income, earnings, capital expenditures, dividends, capital structure, or other financial items; repurchases of excess stock, our minimum retained earnings target, or the interest-rate environment in which we do business; statements of management’s plans or objectives for future operations; expectations of effects or changes in fiscal and monetary policies and our future economic performance; projections or expectations regarding the COVID-19 pandemic or its effects; or statements of assumptions underlying certain of the foregoing types of statements. These statements may use forward-looking terminology such as, but not limited to, “anticipates,” “believes,” "continued" “expects,” “plans,” “intends,” “may,” “could,” “estimates,” “assumes,” “should,” “will,” “likely,” or their negatives or other variations on these terms. We caution that, by their nature, forward-looking statements are subject to a number of risks or uncertainties, including the risk factors set forth in Part I — Item 1A — Risk Factors and the risks set forth below. Actual results could differ materially from those expressed or implied in these forward-looking statements or could affect the extent to which a particular objective, projection, estimate, or prediction is realized. As a result, you are cautioned not to place undue reliance on such statements. These forward-looking statements speak only as of the date they are made, and we do not undertake to update any forward-looking statement herein or that may be made from time to time on our behalf.

Some of the risks and uncertainties that could affect our forward-looking statements include the following:

•the effects of economic, financial, credit, and market conditions on our financial and regulatory condition and results of operations, including changes in economic growth, general liquidity conditions, inflation and deflation, employment rates, interest rates, interest rate spreads, interest rate volatility, mortgage originations, prepayment activity, housing prices, asset delinquencies, members’ deposit flows, liquidity needs, and loan demand; changes in benchmark interest rates, including but not limited to the cessation of the LIBOR benchmark rate, the development of alternative rates, including SOFR, and the adverse consequences these could have for market participants, including the Bank and its members; changes in the general economy, including changes resulting from U.S. fiscal and monetary policy, actions of the FOMC, or changes in credit ratings of the U.S. federal government; the condition of the mortgage and housing markets on our mortgage-related assets; and the condition of the capital markets on our COs;
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
•the impact of pandemics, such as the COVID-19 pandemic, epidemics, or health emergencies and responses to such events, including, among other things, the effect on the Bank resulting from illness or quarantines of employees or business partners on which we rely or from remote work arrangements; negative effects on our members’ businesses and their demands for our products, including demand for advances; and effects on the economy and financial markets from Federal Reserve monetary policy, fiscal stimulus programs (or changes to or cessation of such programs), state and local government restrictions on business activities including, among other things, federal and state vaccine mandates and reactions thereto, or generally;
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
•the pace of technological change and our ability to develop and support internal controls, information systems, and other operating technologies that effectively manage the risks we face, including but not limited to, failures, interruptions, or security breaches (cyber-attacks), which could increase as a result of the COVID-19 pandemic related changes in our operating environment; and
•our ability to attract and retain skilled employees, including our key personnel.

These risk factors are not exhaustive. New risk factors emerge from time to time. We cannot predict such new risk factors nor can we assess the impact, if any, of such new risk factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those implied by any forward-looking statements.

EXECUTIVE SUMMARY

Net income for the year ending December 31, 2021, was $69.5 million, compared with net income of $120.3 million for 2020, the result of a decrease of $77.7 million in gains on sales of securities, an increase of $34.4 million in net losses on trading securities, and a $25.6 million decrease in litigation settlement income. These decreases to net income were partially offset by a decrease of $49.1 million in net losses on derivatives, a $17.6 million increase in net interest income after provision for credit losses, and a $13.8 million reduction in operating and other expenses.

For the year ended December 31, 2021, net interest margin was 0.60 percent, an increase of 21 basis points from 2020 and net interest spread was 0.57 percent for the year ended December 31, 2021, an increase of 25 basis points from the same period in 2020. The increase in both net interest spread and net interest margin mainly reflects an improvement in funding costs in 2021 relative to 2020, as well as other improvements in net interest income after provision for credit losses as described in Results of Operations — Net Interest Income. Average total earning assets declined $14.2 billion to $34.9 billion for the year ended December 31, 2021, from $49.1 billion for the same period in 2020.

Our retained earnings grew to $1.5 billion at December 31, 2021, an increase of $49.8 million from December 31, 2020, and equals 4.76 percent of total assets at December 31, 2021. We continue to satisfy all regulatory capital requirements as of December 31, 2021. On February 18, 2022, our board of directors declared a cash dividend that was equivalent to an annual yield of 2.05 percent, the approximate daily average of SOFR for the fourth quarter of 2021 plus 200 basis points.

Our overall results of operations are influenced by the economy and financial markets, and, in particular, by members’ demand for advances and our ability to maintain sufficient access to funding at relatively favorable costs. The continued COVID-19 pandemic, which began to affect businesses and the economy in March 2020, and the response of the U.S. government and the Federal Reserve through changes in monetary policy and implementation of unprecedented fiscal stimulus programs, led to interest rates that remain historically low and substantially elevated deposits reported by member depository institutions. The elevated level of deposits at member depository institutions has been the primary cause of the significant and continued decline in advances balances which began in the second quarter of 2020. In addition, agency mortgage-backed security purchases by the Federal Reserve aimed at supporting the housing market through the pandemic have tightened yield spreads we earn on new mortgage acquisitions and have provided an incentive to some of our members to sell loans to Fannie Mae and Freddie Mac rather than to us. This activity has reduced our outstanding balances of mortgage loans. These developments impacted our financial condition as of December 31, 2021, and results of operations for the year ended December 31, 2021.

Generally, investor demand for high credit quality, fixed-income investments, including COs, continued to be strong relative to other investments. Moreover, a declining supply of COs, primarily as a result of lower advances balances throughout the FHLBank System has further increased the relative demand for COs and improved our relative cost of borrowing. Our flexibility in utilizing various funding tools, in combination with a diverse investor base and our status as a government-sponsored enterprise, have helped provide reliable market access and demand for consolidated obligations throughout fluctuating market environments and regulatory changes affecting dealers of and investors in COs. The Bank has continued to meet all funding needs during the year ended December 31, 2021.

Advances Balances

We continue to deliver on our primary mission, supplying liquidity to our members. Advances balances totaled $12.3 billion at December 31, 2021, compared to $18.8 billion at December 31, 2020. The decrease in advances was in both short- and long-term fixed-rate advances and is primarily due to excess liquidity at member institutions.

Net Interest Income, Margin, and Spread

Net interest spread was 0.57 percent for the year ended December 31, 2021, a 25 basis point increase from 2020, and net interest margin was 0.60 percent, a 21 basis point increase from 2020. The increase in both net interest spread and net interest margin results primarily from an improvement in funding costs and a reduction in net premium amortization on mortgage-related assets relative to the same period in 2020. The sharply-reduced interest rate environment in 2020 triggered refinancing incentives on residential mortgage loans, resulting in increases of mortgage prepayment activity that resulted in accelerated net premium amortization of our agency residential MBS as well as our whole mortgage loans. Refinancing activity of mortgage loans remains high but has moderated during 2021.

Other Income and Expense

Net losses on derivatives in other income for the year ended December 31, 2021, totaled $559 thousand, compared with $49.7 million for 2020. The $559 thousand net losses for the current year consisted of $17.2 million unrealized gains from changes in fair value on economic hedges and $17.8 million of interest expense on economic hedges. Additionally, losses on trading securities totaled $46.3 million for the year ended December 31, 2021. Together, these realized and unrealized losses provided an economic offset primarily to interest income from trading securities, which totaled $49.8 million for the year ended December 31, 2021. See below under — Results of Operations — Economically Hedged Trading Securities for additional information.

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

On October 21, 2020, we adhered to the ISDA 2020 IBOR Fallbacks Protocol, a multilateral mechanism that, effective January 25, 2021, through a Supplement to the ISDA 2006 Definitions, amended our legacy bilateral, over-the-counter LIBOR-based interest rate swaps to substitute SOFR for LIBOR as the benchmark rate following the cessation of LIBOR or if LIBOR is declared by the FCA to be no longer representative of the underlying market and economic reality that it is intended to measure.

On March 5, 2021, the FCA further announced that LIBOR will either cease to be provided by any administrator or no longer be representative immediately after December 31, 2021, or, in the case of some more frequently used U.S. dollar LIBOR settings, including those used by us, immediately after June 30, 2023. The FCA’s announcement on March 5, 2021, constitutes an index cessation event under the ISDA 2020 IBOR Fallbacks Protocol and the Supplement, and as a result, the fallbacks spread adjustment for each tenor is fixed as of the date of the announcement.

On July 1, 2021, the FHFA issued a Supervisory Letter regarding its expectations for an FHLBank’s use of alternative rates other than SOFR. The Supervisory Letter provides guidance on considerations, such as volume of underlying transactions, credit sensitivity, modeling risk and others, that an FHLBank should take into account prior to employing an alternative reference rate.

We recognize that the discontinuance of LIBOR as an interest rate benchmark and the transition to alternative reference rates, including SOFR, present risks and challenges that could affect our business. Certain of our collateral pledged to us and investment securities and derivatives are indexed to LIBOR with exposure extending beyond June 30, 2023. We are implementing our transition plan for the eventual replacement of the LIBOR benchmark interest rate, with SOFR as the expected replacement benchmark. The transition plan includes continuing to monitor and address market developments regarding fallbacks related to LIBOR-based derivatives, investment securities, and other financial instruments, and assessing our operational readiness, including updating processes, models, and information technology systems to support the transition from LIBOR to an alternative reference rate.

Market activity in SOFR-indexed financial instruments continues to increase. During the year ended December 31, 2021, we issued $3.2 billion in SOFR-indexed COs and $7.3 billion in SOFR-indexed advances.

For further details see the following Risk Factors in Part I — Item 1A — Risk Factors — Market and Liquidity Risks — Changes to and replacement of the LIBOR benchmark interest rate could adversely affect our business, financial condition, and results of operations; and — We use derivatives to manage interest-rate risk, however, we could be unable to enter into effective derivative instruments on acceptable terms. Additional information is provided in — Financial Condition - Transition from LIBOR to Alternative Reference Rates and in — Legislative and Regulatory Developments - LIBOR Transition.

ECONOMIC CONDITIONS

Economic Environment

The economy continued to rebound in 2021 from the recessionary effects of the COVID-19 pandemic. Real gross domestic product (GDP) grew at 7.0 percent (annualized) in the fourth quarter and at 5.7 percent for the year. Real GDP growth slowed from above 6 percent (annualized) in the first half of 2021 to approximately 2 percent (annualized) in the third quarter, possibly attributable to a combination of a surge in COVID-19 cases, supply bottlenecks, and waning impact from federal COVID-19 related relief programs. GDP growth rebounded in the fourth quarter as the number of COVID-19 cases declined in the early part of the quarter before rising again in December.

The labor market has also continued to improve in 2021, with job growth averaging 537,000 new jobs per month in 2021. Nonfarm employment increased by 18.8 million since April 2020 but remained down by 3.6 million compared to its pre-pandemic level in February 2020. The labor force participation rate improved from 61.5 percent in February 2021 to 62.3 percent in February 2022. However, the participation rate remains below the February 2020 level of 63.4 percent. The unemployment rate stood at 3.9 percent in December, a decline of 2.8 percentage points from December in 2020. The New England region’s unemployment rate also declined in 2021 and was 4.3 percent in December 2021 compared to 6.9 percent in December 2020.

Supply chain challenges, combined with unusually high demand for goods and increasingly tight labor market conditions, have pushed up inflation. From December 2020 to December 2021, the consumer price index rose 7.0 percent, the fastest rate of inflation in nearly 40 years.

The housing market in 2021 was characterized by a historically low level of homes available for sale, intense competition for homes, and sharply rising home prices. The FHFA reported that house prices rose 17.5 percent nationwide from November 2020 to November 2021. Over the same period, home prices in the New England region increased by 15.4 percent.

Interest-Rate Environment

On March 16, 2022, the FOMC raised the target range for the federal funds rate to 25 to 50 basis points and stated that ongoing increases in the target range will likely be appropriate given elevated rates of inflation. The FOMC also stated that it expects to begin reducing its holdings of Treasury securities, agency debt, and agency mortgage-backed securities at a coming meeting.

Short-term interest rates were close to zero throughout 2021 in keeping with the Federal Reserve’s target range for the federal funds rate of zero to 25 basis points. Long-term interest rates generally followed a rising trend over the course of 2021 as strengthening economic recovery and rising inflation increased expectations that the Federal Reserve would change its interest rate policy to a less accommodative stance.

Table 4 - Key Interest Rates(1)

	2021		2020		2019
	Ending	Average	Ending	Average	Ending	Average
SOFR	0.05%	0.04%	0.07%	0.36%	1.55%	2.20%
Federal funds effective rate	0.07%	0.08%	0.09%	0.36%	1.55%	2.16%
3-month LIBOR	0.21%	0.16%	0.24%	0.65%	1.91%	2.33%
3-month U.S. Treasury yield	0.03%	0.03%	0.06%	0.34%	1.55%	2.08%
2-year U.S. Treasury yield	0.73%	0.26%	0.12%	0.39%	1.57%	1.97%
5-year U.S. Treasury yield	1.26%	0.86%	0.36%	0.53%	1.69%	1.95%
10-year U.S. Treasury yield	1.51%	1.44%	0.91%	0.89%	1.92%	2.14%
________________
(1) Source: Bloomberg

SELECTED FINANCIAL DATA

We derived the selected results of operations for the years ended December 31, 2021, 2020, and 2019, and the selected statement of condition data as of December 31, 2021 and 2020, from financial statements included elsewhere herein. We derived the selected results of operations for the years ended December 31, 2018 and 2017, and the selected statement of condition data as of December 31, 2019, 2018, and 2017, from financial statements not included herein. This selected financial data should be read in conjunction with the financial statements and the related notes appearing in this report.

Table 5 - Selected Financial Data
(dollars in thousands)

	December 31,
	2021	2020	2019	2018	2017
Statement of Condition
Total assets	$32,545,292	$38,461,035	$55,662,811	$63,593,317	$60,361,946
Investments(1)	16,372,499	13,341,538	16,144,244	15,900,204	17,941,614
Advances	12,340,020	18,817,002	34,595,363	43,192,222	37,565,967
Mortgage loans held for portfolio, net(2)	3,120,159	3,930,252	4,501,251	4,299,402	4,004,737
Deposits and other borrowings	884,032	1,088,987	674,309	474,878	477,069
Consolidated obligations:
Bonds	26,613,032	21,471,590	23,888,493	25,912,684	28,344,623
Discount notes	2,275,320	12,878,310	27,681,169	33,065,822	27,720,906
Total consolidated obligations	28,888,352	34,349,900	51,569,662	58,978,506	56,065,529
Mandatorily redeemable capital stock	13,562	6,282	5,806	31,868	35,923
Class B capital stock outstanding-putable(3)	953,638	1,267,172	1,869,130	2,528,854	2,283,721
Unrestricted retained earnings	1,179,986	1,130,222	1,114,337	1,084,342	1,041,033
Restricted retained earnings	368,420	368,420	348,817	310,670	267,316
Total retained earnings	1,548,406	1,498,642	1,463,154	1,395,012	1,308,349
Accumulated other comprehensive income (loss)	28,967	16,139	(186,972)	(316,507)	(326,940)
Total capital	2,531,011	2,781,953	3,145,312	3,607,359	3,265,130
Results of Operations
Net interest income after provision for credit losses	$212,163	$194,566	$268,941	$312,144	$277,099
Net impairment losses on held-to-maturity securities recognized in earnings	—	—	(1,212)	(532)	(1,454)
Litigation settlements	505	26,096	29,361	12,769	20,761
Other (loss) income, net	(47,387)	14,831	12,835	8,589	3,605
Other expense	88,081	101,857	97,884	91,902	88,501
AHP assessments	7,739	13,386	21,302	24,299	21,307
Net income	$69,461	$120,250	$190,739	$216,769	$190,203
Other Information
Dividends declared	$19,697	$80,958	$122,772	$130,106	$98,840
Dividend payout ratio	28.36%	67.32%	64.37%	60.02%	51.97%
Weighted-average dividend rate(4)	1.66	4.64	6.05	5.56	4.14
Return on average equity(5)	2.62	4.00	6.29	6.38	5.83
Return on average assets	0.19	0.24	0.35	0.35	0.32
Net interest margin(6)	0.60	0.39	0.49	0.51	0.47
Average equity to average assets	7.43	6.03	5.51	5.49	5.49
Total regulatory capital ratio(7)	7.73	7.21	6.00	6.22	6.01
_______________________
(1)Investments include available-for-sale securities, held-to-maturity securities, trading securities, interest-bearing deposits, securities purchased under agreements to resell and federal funds sold.
(2)The allowance for credit losses for mortgage loans amounted to $1.7 million, $3.1 million, $500 thousand, $500 thousand, and $500 thousand, as of December 31, 2021, 2020, 2019, 2018, and 2017, respectively.
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
(5)Return on average equity is net income divided by the total of the average daily balance of outstanding Class B capital stock, accumulated other comprehensive income and total retained earnings.
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

RESULTS OF OPERATIONS

Comparison of the year ended December 31, 2021, versus the year ended December 31, 2020

Net income decreased to $69.5 million for the year ended December 31, 2021, from $120.3 million for the year ended December 31, 2020. The reasons for the decrease are discussed under — Executive Summary.

Net Interest Income

Net interest income after provision for credit losses for the year ending December 31, 2021, was $212.2 million, compared with $194.6 million for 2020. The increase of $17.6 million in net interest income after provision for credit losses is attributable to several favorable factors, including: the absence of margin compression on liquid investments that the Bank experienced during the second quarter of 2020 following the sudden interest-rate cuts by the FOMC in March 2020; a $33.2 million decrease in net amortization of premium on mortgage-backed securities and mortgage loans; a $16.5 million increase in net unrealized gains from fair value hedges; a $10.0 million increase in prepayment income; a $1.5 billion increase in the average balance of U.S. Treasury securities; and a general improvement in funding costs. These factors were partially offset by reductions to net interest income resulting from average balance decreases of $12.4 billion for advances and $840.1 million for mortgage loans, as well as a $9.0 million decrease in accretion of significant improvement in projected cash flows resulting from sales of previously impaired private-label MBS, as all private-label MBS were sold in 2020. In addition, net interest income was negatively affected by lower income from investing our capital, resulting from the near-zero, and substantially lower, average short-term interest rates in 2021 compared to the year prior and the $541.3 million decline in the average balance of outstanding capital stock in 2021 compared to the same period a year prior.

For the year ended December 31, 2021, net interest margin was 0.60 percent, an increase of 21 basis points from 2020 and net interest spread was 0.57 percent for the year ended December 31, 2021, an increase of 25 basis points from the same period in 2020. The increase in both net interest spread and net interest margin mainly reflects an improvement in funding costs in 2021 relative to 2020, as well as the factors affecting the improvements in net interest income after provision for credit losses described above.

Table 6 presents major categories of average balances, related interest income/expense, and average yields/rates for interest-earning assets and interest-bearing liabilities. Our primary source of earnings is net interest income, which is the interest earned on advances, mortgage loans, and investments less interest paid on COs, deposits, and other sources of funds.

Table 6 - Net Interest Spread and Margin
(dollars in thousands)

	For the Years Ended December 31,
	2021			2020			2019
	Average Balance	Interest Income / Expense	Average Yield/Rate	Average Balance	Interest Income / Expense	Average Yield/Rate	Average Balance	Interest Income / Expense	Average Yield/Rate
Assets
Advances	$15,342,714	$204,022	1.33%	$27,786,226	$424,314	1.53%	$33,128,806	$889,610	2.69%
Interest-bearing deposits	351,973	147	0.04	1,054,009	5,749	0.55	1,033,450	22,390	2.17
Securities purchased under agreements to resell	608,376	452	0.07	2,000,831	15,049	0.75	5,491,663	123,438	2.25
Federal funds sold	2,783,852	2,210	0.08	2,982,536	18,009	0.60	2,635,165	58,015	2.20
Investment securities(1)	12,314,146	125,656	1.02	10,959,422	165,782	1.51	8,072,471	203,737	2.52
Mortgage loans (1)(2)	3,497,996	93,048	2.66	4,338,074	124,828	2.88	4,417,474	147,885	3.35
Other earning assets	—	—	—	5,464	48	0.88	1,164	25	2.15
Total interest-earning assets	34,899,057	425,535	1.22	49,126,562	753,779	1.53	54,780,193	1,445,100	2.64
Other non-interest-earning assets	357,359			311,061			236,032
Fair-value adjustments on investment securities	423,350			448,420			43,176
Total assets	$35,679,766	$425,535	1.19%	$49,886,043	$753,779	1.51%	$55,059,401	$1,445,100	2.62%
Liabilities and capital
Consolidated obligations
Discount notes	$8,522,868	$4,476	0.05%	$21,224,879	$187,743	0.88%	$25,489,068	$569,896	2.24%
Bonds	23,347,122	210,052	0.90	24,384,707	374,449	1.54	25,526,458	598,585	2.34
Other interest-bearing liabilities	974,719	306	0.03	949,599	1,379	0.15	583,921	7,593	1.30
Total interest-bearing liabilities	32,844,709	214,834	0.65	46,559,185	563,571	1.21	51,599,447	1,176,074	2.28
Other non-interest-bearing liabilities	182,421			317,352			428,082
Total capital	2,652,636			3,009,506			3,031,872
Total liabilities and capital	$35,679,766	$214,834	0.60%	$49,886,043	$563,571	1.13%	$55,059,401	$1,176,074	2.14%
Net interest income		$210,701			$190,208			$269,026
Net interest spread			0.57%			0.32%			0.36%
Net interest margin			0.60%			0.39%			0.49%
_________________________
(1)    Average balances are reflected at amortized cost.
(2)    Nonaccrual loans are included in the average balances used to determine average yield.

Rate and Volume Analysis

Changes in both average balances (volume) and interest rates influence changes in net interest income and net interest margin. Table 7 summarizes changes in interest income and interest expense for the years ended December 31, 2021 and 2020. Changes in interest income and interest expense that are not identifiable as either volume-related or rate-related, but are equally attributable to both volume and rate changes, have been allocated to the volume and rate categories based upon the proportion of the absolute value of the volume and rate changes.

Table 7 - Rate and Volume Analysis
(dollars in thousands)

	For the Year Ended December 31, 2021 vs. 2020			For the Year Ended December 31, 2020 vs. 2019
	Increase (Decrease) due to			Increase (Decrease) due to
	Volume	Rate	Total	Volume	Rate	Total
Interest income
Advances	$(170,968)	$(49,324)	$(220,292)	$(126,624)	$(338,672)	$(465,296)
Interest-bearing deposits	(2,347)	(3,255)	(5,602)	437	(17,078)	(16,641)
Securities purchased under agreements to resell	(6,360)	(8,237)	(14,597)	(52,956)	(55,433)	(108,389)
Federal funds sold	(1,125)	(14,674)	(15,799)	6,794	(46,800)	(40,006)
Investment securities	18,657	(58,783)	(40,126)	59,094	(97,049)	(37,955)
Mortgage loans	(22,859)	(8,921)	(31,780)	(2,616)	(20,441)	(23,057)
Other earning assets	(24)	(24)	(48)	45	(22)	23
Total interest income	(185,026)	(143,218)	(328,244)	(115,826)	(575,495)	(691,321)
Interest expense
Consolidated obligations
Discount notes	(71,261)	(112,006)	(183,267)	(82,849)	(299,304)	(382,153)
Bonds	(15,318)	(149,079)	(164,397)	(25,713)	(198,423)	(224,136)
Other interest-bearing liabilities	36	(1,109)	(1,073)	2,390	(8,604)	(6,214)
Total interest expense	(86,543)	(262,194)	(348,737)	(106,172)	(506,331)	(612,503)
Change in net interest income	$(98,483)	$118,976	$20,493	$(9,654)	$(69,164)	$(78,818)

Average Balance of Advances Outstanding

The average balance of total advances decreased $12.4 billion, or 44.8 percent, for the year ended December 31, 2021, compared with the same period in 2020 as members paid off advances, in many cases prior to maturity. We believe it is likely that advances balances will remain for some time at a level that is significantly lower than that of the past several years, and could decline further, due to high levels of deposits relative to loans among our members as well as acquisitions of borrowing members by institutions ineligible for membership with the Bank.

For the year ended December 31, 2021 and 2020, net prepayment fees on advances were $34.0 million and $24.0 million, respectively. Prepayment-fee income is unpredictable and inconsistent from period to period, occurring only when advances and investments are prepaid prior to the scheduled maturity or repricing dates, and generally when prevailing reinvestment yields are lower than those of the prepaid advances. For additional information see Item 8 — Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 2 — Summary of Significant Accounting Policies — Advances.

Average Balance of Investments

Average short-term money-market investments, consisting of interest-bearing deposits, securities purchased under agreements to resell, and federal funds sold, decreased $2.3 billion, or 38.0 percent, for the year ended December 31, 2021, compared with the same period in 2020, as liquidity needs were sharply lower in 2021 compared to 2020 amid much lower advances borrowing activity. The yield earned on short-term money-market investments is highly correlated to short-term market interest rates. As a result of the FOMC’s continued low target range for the federal funds rate, average yields on overnight federal funds sold decreased from 0.60 percent during the year ended December 31, 2020 to 0.08 percent during the year ended December 31, 2021, while average yields on securities purchased under agreements to resell decreased from 0.75 percent for the year ended December 31, 2020 to 0.07 percent for the year ended December 31, 2021. These investments are used for liquidity management.

Average investment-securities balances increased $1.4 billion, or 12.4 percent for the year ended December 31, 2021, compared with the same period in 2020, an increase consisting primarily of a $1.5 billion increase in U.S. Treasury obligations.

Average Balance of COs

Average CO balances decreased $13.7 billion, or 30.1 percent, for the year ended December 31, 2021, compared with the same period in 2020, resulting from our decreased funding needs principally due to the decrease in our average advances balances. This overall decrease consisted of declines of $12.7 billion in CO discount notes and $1.0 billion in CO bonds.

The average balance of CO discount notes represented approximately 26.7 percent of total average COs during the year ended December 31, 2021, compared with 46.5 percent of total average COs during the year ended December 31, 2020. The average balance of CO bonds represented 73.3 percent and 53.5 percent of total average COs outstanding during the years ended December 31, 2021 and 2020, respectively.

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

Table 8 - Effect of Derivative and Hedging Activities
(dollars in thousands)

	For the Year Ended December 31, 2021
Net Effect of Derivatives and Hedging Activities	Advances	Investments	Mortgage Loans	CO Bonds	Other	Total
Net interest income
Amortization / accretion of hedging activities (1)	$(2,064)	$—	$(1,317)	$(3,145)	$—	$(6,526)
Gains on designated fair-value hedges	989	7,641	—	96	—	8,726
Net interest settlements on derivatives(2)	(60,285)	(120,524)	—	67,028	—	(113,781)
Total net interest income	(61,360)	(112,883)	(1,317)	63,979	—	(111,581)

Net (losses) gains on derivatives and hedging activities
Losses on derivatives not receiving hedge accounting	(416)	—	—	(1,738)	(149)	(2,303)
CO bond firm commitments	—	—	—	1,734	—	1,734
Mortgage delivery commitments	—	—	(118)	—	—	(118)
Net losses on derivatives and hedging activities	(416)	—	(118)	(4)	(149)	(687)

Total net effect of derivatives and hedging activities	$(61,776)	$(112,883)	$(1,435)	$63,975	$(149)	$(112,268)

	For the Year Ended December 31, 2020
Net Effect of Derivatives and Hedging Activities	Advances	Investments	Mortgage Loans	CO Bonds	Other	Total
Net interest income
Amortization / accretion of hedging activities in net interest income (1)	$(1,937)	$—	$(1,846)	$(3,707)	$—	$(7,490)
Losses on designated fair-value hedges	(542)	(5,448)	—	(1,746)	—	(7,736)
Net interest settlements included in net interest income (2)	(53,615)	(70,317)	—	23,843	—	(100,089)
Total net interest income	(56,094)	(75,765)	(1,846)	18,390	—	(115,315)

Net (losses) gains on derivatives and hedging activities
(Losses) gains on derivatives not receiving hedge accounting	(719)	—	—	—	1,076	357
Mortgage delivery commitments	—	—	1,405	—	—	1,405
Net (losses) gains on derivatives and hedging activities	(719)	—	1,405	—	1,076	1,762

Total net effect of derivatives and hedging activities	$(56,813)	$(75,765)	$(441)	$18,390	$1,076	$(113,553)

	For the Year Ended December 31, 2019
Net Effect of Derivatives and Hedging Activities	Advances	Investments	Mortgage Loans	CO Bonds	Other	Total
Net interest income
Amortization / accretion of hedging activities in net interest income (1)	$(1,934)	$—	$(752)	$(2,567)	$—	$(5,253)
Gains (losses) on designated fair-value hedges	2,358	824	—	(1,100)	—	2,082
Net interest settlements included in net interest income (2)	39,085	(22,249)	—	(17,482)	—	(646)
Total net interest income	39,509	(21,425)	(752)	(21,149)	—	(3,817)

Net (losses) gains on derivatives and hedging activities
Losses on derivatives not receiving hedge accounting	(1,266)	—	—	—	—	(1,266)
Mortgage delivery commitments	—	—	1,945	—	—	1,945
Net (losses) gains on derivatives and hedging activities	(1,266)	—	1,945	—	—	679

Total net effect of derivatives and hedging activities	$38,243	$(21,425)	$1,193	$(21,149)	$—	$(3,138)
________________________
(1)    Represents the amortization/accretion of hedging fair-value adjustments and cash-flow hedge amortization reclassified from accumulated other comprehensive income.
(2)    Represents interest income/expense on derivatives included in net interest income.

Economically Hedged Trading Securities

We maintain a portfolio of economically hedged trading securities consisting of U.S Treasury obligations, which averaged $2.4 billion for the year ended December 31, 2021. Because these securities are not designated in qualifying fair-value hedge relationships, the income statement impacts of the economic hedge relationships appear within multiple line items of our income statement. Table 9 presents the net impact to our earnings arising from these economically hedged trading securities.

Table 9 - Economically Hedged Trading Securities (1)
(dollars in thousands)

	For the Year Ended December 31,
	2021	2020	2019
Interest income
Net interest settlements on trading securities	$49,574	$83,056	$21,376

Net (losses) gains on trading securities	(46,293)	(11,740)	1,074

Net (losses) gains on derivatives and hedging activities:
Net interest settlements on derivatives	(17,724)	(34,777)	1,304
Change in fair value of derivatives	17,844	(16,767)	(652)
Price alignment interest (2)	8	108	88
Total net impact of economically hedged trading securities	$3,409	$19,880	$23,190
________________________
(1)    Includes only trading securities that are economically hedged with an associated derivative.
(2)    Represents the amount for derivatives for which variation margin, or payments made for the changes in the market value of the transaction, is characterized as a daily settlement amount.

Comparison of the year ended December 31, 2020, versus the year ended December 31, 2019

For discussion and analysis of our results of operations for 2020 compared to 2019, see Results of Operations in the Management's Discussion and Analysis of Financial Condition and Results of Operations of our 2020 Annual Report on Form 10-K.

FINANCIAL CONDITION

Advances

At December 31, 2021, the advances portfolio totaled $12.3 billion, a decrease of $6.5 billion from $18.8 billion at December 31, 2020. The demand for advances experienced further reduction during the year, as member deposit levels continued to be elevated.

Table 10 - Advances Outstanding by Product Type
(dollars in thousands)

	December 31, 2021		December 31, 2020
	Par Value	Percent of Total	Par Value	Percent of Total
Fixed-rate advances
Long-term	$6,511,706	52.7%	$9,839,714	52.6%
Short-term	1,531,550	12.4	4,180,412	22.3
Putable	1,178,425	9.6	1,874,925	10.0
Amortizing	551,163	4.5	667,506	3.6
Overnight	225,922	1.8	170,045	0.9
All other fixed-rate advances	—	—	10,000	0.1
	9,998,766	81.0	16,742,602	89.5

Variable-rate advances
Simple variable (1)	2,348,875	19.0	1,906,575	10.2
All other variable-rate indexed advances	64	—	55,335	0.3
	2,348,939	19.0	1,961,910	10.5
Total par value	$12,347,705	100.0%	$18,704,512	100.0%
________________________

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

We monitor the financial condition of all members and housing associates by reviewing available financial data, such as regulatory call reports filed by depository institution members, regulatory financial statements filed with the appropriate state insurance departments by insurance company members, audited financial statements of housing associates, SEC filings, and rating-agency reports to ensure that potentially troubled members are identified as soon as possible. In addition, we have access to most members' regulatory examination reports. We analyze this information on a regular basis.

Our depository members generally experienced improvement in key financial metrics over the 12 months ending September 30, 2021, principally as a result of a significant reduction in provisions for loan losses due to expectations of fewer losses from the pandemic-induced economic downturn. The economic outlook improved materially over the past year due to the various government actions taken to reduce the negative economic impacts of the pandemic, which included stimulus payments, eviction moratoriums, the loan forbearance program, and Paycheck Protection Program (PPP) loans. The approval of three vaccines in early 2021 to protect against COVID-19 also had a positive impact as it allowed for broader re-opening of the economy, though such re-opening was delayed by the onset of variants of COVID-19. Although the balance of loans in forbearance is not publicly available, the Bank has been receiving this data for our members. Aggregate nonperforming assets reported publicly by depository institution members in their regulatory filings decreased during the twelve months ending September 30, 2021, and as a percentage of assets were 0.29 percent at September 30, 2021, compared to 0.49 percent at September 30, 2020. The termination of forbearance programs could result in an increase in reported problem loans at our depository members. The financial condition of our insurance company members was in aggregate stable over the 12 months ending September 30, 2021.

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

Our agreements with our borrowers require each borrower to have sufficient eligible collateral pledged to us to fully secure all outstanding extensions of credit, including advances, accrued interest receivable, standby letters of credit, MPF credit-enhancement obligations, and lines of credit (collectively, extensions of credit) at all times. See Item 8 — Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 6 — Advances for the types of assets we generally accept as collateral.

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

Beyond our practice of taking security interests in collateral, Section 10(e) of the FHLBank Act affords any security interest granted to us by a federally-insured depository institution member or such member's affiliate priority over the claims or rights of any other party, including any receiver, conservator, trustee, or similar entity that has the rights of a lien creditor, unless these claims and rights would be entitled to priority under otherwise applicable law and are held by actual purchasers or by parties that are secured by actual perfected security interests. In this regard, the priority granted to our security interests under Section 10(e) may not apply when lending to insurance company members due to the anti-preemption provision contained in the McCarran-Ferguson Act in which Congress declared that federal law would not preempt state insurance law unless the federal law expressly regulates the business of insurance. Thus, if state law conflicts with Section 10(e) of the FHLBank Act, the protection afforded by this provision may not be available to us.

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

Table 11 - Advances Outstanding by Borrower Credit Status Category
(dollars in thousands)

	As of December 31, 2021
	Number of Borrowers	Par Value of Advances Outstanding	Discounted Collateral	Ratio of Discounted Collateral to Advances
Category-1	196	$7,949,994	$91,898,362	1,156.0%
Category-2	14	308,946	909,974	294.5
Category-3	12	230,537	410,798	178.2
Insurance companies	25	3,858,228	6,001,952	155.6
Total	247	$12,347,705	$99,221,086	803.6%

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

We have not recorded any allowance for credit losses on advances at December 31, 2021, and 2020, for the reasons discussed in Item 8 — Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 6 — Advances.

Table 12 - Top Five Advance-Borrowing Institutions
(dollars in thousands)

	December 31, 2021
Name	Par Value of Advances	Percent of Total Par Value of Advances	Weighted-Average Rate (1)
Massachusetts Mutual Life Insurance Company	$1,500,000	12.1%	1.62%
Voya Retirement Insurance and Annuity Company	925,000	7.5	0.48
Hingham Institution for Savings	665,000	5.4	0.28
Salem Five Cents Savings Bank	580,392	4.7	0.27
Peoples United Bank	562,750	4.6	0.39
Total of top five advance-borrowing institutions	$4,233,142	34.3%

	December 31, 2020
Name	Par Value of Advances	Percent of Total Par Value of Advances	Weighted-Average Rate (1)
Massachusetts Mutual Life Insurance Company	$1,680,000	9.0%	1.90%
Voya Retirement Insurance and Annuity Company	795,000	4.3	0.53
Metropolitan Property & Casualty Insurance Company	700,000	3.7	0.38
Salem Five Cents Savings Bank	620,316	3.3	0.30
East Boston Savings Bank	610,625	3.3	2.33
Total of top five advance-borrowing institutions	$4,405,941	23.6%
_______________________
(1)    Weighted-average rates are based on the contract rate of each advance without taking into consideration the effects of interest-rate-exchange agreements that we may use as hedging instruments.

Investments

At December 31, 2021, investment securities and short-term money-market instruments totaled $16.4 billion, an increase of $3.0 billion from $13.3 billion at December 31, 2020.

Short-term money-market investments decreased $480.0 million to $2.8 billion at December 31, 2021, compared with December 31, 2020. The decrease was attributable to declines of $316.0 million in federal funds sold and $214.0 million in interest bearing deposits offset by an increase of $50.0 million in securities purchased under agreements to resell.

Investment securities increased $3.5 billion to $13.5 billion at December 31, 2021, compared with $10.0 billion at December 31, 2020. This was attributable to increases of $2.0 billion in U.S. Treasury obligations and $1.6 billion in MBS.

Held-to-Maturity Securities

Certain investments for which we have both the ability and intent to hold to maturity are classified as held-to-maturity.

Table 13 - Held-to-Maturity Securities
(dollars in thousands)

	December 31,
	2021					2020	2019
	Due in one year or less	Due after one year through five years	Due after five years through ten years	Due after ten years	Total Carrying Value	Total Carrying Value	Total Carrying Value
Non-MBS
State or local housing-finance-agency obligations (HFA securities) (1)	$—	$—	$—	$—	$—	$—	$87,250

MBS (1)
U.S. government guaranteed - single-family	—	34	—	4,286	4,320	5,388	6,987
GSEs - single-family	3	6,613	2,392	132,164	141,172	201,774	303,604
GSEs - multifamily	—	—	—	—	—	—	140,661
Private-label	—	—	—	—	—	—	332,605
Total MBS	3	6,647	2,392	136,450	145,492	207,162	783,857
Total held-to-maturity securities	$3	$6,647	$2,392	$136,450	$145,492	$207,162	$871,107
Yield on held-to-maturity securities (2)	1.65%	1.67%	0.49%	1.36%
________________________
(1)    Maturity ranges are based on the contractual final maturity of the security.
(2)    The weighted average yields are calculated as the sum of each debt security using the period end balances multiplied by the coupon rate adjusted by the effect of amortization and accretion of premiums and discounts, divided by the total debt securities in the applicable portfolio.

Available-for-Sale Securities

We classify certain investment securities as available-for-sale to enable liquidation at a future date or to enable the application of hedge accounting using interest-rate swaps. By classifying investments as available-for-sale, we can consider these securities to be a source of short-term liquidity, if needed. Additionally, we own certain fixed rate available-for-sale securities for which the interest earned is converted to a floating rate basis through the use of interest-rate swaps, a strategy we employ consistent with overall balance sheet management objectives and in alignment with variable rate funding.

Table 14 - Available-for-Sale Securities
(dollars in thousands)

	December 31,
	2021					2020	2019
	Due in one year or less	Due after one year through five years	Due after five years through ten years	Due after ten years	Total Carrying Value	Total Carrying Value	Total Carrying Value
Non-MBS
U.S. Treasury obligations	$—	$1,723,293	$3,361,253	$—	$5,084,546	$—	$—
HFA securities	26,780	23,273	12,212	—	62,265	122,549	64,652
Supranational institutions	—	151,742	252,023	—	403,765	430,069	416,429
U.S. government corporations	—	—	—	306,864	306,864	322,061	296,761
GSEs	—	—	46,310	80,162	126,472	134,992	123,786
Total non-MBS	26,780	1,898,308	3,671,798	387,026	5,983,912	1,009,671	901,628
MBS (1)
U.S. government guaranteed - single-family	—	—	—	21,535	21,535	29,408	57,714
U.S. government guaranteed - multifamily	—	—	—	541,405	541,405	47,180	282,617
GSEs - single-family	—	—	83,673	1,020,041	1,103,714	1,469,048	2,590,271
GSEs - multifamily	—	276,428	4,792,775	176,218	5,245,421	3,664,841	3,576,770
Total MBS	—	276,428	4,876,448	1,759,199	6,912,075	5,210,477	6,507,372
Total available-for-sale securities	$26,780	$2,174,736	$8,548,246	$2,146,225	$12,895,987	$6,220,148	$7,409,000
Yield on available-for-sale securities (2)	—%	1.30%	1.78%	2.70%
________________________
(1)    MBS maturity ranges are based on the contractual final maturity of the security.
(2)    The weighted average yields are calculated as the sum of each debt security using the period end balances multiplied by the coupon rate adjusted by the effect of amortization and accretion of premiums and discounts, divided by the total debt securities in the applicable portfolio.

Trading Securities

We classify certain investments acquired for purposes of meeting short-term contingency liquidity needs and asset/liability management as trading securities and carry them at fair value. However, we do not participate in speculative trading practices and we hold these investments indefinitely as we periodically evaluate our liquidity needs. See Item 8 — Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 5 — Investments for additional information.

Investments Credit Risk

We are subject to credit risk on unsecured investments consisting primarily of short-term (meaning one year and under to maturity) money-market instruments issued by high-quality financial institutions and long-term (original maturity in excess of one year) debentures issued or guaranteed by U.S. agencies, U.S government-owned corporations, GSEs, and supranational institutions.

We place short-term funds with large, high-quality financial institutions that must be rated in at least the third-highest internal rating category on a rating scale of FHFA1 through FHFA7, reflecting progressively lower credit quality. The internal rating categories of FHFA1 through FHFA4 are considered to be investment quality. As of December 31, 2021, all of these placements either expired within one day or were payable upon demand. See Part 1 — Item 1 — Business — Business Lines — Investments for additional information.

In addition to these unsecured investments, we also make secured investments in the form of securities purchased under agreements to resell secured by U.S. Treasury, U.S. government guaranteed, or agency obligations, with current terms to maturity up to 95 days and in MBS and HFA securities that are directly or indirectly supported by underlying mortgage loans.

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

Table 15 - Credit Ratings of Investments at Carrying Value
(dollars in thousands)

	As of December 31, 2021
	Long-Term Credit Rating
Investment Category	Triple-A	Double-A	Single-A	Unrated
Money-market instruments: (1)
Interest-bearing deposits	$—	$153	$85,000	$—
Securities purchased under agreements to resell	—	300,000	500,000	—
Federal funds sold	—	185,000	1,759,000	—
Total money-market instruments	—	485,153	2,344,000	—

Investment securities:(2)

Non-MBS:
U.S. Treasury obligations	—	5,584,971	—	—
Corporate bonds	—	—	—	1,442
U.S. government-owned corporations	—	306,864	—	—
GSE	—	126,472	—	—
Supranational institutions	403,765	—	—	—
HFA securities	34,495	27,770	—	—
Total non-MBS	438,260	6,046,077	—	1,442

MBS:
U.S. government guaranteed - single-family	—	25,855	—	—
U.S. government guaranteed - multifamily	—	541,405	—	—
GSE – single-family	—	1,244,886	—	—
GSE – multifamily	—	5,245,421	—	—
Total MBS	—	7,057,567	—	—

Total investment securities	438,260	13,103,644	—	1,442

Total investments	$438,260	$13,588,797	$2,344,000	$1,442
_______________________
(1)    The counterparty NRSRO rating is used for money-market instruments. Counterparty ratings are obtained from Moody's, Fitch, Inc. (Fitch), and S&P and are each as of December 31, 2021. If there is a split rating, the lowest rating is used. In certain instances where a counterparty is unrated, the Bank may assign a deemed rating to the counterparty and that deemed rating is used.
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

Table 16 - Unsecured Credit Related to Money-Market Instruments and Debentures by Carrying Value
(dollars in thousands)

	Carrying Value
	December 31, 2021	December 31, 2020
Interest bearing deposits	$85,153	$299,149
Federal funds sold	1,944,000	2,260,000
Supranational institutions	403,765	430,069
U.S. government-owned corporations	306,864	322,061
GSEs	126,472	134,992

Table 17 - Issuers / Counterparties Representing Greater Than 10 Percent of Total Unsecured Credit Related to Money-Market Instruments and to Debentures

Issuer / counterparty	As of December 31, 2021
Inter-American Development Bank	13.3%
Bank of Nova Scotia	12.3
Australia and New Zealand Bank	12.3
Standard Chartered Bank	12.3
Cooperatieve Rabobank U.A.	11.4
Tennessee Valley Authority	10.2

Mortgage Loans

We invest in mortgages through the MPF program. The MPF program is further described under — Mortgage Loans Credit Risk and in Part I — Item 1 — Business — Business Lines — Mortgage Loan Finance.

As of December 31, 2021, our mortgage loan investment portfolio totaled $3.1 billion, a decrease of $810.1 million from December 31, 2020. We expect continued competition from Fannie Mae and Freddie Mac, as well as from private mortgage loan acquirers, for loan investment opportunities. In addition, prepayment activity in the year ended December 31, 2021, has been elevated and has outpaced our purchases of mortgage loans, a trend we expect to continue in 2022.

Table 18 - Par Value of Mortgage Loans Held for Portfolio
(dollars in thousands)

	December 31,
	2021	2020	2019	2018	2017
Conventional mortgage loans
MPF Original	$860,818	$1,235,220	$1,665,708	$1,899,446	$2,105,485
MPF 125	70,544	105,916	146,831	171,550	195,870
MPF Plus	53,486	74,739	98,649	128,428	167,003
MPF 35	1,895,506	2,208,682	2,229,067	1,703,131	1,100,115
Total conventional mortgage loans	2,880,354	3,624,557	4,140,255	3,902,555	3,568,473
Government mortgage loans	191,721	246,150	292,203	328,651	365,231
Total	$3,072,075	$3,870,707	$4,432,458	$4,231,206	$3,933,704

Mortgage Loans Credit Risk

We are subject to credit risk from the mortgage loans in which we invest due to our exposure to the credit risk of the underlying borrowers and the credit risk of the participating financial institutions when the participating financial institutions retain credit-enhancement and/or servicing obligations.

Table 19 - Mortgage Loans by Contractual Repayment Term
(dollars in thousands)

Redemption Term	December 31, 2021	December 31, 2020
Due in 1 year or less	$113,052	$132,668
Due after 1 year through 5 years	475,667	566,410
Due after 5 years through 15 years	1,222,957	1,501,087
Thereafter	1,260,399	1,670,542
Total unpaid principal balance	3,072,075	3,870,707
Other adjustments, net (1)	49,784	62,645
Total mortgage loans held for portfolio	3,121,859	3,933,352
Allowance of credit losses on mortgage loans	(1,700)	(3,100)
Mortgage loans held for portfolio, net	$3,120,159	$3,930,252
_______________________
(1)Consists of premiums, discounts, and deferred derivative gains, net.

Although our mortgage loan portfolio includes loans throughout the U.S., concentrations of 5 percent or greater of the outstanding principal balance of our conventional mortgage loan portfolio are shown in Table 20.

Table 20 - State Concentrations by Outstanding Principal Balance

	Percentage of Total Outstanding Principal Balance of Conventional Mortgage Loans
	December 31, 2021	December 31, 2020
Massachusetts	63%	62%
Maine	10	10
Connecticut	8	8
Vermont	5	3
All others	14	17
Total	100%	100%

We place conventional mortgage loans on nonaccrual status when the collection of interest or principal is doubtful or contractual principal or interest is 90 days or more past due. Accrued interest on nonaccrual loans is excluded from interest income. We monitor the delinquency levels of the mortgage loan portfolio on a monthly basis.

Although delinquent loans in our portfolio are spread throughout the U.S., delinquent loan concentrations by state of five percent or greater of the outstanding principal balance of our total conventional mortgage loans delinquent by more than 30 days are shown in Table 21.

Table 21 - State Concentrations of Delinquent Conventional Mortgage Loans

	December 31,
Percentage of Outstanding Principal Balance of Delinquent Conventional Mortgage Loans	2021	2020
Massachusetts	48%	57%
Connecticut	20	15
Maine	8	8
All others	24	20
Total	100%	100%

Table 22 - Characteristics of Our Investments in Mortgage Loans(1)

	December 31,
	2021	2020
Loan-to-value ratio at origination
< 60.00%	23%	21%
60.01% to 70.00%	17	16
70.01% to 80.00%	21	20
80.01% to 90.00%	28	31
Greater than 90.00%	11	12
Total	100%	100%
Weighted average loan-to-value ratio	71%	72%
FICO score at origination
< 620	1%	—%
620 to < 660	5	5
660 to < 700	12	12
700 to < 740	18	19
≥ 740	64	64
Total	100%	100%
Weighted average FICO score	752	752
_______________________
(1)Percentages are calculated based on unpaid principal balance at the end of each period.

Table 23 - Mortgage Loans - Risk Elements and Credit Losses
(dollars in thousands)

	December 31, 2021	December 31, 2020
Average par value of mortgage loans outstanding during the year ending	$3,441,867	$4,270,932
Mortgage loans held for portfolio, par value	3,072,075	3,870,707
Nonaccrual loans, par value	21,384	74,348
Allowance for credit losses on mortgage loans	1,700	3,100
Net recoveries (charge-offs)	62	(207)

Net charge-offs to average loans outstanding during the year ending	—%	—%
Allowance for credit losses to mortgage loans held for portfolio	0.06	0.08
Nonaccrual loans to mortgage loans held for portfolio	0.70	1.92
Allowance for credit losses to nonaccrual loans	7.95	4.17

Government mortgage loans may not exceed the loan-to-value limits set by the applicable federal agency. Conventional mortgage loans with loan-to-value ratios greater than 80 percent require certain amounts of primary mortgage insurance from a mortgage insurance company rated at least triple-B (or equivalent rating).

Higher-Risk Loans. Our portfolio includes certain higher-risk subprime conventional mortgage loans. The higher-risk subprime loans represent a relatively small portion of our conventional mortgage loan portfolio (6.0 percent by outstanding principal balance), but a disproportionately higher portion of the conventional mortgage loan portfolio delinquencies (24.2 percent by outstanding principal balance).

Table 24 - Summary of Higher-Risk Conventional Mortgage Loans
(dollars in thousands)

	As of December 31, 2021
High-Risk Loan Type	Total Par Value	Percent Delinquent 30 Days	Percent Delinquent 60 Days	Percent Delinquent 90 Days or More and Nonaccruing
Subprime loans (1)	$174,150	2.16%	1.56%	2.19%
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

Mortgage Insurance Companies. We are exposed to credit risk from primary mortgage insurance coverage (PMI) on individual loans. As of December 31, 2021, we were the beneficiary of PMI coverage of $71.0 million on $272.8 million of conventional mortgage loans. These amounts relate to loans originated with PMI and for which current loan-to-value ratios exceed 78 percent (determined by recalculating the original loan-to-value ratio using the current unpaid principal balance divided by the appraised home value at the time of loan origination).

We have analyzed our potential loss exposure to all of the mortgage insurance companies and do not expect incremental losses based on these exposures at this time.

Deposits

We offer demand and overnight deposits and custodial mortgage accounts, and until February 19, 2021, we offered term deposits to our members. Deposit programs are intended to provide members a low-risk earning asset that satisfies liquidity requirements. Deposit balances depend on members' needs to place excess liquidity and can fluctuate significantly. Due to the relatively small size of our deposit base and the unpredictable nature of member demand for deposits, we do not rely on deposits as a core component of our funding. At December 31, 2021, and December 31, 2020, deposits totaled $884.0 million and $1.1 billion, respectively.

Consolidated Obligations

See — Liquidity and Capital Resources for information regarding our COs.

Derivative Instruments

All derivatives are recorded on the statement of condition at fair value and classified as either derivative assets or derivative liabilities. Bilateral and cleared derivatives outstanding are classified as assets or liabilities according to the net fair value of derivatives aggregated by each counterparty. Derivative assets' net fair value, net of cash collateral and accrued interest, totaled $378.5 million and $161.2 million as of December 31, 2021, and December 31, 2020, respectively. Derivative liabilities' net fair value, net of cash collateral and accrued interest, totaled $38.9 million and $24.1 million as of December 31, 2021, and December 31, 2020, respectively.

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

All commitments to invest in mortgage loans are recorded at fair value on the statement of condition as derivatives. Upon satisfaction of the commitment, the recorded fair value is then reclassified as a basis adjustment of the purchased mortgage assets. We had commitments for which we were obligated to invest in mortgage loans with par values totaling $3.2 million and $28.4 million at December 31, 2021 and 2020, respectively.

Table 25 - Hedged Item and Hedge-Accounting Treatment
(dollars in thousands)

			December 31, 2021		December 31, 2020
Hedged Item	Derivative	Designation(2)	Notional Amount	Fair Value	Notional Amount	Fair Value
Advances (1)	Swaps	Fair value	$2,693,195	$1,800	$4,532,123	$(21,870)
	Swaps	Economic	345,425	(11,761)	670,300	(44,466)
Total associated with advances			3,038,620	(9,961)	5,202,423	(66,336)
Available-for-sale securities	Swaps	Fair value	10,795,541	56,831	3,735,362	33,751
Trading securities	Swaps	Economic	500,000	3,087	3,550,000	19,669
COs	Swaps	Fair value	13,101,220	(173,243)	1,692,990	(3,443)
	Swaps	Economic	55,000	(24)	—	—
	Forward starting swaps	Cash Flow	1,391,000	(380)	17,000	(14)
Total associated with COs			14,547,220	(173,647)	1,709,990	(3,457)
Balance Sheet	Swaps	Economic	—	—	1,316,522	29
Total			28,881,381	(123,690)	15,514,297	(16,344)
CO bond firm commitments			55,000	24	—	—
Mortgage delivery commitments			3,164	68	28,386	220
Total derivatives			$28,939,545	(123,598)	$15,542,683	(16,124)
Accrued interest				(50,008)		(62,464)
Cash collateral, including related accrued interest				513,194		215,764
Net derivatives				$339,588		$137,176

Derivative asset				$378,532		$161,238
Derivative liability				(38,944)		(24,062)
Net derivatives				$339,588		$137,176
 _______________________
(1)    As of December 31, 2021 and 2020, embedded derivatives separated from certain advance contracts with notional amounts of $345.4 million and $670.3 million, respectively, and fair values of $11.9 million and $44.5 million, respectively, are not included in the table.
(2)    The hedge designation “fair value” represents the hedge classification for transactions that qualify for hedge-accounting treatment and hedge changes in fair value attributable to changes in the designated benchmark interest rate. The hedge designation "cash flow" represents the hedge classification for transactions that qualify for hedge-accounting treatment and hedge the exposure to variability in expected future cash flows. The hedge designation “economic” represents derivatives hedging specific or nonspecific assets, liabilities, or firm commitments that do not qualify or were not documented as fair-value or cash-flow hedges but are documented as serving a non-speculative use and are hedging strategies under our risk-management policy.

Table 26 - Hedging Strategies
(dollars in thousands)

			Notional Amount
Hedged Item / Hedging Instrument	Hedging Objective	Hedge Designation	December 31, 2021	December 31, 2020
Advances
Pay fixed, receive floating interest-rate swap (without options)	Converts the advance's fixed rate to a variable rate index	Fair value	$1,844,570	$3,287,898
		Economic	15,625	20,500
Pay fixed, receive floating interest-rate swap (with options)	Converts the advance's fixed rate to a variable rate index and offsets embedded options in the advance	Fair value	848,625	1,225,125
		Economic	329,800	649,800
Pay floating with embedded coupon features, receive floating interest-rate swap (noncallable)	Reduces interest-rate sensitivity and repricing gaps by converting the advance's variable rate to a different variable rate index and/or offsets embedded coupon features in the advance	Fair value	—	19,100
			3,038,620	5,202,423

Investments
Pay fixed, receive floating interest-rate swap	Converts the investment's fixed rate to a variable rate index	Fair value	10,795,541	3,735,362
		Economic	500,000	3,550,000
			11,295,541	7,285,362

CO Bonds
Receive fixed, pay floating interest-rate swap (without options)	Converts the bond's fixed rate to a variable rate index	Fair value	715,220	1,402,990
Receive fixed, pay floating interest-rate swap (with options)	Converts the bond's fixed rate to a variable rate index and offsets option risk in the bond	Fair value	12,386,000	290,000
		Economic	55,000	—
Forward-starting interest-rate swap	To lock in the cost of funding on anticipated issuance of debt	Cash flow	1,391,000	17,000
			14,547,220	1,709,990

Balance Sheet
Pay float, receive fixed interest-rate swap	Interest-rate swap not linked to a specific asset, liability or forecasted transaction	Economic	—	658,261
Pay fixed, receive float interest-rate swap	Interest-rate swap not linked to a specific asset, liability or forecasted transaction	Economic	—	658,261
			—	1,316,522

Stand-Alone Derivatives
CO bond firm commitments	N/A		55,000	—
Mortgage delivery commitments	N/A		3,164	28,386
Total			$28,939,545	$15,542,683

Tables 27 and 28 provide a summary of our hedging relationships for fair-value hedges of advances and COs that qualify for hedge accounting by year of contractual maturity. Interest accruals on interest-rate-exchange agreements in qualifying hedge relationships are recorded as interest income on advances and interest expense on COs in the statement of operations. The notional amount of derivatives in qualifying fair-value hedge relationships of advances and COs totals $15.8 billion, representing 54.6 percent of all derivatives outstanding as of December 31, 2021. Economic hedges and cash-flow hedges are not included within the two tables below.

Table 27 - Fair-Value Hedge Relationships of Advances By Year of Contractual Maturity
(dollars in thousands)

	As of December 31, 2021
					Weighted-Average Yield (4)
	Derivatives		Advances(2)			Derivatives
Maturity	Notional	Fair Value(1)	Hedged Amount	Fair-Value Adjustment(3)	Advances	Receive Floating Rate	Pay Fixed Rate	Net Receive Result
Due in one year or less	$444,360	$(2,163)	$444,360	$2,148	1.73%	0.11%	1.29%	0.55%
Due after one year through two years	266,800	(3,457)	266,800	3,470	2.04	0.11	1.60	0.55
Due after two years through three years	401,500	(5,682)	401,500	5,627	2.02	0.07	1.42	0.67
Due after three years through four years	720,425	(127)	720,425	200	1.41	0.07	0.65	0.83
Due after four years through five years	396,860	589	396,860	(607)	1.73	0.08	1.00	0.81
Thereafter	463,250	4,374	463,250	(4,361)	1.44	0.08	0.96	0.56
Total	$2,693,195	$(6,466)	$2,693,195	$6,477	1.67%	0.09%	1.07%	0.69%
_______________________
(1)    Not included in the fair value is $8.3 million of variation margin, or payments made for changes in the market value of the derivatives position, paid or received for daily settled contracts.
(2)    Included in the advances hedged amount are $848.6 million of putable advances, which would accelerate the termination date of the derivative and the hedged item if the put option is exercised.
(3)    The benchmark fair-value adjustment of hedged advances represents the amounts recorded for changes in the fair value attributable to changes in the designated benchmark interest rate.
(4)    The yield for floating-rate instruments and the floating-rate leg of interest-rate swaps is the coupon rate in effect as of December 31, 2021.

Table 28 - Fair-Value Hedge Relationships of Consolidated Obligations By Year of Contractual Maturity
(dollars in thousands)

	As of December 31, 2021
					Weighted-Average Yield (4)
	Derivatives		CO Bonds (2)			Derivatives
Year of Maturity	Notional	Fair Value(1)	Hedged Amount	Fair-Value Adjustment(3)	CO Bonds	Receive Fixed Rate	Pay Floating Rate	Net Pay Result
Due in one year or less	$192,220	$1,434	$192,220	$(1,434)	1.64%	1.60%	0.10%	0.14%
Due after one year through two years	404,000	(1,057)	404,000	1,054	0.50	0.49	0.04	0.05
Due after two years through three years	2,395,000	(24,910)	2,395,000	24,910	0.54	0.54	(0.01)	(0.01)
Due after three years through four years	1,737,000	(23,986)	1,737,000	23,957	0.66	0.64	0.01	0.03
Due after four years through five years	5,196,000	(64,878)	5,196,000	64,795	0.75	0.75	0.00	0.00
Thereafter	3,177,000	(61,818)	3,177,000	61,701	1.09	1.09	0.01	0.01
Total	$13,101,220	$(175,215)	$13,101,220	$174,983	0.79%	0.78%	0.00%	0.01%
_______________________
(1)    Not included in the fair value is $2.0 million of variation margin, or payments made for changes in the market value of the derivatives position, paid or received for daily settled contracts.
(2)    Included in the CO bonds hedged amount are $12.4 billion of callable CO bonds, which would accelerate the termination date of the derivative and the hedged item if the call option is exercised.
(3)    The benchmark fair-value adjustment of hedged CO bonds represents the amounts recorded for changes in the fair value attributable to changes in the designated benchmark interest rate, plus remaining unamortized premiums or discounts on hedged CO bonds where applicable.
(4)    The yield for floating-rate instruments and the floating-rate leg of interest-rate swaps is the coupon rate in effect as of December 31, 2021.

Derivative Instruments Credit Risk. We are subject to credit risk on derivatives. This risk arises from the risk of counterparty default on the derivative contract. The amount of unsecured credit exposure to derivative counterparty default is the amount by which the replacement cost of the defaulted derivative contract exceeds the value of any collateral held by us (if the counterparty is the net obligor on the derivative contract) or is exceeded by the value of collateral pledged by us to counterparties (if we are the net obligor on the derivative contract). We accept cash and securities collateral in accordance with the terms of the applicable master netting agreement for uncleared derivatives (principal-to-principal derivatives that are not centrally cleared) from counterparties with whom we are in a current positive fair-value position by an amount that exceeds an exposure threshold (if any) defined in our master netting agreement with the counterparty. The resulting net exposure at fair value is reflected in Table 29 below. We pledge cash and securities collateral in accordance with the terms of the applicable master netting agreement for uncleared derivatives to counterparties with whom we are in a current negative fair-value position by an amount that exceeds an exposure threshold (if any) defined in our master netting agreement with the counterparty.

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

Table 29 - Credit Exposure to Derivatives Counterparties
(dollars in thousands)

	As of December 31, 2021
Credit Rating (1)	Notional Amount	Net Derivatives Fair Value Before Collateral	Cash Collateral Pledged to Counterparty	Net Credit Exposure to Counterparties
Asset positions with credit exposure:
Cleared derivatives	$4,063,846	$1,003	$68,875	$69,878

Liability positions with credit exposure:
Uncleared derivatives
Single-A	1,276,200	(13,977)	14,201	224
Cleared derivatives	11,066,610	(3,655)	311,963	308,308
Total interest-rate swap positions with nonmember counterparties to which we had credit exposure	16,406,656	(16,629)	395,039	378,410

CO Bond firm commitments	55,000	54	—	54
Mortgage delivery commitments (2)	3,164	68	—	68
Total	$16,464,820	$(16,507)	$395,039	$378,532

Derivative positions without credit exposure: (3)
Single-A	$12,474,725
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

Uncleared derivatives. The credit risk arising from unsecured credit exposure on derivatives is mitigated by the credit quality of the counterparties and by the early termination ratings triggers contained in all master derivatives agreements. Prior to January 1, 2020, we entered into new uncleared derivatives only with nonmember institutions that had long-term senior unsecured NRSRO credit ratings that are at or above single-A (or its equivalent) although risk-reducing trades could be approved for counterparties whose ratings had fallen below these ratings. Effective January 1, 2020, we replaced the NRSRO rating minimum with our third highest internal rating minimum. See Part 1 — Item 1 — Business — Business Lines — Investments for additional information on our internal ratings. We actively monitor these exposures and the credit quality of our counterparties, using stress testing of counterparty exposures and assessments of each counterparty's financial performance, capital adequacy, sovereign support, and related market signals such as credit default swap spreads. We can reduce or suspend credit limits and/or seek to reduce existing exposures, as appropriate, as a result of these monitoring activities. We do not enter into interest-rate-exchange agreements with other FHLBanks. We use master-netting agreements to reduce our credit exposure from counterparty defaults. The master agreements contain bilateral-collateral-exchange provisions that require credit exposures to be secured by U.S. federal government, U.S. government guaranteed, or GSE securities or cash. Exposures are measured daily, and adjustments to collateral positions are made daily. These agreements may require us to deliver additional collateral to certain of our counterparties if our credit rating is downgraded by an NRSRO, which could increase our exposure to loss in the event of a default by a counterparty to which we were the net creditor at the time of any such default, as further detailed in Item 8 — Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 8 — Derivatives and Hedging Activities.

We may deposit funds with these counterparties and their affiliates for short-term money-market investments, including overnight federal funds, term federal funds, and interest-bearing deposits. We may also engage in short-term secured reverse repurchase agreements with affiliates of these counterparties. Some of these counterparties have affiliates that buy, sell, and distribute our COs.

Cleared derivatives. The credit risk from unsecured credit exposure on cleared swaps is principally mitigated by the DCO's structural risk protections. We actively monitor these exposures and the credit quality of our DCO counterparties, using stress testing of DCO counterparties exposures and assessments of the DCO's structural risk protections. We can reduce existing exposures to a DCO by unwinding any trade, entering into an offsetting trade, or by moving trades to another DCO.

Transition from LIBOR to Alternative Reference Rates

In July 2017, the United Kingdom's FCA, the regulator for LIBOR, announced that after 2021 it will no longer persuade or compel the major banks that sustain LIBOR to submit rates for the calculation of LIBOR. We have exposures to investment securities and derivatives with interest rates indexed to U.S. dollar LIBOR. All of our LIBOR-indexed financial instruments utilize a LIBOR tenor that will either cease to be published or will no longer be representative after June 30, 2023. Table 30 presents our exposure to LIBOR-indexed investment securities and LIBOR-indexed derivatives, at December 31, 2021.

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

Table 30 - Financial Instruments with LIBOR Exposure at December 31, 2021
(dollars in thousands)

	Terminates in 2022	Due/Terminates in 2023, through June 30	Due/Terminates after June 30, 2023	Total
Assets with LIBOR exposure
Investment securities, par amount by contractual maturity
Non-MBS	$—	$—	$12,210	$12,210
MBS(1)	2	—	683,759	683,761
Total investment securities	$2	$—	$695,969	$695,971

LIBOR-indexed interest-rate swaps, notional amount
Receive leg
Cleared	$57,625	$12,000	$25,750	$95,375
Uncleared	155,000	231,600	350,900	737,500
Total interest-rate swaps, receive leg	$212,625	$243,600	$376,650	$832,875

Pay leg
Cleared	$137,220	$—	$—	$137,220
_______________________
(1)Balances are presented according to contractual maturity date and do not reflect scheduled or unscheduled principal repayments of underlying mortgage loans.

Table 31 - Variable Rate Financial Instruments by Interest-Rate Index
(dollars in thousands)

	Par Value of Advances	Par Value of Non-MBS	Par Value of MBS	Par Value of CO Bonds
LIBOR	$—	$12,210	$683,761	$—
SOFR	940,000	—	956,925	4,803,000
FHLBank discount note auction rate	1,408,939	—	—	—
Constant Maturity Treasury	—	—	36,836	—
Total	$2,348,939	$12,210	$1,677,522	$4,803,000

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

Sources and Uses of Liquidity. Our primary sources of liquidity are proceeds from the issuance of COs and advance repayments, and maturing short-term investments, as well as cash and investment holdings that are primarily high-quality, short- and intermediate-term financial instruments.

During the year ended December 31, 2021, we maintained continual access to funding and adapted our debt issuance to meet the needs of our members. As we entered March 2020 and continued through 2021, markets were disrupted by uncertainty surrounding the COVID-19 pandemic, spurring two FOMC actions to reduce the federal funds target rate by a total of 150 basis points. We maintained liquidity through short-term investments and U.S. Treasury securities in compliance with guidance from the FHFA. Maintaining liquidity on our balance sheet, however, can expose us to additional interest-rate risk, which could reduce net interest income when interest rates decline, as was the case during the second and third quarters of 2020, during which a substantial amount of short-term debt issued prior to the FOMC’s combined 150 basis point rate cuts in March 2020 remained outstanding through May 2020, resulting in sharp, temporary margin compression.

Our primary uses of liquidity are advance originations and consolidated obligation payments. Other uses of liquidity are mortgage loan and investment purchases, dividend payments, general operating expenses, and other contractual payments. We also maintain liquidity to redeem or repurchase excess capital stock, through our daily excess stock repurchases, upon the request of a member or as required under our capital plan.

Secondary sources of liquidity include payments collected on mortgage loans, proceeds from the issuance of capital stock, and deposits from members. In addition, under the FHLBank Act, the U.S. Treasury may purchase up to $4 billion of COs of the FHLBanks. The terms, conditions, and interest rates in such a purchase would be determined by the U.S. Treasury. This authority may be exercised at the discretion of the U.S. Treasury with the agreement of the FHFA only if alternative means cannot be effectively employed to permit members of the FHLBanks to continue to supply reasonable amounts of funds to the mortgage market, and the ability to supply such funds is substantially impaired because of monetary stringency and a high level of interest rates. There were no such purchases by the U.S. Treasury during the year ended December 31, 2021.

For information and discussion of our guarantees and other commitments we may have, see below — Off-Balance-Sheet Arrangements and Aggregate Contractual Obligations, and for further information and discussion of the joint and several liability for FHLBank COs, see below — Debt Financing — Consolidated Obligations.

Internal Liquidity Sources / Liquidity Management

Liquidity Reserves for Deposits. Applicable law requires us to hold a total amount of cash, obligations of the U.S., and advances with maturities of less than five years, in an amount not less than the amount of total member deposits with us. We have complied with this requirement during the year ended December 31, 2021.

Table 32 - Liquidity Reserves for Deposits
(dollars in thousands)

	December 31,
	2021	2020
Cash and due from banks	$204,993	$2,050,028
Interest-bearing deposits	85,153	299,149
U.S. Treasury obligations	5,584,971	3,596,718
Advances maturing within five years	11,444,422	17,759,474
Total liquid assets	17,319,539	23,705,369
Total deposits	884,032	1,088,987
Excess liquid assets	$16,435,507	$22,616,382

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

Liquidity Management Action Trigger. We maintain a liquidity management action trigger pertaining to projected net cash flow: if projected net cash flow falls below zero on or before the 21st day following the measurement date, then management of the Bank is notified and determines whether any corrective action is necessary. We did not exceed this threshold at any time during the year ended December 31, 2021.

Table 33 - Projected Net Cash Flow
(dollars in thousands)

As of December 31, 2021
21 Days
Uses of funds
Interest payable	$29,140
Maturing liabilities	995,000
Committed asset settlements	15,000
Capital outflow	32,562
MPF delivery commitments	3,164
Gross uses of funds	1,074,866

Sources of funds
Interest receivable	33,956
Maturing or projected amortization of assets	4,237,261
Committed liability settlements	204,903
Cash and due from banks and interest bearing deposits	289,940
Other	1,842
Gross sources of funds	4,767,902

Projected net cash flow	$3,693,036

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

We were in compliance with these additional liquidity requirements at all times during the year ended December 31, 2021.

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

Table 34 - Funding Gap Metric

Funding Gap Metric (1)	Limit	Management Action Trigger	Three-Month Average December 31, 2021	Three-Month Average December 31, 2020
3-month Funding Gap (2)	15%	13%	(8.2)%	(0.9)%
1-year Funding Gap (2)	30%	25%	(0.5)%	9.8%
_______________________
(1)    The funding gap metric is a positive value when maturing liabilities exceed maturing assets, as defined, within the given time period. Compliance with Limits and Management Action Triggers are evaluated against the rolling three-month average of the month-end funding gaps.
(2)    The reduction in the funding gap metrics from December 31, 2020, to December 31, 2021, is primarily due to increased use of swapped callable CO bonds as a funding alternative to CO discount notes during 2021. Callable debt by regulatory definition is modeled based on final contractual maturity unless a call notice has been issued.

External Sources of Liquidity

Amended and Restated FHLBanks P&I Funding Contingency Plan Agreement. We have a source of emergency external liquidity through the Amended and Restated FHLBanks P&I Funding Contingency Plan Agreement. Under the terms of that agreement, in the event we do not fund principal and interest payments due with respect to any CO for which issuance proceeds were allocated to us within deadlines established in the agreement, the other FHLBanks will be obligated to fund any shortfall to the extent that any of the other FHLBanks has a net positive settlement balance (that is, the amount by which end-of-day proceeds received by such FHLBank from the sale of COs on that day exceeds payments by such FHLBank on COs on the same day) in its account with the Office of Finance on the day the shortfall occurs. We would then be required to repay the funding to the other FHLBanks. We have never drawn funding under this agreement, nor have we ever been required to provide funding to another FHLBank under this agreement.

Debt Financing — Consolidated Obligations

Our primary source of liquidity is through CO issuances. At December 31, 2021, and December 31, 2020, outstanding COs for which we are primarily liable, including both CO bonds and CO discount notes, totaled $28.9 billion and $34.3 billion, respectively. CO bonds are generally issued with either fixed-rate coupon-payment terms or variable-rate coupon-payment terms that use a variety of indices for interest-rate resets. Some of the fixed-rate bonds that we have issued are callable bonds that may be redeemed at par on one or more dates prior to their maturity date. In addition, to meet our needs and the needs of certain investors in COs, fixed- and variable-rate bonds may also contain certain provisions that may result in complex coupon-payment terms and call or amortization features. When such COs (structured bonds) are issued, we enter into interest-rate-exchange agreements containing offsetting features, which effectively change the characteristics of the bond to those of a simple variable-rate bond.

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

See Item 8 — Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 10 — Consolidated Obligations for a summary of CO bonds by contractual maturity dates and call dates as of December 31, 2021, and December 31, 2020. CO bonds outstanding for which we are primarily liable at December 31, 2021, and December 31, 2020, include issued callable bonds totaling $12.8 billion and $1.7 billion, respectively.

CO discount notes are also a significant funding source for us. CO discount notes are short-term instruments with maturities ranging from overnight to one year. We use CO discount notes primarily to fund short-term advances and investments, and longer-term advances and investments with short-term variable coupon repricing intervals. CO discount notes comprised 7.9 percent and 37.5 percent of the outstanding COs for which we are primarily liable at December 31, 2021, and December 31, 2020, respectively, but accounted for 93.2 percent and 89.1 percent of the proceeds from the issuance of such COs during the years ended December 31, 2021 and 2020, respectively.

Although we are primarily liable for our portion of COs, that is, the issuance proceeds allocated to us, we are also jointly and severally liable with the other FHLBanks for the payment of principal and interest on COs issued by all of the FHLBanks. The par amounts of the FHLBanks' outstanding COs were $652.9 billion and $746.8 billion, respectively, at December 31, 2021 and 2020. COs are backed only by the combined financial resources of the FHLBanks. We have never repaid the principal or interest on any COs on behalf of another FHLBank.

We have evaluated the financial condition of the other FHLBanks based on known regulatory actions, publicly-available financial information, and individual long-term credit rating downgrades as of each period presented. Based on this evaluation, as of December 31, 2021, and through the filing of this report, we do not believe it is likely that we will be required to repay the principal or interest on any CO on behalf of another FHLBank.

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

The Federal Reserve’s recent signaling of inflation concerns and potential changes to its repurchase agreement offerings, purchases of U.S. Treasury securities and U.S. Agency mortgage-backed securities, as well as the previous establishment of liquidity facilities, are potentially important factors that could continue to shape investor demand for debt, including COs. Moreover, expected increases in U.S. Treasury security issuance in response to higher fiscal deficits following fiscal stimulus programs underlying the CARES Act, American Rescue Plan Act, and any similar future legislation or any change or roll back of regulations governing money market investors may also have an impact on our funding costs.

Capital

Total capital at December 31, 2021, was $2.5 billion compared with $2.8 billion at year-end 2020.

Capital stock decreased by $313.5 million during the year ended December 31, 2021, resulting from capital stock repurchases of $544.0 million offset by the issuance of $240.7 million of capital stock.

The FHLBank Act and FHFA regulations specify that each FHLBank is required to satisfy certain minimum regulatory capital requirements. We were in compliance with these requirements at December 31, 2021, as discussed in Item 8 — Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 12 — Capital.

Table 35 - Capital Stock Outstanding by Member Institution Type
(dollars in thousands)

December 31, 2021
Commercial banks	$184,509
Savings institutions	348,675
Insurance companies	255,673
Credit unions	164,296
Community development financial institutions	485
Total GAAP capital stock	953,638
Mandatorily redeemable capital stock	13,562
Total regulatory capital stock	$967,200

Capital stock subject to a stock redemption period is reclassified to mandatorily redeemable capital stock, a liability in the statement of condition. Mandatorily redeemable capital stock totaled $13.6 million and $6.3 million at December 31, 2021, and December 31, 2020, respectively. For additional information on the redemption of our capital stock, see Part 1— Item 1 — Business — Capital Resources — Redemption of Excess Stock and Item 8 — Financial Statements and Supplementary Data —Notes to the Financial Statements — Note 2 — Summary of Significant Accounting Policies — Mandatorily Redeemable Capital Stock.

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

The Capital Rule requires the Director of the FHFA to determine on no less than a quarterly basis the capital classification of each FHLBank. By letter dated December 15, 2021, the Director of the FHFA notified us that, based on September 30, 2021 financial information, we met the definition of adequately capitalized under the Capital Rule. We have not yet received our capital classification based on our December 31, 2021 financial information.

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

Internal Minimum Capital Requirement in Excess of Regulatory Requirements

To provide protection for our capital base, we maintain an internal minimum capital requirement whereby the amount of paid-in capital stock and retained earnings (together, our actual regulatory capital) must be at least equal to the sum of 4 percent of our total assets plus an amount we measure as our risk exposure with 99 percent confidence using our economic capital model

(together, our internal minimum capital requirement). As of December 31, 2021, this internal minimum capital requirement equaled $1.8 billion, which was satisfied by our actual regulatory capital of $2.5 billion.

Minimum Retained Earnings Target

At December 31, 2021, we had total retained earnings of $1.5 billion compared with our minimum retained earnings target of $700.0 million. We generally view our minimum retained earnings target as a floor for retained earnings rather than as a retained earnings limit and expect to continue to grow our retained earnings modestly even though we exceed the target.

Our methodology for determining retained earnings adequacy and selection of the minimum retained earnings target incorporates an assessment of the various risks that could adversely impact retained earnings if trigger stress-scenario conditions were to occur. Principal elements are market risk and credit risk. Market risk is represented through the Bank's established management action trigger for Value-at-Risk (VaR) market-risk measurement, which estimates an average of the five worst potential changes in our market value of equity due to potential shifts in yield curves, option adjusted spreads and volatility surfaces applicable to our assets, liabilities, and derivative transactions. Credit risk is represented through incorporation of valuation deterioration due but not limited to actual and potential adverse ratings migrations for our assets and actual and potential defaults.

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

Table 36 - Capital Stock Requirements and Excess Capital Stock
(dollars in thousands)

	Membership Stock Investment Requirement	Activity-Based Stock Investment Requirement	Total Stock Investment Requirement (1)	Outstanding Class B Capital Stock (2)	Excess Class B Capital Stock
December 31, 2021	$429,353	$505,264	$934,638	$967,200	$32,562
December 31, 2020	420,238	762,379	1,182,638	1,273,454	90,816
_______________________
(1)    Total stock investment requirement is rounded up to the nearest $100 on an individual member basis.
(2)     Class B capital stock outstanding includes mandatorily redeemable capital stock.

We initiated daily repurchases of excess capital stock in 2017, in order to facilitate our ability to maintain a prudent level of capitalization and an efficient capital structure, while providing for an equitable allocation of excess stock ownership among members. As discussed under Part I — Item 1 — Business — Capital Resources — Repurchase of Excess Stock, until May 18, 2021, we conducted daily repurchases of excess stock held by any shareholder whose excess stock exceeds the lesser of $10.0 million or 10 percent of the shareholder’s total stock investment requirement, subject to a minimum repurchase of $100,000. Beginning with daily excess stock repurchases on May 18, 2021, the calculation of daily stock repurchases changed such that we currently conduct daily repurchases of excess stock from any shareholder whose excess stock exceeds the lesser of $3 million or 3 percent of the shareholder’s total stock investment requirement, subject to the minimum repurchase of $100,000. We plan to continue with this practice, subject to regulatory requirements and our anticipated liquidity or capital management needs, although continued repurchases remain at our sole discretion, and we retain authority to make adjustments to our excess stock repurchase practices subject to notice requirements defined in our Capital Plan, or to suspend repurchases of excess stock from any shareholder or all shareholders without prior notice.

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

At December 31, 2021, our restricted retained earnings amount was $368.4 million, which exceeds the required contribution to the restricted retained earnings account of $299.5 million. No allocation of net income was made to restricted retained earnings in 2021 and no further allocations of net income into restricted retained earnings are required until such time as the contribution requirement exceeds the balance of restricted retained earnings.

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

At inception of each fair-value hedge transaction, the Bank formally documents the hedge relationship and its risk management objective and strategy for undertaking the hedge, including identification of the hedging instrument, the hedged item, the nature of the risk being hedged, and how the hedging instrument's effectiveness in offsetting the exposure to changes in the hedged item's fair value attributable to the hedged risk will be assessed. In all cases involving a recognized asset, liability or firm commitment, the designated risk being hedged is the risk of changes in its fair value attributable to changes in the designated benchmark interest rate, which we have designated as either LIBOR, SOFR or OIS based on the federal funds effective rate at the inception of each hedge relationship. Therefore, for this purpose, changes in the fair value of the hedged item (e.g., advance, investment security, or consolidated obligation) reflect only those changes in the value that are attributable to changes in the designated benchmark interest rate (hereinafter referred to as "changes in the benchmark fair value").

For hedging relationships that are designated as fair-value hedges and qualify for hedge accounting, the change in the benchmark fair value of the hedged item is recorded in earnings, thereby providing some offset to the change in fair value of the associated derivative. The difference in the change in fair value of the derivative and the change in the benchmark fair value of the hedge item represents "hedge ineffectiveness." All of our fair-value hedge relationships are treated as long-haul fair-value hedge relationships, where the change in the benchmark fair value of the hedged item must be measured separately from the change in fair value of the derivative. See Table 8.2 - Net Gains (Losses) on Fair Value Hedging Relationships in Item 8 — Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 8 — Derivatives and Hedging Activities for a summary of our fair-value hedge ineffectiveness for the three years ended December 31, 2021, 2020 and 2019.

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

If a hedge fails the effectiveness test at inception, we do not apply hedge accounting. If the hedge fails the effectiveness test during the life of the transaction, we discontinue hedge accounting prospectively. In that case, we will continue to carry the derivative on the statement of condition at fair value, recognize the changes in fair value of that derivative in current earnings, cease to adjust the hedged item for changes in its benchmark fair value, and amortize the cumulative basis adjustment of the formerly hedged item into earnings over its remaining term. Unless and until the derivative is redesignated in a qualifying fair value hedging relationship for accounting purposes, changes in its fair value are recorded in current earnings without an offsetting change in the benchmark fair value from a hedged item.

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

For derivatives where no identified hedged item qualifies for hedge accounting, changes in the fair value of the derivative are reflected in current earnings. As of December 31, 2021, we held $900.4 million notional of interest-rate swaps with a fair value of $(8.7) million that are economically hedging $345.4 million of advances, $500.0 million of trading securities, and $55.0 million of CO bonds. Additionally, as of December 31, 2021, we held $3.2 million notional of mortgage-delivery commitments with a fair value of $68 thousand and $55.0 million of CO bond firm commitments with a fair value of $24 thousand. The following table shows the estimated changes in the fair value of the interest-rate swaps under alternative parallel interest-rate shifts (for example the same change to interest rates on short-, intermediate-, and long-term fixed income maturities):

Table 37 - Estimated Change in Fair Value of Undesignated Derivatives
(dollars in thousands)

			As of December 31, 2021
	-200 basis points	-150 basis points	-100 basis points	-50 basis points	+50 basis points	+100 basis points	+150 basis points	+200 basis points
Change from base case
Interest-rate swaps	$(9,302)	$(6,882)	$(4,486)	$(2,145)	$1,784	$3,241	$4,436	$5,317

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

We use an applicable interest-rate index as the discount rate for the valuation of derivatives. For all derivatives cleared through a DCO, the discount rate used is SOFR, while for the majority of our bilateral, non-cleared interest-rate derivatives the discount rate used is OIS based on the federal funds effective rate. For the valuation of hedged assets or liabilities in fair-value hedging relationships where the hedged risk is changes in the benchmark fair value, we use either LIBOR, SOFR or OIS based on the federal funds effective rate as the discount rate, depending on which interest-rate index was designated as the benchmark rate at inception of the hedge relationship.

Depending upon the spreads between LIBOR, OIS and SOFR rates, the use of the one interest-rate index as the discount rate for valuing our interest-rate exchange agreements and a different interest-rate index (plus or minus a constant spread) as the discount rate for valuing our hedged items can result in increased fair-value hedge ineffectiveness. In addition, while not likely, this valuation methodology has the potential to lead to the loss of hedge accounting for some of these hedging relationships. Either of these outcomes could result in increased earnings volatility, which could potentially be material. However, through December 31, 2021, no hedge relationships failed our hedge effectiveness criteria as a result of using different interest-rate indices as the discount rate for the derivative and the discount rate for the hedged item.

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

As of December 31, 2021, multiple vendor prices were received for substantially all of our investment securities and the final prices for substantially all of those securities were computed by averaging those prices. Based on our review of the pricing methods and controls employed by the third-party pricing vendors and the relative lack of dispersion among the vendor prices (or, in those instances in which there were outliers or significant yield variances, our additional analyses), we believe the final prices used are reasonably likely to be exit prices and further that the fair-value measurements are classified appropriately in the fair-value hierarchy.

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

We typically pay more than the unpaid principal balances when the interest rates on the purchased MBS are greater than prevailing market yields for similar MBS on the transaction date. The net purchase premiums paid are then amortized using the constant-effective-yield method over the expected lives of the MBS as a reduction in their book yields (that is, interest income). Similarly, if we pay less than the unpaid principal balances due to interest rates on the purchased MBS being lower than prevailing market yields on similar MBS on the transaction date, the net discount is accreted in the same manner as the premiums, resulting in an increase in the MBS's book yields. The constant-effective-yield amortization method is applied using expected cash flows that incorporate prepayment projections that are based on mathematical models that describe the likely rate of consumer refinancing activity in response to incentives created (or removed) by changes in interest rates as well as other factors. While changes in interest rates have the greatest effect on the extent to which mortgages underlying the MBS may prepay, in general prepayment behavior can also be affected by factors not contingent on interest rates. Moreover, many of the MBS that we purchase are part of a multi-tranche securitization through which our exposure to cash flow timing uncertainty is mitigated. In addition, many of the MBS that we purchase are backed by commercial mortgage loans secured by multi-family housing, which may have embedded prepayment penalty fees that serve as a mitigant to prepayment risk.

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

The effect on interest income from the amortization and accretion of premiums and discounts on MBS, including MBS in both the held-to-maturity and available-for-sale portfolios, for the years ended December 31, 2021, 2020, and 2019, was a net decrease to income of $6.5 million, $31.6 million, and $6.1 million, respectively.

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

FHLBank Membership Supervisory Letter. On September 9, 2021, the FHFA published a supervisory letter addressing certain FHLBank membership issues, including (1) requirements for de novo CDFIs, (2) automatic transfer of membership, (3) large non-member institutions merging with small member institutions, (4) membership applicant’s compliance with “financial condition” requirements, and (5) the definition of insurance company.

The supervisory letter expresses the FHFA’s views on these matters, which views include the articulation of certain restrictions on eligibility for membership. The restrictions could result in fewer opportunities for FHLBank membership and/or ineligibility for continued membership by certain entities, most notably CDFIs, insurance companies and large institutions that have acquired small members.

Accordingly, the restrictions could result in reduced opportunities for us to grow our membership and, in turn, fewer opportunities to provide our financial services. We continue to evaluate the supervisory letter and its effect on our membership.

Regulatory Interpretation on Eligibility of Mortgage Participations as Collateral for FHLBank Advances. On October 4, 2021, the FHFA published a regulatory interpretation on eligibility of mortgage loan participations as collateral for FHLBank advances. The regulatory interpretation addresses whether an FHLBank can accept as collateral to secure advances mortgage loan participations that cannot be readily liquidated in the form in which they are to be pledged. The regulatory interpretation concludes that mortgage loan participations must meet the requirements of FHFA regulation 12 CFR 1266.7(a)(4), including the requirement that the collateral can be “liquidated in due course” in order to be eligible to secure FHLBank advances. It further concludes that participations for which there would be a known impediment to liquidation do not meet such requirement and therefore are not eligible collateral for advances. Finally, the regulatory interpretation rescinds prior guidance from FHLBank System regulators that provide mortgage loan participations may be eligible as collateral under regulatory provisions other than 12 CFR 1266.7(a)(4). The regulatory interpretation became effective on December 13, 2021. Although we do not currently expect this regulatory interpretation to have a material impact on our financial condition or results of operations, this restriction may negatively impact future borrowing by certain members.

Fair Housing and Fair Lending Enforcement. On July 9, 2021, the FHFA published a policy statement on fair lending to communicate the FHFA’s general position on monitoring and information gathering, supervisory examinations, and administrative enforcement related to the Equal Credit Opportunity Act, the Fair Housing Act, and the Federal Housing Enterprises Financial Safety and Soundness Act. On August 12, 2021, the FHFA and the U.S. Department of Housing and Urban Development announced they had entered into a memorandum of understanding regarding fair housing and fair lending enforcement. Under the memorandum of understanding, the two agencies will focus on enhancing their enforcement of the Fair Housing Act, and their oversight of Fannie Mae, Freddie Mac, and the FHLBanks. We continue to monitor these actions and guidance as they evolve and to evaluate their potential impact.

Amendments to U.S. Treasury and Fannie Mae Preferred Stock Purchase Agreement. On January 14, 2021, the U.S. Treasury and Fannie Mae entered into a letter agreement amending the terms of their preferred stock purchase agreement, which could impact participating financial institutions (PFIs) that participate in the MPF Program’s MPF Xtra product. Under the preferred stock purchase agreement, the U.S. Treasury provides liquidity to Fannie Mae in exchange for senior preferred stock. Under the preferred stock purchase agreement amendment, which was originally to take effect on January 1, 2022, the Finance Agency (as conservator for Fannie Mae) and the U.S. Treasury agreed to limit the dollar volume of loans Fannie Mae could purchase from a single seller through Fannie Mae’s cash window to $1.5 billion per year. As administrator of the MPF Program, the FHLBank of Chicago purchases MPF Xtra loans from PFIs and sells them to Fannie Mae via the cash window process. Based on recent volumes for the MPF Xtra product, the preferred stock purchase agreement amendment would significantly curtail MPF Xtra cash window sales. On September 14, 2021, the FHFA and the U.S. Treasury temporarily suspended certain provisions of the Preferred Stock Purchase Agreement, including limits on Fannie Mae’s cash window, until at least September 14, 2022.

Although we do not currently expect the cash window limits to have a material impact on our financial condition or results of operations, when effective, these limits may negatively impact the volume of loans that PFIS are able to sell through the MPF Program.

Amendment to FINRA Rule 4210: Margining of Covered Agency Transactions. The Financial Industries Regulatory Authority (FINRA) amended FINRA Rule 4210 delaying the effectiveness of margining requirements for covered agency transactions until April 26, 2022 (from the original effective date of January 26, 2022). On March 3, 2022, the SEC approved an extension of the implementation date of the amendments to October 26, 2022. Upon the margining requirements becoming effective, we may be required to collateralize our transactions that are covered agency transactions, which include to be announced transactions (TBAs). These collateralization requirements could have the effect of reducing the overall profitability of engaging in covered agency transactions, including TBAs. We do not expect this amended rule to have a material effect on our financial condition or results of operations.

CFTC and Other Derivatives Developments. The Dodd-Frank Act mandated the U.S. federal regulation of the over-the-counter (OTC) derivatives market and granted new joint regulatory authority to the SEC and the U.S. Commodity Futures Trading Commission (CFTC) over OTC derivatives. The SEC and CFTC have completed most of their rules to implement the Dodd-Frank Act’s requirements. Pursuant thereto, certain of our derivatives operations have become subject to, among other things, new recordkeeping, reporting and documentation requirements. In addition, certain non-cleared derivatives entered into as part of our derivatives operations have become subject to two-way variation margin requirements and may become subject to two-way initial margin requirements beginning in 2022. These margining requirements are expected to increase the cost of non-cleared derivatives. Collectively, the Dodd-Frank Act requirements have increased the direct and indirect costs of the Bank's hedging and related activities and will likely increase them further in the future. We do not expect these costs to have a material impact on our financial condition or results of operations.

LIBOR Transition

On March 5, 2021, the United Kingdom's FCA confirmed that the publication of the principal tenors of U.S. dollar LIBOR (i.e., overnight, one-month, three-month, six-month and 12-month LIBOR) will cease immediately following a final publication on June 30, 2023. As of January 1, 2022, the one-week and two-month U.S. dollar LIBOR settings and all non-U.S. dollar LIBOR settings ceased to be provided by any administrator. Although the FCA has indicated that it does not expect the remaining U.S. dollar LIBOR settings to become unrepresentative before the cessation date, there is no assurance that any of them will continue to be published or be representative through any particular date.

On March 15, 2022, the Adjustable Interest Rate (LIBOR) Act was signed into law. This law provides a statutory fallback mechanism and safe harbor that apply on a nationwide basis to replace LIBOR with a benchmark rate, selected by the Federal Reserve Board based on SOFR, for certain contracts that reference LIBOR and contain no or insufficient fallback provisions, including fallback rates that are in any way based on LIBOR.

Given the developments discussed above, however, we have taken and will continue to take steps to remediate our LIBOR-linked financial instruments and contracts. To that end, and consistent with an FHFA supervisory letter sent to the FHLBanks on September 27, 2019, regarding the phase-out of LIBOR, we stopped purchasing investments that reference LIBOR and mature after December 31, 2021. In addition, we have implemented a LIBOR transition plan and will continue to analyze potential risks associated with the LIBOR transition, including, but not limited to, financial, market, accounting, operational, legal, tax, reputational and compliance risks, and will update such plan, to the extent necessary, to address such risks going forward. In accordance with such LIBOR transition plan, we are in the process of amending our financial instruments and contracts that may require adding or adjusting fallback language, including advances, investments and derivatives. In addition, although the state of New York adopted legislation aimed at ensuring legal clarity for legacy instruments governed by New York law during the U.S. dollar LIBOR transition, which may apply to certain of our LIBOR-based financial instruments and contracts, there is no assurance that legislative or regulatory actions will dictate what happens if LIBOR ceases to exist or is no longer available, or what those actions might be. Accordingly, despite the efforts discussed in this paragraph, the contractual consequences of LIBOR cessation for some existing LIBOR-indexed instruments. may not be clear.

We do not expect the cessation of LIBOR to have a material effect on our financial condition or results of operations. For a discussion of the potential impact of the cessation of LIBOR, see Executive Summary — LIBOR Transition Preparations and Item 1A Risk Factors.

Legislative and Regulatory Developments Related to COVID-19 Pandemic

In light of the COVID-19 pandemic, the President of the United States, through executive orders, governmental agencies, including the SEC, Office of the Comptroller of the Currency (OCC), Federal Reserve, FDIC, National Credit Union Administration, CFTC and the FHFA, as well as state governments and agencies, have taken, and may continue to take, actions to provide various forms of relief from, and guidance regarding, the financial, operational, credit, market, and other effects of the pandemic, and Congress has enacted and may continue to enact pandemic relief legislation, some of which may have a direct or indirect impact on the Bank or its members. Many of these actions are temporary in nature. We continue to monitor these actions and guidance as they evolve and to evaluate their potential impact on us.

Other Legislative Matters

Affordable Housing and Community Investment. As previously disclosed, legislation has been introduced in the U.S. Senate and House of Representatives that, if enacted in its proposed form, would require us to set aside higher percentages of our earnings for our AHP than is currently required by law. Senate bill S. 1684, Federal Home Loan Banks’ Mission Implementation Act, and the related House bill, H.R. 3323, would require the FHLBanks to set aside 20% of net income for their affordable housing program and 10% of net income for a newly created economic development program. As part of the subsequent Congressional budget reconciliation process, a legislative proposal is under consideration for the FHLBanks to set aside 15 percent of net income for their affordable housing program. Increased contributions to our AHP would result in less net income being available for other purposes. We continue to actively monitory any such potential legislation and developments.

CREDIT RATING AGENCY DEVELOPMENTS

As of February 28, 2022, Moody’s long- and short-term credit ratings for us and the 10 other FHLBanks are Aaa and P-1, with a stable outlook.

As of February 28, 2022, S&P’s long- and short-term credit ratings for us and the 10 other FHLBanks are AA+ and A-1+, with a stable outlook.

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

We also incur interest-rate risk in the investment of our capital stock and retained earnings in interest-earning assets. Traditionally, we have sought to invest our capital in liquid short-term money-market assets to maintain liquidity and to provide our members with a money-market-based return on capital that is responsive to changes in prevailing interest rates over time. While this capital investment strategy is comparatively risk-neutral in terms of our market risk, it exposes our interest income to the level and volatility of interest rates in the markets. As the FOMC sought to stimulate the U.S. economy during the COVID-19 pandemic that began in early 2020 through a low-rate accommodative policy, the net interest income realized on our investments was lower than could have been realized on alternative longer-term investments.

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

COs may be issued to match interest-rate-risk exposures of our assets. At December 31, 2021, fixed-rate noncallable debt, not hedged by interest-rate swaps, amounted to $8.4 billion, compared with $10.0 billion at December 31, 2020.

COs may also be issued with embedded call options to mitigate interest-rate and prepayment risks of our mortgage loans and certain MBS. Fixed-rate callable debt not hedged by interest-rate swaps amounted to $520.0 million and $1.2 billion at December 31, 2021, and December 31, 2020, respectively.

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

Advances may be issued together with interest-rate swaps that pay a coupon rate that offsets the advance coupon rate and any optionality embedded in the advance, thereby effectively creating a floating-rate asset. Total advances used in conjunction with interest-rate-exchange agreements, including both fair-value hedge relationships and economic hedge relationships, was $3.0 billion, or 24.6 percent of our total outstanding advances at December 31, 2021, compared with $5.2 billion, or 27.8 percent of total outstanding advances, at December 31, 2020.

Available-for-sale securities may be purchased together with interest-rate swaps that pay a coupon rate that offsets the security’s coupon rate, thereby effectively creating a floating-rate asset. Total available-for-sale securities used in conjunction with interest-rate-exchange agreements was $10.8 billion, or 85.2 percent of our total outstanding available-for-sale securities at December 31, 2021, compared with $3.7 billion, or 66.9 percent of total outstanding available-for-sale securities, at December 31, 2020.

Because the interest-rate swaps and hedged assets and liabilities trade in different markets, they are subject to basis risk that is reflected in our VaR calculations and fair-value disclosures, but that is not reflected in hedge ineffectiveness, because these interest-rate swaps are designed to only hedge changes in fair values of the hedged items that are attributable to changes in the designated benchmark interest rate.

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

Investments and Mortgage Loans

We hold certain U.S. Treasury obligations as well as long-term bonds issued by HFAs, U.S. government corporations, GSEs, and supranational institutions as available-for-sale. To hedge the market and interest-rate risk associated with these assets, we may enter into interest-rate swaps with matching terms to those of the bonds to create synthetic floating-rate assets. At December 31, 2021 and December 31, 2020, respectivley, this portfolio of hedged investments had a par value of $5.9 billion and $611.9 million.

We also manage the market and interest-rate risk in our MBS portfolio. For MBS classified as held-to-maturity, we use debt that matches the characteristics of the portfolio assets. For commercial MBS that are nonprepayable or prepayable for a fee for an initial period, we may use fixed-rate debt. For commercial MBS classified as available-for-sale and which are nonprepayable or prepayable for a fee during an initial lock-out period, we may enter into interest-rate swaps for a partial term of the MBS that is equal to or shorter than the lock-out period of the hedged MBS to create synthetic floating-rate assets during the hedged period. At December 31, 2021 and December 31, 2020, respectively, this portfolio of hedged MBS had a par value of $4.9 billion and $3.1 billion.

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

Swapped Consolidated Obligation Debt

We may also issue bonds together with interest-rate swaps (either cleared if no optionality or uncleared if containing optionality) that receive a coupon rate that offsets the bond coupon rate and any optionality embedded in the bond, thereby effectively creating a floating-rate liability. We may employ this strategy to secure long-term debt that meets funding needs versus relying on short-term CO discount notes. Total CO bond debt used in conjunction with interest-rate-exchange agreements was $13.0 billion, or 48.6 percent of our total outstanding CO bonds at December 31, 2021, compared with $1.7 billion, or 7.9 percent of total outstanding CO bonds, at December 31, 2020.

In addition, derivatives may be used to hedge the interest-rate risk of anticipated future CO debt issuance. At December 31, 2021 and December 31, 2020, forward starting interest-rate swaps hedging the anticipated future issuance of CO debt were $1.4 billion and $17.0 million, respectively.

Measurement of Market and Interest-Rate Risk and Related Policy Constraints

We measure our exposure to market and interest-rate risk using several techniques applied to the balance sheet and to certain portfolios within the balance sheet. Principal among these measurements as applied to the balance sheet is the potential change in market value of equity (MVE) and interest income due to potential changes in interest rates, interest-rate volatility, spreads, and market prices. We also measure VaR, duration of equity, MVE sensitivity, and the other metrics discussed below.

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

Market Value of Equity Estimation. MVE is the net economic value of total assets and liabilities, including any derivative transactions. In contrast to the GAAP-based shareholder's equity account, MVE represents the shareholder's equity account in present-value terms. Specifically, MVE equals the difference between the estimated market value of our assets and the estimated market value of our liabilities, net of derivative transactions.

Market Value of Equity/Book Value of Equity Ratio. MVE, and in particular, the ratio of MVE to the book value of equity (BVE), is a measure of the current value of shareholder investment based on market rates, spreads, prices, and volatility at the reporting date. However, these valuations may not be fully representative of future realized prices. Valuations are based on market yields and prices of individual assets, liabilities, and derivatives, and therefore embed elements of option, credit, and liquidity risk which may not be representative of future net income to be earned from the spread between asset yields and funding costs. Further, MVE does not consider future new business activities, or income or expense derived from sources other than financial assets or liabilities.

For purposes of measuring this ratio, the BVE is equal to the par value of capital stock including mandatorily redeemable capital stock, retained earnings, and accumulated other comprehensive income. At December 31, 2021, our MVE was $2.45 billion and our BVE was $2.54 billion, resulting in a ratio of MVE to BVE of 96 percent. At December 31, 2020, our MVE was $2.67 billion and our BVE was $2.79 billion, resulting in a ratio of MVE to BVE of 96 percent.

Market Value of Equity/Par Stock Ratio. We also measure the ratio of our MVE to the par value of our Class B Stock, which we refer to as our MVE to par stock ratio. We have established an MVE to par stock ratio floor of 125 percent with an associated management action trigger of 130 percent, reflecting our intent to preserve the value of our members' capital investment. As of December 31, 2021, and December 31, 2020, that ratio was 253 percent and 210 percent, respectively.

Value at Risk. VaR, which measures the potential change in our MVE, is based on a set of stress scenarios (VaR Stress Scenarios) using historically based interest-rate, volatility and option-adjusted spread (OAS) movements starting at the most recent month-end and going back monthly to 1998. For risk-based capital purposes and compliance with our internal management action trigger, VaR is reported as the average of the five worst scenarios.

FHFA Advisory Bulletin 2018-01, which was effective as of January 1, 2020, provides guidance for our determination of market risk scenarios that are incorporated into our internal market risk models.

Our VaR model results reported as of December 31, 2021, utilizes interest rate, volatility and OAS shocks provided by the FHFA.

The table below presents the VaR estimate as of December 31, 2021, and December 31, 2020, and represents the estimates of potential reduction to our MVE from potential future changes in interest rates and other market factors, as described above. Estimated potential market value loss exposures are expressed as a percentage of the current MVE. The table is intended to represent a statistically based range of VaR exposures.

Table 38 - Value-at-Risk
(dollars in millions)

	Value-at-Risk (Gain) Loss Exposure
	December 31, 2021		December 31, 2020
Confidence Level	% of MVE (1)	Amount	% of MVE (1)	Amount
50%	4.11%	$100.7	1.52%	$40.5
75%	5.52	135.3	3.17	84.7
95%	7.67	188.1	5.31	141.6
99%	8.14	199.5	6.94	185.4

Average of five worst scenarios - as of year end	8.71	213.5	7.64	204.0

Average of five worst scenarios - average for the year		212.3		165.4
_____________________________
(1)    Loss exposure is expressed as a percentage of base MVE.

In the second quarter of 2021, in order to make the management action trigger for VaR consistent with other management action triggers and align it with our capital levels, the board of directors approved a change in the management action trigger for VaR, at which time we eliminated the prior management action trigger of maintaining VaR below $350 million and replaced it with a new management action trigger of maintaining VaR below 12 percent of MVE. Should the management action trigger be exceeded, the policy requires management to notify the board of directors' Risk Committee of any action taken or not taken and the rationale for such. We did not exceed our VaR management action trigger at any time during the years ended December 31, 2021, and December 31, 2020.

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

Our duration of equity, as calculated in accordance with guidance from the FHFA which requires that we constrain projected future interest rates and discounting yields to a minimum of zero percent, was +1.09 years at December 31, 2021, compared with +5.47 years at December 31, 2020. For purposes of measuring against the management action triggers and limits, management considers an alternative methodology which does not constrain interest rates to a minimum of zero percent. Using this methodology duration of equity is +0.37 years as of December 31, 2021, and +1.61 years at December 31, 2020. We did not exceed our duration of equity limit using this measure at any time during the years ended December 31, 2021 and December 31, 2020.

MVE Sensitivity. We measure MVE sensitivity by using the percent change in MVE from base in an up or down 200 basis point parallel rate shock scenario and have established a management action trigger at a decline of 10 percent and a limit at a decline of 15 percent. Our policies require management to notify the board of directors' Risk Committee if the limit is breached.

Using the methodology which does not constrain interest rates to a minimum of zero percent, MVE sensitivity in a down 200 basis point parallel rate shock is (0.9) percent as of December 31, 2021, and +1.8 percent as of December 31, 2020, and MVE sensitivity in an up 200 basis point parallel rate shock is (4.2) percent as of December 31, 2021, and (6.0) percent as of December 31, 2020. We were below the limit at each of December 31, 2021, and December 31, 2020.

See Table 39 for our MVE sensitivity, as calculated in accordance with guidance from the FHFA which requires that we constrain projected future interest rates and discounting yields to a minimum of zero percent.

Duration Gap. We measure the duration gap of our assets and liabilities, including all related hedging transactions. Duration gap is the difference between the estimated durations (percentage change in market value for a 100 basis point parallel rate shock) of assets and liabilities (including the effect of related hedges) and reflects the extent to which estimated sensitivities to market changes, including, but not limited to, maturity and repricing cash flows for assets and liabilities, are matched. Higher numbers, whether positive or negative, indicate greater sensitivity in the MVE in response to changing interest rates. A positive duration gap means that our total assets have an aggregate duration, or sensitivity to interest-rate changes, greater than our liabilities, and a negative duration gap means that our total assets have an aggregate duration less than our liabilities.

Our duration gap, as calculated in accordance with guidance from the FHFA which requires that we constrain projected future interest rates and discounting yields to a minimum of zero percent, was +0.98 months at December 31, 2021, compared with +4.49 months at December 31, 2020.

For purposes of measuring against the management action triggers and limits, management considers an alternative methodology which does not constrain interest rates to a minimum of zero percent. Using this methodology duration gap is +0.33 months as of December 31, 2021, and +1.32 months at December 31, 2020.

Income Simulation and Repricing Gaps. To provide an additional perspective on market and interest-rate risks, we have an income-simulation model that projects adjusted net income over the ensuing 12-month period using a range of potential interest-rate scenarios, including parallel interest-rate shocks, nonparallel interest-rate shocks, and changes in basis risk. The income simulation metric is based on projections of adjusted net income divided by capital stock (including mandatorily redeemable capital stock). Projections of adjusted net income exclude a) projected prepayment of advances and prepayment penalties; b) loss on early extinguishment of debt; c) changes in fair values from hedging activities and d) changes in fair values of trading securities. The simulations are solely based on simulated movements in interest rates and do not reflect potential impacts of credit events, including, but not limited to, potential provision for credit losses.

Management has put in place management action triggers whereby senior management is explicitly informed of instances where our projected return on capital stock (ROCS) falls below the average yield on SOFR plus our dividend spread over a twelve-month horizon in a variety of interest-rate shock scenarios limited to +/- 200 basis points. The results of this analysis for December 31, 2021, showed that in the base case our ROCS was 396 basis points over SOFR, and in the worst case modeled, the down 200 basis points scenario, our ROCS fell 163 basis points to 233 basis points over SOFR. Our ROCS spread to SOFR remained above the management action trigger minimum during 2021.

Prior to the second quarter of 2021, the management action trigger was the projected return on regulatory capital (RORC) measured against the average yield on SOFR over a twelve-month horizon in a variety of interest-rate shock scenarios. Prior to the first quarter of 2021, the management action trigger for RORC was measured against the average yield on three-month LIBOR over a twelve-month horizon in a variety of interest-rate shock scenarios. For December 31, 2020, the results of this analysis showed in the base case our RORC was 122 basis points over three-month LIBOR, and in the worst case modeled, the up 300 basis point scenario, our RORC fell 201 basis points to 79 basis points below three-month LIBOR.

Economic Capital Ratio Limit. We have established a limit of 4.0 percent for the ratio of the MVE to the market value of assets, referred to as the economic capital ratio. FHFA regulations require us to maintain a regulatory capital ratio of book value of regulatory capital to book value of total assets of no less than 4.0 percent, as discussed in Item 8 — Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 12 — Capital. We seek to ensure that the regulatory capital ratio will not fall below the 4.0 percent threshold at a future time by establishing the economic capital ratio limit at 4.0 percent. We also maintain a management action trigger of 4.5 percent for this ratio. The economic capital ratio serves as a proxy for benchmarking future capital adequacy by discounting our balance sheet and derivatives at current market expectations of future values. Our economic capital ratio was 7.4 percent as of December 31, 2021, compared with 6.8 percent as of December 31, 2020.

Our economic capital ratio was not below 4.0 percent at any time during the years ended December 31, 2021, and December 31, 2020.

Table 39 - Market and Interest-Rate Risk Metrics
(dollars in millions)

	December 31, 2021
	Down 300(1)	Down 200(1)	Down 100(1)	Base	Up 100	Up 200	Up 300
MVE	$2,704	$2,706	$2,488	$2,452	$2,421	$2,349	$2,252
Percent change in MVE from base	10.3%	10.4%	1.5%	—%	(1.3)%	(4.2)%	(8.2)%
MVE/BVE	106%	106%	98%	96%	95%	92%	89%
MVE/Par Stock	280%	280%	257%	253%	250%	243%	233%
Duration of Equity	-0.07 years	+5.37 years	+ 3.78 years	+1.09 years	+2.21 years	+3.58 years	+4.49 years
Return on Capital Stock less SOFR	2.33%	2.33%	2.65%	3.96%	4.05%	3.97%	3.68%
Net income percent change from base	(46.68)%	(46.70)%	(39.37)%	—%	24.45%	44.81%	60.66%

	December 31, 2020
	Down 300(1)	Down 200(1)	Down 100(1)	Base	Up 100	Up 200	Up 300
MVE	$2,868	$2,878	$2,860	$2,669	$2,603	$2,507	$2,387
Percent change in MVE from base	7.5%	7.8%	7.2%	—%	(2.5)%	(6.1)%	(10.6)%
MVE/BVE	103%	103%	103%	96%	93%	90%	86%
MVE/Par Stock	225%	226%	225%	210%	204%	197%	187%
Duration of Equity	-0.22 years	-0.49 years	+3.68 years	+5.47 years	+3.07 years	+4.32 years	+4.86 years
Return on Regulatory Capital less 3-month LIBOR	1.22%	1.22%	1.23%	1.22%	0.58%	(0.09)%	(0.79)%
Net income percent change from base	(13.15)%	(13.04)%	(12.03)%	—%	24.29%	46.71%	67.07%
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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of internal control over financial reporting as of December 31, 2021, based on the framework established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that assessment, management concluded that, as of December 31, 2021, internal control over financial reporting is effective based on the criteria established in Internal Control – Integrated Framework (2013).

Additionally, our internal control over financial reporting as of December 31, 2021, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Federal Home Loan Bank of Boston

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying statements of condition of Federal Home Loan Bank of Boston (the "Bank") as of December 31, 2021 and 2020, and the related statements of operations, of comprehensive income, of capital, and of cash flows for each of the three years in the period ended December 31, 2021, including the related notes (collectively referred to as the “financial statements”). We also have audited the Bank's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Bank as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Bank maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (i) relates to accounts or disclosures that are material to the financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Valuation of Interest-Rate Derivatives and Hedged Items

As described in Notes 8 and 15 to the financial statements, the Bank uses derivative instruments to reduce funding costs and/or to manage interest-rate risks. The total notional amount of derivatives as of December 31, 2021 was $28.9 billion, of which 97% were designated as hedging instruments, and the fair value of derivative assets and liabilities as of December 31, 2021 was $378.5 million and $38.9 million, respectively. The fair values of interest-rate derivatives and hedged items are determined using standard valuation techniques such as discounted cash-flow analysis and comparisons with similar instruments. The discounted cash-flow model uses market-observable inputs, including discount rate, forward interest rate, and volatility assumptions.

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

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the financial statements. These procedures included testing the effectiveness of controls relating to the valuation of interest-rate derivatives and hedged items, including controls over the model, data and assumptions. These procedures also included, among others, the involvement of professionals with specialized skill and knowledge to assist in developing an independent range of prices for a sample of interest-rate derivatives and hedged items and comparison of management’s estimate to the independently developed ranges. Developing the independent range of prices involved testing the completeness and accuracy of data provided by management and independently developing the discount rate, forward interest rate, and volatility assumptions.

/s/ PricewaterhouseCoopers LLP

Boston, Massachusetts
March 18, 2022

We have served as the Bank's auditor since 1990.

FEDERAL HOME LOAN BANK OF BOSTON STATEMENTS OF CONDITION (dollars and shares in thousands, except par value)
	December 31, 2021	December 31, 2020
ASSETS
Cash and due from banks	$204,993	$2,050,028
Interest-bearing deposits	85,153	299,149
Securities purchased under agreements to resell	800,000	750,000
Federal funds sold	1,944,000	2,260,000
Investment securities:
Trading securities	501,867	3,605,079
Available-for-sale securities	12,895,987	6,220,148
Held-to-maturity securities (a)	145,492	207,162
Total investment securities	13,543,346	10,032,389
Advances	12,340,020	18,817,002
Mortgage loans held for portfolio, net of allowance for credit losses of $1,700 and $3,100 at December 31, 2021 and 2020, respectively	3,120,159	3,930,252
Accrued interest receivable	68,360	87,582
Derivative assets, net	378,532	161,238
Other assets	60,729	73,395
Total Assets	$32,545,292	$38,461,035
LIABILITIES
Deposits
Interest-bearing	$833,007	$977,994
Non-interest-bearing	51,025	110,993
Total deposits	884,032	1,088,987
Consolidated obligations (COs):
Bonds	26,613,032	21,471,590
Discount notes	2,275,320	12,878,310
Total consolidated obligations	28,888,352	34,349,900
Mandatorily redeemable capital stock	13,562	6,282
Accrued interest payable	60,968	61,918
Affordable Housing Program (AHP) payable	70,503	78,640
Derivative liabilities, net	38,944	24,062
Other liabilities	57,920	69,293
Total liabilities	30,014,281	35,679,082
Commitments and contingencies (Note 16)
CAPITAL
Capital stock – Class B – putable ($100 par value), 9,536 shares and 12,672 shares issued and outstanding at December 31, 2021 and 2020, respectively	953,638	1,267,172
Retained earnings:
Unrestricted	1,179,986	1,130,222
Restricted	368,420	368,420
Total retained earnings	1,548,406	1,498,642
Accumulated other comprehensive income	28,967	16,139
Total capital	2,531,011	2,781,953
Total Liabilities and Capital	$32,545,292	$38,461,035
_______________________________________
(a)   Fair values of held-to-maturity securities were $148,068 and $211,837 at December 31, 2021 and 2020, respectively.

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF BOSTON STATEMENTS OF OPERATIONS (dollars in thousands)
	For the Year Ended December 31,
	2021	2020	2019
INTEREST INCOME
Advances	$170,003	$400,286	$854,599
Prepayment fees on advances, net	34,019	24,028	35,011
Interest-bearing deposits	147	5,749	22,390
Securities purchased under agreements to resell	452	15,049	123,438
Federal funds sold	2,210	18,009	58,015
Investment securities:
Trading securities	49,809	83,627	22,037
Available-for-sale securities	73,314	63,243	115,942
Held-to-maturity securities	2,533	18,912	65,758
Total investment securities	125,656	165,782	203,737
Mortgage loans held for portfolio	93,048	124,828	147,885
Other	—	48	25
Total interest income	425,535	753,779	1,445,100
INTEREST EXPENSE
Consolidated obligations:
Bonds	210,052	374,449	598,585
Discount notes	4,476	187,743	569,896
Total consolidated obligations	214,528	562,192	1,168,481
Deposits	98	919	6,582
Mandatorily redeemable capital stock	192	221	974
Other borrowings	16	239	37
Total interest expense	214,834	563,571	1,176,074
NET INTEREST INCOME	210,701	190,208	269,026
(Reduction of) provision for credit losses	(1,462)	(4,358)	85
NET INTEREST INCOME AFTER (REDUCTION OF) PROVISION FOR CREDIT LOSSES	212,163	194,566	268,941
OTHER INCOME (LOSS)
Litigation settlements	505	26,096	29,361
Loss on early extinguishment of debt	(11,903)	(14,784)	(15,238)
Service fees	10,430	13,169	12,987
Net (losses) gains on trading securities	(46,341)	(11,936)	1,287
Net (losses) gains on derivatives	(559)	(49,674)	1,419
Realized net gain from sale of available-for-sale securities	—	30,583	—
Realized net gain from sale of held-to-maturity securities	283	47,413	12,031
Other, net	703	60	(863)
Total other (loss) income	(46,882)	40,927	40,984
OTHER EXPENSE
Compensation and benefits	41,804	47,800	47,263
Other operating expenses	24,229	24,286	25,017
Federal Housing Finance Agency (the FHFA)	3,960	3,797	3,914
Office of Finance	3,693	3,664	3,468
AHP voluntary contribution	4,761	1,614	—
Other	9,634	20,696	18,222
Total other expense	88,081	101,857	97,884
INCOME BEFORE ASSESSMENTS	77,200	133,636	212,041
AHP assessments	7,739	13,386	21,302
NET INCOME	$69,461	$120,250	$190,739

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF BOSTON STATEMENTS OF COMPREHENSIVE INCOME (dollars in thousands)
	For the Year Ended December 31,
	2021	2020	2019
Net income	$69,461	$120,250	$190,739
Other comprehensive income:
Net unrealized gains on available-for-sale securities	9,445	122,490	79,036
Net noncredit portion of other-than-temporary impairment gains on held-to-maturity securities	—	76,036	53,118
Net unrealized (losses) gains relating to hedging activities	(1,926)	5,842	(913)
Pension and postretirement benefits	5,309	(1,257)	(1,531)
Total other comprehensive income	12,828	203,111	129,710
Comprehensive income	$82,289	$323,361	$320,449

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF BOSTON STATEMENTS OF CAPITAL YEARS ENDED DECEMBER 31, 2021, 2020, and 2019 (dollars and shares in thousands)

	Capital Stock Class B – Putable		Retained Earnings			Accumulated Other Comprehensive (Loss) Income
	Shares	Par Value	Unrestricted	Restricted	Total		Total Capital
BALANCE, DECEMBER 31, 2018	25,289	$2,528,854	$1,084,342	$310,670	$1,395,012	$(316,507)	$3,607,359
Cumulative effect of change in accounting principle			175	—	175	(175)	—
Comprehensive income			152,592	38,147	190,739	129,710	320,449
Proceeds from issuance of capital stock	18,544	1,854,487					1,854,487
Repurchase of capital stock	(25,142)	(2,514,211)					(2,514,211)
Cash dividends on capital stock			(122,772)		(122,772)		(122,772)
BALANCE, DECEMBER 31, 2019	18,691	1,869,130	1,114,337	348,817	1,463,154	(186,972)	3,145,312
Cumulative effect of change in accounting principle			(7,530)	—	(7,530)	—	(7,530)
Comprehensive income			100,647	19,603	120,250	203,111	323,361
Proceeds from issuance of capital stock	21,570	2,157,029					2,157,029
Repurchase of capital stock	(27,584)	(2,758,406)					(2,758,406)
Shares reclassified to mandatorily redeemable capital stock	(5)	(581)					(581)
Partial recovery of prior capital distribution to Financing Corporation			3,726		3,726		3,726
Cash dividends on capital stock			(80,958)		(80,958)		(80,958)
BALANCE, DECEMBER 31, 2020	12,672	1,267,172	1,130,222	368,420	1,498,642	16,139	2,781,953
Comprehensive income			69,461	—	69,461	12,828	82,289
Proceeds from issuance of capital stock	2,407	240,730					240,730
Repurchase of capital stock	(5,440)	(543,999)					(543,999)
Shares reclassified to mandatorily redeemable capital stock	(103)	(10,265)					(10,265)
Cash dividends on capital stock			(19,697)		(19,697)		(19,697)
BALANCE, DECEMBER 31, 2021	9,536	$953,638	$1,179,986	$368,420	$1,548,406	$28,967	$2,531,011

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF BOSTON STATEMENTS OF CASH FLOWS (dollars in thousands)
	For the Year Ended December 31,
	2021	2020	2019
OPERATING ACTIVITIES
Net income	$69,461	$120,250	$190,739
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization/(accretion)	(10,076)	(14,310)	(19,937)
(Reduction of) provision for credit losses	(1,462)	(4,358)	85
Change in net fair-value adjustments on derivatives and hedging activities	255,243	(206,394)	(284,002)
Loss on early extinguishment of debt	11,903	14,784	15,238
Other adjustments, net	3,061	4,399	10,394
Realized net gain from sale of available-for-sale securities	—	(30,583)	—
Realized net gain from sale of held-to-maturity securities	(283)	(47,413)	(12,031)
Net change in:
Market value of trading securities	46,341	11,936	(1,287)
Accrued interest receivable	19,222	24,581	588
Other assets	1,845	(1,437)	(7,510)
Accrued interest payable	(949)	(42,560)	(7,566)
Other liabilities	(13,662)	(8,658)	6,927
Total adjustments	311,183	(300,013)	(299,101)
Net cash provided by (used in) operating activities	380,644	(179,763)	(108,362)

INVESTING ACTIVITIES
Net change in:
Interest-bearing deposits	(83,429)	917,422	(776,421)
Securities purchased under agreements to resell	(50,000)	2,750,000	2,999,000
Federal funds sold	316,000	(1,400,000)	640,000
Trading securities:
Proceeds	3,056,871	1,926,330	177,340
Purchases	—	(3,293,082)	(2,263,279)
Available-for-sale securities:
Proceeds	946,710	1,836,746	1,714,800
Purchases	(7,879,275)	—	(3,206,255)
Held-to-maturity securities:
Proceeds	62,083	538,452	510,590
Advances to members:
Repaid	41,915,962	250,744,528	474,957,725
Originated	(35,555,659)	(234,864,985)	(466,272,505)
Mortgage loans held for portfolio:
Proceeds	1,222,784	1,310,644	590,161
Purchases	(432,918)	(766,089)	(803,765)
Other investing activities, net	(922)	(756)	(430)
Net cash provided by investing activities	3,518,207	19,699,210	8,266,961

FEDERAL HOME LOAN BANK OF BOSTON STATEMENTS OF CASH FLOWS — (Continued) (dollars in thousands)
	For the Year Ended December 31,
	2021	2020	2019
FINANCING ACTIVITIES
Net change in deposits	(204,955)	414,118	199,521
Net payments on derivatives with a financing element	31,794	(76,415)	(48,642)
Net proceeds from issuance of consolidated obligations:
Discount notes	262,647,281	100,524,378	144,030,097
Bonds	19,102,211	12,288,286	10,851,335
Payments for maturing and retiring consolidated obligations:
Discount notes	(273,248,389)	(115,287,723)	(149,400,564)
Bonds	(13,571,731)	(13,716,653)	(12,909,970)
Bonds transferred to other FHLBanks	(173,984)	(1,005,990)	(12,697)
Payment of financing lease	(162)	(122)	(136)
Partial recovery of prior capital distribution to Financing Corporation	—	3,726	—
Proceeds from issuance of capital stock	240,730	2,157,029	1,854,487
Payments for repurchase of capital stock	(543,999)	(2,758,406)	(2,514,211)
Payments for redemption of mandatorily redeemable capital stock	(2,985)	(105)	(26,062)
Cash dividends paid	(19,697)	(80,958)	(122,772)
Net cash used in financing activities	(5,743,886)	(17,538,835)	(8,099,614)
Net (decrease) increase in cash and due from banks	(1,845,035)	1,980,612	58,985
Cash and due from banks at beginning of the year	2,050,028	69,416	10,431
Cash and due from banks at end of the year	$204,993	$2,050,028	$69,416
Supplemental disclosures:
Interest paid	$258,113	$677,828	$1,224,032
AHP payments	$17,980	$21,374	$15,723
Noncash transfers of mortgage loans held for portfolio to other assets	$368	$606	$2,020
Noncash lease liabilities arising from obtaining right-of-use assets	$—	$173	$12,572
Noncash transfer of held-to-maturity securities to available-for-sale securities with the adoption of the reference rate reform guidance (amortized cost)	$—	$254,217	$—

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF BOSTON
NOTES TO FINANCIAL STATEMENTS

Note 1 — Background Information

We are a federally-chartered corporation and one of 11 district Federal Home Loan Banks (the FHLBanks or the FHLBank System). The FHLBanks are government-sponsored enterprises (GSEs) that were organized under the Federal Home Loan Bank Act of 1932, as amended (FHLBank Act), to serve the public by enhancing the availability of credit for residential mortgages, targeted community development and economic growth. Each FHLBank operates in a specifically defined geographic territory, or district. We provide a readily available, competitively priced source of funds to our members and certain nonmember institutions located within the six New England states, which are Connecticut, Maine, Massachusetts, New Hampshire, Rhode Island, and Vermont. Certain regulated financial institutions, including community development financial institutions (CDFIs) and insurance companies with their principal places of business in New England and engaged in residential housing finance, may apply for membership. Additionally, certain nonmember institutions (referred to as housing associates) that meet applicable legal criteria may also borrow from us. While eligible to borrow, housing associates are not eligible to become members and, therefore, are not allowed to hold capital stock. As we are a cooperative, current and former members own all of our outstanding capital stock and may receive dividends on their investment. We do not have any wholly or partially owned subsidiaries, and we do not have an equity position in any partnerships, corporations, or off-balance-sheet special-purpose entities.

All members must purchase our stock as a condition of membership and as a condition of engaging in certain business activities with us.

The FHFA, our primary regulator, an independent agency in the executive branch of the U.S. government, supervises and regulates the FHLBanks, Federal Home Loan Mortgage Corporation (Freddie Mac), and Federal National Mortgage Association (Fannie Mae). A purpose of the FHFA is to ensure the FHLBanks fulfill their mission by operating in a safe and sound manner, including maintenance of adequate capital and internal controls. In addition, the FHFA is responsible for ensuring that: 1) the operations and activities of each FHLBank foster liquid, efficient, competitive, and resilient national housing finance markets; 2) each FHLBank complies with the title and the rules, regulations, guidelines, and orders issued under the Housing and Economic Recovery Act (HERA) and the authorizing statutes; 3) each FHLBank carries out its statutory mission through only activities that are authorized under and consistent with HERA and the authorizing statutes, and; 4) the activities of each FHLBank and the manner in which such FHLBank is operated is consistent with the public interest. Each FHLBank is a separate legal entity with its own management, employees, and board of directors.

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

Securities purchased under agreements to resell are also subject to netting requirements. Based on the fair value of the related collateral held, the securities purchased under agreements to resell were fully collateralized for the periods presented. There were no offsetting amounts related to these securities at December 31, 2021 and 2020.

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

Available-for-sale. We classify certain investments that are not classified as held-to-maturity or trading as available-for-sale and carry them at fair value. Changes in fair value of available-for-sale securities not being hedged by derivatives, or in an economic hedging relationship, are recorded in other comprehensive income. For available-for-sale securities that have been hedged under fair-value hedge designations, we record the portion of the change in the fair value of the investment related to the risk being hedged in available-for-sale interest income together with the related change in the fair value of the derivative.

Beginning January 1, 2020, we adopted the Financial Instruments - Credit Losses accounting guidance. Under this new guidance, for securities classified as available-for-sale, we evaluate individual securities for impairment on a quarterly basis by comparing the security’s fair value to its amortized cost. Accrued interest receivable is recorded separately on the statements of condition and is not included in the amortized cost basis. Impairment exists when the fair value of the investment is less than its amortized cost. In assessing whether a credit loss exists on an impaired security, we consider whether there would be a shortfall in receiving all cash flows contractually due on the investment. When a shortfall is considered possible, we compare the present value of cash flows to be collected from the security with the amortized cost basis of the security. If the present value of cash flows is less than amortized cost, an allowance-for-credit losses is recorded with a corresponding adjustment to the provision for credit losses. The allowance is limited to the difference between the amortized cost and the fair value on the individual security and excludes uncollectible accrued interest receivable, which is measured separately.

If management intends to sell an impaired security classified as available-for-sale, or more likely than not will be required to sell the security before expected recovery of its amortized cost basis, any allowance for credit losses is written off and the amortized cost basis is written down to the security’s fair value at the reporting date with any incremental impairment reported in earnings as net gains on available-for-sale securities. If management does not intend to sell an impaired security classified as available-for-sale and it is not more likely than not that management will be required to sell the debt security, then the credit portion of the difference is recognized as an allowance for credit losses and any remaining difference between the security’s fair value and amortized cost is recorded to net unrealized gains (losses) on available-for-sale securities within other comprehensive income.

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

Prior to January 1, 2020, we evaluated individual available-for-sale and held-to-maturity securities that were in an unrealized loss position for other-than-temporary impairment each quarter. An investment was considered impaired when its fair value was less than its amortized cost. We considered other-than-temporary impairment to have occurred if we:

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

For securities in an unrealized loss position that meet neither of the first two conditions (excluding agency MBS) and for each of our private-label MBS, we performed an analysis to determine if we would recover the entire amortized cost of each of these securities. The present value of the cash flows expected to be collected was compared with the amortized cost of the debt security to determine whether a credit loss existed. If the present value of the cash flows expected to be collected was less than the amortized cost of the debt security, the security was deemed to be other-than-temporarily impaired and the carrying value of the debt security was adjusted to its fair value. However, rather than recognizing the entire difference between the amortized cost and fair value in earnings, only the amount of the impairment representing the credit loss (that is, the credit component) was recognized in earnings, while the amount related to all other factors (that is, the noncredit component) was recognized in other comprehensive income. For a security that was determined to be other-than-temporarily impaired, in the event that the present value of the cash flows expected to be collected was less than the fair value of the security, the credit loss on the security was limited to the amount of that security's unrealized losses.

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
•When the prepayment of an advance is followed by disbursement of a new advance and the transactions effectively represent a modification of the previous advance, the prepayment fee received is deferred and recorded as a discount to the modified advance.
•When an advance is modified under our advance restructuring program and our analysis of the restructuring concludes that the transaction is an extinguishment of the prior advance rather than a modification, the deferred prepayment fee is recognized into income immediately and recorded as a premium on the new advance.
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

Mortgage Loans Held for Portfolio

We participate in the MPF program through which we invest in conventional, residential, fixed-rate mortgage loans (conventional mortgage loans) and government-insured or -guaranteed residential fixed-rate mortgage loans (government mortgage loans) that are purchased from participating financial institutions (see Note 7 — Mortgage Loans Held for Portfolio). We classify our investments in mortgage loans for which we have the intent and ability to hold for the foreseeable future or until maturity or payoff as held for portfolio. As of December 31, 2021, all our investments in mortgage loans are held for portfolio. Mortgage loans held for portfolio are recorded at amortized cost, which is original cost, net of periodic principal repayments and amortization of premiums and accretion of discounts, and direct write-downs. Accrued interest receivable is recorded separately on the statements of condition. We perform a quarterly assessment of our mortgage loans held for portfolio to estimate expected credit losses. An allowance for credit losses is recorded with a corresponding adjustment to the provision for credit losses. We do not purchase mortgage loans with credit deterioration present at the time of purchase.

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

Prior to January 1, 2020, we recorded an allowance for credit losses on mortgage loans if it was probable an impairment had occurred in our mortgage loans held for portfolio as of the statement of condition date and the amount of loss could be reasonably estimated. A loan was considered impaired when, based on current information and events, it was probable that we would be unable to collect all amounts due according to the contractual terms of the loan agreement.

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

Nonaccrual Loans. We place conventional mortgage loans on nonaccrual status when the collection of interest or principal is doubtful or contractual principal or interest is 90 days or more past due. When a conventional mortgage loan is placed on nonaccrual status, accrued but uncollected interest is reversed against interest income in the current period. We generally record cash payments received on nonaccrual loans first as interest income and then as a reduction of principal as specified in the contractual agreement unless we consider the collection of the remaining principal amount due to be doubtful. If we consider the collection of the remaining principal amount to be doubtful, cash payments received are applied first solely to principal until the remaining principal amount due is expected to be collected and then as a recovery of any charge-off, if applicable, followed by recording interest income. A loan on nonaccrual status may be restored to accrual status when the collection of the contractual principal and interest is less than 90 days past due. We do not place government mortgage loans on nonaccrual status when the collection of the contractual principal or interest is 90 days or more past due because of the U.S. government guarantee of the loan and the contractual obligations of each related servicer, as more fully discussed in Note 7 – Mortgage Loans Held for Portfolio.

Collateral-dependent Loans. A loan is considered collateral-dependent when the borrower is experiencing financial difficulty and repayment is expected to be substantially through the sale of the underlying collateral. A loan that is considered collateral-dependent is measured for credit loss on an individual basis based on the fair value of the underlying property less estimated selling costs, with any shortfall recognized as an allowance for credit losses or charged-off.

Charge-Off Policy. A charge-off is recorded if it is estimated that the recorded investment in a loan will not be recovered. The recorded investment in a loan is the unpaid principal balance of the loan, adjusted for accrued interest, net deferred loan fees or costs, unamortized premiums or discounts, hedging adjustments, and direct write-downs. We evaluate whether to record a charge-off on a conventional mortgage loan upon the occurrence of a confirming event. Confirming events include, but are not limited to, the occurrence of foreclosure or notification of a claim against any of the credit-enhancements. We charge off the portion of outstanding conventional mortgage loan balances in excess of fair value of the underlying property less estimated selling costs, and adjusted for any available credit-enhancements for loans that are 180 or more days past due, when the borrower has filed for bankruptcy protection and the loan is at least 30 days past due, or when there is evidence of fraud.

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

Section 4013 of the Coronavirus, Aid, Relief, and Economic Security Act (the CARES Act) provided optional temporary relief from the accounting and reporting requirements for TDRs for certain loan modifications related the adverse effects of Coronavirus Disease 2019 (COVID-19). On December 27, 2020, the Consolidated Appropriations Act, 2021, was signed into law amending the CARES Act. Specifically, the CARES Act, as amended, provided that a qualifying financial institution may elect to suspend (1) the requirements under U.S. GAAP for certain loan modifications that would otherwise be categorized as a TDR, and (2) any determination that such loan modifications would be considered a TDR, including the related impairment for accounting purposes. Section 4013 of the CARES Act applied to any modification related to an economic hardship as a result of the COVID-19 pandemic, including an interest rate modification, a repayment plan, or any similar arrangement that defers or delays payment of principal or interest, for a loan that was not more than 30 days past due as of December 31, 2019, and that occurs during the period beginning on March 1, 2020, and ending on the earlier of January 1, 2022, or the date that is 60 days following the termination of the national emergency related to the COVID-19 pandemic declared by the President of the United States. Beginning in the second quarter of 2020, we elected to apply the TDR relief provided by the CARES Act.

As such, all COVID-related modifications meeting the provisions of the CARES Act were excluded from TDR classification and accounting. We consider these loans to have a current payment status as long as payments are being made in accordance with the new terms. Alternatively, COVID-related modifications that did not meet the provisions of the CARES Act continued to be assessed for TDR classification under our existing accounting policies. Additionally, we continue to apply our delinquency, nonaccrual and charge-off policies during the forbearance period. We estimate the allowance for credit losses for COVID-related modifications in the same manner as other mortgage loans held for portfolio.

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

Derivatives that are used in fair-value hedges are typically executed at the same time as the hedged items, and we designate the hedged item in a qualifying hedging relationship as of the trade date. We then record the changes in fair value of the derivative and the hedged item beginning on the trade date.

Changes in the fair value of a derivative that is designated and qualifies as a fair-value hedge, along with changes in the fair value of the hedged asset or liability that are attributable to the hedged risk, are recorded in net interest income in the same line as the earnings effect of the hedged item. Changes in the fair value of a derivative that is designated and qualifies as a cash-flow hedge are recorded in other comprehensive income, a component of capital, until the hedged transaction affects earnings.

Accounting for Economic Hedges. An economic hedge is defined as a derivative hedging specific or nonspecific assets, liabilities, or firm commitments that does not qualify or was not designated for fair-value or cash-flow hedge accounting, but is an acceptable hedging strategy under our risk-management policy. These economic hedging strategies also comply with FHFA regulatory requirements prohibiting speculative derivative transactions. An economic hedge introduces the potential for earnings variability caused by the changes in fair value of the derivatives that are recorded in income but not offset by corresponding changes in the fair value of the economically hedged assets, liabilities, or firm commitments. As a result, we recognize only the net interest and the change in fair value of these derivatives in other income (loss) as net gains (losses) on derivatives with no offsetting fair-value adjustments for the economically hedged assets, liabilities, or firm commitments.

Accrued Interest Receivable and Payable. The differential between accrual of interest receivable and payable on derivatives designated as a fair-value hedge or as a cash-flow hedge is recognized through adjustments to the interest income or interest expense of the designated hedged investment securities, advances, COs, or other financial instruments. The differential between accrual of interest receivable and payable on economic hedges is recognized in other income (loss), along with changes in fair value of these derivatives, as net gains (losses) on derivatives.

Discontinuance of Hedge Accounting. We may discontinue hedge accounting prospectively when:

•we determine that the derivative is no longer highly effective in offsetting changes in the fair value or cash flows of a hedged item attributable to the hedged risk (including hedged items such as firm commitments or forecasted transactions);
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

If hedge accounting is discontinued because we determine that the derivative no longer qualifies as an effective cash-flow hedge of an existing hedged item, we will continue to carry the derivative on the statement of condition at its fair value and amortize the cumulative other comprehensive income adjustment to earnings when earnings are affected by the existing hedged item.

If it is no longer probable that a forecasted transaction will occur by the end of the originally expected period or within two months thereafter, we immediately recognize in earnings the gain or loss that was in accumulated other comprehensive income.

If hedge accounting is discontinued because the hedged item no longer meets the definition of a firm commitment, we will continue to carry the derivative on the statement of condition at its fair value, removing from the statement of condition any asset or liability that was recorded to recognize the firm commitment and recording it as a gain or loss in current period earnings.

Embedded Derivatives. We may issue debt, make advances, or purchase financial instruments in which a derivative is embedded. Upon execution of these transactions, we assess whether the economic characteristics of the embedded derivative are clearly and closely related to the economic characteristics of the remaining component of the debt, advance, or other financial instrument (the host contract) and whether a separate, nonembedded instrument with the same terms as the embedded instrument would meet the definition of a derivative. When we determine that (1) the embedded derivative has economic characteristics that are not clearly and closely related to the economic characteristics of the host contract and (2) a separate, stand-alone instrument with the same terms would qualify as a derivative instrument, the embedded derivative is separated from the host contract, carried at fair value, and designated as a stand-alone derivative instrument. If the entire contract (the host contract and the embedded derivative) is to be measured at fair value, with changes in fair value reported in current earnings (for example, an investment security classified as trading, as well as hybrid financial instruments) or if we cannot reliably identify and measure the embedded derivative for purposes of separating that derivative from its host contract, the entire contract is carried on the statement of condition at fair value and no portion of the contract is designated as a hedging instrument. At December 31, 2021, and 2020, we had certain advances with embedded features that met the requirement to be separated from the host contract and designated the embedded features as stand-alone derivatives. The value of the embedded derivatives is included in total advances on the statement of condition. See Note 6 — Advances for the fair value of these embedded derivatives.

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

We lease office space and office equipment to run our business operations. For leases with a term of 12 months or less, we have made an accounting policy election to not recognize lease right-of-use assets and lease liabilities. At December 31, 2021 and 2020, we included in the statement of condition $5.4 million and $8.0 million, respectively, of lease right-of-use assets in other assets as well as $5.3 million and $8.0 million, respectively, of lease liabilities in other liabilities. We have recognized operating lease costs in other operating expenses on the statement of operations of $2.6 million for each of the years ended December 31, 2021 and 2020.

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

Restricted Retained Earnings

The joint capital enhancement agreement, as amended (the Joint Capital Agreement), provides that each FHLBank will, on a quarterly basis, contribute 20 percent of its net income to a separate restricted retained earnings account until the balance of that account, calculated as of the last day of each calendar quarter, equals at least 1 percent of that FHLBank's average balance of outstanding COs (excluding fair-value adjustments) for the calendar quarter. Throughout 2021, the balance in restricted retained earnings exceeded the threshold for the contribution requirement. Accordingly, no allocation of net income was made to restricted retained earnings during 2021 and no additional allocations of net income into restricted retained earnings is required until such time as the contribution requirement exceeds the balance in restricted retained earnings. Restricted retained earnings are not available to pay dividends, and we present them separate from other retained earnings on the statement of condition. Any amount of restricted retained earnings that exceeds 150 percent of the contribution requirement may be reclassified to unrestricted retained earnings. No reclassification from restricted retained earnings to unrestricted retained earnings occurred during 2021.

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

Assessments

Affordable Housing Program. The FHLBank Act requires us to establish and fund an AHP based on positive annual net earnings, providing grants to members to assist in the purchase, construction, or rehabilitation of housing for very low and low- or moderate-income households. We charge the required funding as well as any discretionary funding for the AHP to earnings and establish a liability, except when annual net earnings are zero or negative, in which case there is no requirement to fund an AHP. We also issue AHP advances at interest rates below the customary interest rate for nonsubsidized advances. A discount on the AHP advance and charge against the AHP liability is recorded for the present value of the variation in the cash flow caused by the difference in the interest rate between the AHP advance rate and our related cost of funds for comparable maturity funding. The discount on AHP advances is accreted to interest income on advances using the level-yield method over the life of the advance. See Note 11 — Affordable Housing Program for additional information.

Cash Flows

In the statement of cash flows, we consider noninterest bearing cash and due from banks as cash and cash equivalents. Federal funds sold and interest-bearing deposits are not treated as cash equivalents for purposes of the statement of cash flows, but are instead treated as short-term investments and are reflected in the investing activities section of the statement of cash flows.

Related-Party Activities

We define related parties as members who owned 10 percent or more of the voting interests of our outstanding capital stock at December 31, 2021. See Note 17 — Transactions with Shareholders for additional information.

Segment Reporting

We report on an enterprise-wide basis. The enterprise-wide method of evaluating our financial information reflects the manner in which the chief operating decision-maker manages the business.

Reclassification

Certain amounts in the 2020 and 2019 financial statements have been reclassified to conform to the financial statement presentation for the year ended December 31, 2021.

Note 3 — Recently Issued and Adopted Accounting Guidance

Effective Beginning in 2020

Facilitation of the Effects of Reference Rate Reform on Financial Reporting. On March 12, 2020, the Financial Accounting Standards Board (FASB) released temporary optional guidance that provides transition relief for reference rate reform. The guidance contains optional expedients and exceptions for applying GAAP to contract modifications, hedging relationships, and other transactions that reference LIBOR or a reference rate that is expected to be discontinued as a result of reference rate reform if certain criteria are met. This standard was effective upon issuance and the provisions generally can be applied prospectively as of January 1, 2020, through December 31, 2022.

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

Compensating Balances. We maintain collected cash balances with a commercial bank in return for certain services. The related agreement contains no legal restrictions on the withdrawal of funds. The average collected cash balance was $200.7 million and $176.3 million for the years ended December 31, 2021 and 2020, respectively.

Note 5 — Investments

Interest-Bearing Deposits, Securities Purchased under Agreements to Resell, and Federal Funds Sold

We invest in interest-bearing deposits, securities purchased under agreements to resell, and federal funds sold to provide short-term liquidity. These investments are generally transacted with counterparties that have received, or whose guarantors have received, a credit rating of triple-B or greater (investment grade) by a nationally recognized statistical rating organization (NRSRO), or the equivalent. At December 31, 2021 and 2020, none of these investments were made to counterparties or, if applicable, guaranteed by entities rated below single-A.

Securities purchased under agreements to resell are short-term and are structured such that they are evaluated daily to determine if the market value of the underlying securities decreases below the market value required as collateral (i.e. subject to collateral maintenance provisions). If so, the counterparty must place an amount of additional securities as collateral or remit an equivalent amount of cash sufficient to comply with collateral maintenance provisions, generally by the next business day. Based upon the collateral held as security and collateral maintenance provisions with our counterparties, we determined that no allowance for credit losses was needed for our securities purchased under agreements to resell at December 31, 2021 and 2020.

Federal funds sold are unsecured loans that are transacted on an overnight term or short-term basis. FHFA regulations include a limit on the amount of unsecured credit we may extend to a counterparty. All investments in interest-bearing deposits and federal funds sold outstanding as of December 31, 2021 and 2020, have been repaid according to the contractual terms. No allowance for credit losses was recorded for these assets at December 31, 2021 and 2020.

Debt Securities

We invest in debt securities, which are classified as either trading, available-for-sale, or held-to-maturity. We are prohibited by FHFA regulations from investing in certain higher-risk securities, such as equity securities and debt instruments that are not investment quality, other than certain investments targeted at low-income persons or communities, but we are not required to divest instruments that experience credit deterioration after their purchase.

Trading Securities

Table 5.1 - Trading Securities by Major Security Type
(dollars in thousands)

	December 31, 2021	December 31, 2020
Corporate bonds	$1,442	$5,422
U.S. Treasury obligations	500,425	3,596,718
	501,867	3,602,140

MBS
U.S. government-guaranteed – single-family	—	2,884
GSE – single-family	—	55
	—	2,939
Total	$501,867	$3,605,079

Table 5.2 - Unrealized and Realized Gains (Losses) on Trading Securities
(dollars in thousands)

	For the Year Ended December 31,
	2021	2020	2019
Net unrealized (losses) gains on trading securities held at year end	$(9,049)	$(8,392)	$1,379
Net unrealized and realized losses on trading securities sold or matured during the year	(37,292)	(3,544)	(92)
Net (losses) gains on trading securities	$(46,341)	$(11,936)	$1,287

We do not participate in speculative trading practices and typically hold these investments over a longer time horizon.

Available-for-sale Securities

Table 5.3 - Available-for-Sale Securities by Major Security Type
(dollars in thousands)

	December 31, 2021
		Amounts Recorded in Accumulated Other Comprehensive Income
	Amortized Cost (1)	Unrealized Gains	Unrealized Losses	Fair Value
U.S. Treasury obligations	$5,081,536	$3,380	$(370)	$5,084,546
State housing-finance-agency obligations (HFA securities)	63,330	2	(1,067)	62,265
Supranational institutions	409,337	96	(5,668)	403,765
U.S. government-owned corporations	325,567	—	(18,703)	306,864
GSE	130,143	—	(3,671)	126,472
	6,009,913	3,478	(29,479)	5,983,912
MBS
U.S. government guaranteed – single-family	21,435	100	—	21,535
U.S. government guaranteed – multifamily	541,238	219	(52)	541,405
GSE – single-family	1,093,890	9,945	(121)	1,103,714
GSE – multifamily	5,171,498	99,119	(25,196)	5,245,421
	6,828,061	109,383	(25,369)	6,912,075
Total	$12,837,974	$112,861	$(54,848)	$12,895,987

	December 31, 2020
		Amounts Recorded in Accumulated Other Comprehensive Income
	Amortized Cost (1)	Unrealized Gains	Unrealized Losses	Fair Value
HFA securities	$126,930	$—	$(4,381)	$122,549
Supranational institutions	442,225	—	(12,156)	430,069
U.S. government-owned corporations	350,052	—	(27,991)	322,061
GSE	140,136	—	(5,144)	134,992
	1,059,343	—	(49,672)	1,009,671
MBS
U.S. government guaranteed – single-family	29,148	260	—	29,408
U.S. government guaranteed – multifamily	46,829	351	—	47,180
GSE – single-family	1,442,282	26,790	(24)	1,469,048
GSE – multifamily	3,593,978	70,863	—	3,664,841
	5,112,237	98,264	(24)	5,210,477
Total	$6,171,580	$98,264	$(49,696)	$6,220,148
_______________________
(1)    Amortized cost of available-for-sale securities includes adjustments made to the cost basis of an investment for accretion, amortization, collection of cash, and fair-value hedge accounting adjustments. Amortized cost excludes accrued interest receivable of $31.6 million and $24.0 million at December 31, 2021 and 2020, respectively.

Table 5.4 - Available-for-Sale Securities in a Continuous Unrealized Loss Position
(dollars in thousands)

	December 31, 2021
	Continuous Unrealized Loss Less than 12 Months		Continuous Unrealized Loss 12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury obligations	$1,212,443	$(370)	$—	$—	$1,212,443	$(370)
HFA securities	—	—	50,053	(1,067)	50,053	(1,067)
Supranational institutions	—	—	389,180	(5,668)	389,180	(5,668)
U.S. government-owned corporations	—	—	306,864	(18,703)	306,864	(18,703)
GSE	—	—	126,472	(3,671)	126,472	(3,671)
	1,212,443	(370)	872,569	(29,109)	2,085,012	(29,479)

MBS
U.S. government guaranteed – multifamily	187,437	(52)	—	—	187,437	(52)
GSE – single-family	93,020	(121)	—	—	93,020	(121)
GSE – multifamily	1,507,051	(25,196)	—	—	1,507,051	(25,196)
	1,787,508	(25,369)	—	—	1,787,508	(25,369)
Total	$2,999,951	$(25,739)	$872,569	$(29,109)	$3,872,520	$(54,848)

	December 31, 2020
	Continuous Unrealized Loss Less than 12 Months		Continuous Unrealized Loss 12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
HFA securities	$—	$—	$109,780	$(4,381)	$109,780	$(4,381)
Supranational institutions	—	—	430,069	(12,156)	430,069	(12,156)
U.S. government-owned corporations	—	—	322,061	(27,991)	322,061	(27,991)
GSE	—	—	134,992	(5,144)	134,992	(5,144)
	—	—	996,902	(49,672)	996,902	(49,672)
MBS
GSE – single-family	—	—	10,271	(24)	10,271	(24)
Total	$—	$—	$1,007,173	$(49,696)	$1,007,173	$(49,696)

Table 5.5 - Available-for-Sale Securities by Contractual Maturity
(dollars in thousands)

	December 31, 2021		December 31, 2020
Year of Maturity	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$27,000	$26,780	$10,600	$10,524
Due after one year through five years	1,898,894	1,898,308	169,570	166,813
Due after five years through 10 years	3,674,762	3,671,798	400,477	389,753
Due after 10 years	409,257	387,026	478,696	442,581
	6,009,913	5,983,912	1,059,343	1,009,671
MBS (1)	6,828,061	6,912,075	5,112,237	5,210,477
Total	$12,837,974	$12,895,987	$6,171,580	$6,220,148
_______________________
(1)    MBS are not presented by contractual maturity because their expected maturities will likely differ from contractual maturities because borrowers of the underlying loans may have the right to call or prepay obligations with or without call or prepayment fees.

Held-to-Maturity Securities

Table 5.6 - Held-to-Maturity Securities by Major Security Type
(dollars in thousands)

	December 31, 2021
	Amortized Cost(1)	Gross Unrecognized Holding Gains	Gross Unrecognized Holding Losses	Fair Value
MBS
U.S. government guaranteed – single-family	$4,320	$88	$—	$4,408
GSE – single-family	141,172	2,605	(117)	143,660
Total	$145,492	$2,693	$(117)	$148,068

	December 31, 2020
	Amortized Cost(1)	Gross Unrecognized Holding Gains	Gross Unrecognized Holding Losses	Fair Value
MBS
U.S. government guaranteed – single-family	$5,388	$103	$—	$5,491
GSE – single-family	201,774	4,681	(109)	206,346
Total	$207,162	$4,784	$(109)	$211,837
_______________________
(1)    Amortized cost of held-to-maturity securities includes adjustments made to the cost basis of an investment for accretion, amortization, and collection of cash. Amortized cost excludes accrued interest receivable of $200 thousand and $368 thousand at December 31, 2021 and 2020, respectively.

Transfers and Sales of Available-for-Sale Securities and Held-to-Maturity Securities

During the years ended December 31, 2021, 2020, and 2019, we sold held-to-maturity MBS that had less than 15 percent of the acquired principal outstanding at the time of the sale. Such sales are treated as maturities for the purposes of security classification. These sales do not impact our ability and intent to hold the remaining investments classified as held-to-maturity through their stated maturity dates. These sales were as follows:

•In 2021, we sold securities with an amortized cost of $5.6 million and a realized gain of $283 thousand.
•In 2020, we sold securities with an amortized cost of $133.2 million and realized a gain of $41.2 million.
•In 2019, we sold securities with an amortized cost of $173.2 million and realized a gain of $12.0 million.

As discussed in Note 3 - Recently Issued and Adopted Accounting Guidance, during 2020 we adopted a provision of the Accounting Standards Update titled Facilitation of the Effects of Reference Rate Reform on Financial Reporting which provides a one-time election to sell, transfer, or both sell and transfer debt securities classified as held-to-maturity that reference a rate affected by reference rate reform and that were classified as held-to-maturity before January 1, 2020. Upon adopting this provision, we:

•sold certain held-to-maturity private-label MBS which had an amortized cost of $82.2 million and realized a net gain of $6.2 million; and
•transferred from held-to-maturity to available-for-sale certain securities which, on the date of transfer, were comprised of the following:

Table 5.7 - Transfer of Held-to-Maturity Securities to Available-for-Sale Securities in 2020

(dollars in thousands)

	Amortized Cost	Allowance for Credit Losses	Other-Than-Temporary Impairment Recognized in Accumulated Other Comprehensive Income	Carrying Value	Gross Unrecognized Holding Gains	Gross Unrecognized Holding Losses	Fair Value
HFA securities	$77,470	$—	$—	$77,470	$—	$(6,230)	$71,240
MBS GSE – single-family	17,802	—	—	17,802	89	—	17,891
MBS - Private-label	158,945	(634)	(31,502)	126,809	53,953	(248)	180,514
Total	$254,217	$(634)	$(31,502)	$222,081	$54,042	$(6,478)	$269,645

Gains and Losses on Sales. We compute gains and losses on sales of investment securities using the specific identification method and include these gains and losses in other income (loss). The following table summarizes the proceeds from sale and gains and losses on sales of securities for the years ended December 31, 2021, 2020, and 2019.

Table 5.8 - Proceeds and Gains (Losses) from Sales of Investment Securities
(dollars in thousands)

	For the Years Ended December 31,
	2021	2020	2019
Available-for-Sale Securities
Proceeds from sale	$—	$187,366	$—
Amortized cost, net of allowance for credit losses	—	156,783	—

Gross realized gains from sale	$—	$30,948	$—
Gross realized losses from sale	—	(365)	—
Realized net gain from sale	$—	$30,583	$—

Held-to-Maturity Securities
Proceeds from sale	$5,883	$262,850	$185,177
Carrying value	5,600	176,293	143,629
Noncredit losses recorded in accumulated other comprehensive income	—	39,144	29,517
Realized net gain from sale	$283	$47,413	$12,031

Allowance for Credit Losses on Available-for-Sale Securities and Held-to-Maturity Securities

Table 5.9 - Allowance for Credit Losses on Debt Securities
(dollars in thousands)

	For the Year Ended December 31, 2020
	Available-for-Sale	Held-to-Maturity
Balance at beginning of year	$—	$—
Adjustments for cumulative effect of change in accounting principle(1)	—	5,308
Transfers	634	(634)
Reduction of provision for credit losses due to sales of securities	(126)	(3,205)
Reduction of provision for credit losses	(143)	(1,469)
Charge-offs	(365)	—
Balance at end of year	$—	$—
_________________________

(1)    We adopted new accounting guidance for the measurement of credit losses on financial instruments on January 1, 2020. Upon adoption we recorded through a cumulative effect adjustment to retained earnings an increase in the allowance for credit losses associated with held-to-maturity private-label MBS.

To evaluate investment securities for credit loss at December 31, 2021, we employed the following methodologies, based on the type of security.

Available-for-Sale Securities and Held-to-Maturity Securities.

We evaluate available-for-sale and held-to-maturity investment securities for credit losses on a quarterly basis. Our available-for-sale and held-to-maturity securities are principally debt securities of GSE or U.S. government-owned corporations, supranational institutions, and state or local housing finance agency obligations, and MBS issued by Ginnie Mae, Freddie Mac, and Fannie Mae that are backed by single-family or multifamily mortgage loans. We only purchase investment-grade securities. At December 31, 2021 and 2020, all available-for-sale securities and held-to-maturity securities were rated triple-B, or above, by an NRSRO, based on the lowest long-term credit rating for each security.

We evaluate individual available-for-sale securities for impairment by comparing the security’s fair value to its amortized cost. Impairment may exist when the fair value of the investment is less than its amortized cost (i.e. in an unrealized loss position). At December 31, 2021, certain available-for-sale securities were in an unrealized loss position. These losses are considered temporary as we expect to recover the entire amortized cost basis on these available-for-sale investment securities and we neither intend to sell these securities nor do we consider it more likely than not that we will be required to sell these securities before the anticipated recovery of each security's remaining amortized cost basis. Further, we have not experienced any material payment defaults on the instruments. In addition, substantially all of these securities carry an implicit or explicit government guarantee. As a result, no allowance for credit losses was recorded on available-for-sale securities at December 31, 2021. See Table 5.9 for the allowance for credit losses on available-for-sale securities at December 31, 2020.

We evaluate held-to-maturity securities for impairment on a collective or pooled basis unless an individual assessment is deemed necessary because the securities do not possess similar risk characteristics. As of December 31, 2021, we had not established an allowance for credit losses on any of our held-to-maturity securities because the securities: (1) were all highly-rated and/or had short remaining terms to maturity, (2) had not experienced, nor do we expect to experience, any payment default on the instruments, and (3) in the case of U.S. or GSE obligations, carry an implicit or explicit government guarantee such that we consider the risk of nonpayment to be zero.

Table 5.10 presents a roll forward of the amount of credit losses recognized in earnings prior to January 1, 2020, for which a portion of other-than-temporary impairment was recognized in other comprehensive income.

Table 5.10 - Roll Forward of the Amounts Related to Credit Loss Recognized into Earnings
(dollars in thousands)

	For the Years Ended December 31,
	2020	2019
Balance at beginning of year	$339,630	$422,035
Additions:
Credit losses for which other-than-temporary impairment was not previously recognized	—	128
Additional credit losses for which an other-than-temporary impairment charge was previously recognized	—	1,084
Reductions:
Securities sold or matured during the year	(332,290)	(56,710)
Portion of increase in cash flows expected to be collected over the remaining life of the security that are recognized in the current period as interest income	(7,340)	(26,907)
Balance at end of year	$—	$339,630

Note 6 — Advances

General Terms. We offer a wide range of fixed- and variable-rate advance products with different maturities, interest rates, payment characteristics, and optionality. Advances have maturities ranging from one day to 30 years or longer with the approval of our credit committee. At both December 31, 2021 and 2020, we had advances outstanding with interest rates ranging from 0.00 percent to 7.72 percent. Additionally, certain advances contain embedded interest-rate features that have met the requirements to be separated from the host contract and are recorded as stand-alone derivatives, and which we economically hedge with derivatives containing offsetting interest-rate features.

Table 6.1 - Advances Outstanding by Year of Contractual Maturity
(dollars in thousands)

	December 31, 2021		December 31, 2020
	Amount	Weighted Average Rate	Amount	Weighted Average Rate
Overdrawn demand-deposit accounts	$64	0.60%	$135	0.62%
Due in one year or less	5,064,776	0.76	9,090,900	1.00
Due after one year through two years	1,354,297	2.26	2,281,047	1.78
Due after two years through three years	1,541,076	1.64	2,014,880	2.37
Due after three years through four years	2,173,238	1.43	1,685,056	1.79
Due after four years through five years	1,310,971	1.07	2,687,456	1.34
Due after five years through fifteen years	871,692	2.11	924,498	2.40
Thereafter	31,591	1.33	20,540	1.46
Total par value	12,347,705	1.28%	18,704,512	1.43%
Premiums	—		2,248
Discounts	(34,926)		(37,592)
Fair value of bifurcated derivatives (1)	11,890		44,534
Hedging adjustments	15,351		103,300
Total (2)	$12,340,020		$18,817,002
_________________________
(1)    At December 31, 2021 and 2020, we had certain advances with embedded features that met the requirements to be separated from the host contract and designated as stand-alone derivatives.
(2)    Excludes accrued interest receivable of $16.3 million and $25.8 million at December 31, 2021 and 2020, respectively.

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

Table 6.2 - Advances Outstanding by Year of Contractual Maturity or Next Call Date
(dollars in thousands)

	December 31, 2021	December 31, 2020
Overdrawn demand-deposit accounts	$64	$135
Due in one year or less	6,116,251	10,149,975
Due after one year through two years	1,354,297	2,095,247
Due after two years through three years	1,249,001	1,809,880
Due after three years through four years	2,106,238	1,392,981
Due after four years through five years	632,271	2,335,956
Due after five years through fifteen years	857,992	899,798
Thereafter	31,591	20,540
Total par value	$12,347,705	$18,704,512

We currently hold putable advances that provide us with the right to require repayment prior to maturity of the advance (and thereby extinguish the advance) on predetermined exercise dates (put dates). Generally, we would exercise the put options when interest rates increase relative to contractual rates.

Table 6.3 - Advances Outstanding by Year of Contractual Maturity or Next Put Date
(dollars in thousands)

	December 31, 2021	December 31, 2020
Overdrawn demand-deposit accounts	$64	$135
Due in one year or less	6,088,201	10,755,575
Due after one year through two years	908,797	2,201,797
Due after two years through three years	1,497,076	1,224,380
Due after three years through four years	1,709,313	1,593,056
Due after four years through five years	1,277,471	2,059,531
Due after five years through fifteen years	835,192	849,498
Thereafter	31,591	20,540
Total par value	$12,347,705	$18,704,512

Table 6.4 - Advances by Current Interest Rate Terms
(dollars in thousands)

	December 31, 2021	December 31, 2020
Fixed-rate
Due in one year or less	$3,803,476	$8,224,435
Due after one year	6,195,290	8,518,167
Total fixed-rate	9,998,766	16,742,602

Variable-rate
Due in one year or less	1,261,364	866,600
Due after one year	1,087,575	1,095,310
Total variable-rate	2,348,939	1,961,910
Total par value	$12,347,705	$18,704,512

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

In addition, in the case of any community financial institution, as defined in accordance with the FHLBank Act, we may accept as collateral secured loans for small-business and agriculture, or securities representing a whole interest in such secured loans.

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

Using a risk-based approach and taking into consideration each borrower's financial strength, we consider the types and level of collateral to be the primary indicator of credit quality on our credit products. At December 31, 2021 and 2020, we had rights to collateral, on a borrower-by-borrower basis, with an estimated value in excess of our outstanding extensions of credit.

We continue to evaluate and make changes to our collateral guidelines based on market conditions. At December 31, 2021 and 2020, none of our advances were past due, on nonaccrual status, or considered impaired. In addition, there were no troubled debt restructurings related to advances during the years ended December 31, 2021 and 2020.

Based upon the collateral held as security, our credit extension and collateral policies, management's credit analysis, and the repayment history on advances, we have not recorded any allowance for credit losses on our advances at December 31, 2021, and 2020.

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

Table 6.5 - Advances Prepayment Fees
(dollars in thousands)

	For the Year Ended December 31,
	2021	2020	2019
Prepayment fees received from borrowers	$54,537	$32,340	$33,809
Hedging fair-value adjustments on prepaid advances	(6,356)	(8,013)	1,923
Net (premiums) discounts associated with prepaid advances	(14,162)	(299)	157
Deferred recognition of prepayment fees received from borrowers on advance prepayments deemed to be loan modifications	—	—	(1,793)
Prepayment fees recognized in income on advance restructurings deemed to be extinguishments	—	—	915
Advance prepayment fees recognized in income, net	$34,019	$24,028	$35,011

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

Table 7.1 - Mortgage Loans Held for Portfolio
(dollars in thousands)

	December 31, 2021	December 31, 2020
Real estate
Fixed-rate 15-year single-family mortgages	$278,393	$322,713
Fixed-rate 20- and 30-year single-family mortgages	2,793,682	3,547,994
Premiums	48,043	60,050
Discounts	(671)	(1,094)
Deferred derivative gains, net	2,412	3,689
Total mortgage loans held for portfolio(1)	3,121,859	3,933,352
Less: allowance for credit losses	(1,700)	(3,100)
Total mortgage loans, net of allowance for credit losses	$3,120,159	$3,930,252
________________________
(1)    Excludes accrued interest receivable of $15.7 million and $19.3 million at December 31, 2021 and 2020, respectively.

Table 7.2 - Mortgage Loans Held for Portfolio by Collateral/Guarantee Type
(dollars in thousands)

	December 31, 2021	December 31, 2020
Conventional mortgage loans	$2,880,354	$3,624,557
Government mortgage loans	191,721	246,150
Total par value	$3,072,075	$3,870,707

Credit-Enhancements. Our allowance for credit losses factors in the credit-enhancements associated with conventional mortgage loans under the MPF program. These credit-enhancements apply after the homeowner's equity is exhausted and can include primary and/or supplemental mortgage insurance or other kinds of credit-enhancement. The credit risk analysis of our conventional loans is performed at the individual master commitment level to determine the credit-enhancements available to recover losses on loans under each individual master commitment. The credit-enhancement amounts estimated to protect us against credit losses are determined through the use of a model. Any incurred losses that would be recovered from the credit-

enhancements are not reserved as part of our allowance for loan losses. In such cases, a receivable is generally established to reflect the expected recovery from credit-enhancement arrangements.

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

Credit and special hazard losses that are not covered by the liquidation value of the real property or primary mortgage insurance are first charged to us, with a corresponding reduction of the first-loss account for that master commitment up to the amount in the first-loss account at that time. Over time, the first-loss account may cover the credit losses on a master commitment, although excessive losses might not be so covered. In that case, the excess losses would be charged to the participating financial institution's credit-enhancement amount, then to us after the participating financial institution's credit-enhancement amount has been exhausted.

For loans in which we buy or sell participations from or to other FHLBanks that participate in the MPF program (MPF Banks), the amount of the first-loss account remaining to absorb losses for loans that we own is partly dependent on the percentage of our participation in such loans. Assuming losses occur on a proportional basis between loans that we own and loans owned by other MPF Banks, at December 31, 2021 and 2020, the amount of first-loss account remaining for losses allocable to us was $31.9 million and $30.4 million, respectively.

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

Relief to Borrowers During the COVID-19 Pandemic. We have elected to apply Section 4013 of the Coronavirus Aid, Relief, and Economic Security Act (CARES Act) to our loan modifications that qualify under the CARES Act. As a result, we have elected to suspend troubled debt restructuring accounting for eligible modifications under Section 4013 of the CARES Act. As of December 31, 2021, we had $37.1 million of these modifications outstanding. See Note 2 — Summary of Significant Accounting Policies for additional information.

Servicers of our mortgage loans granted a forbearance period to eligible borrowers who have requested forbearance based on COVID-19 related difficulties so long as the loan is current or no more than 31 days delinquent at the time of the request. We continue to apply our accounting policy for past due loans and charge-offs to loans during the forbearance period unless there is a legal modification made to update the terms of the mortgage loan contract. The accrual status for loans under forbearance will be driven by the past due status of the loan based on its contractual terms.

As of December 31, 2021, we held approximately $15.7 million in par value of conventional mortgage loans that were in a forbearance plan as a result of COVID-19. Of these loans, $2.5 million had a current payment status, $1.1 million were 30 to 59 days past due, $1.1 million were 60 to 89 days past due, and $11.0 million were greater than 90 days past due and in nonaccrual status. The $15.7 million of conventional mortgage loans in forbearance represents 0.5 percent of our mortgage loans held for portfolio at December 31, 2021. In addition, we had approximately $2.2 million in par value of government mortgage loans in a forbearance plan as a result of COVID-19.

Payment Status of Mortgage Loans. Payment status is a key credit quality indicator for conventional mortgage loans and allows us to monitor borrower performance. A past due loan is one where the borrower has failed to make a full payment of principal and interest within 30 days of its due date. Other delinquency statistics include nonaccrual loans and loans in process of foreclosure. Tables 7.3 and 7.4 present the payment status for conventional mortgage loans and other delinquency statistics for all mortgage loans at December 31, 2021 and 2020.

Table 7.3 - Credit Quality Indicator for Conventional Mortgage Loans
(dollars in thousands)

	December 31, 2021
	Year of Origination
Payment Status at Amortized Cost(1)	Prior to 2017	2017 to 2021	Total
Past due 30-59 days delinquent	$7,719	$8,053	$15,772
Past due 60-89 days delinquent	3,312	2,660	5,972
Past due 90 days or more delinquent	11,932	9,196	21,128
Total past due	22,963	19,909	42,872
Total current loans	1,153,115	1,730,438	2,883,553
Total conventional mortgage loans	$1,176,078	$1,750,347	$2,926,425

	December 31, 2020
	Year of Origination
Payment Status at Amortized Cost(1)	Prior to 2016	2016 to 2020	Total
Past due 30-59 days delinquent	$11,743	$25,058	$36,801
Past due 60-89 days delinquent	5,263	11,178	16,441
Past due 90 days or more delinquent	20,894	43,529	64,423
Total past due	37,900	79,765	117,665
Total current loans	1,246,691	2,317,975	3,564,666
Total conventional mortgage loans	$1,284,591	$2,397,740	$3,682,331
_________________________
(1)    Amortized cost excludes accrued interest receivable.

Table 7.4 - Other Delinquency Statistics of Mortgage Loans
(dollars in thousands)

	December 31, 2021
	Amortized Cost in Conventional Mortgage Loans	Amortized Cost in Government Mortgage Loans	Total
In process of foreclosure (1)	$786	$935	$1,721
Serious delinquency rate (2)	0.74%	2.24%	0.83%
Past due 90 days or more still accruing interest	$—	$4,383	$4,383
Loans on nonaccrual status (3)	$21,529	$—	$21,529

	December 31, 2020
	Amortized Cost in Conventional Mortgage Loans	Amortized Cost in Government Mortgage Loans	Total
In process of foreclosure (1)	$1,762	$1,041	$2,803
Serious delinquency rate (2)	1.75%	6.04%	2.02%
Past due 90 days or more still accruing interest	$—	$5,592	$5,592
Loans on nonaccrual status (4)	$65,039	$10,101	$75,140
_______________________
(1)    Includes loans where the decision of foreclosure or similar alternative such as pursuit of deed-in-lieu of foreclosure has been reported. There were foreclosure moratoriums enacted in many areas during 2020 that expired on July 31, 2021, but an eviction moratorium was extended by the FHFA to September 30, 2021.
(2)    Loans that are 90 days or more past due or in the process of foreclosure expressed as a percentage of the recorded investment in the total loan portfolio class.
(3)    As of December 31, 2021, $11.8 million of conventional mortgage loans on nonaccrual status did not have an associated allowance for credit losses because these loans were either charged off or the fair value of the underlying collateral, including any credit enhancements, is greater than the amortized cost of the loans.
(4)    As of December 31, 2020, $31.8 million of conventional mortgage loans on nonaccrual status did not have an associated allowance for credit losses because these loans were either charged off or the fair value of the underlying collateral, including any credit enhancements, is greater than the amortized cost of the loans. As of December 31, 2020, $10.1 million of government nonaccrual loans did not have an associated allowance due to government guarantees or insurance.

Allowance for Credit Losses for Mortgage Loans.

Conventional Mortgage Loans. Conventional loans are evaluated collectively when similar risk characteristics exist. Conventional loans that do not share risk characteristics with other loans are evaluated for expected credit losses on an individual basis. We determine our allowance for credit losses on conventional loans through analyses that include consideration of various loan portfolio and collateral-related characteristics, such as past performance, current conditions, and reasonable and supportable forecasts of expected economic conditions. We use a discounted cash flow model to project our expected losses. We use a third-party model to project cash flows to estimate the expected credit losses over the life of the loans. The model relies on a number of inputs, such as both current and forecasted property values and interest rates as well as historical borrower behavior. We incorporate associated credit enhancements and expected recoveries, if any, to determine our estimate of expected credit losses.

Certain conventional loans may be evaluated for credit losses by using the practical expedient for collateral dependent assets. A mortgage loan is considered collateral dependent when the borrower is experiencing financial difficulty and repayment is expected to be substantially through the sale of the underlying collateral. We estimate the fair value of this collateral by using a third-party property valuation model. The expected credit loss of a collateral dependent mortgage loan is equal to the difference between the amortized cost of the loan and the estimated fair value of the collateral, less estimated selling costs. We will reserve for these estimated losses or record a direct charge-off of the loan balance if certain triggering criteria are met.

Table 7.5 presents a roll forward of the allowance for credit losses on conventional mortgage loans for the years ended December 31, 2021, 2020, and 2019. As required by prior accounting guidance for determining the allowance for credit losses on mortgage loans, Table 7.5 also presents the recorded investment in mortgage loans by impairment methodology at December 31, 2019. The recorded investment in a loan is the par amount of the loan, adjusted for accrued interest, unamortized premiums or discounts, deferred derivative gains and losses, and direct write-downs. The recorded investment is net of any valuation allowance.

Table 7.5 - Allowance for Credit Losses on Conventional Mortgage Loans
(dollars in thousands)

	2021	2020	2019(1)
Allowance for credit losses (2)
Balance, beginning of year	$3,100	$500	$500
Adjustment for cumulative effect of change in accounting principle	—	2,221	—
Recoveries (charge-offs)	62	(207)	(85)
(Reduction of) provision for credit losses	(1,462)	586	85
Balance, end of year	$1,700	$3,100	$500
Ending balance, individually evaluated for impairment			$—
Ending balance, collectively evaluated for impairment			$500
Recorded investment, end of year
Individually evaluated for impairment			$13,395
Collectively evaluated for impairment			$4,212,224
_________________________
(1)    Prior to the adoption of the Financial Instruments - Credit Loss accounting guidance, our allowance for credit losses on mortgage loans consisted of an estimate of incurred losses for individually evaluated mortgage loans, including collateral dependent mortgage loans; and an estimate additional credit losses on mortgage loans.
(2)    These amounts exclude government mortgage loans because we make no allowance for credit losses based on our investments in government mortgage loans, as discussed below under — Government Mortgage Loans Held for Portfolio.

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

The servicer provides and maintains insurance or a guarantee from the applicable government agency. The servicer is responsible for compliance with all government agency requirements and for obtaining the benefit of the applicable insurance or guaranty with respect to defaulted government-guaranteed mortgage loans. Any losses incurred on these loans that are not recovered from the insurer or guarantor are absorbed by the related servicer. Therefore, we only have credit risk for these loans if the servicer fails to pay for losses not covered by insurance or guarantees, but in such instances we would have recourse against the servicer for such failure. Due to government guarantees or insurance on our government loans, there is no allowance for credit losses for the government mortgage loan portfolio as of December 31, 2021 and 2020. Additionally, government mortgage loans are not placed on nonaccrual status due to the government guarantee or insurance on these loans and the contractual obligation of the loan servicers to repurchase their related loans when certain criteria are met.

Troubled Debt Restructurings. Excluding loans subject to forbearance under the CARES Act, we consider a troubled debt restructuring of a financing receivable to have occurred when we grant a concession to a borrower that we would not otherwise consider for economic or legal reasons related to the borrower's financial difficulties, except for troubled debt restructurings meeting the provisions of the CARES Act as described in Note 2 – Summary of Significant Accounting Policies. We have granted a concession when we do not expect to collect all amounts due to us under the original contract as a result of the restructuring.

A mortgage loan considered to be a troubled debt restructuring is individually evaluated for impairment when determining its related allowance for credit losses. At December 31, 2021 and 2020, the recorded investment of mortgage loans classified as troubled debt restructurings were $8.0 million and $7.7 million, respectively.

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

Types of Derivatives

We primarily use the following derivatives instruments to reduce funding costs and/or to manage our interest-rate risks:

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

We may also manage the risk arising from changing market prices or cash flows of certain investment securities classified as trading securities by entering into economic hedges that offset the changes in fair value or cash flows of the securities. These economic hedges are not specifically designated as hedges of individual assets, but rather are collectively managed to provide an offset to the changes in the fair values of the assets. The market-value changes of trading securities are included in net unrealized (losses) gains on trading securities in the statement of operations, while the changes in fair value of the associated derivatives are included in other income as net (losses) gains on derivatives.

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

In a typical cash-flow hedge of anticipated CO issuance, we may enter into interest-rate swaps to hedge the cost of anticipated future issuance of fixed-rate CO bonds against potential rising interest rates. The interest-rate swap is terminated upon issuance of the fixed-rate CO bond. Changes in fair value of the hedging derivative, to the extent that the hedge is effective, will be recorded in accumulated other comprehensive income and reclassified into earnings in the period or periods during which the cash flows of the fixed-rate CO bond affects earnings (beginning upon issuance and continuing over the life of the CO bond).

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

Table 8.1 - Fair Value of Derivative Instruments
(dollars in thousands)

	December 31, 2021			December 31, 2020
	Notional Amount of Derivatives	Derivative Assets	Derivative Liabilities	Notional Amount of Derivatives	Derivative Assets	Derivative Liabilities
Derivatives designated as hedging instruments
Interest-rate swaps	$26,589,956	$362	$(163,457)	$9,960,475	$6,044	$(41,000)
Forward-start interest-rate swaps	1,391,000	48	(428)	17,000	—	(14)
Total derivatives designated as hedging instruments	27,980,956	410	(163,885)	9,977,475	6,044	(41,014)

Derivatives not designated as hedging instruments
Interest-rate swaps	900,425	3,440	(13,663)	5,536,822	3,918	(47,756)
CO bond firm commitments	55,000	54	(30)	—	—	—
Mortgage-delivery commitments (1)	3,164	68	—	28,386	220	—
Total derivatives not designated as hedging instruments	958,589	3,562	(13,693)	5,565,208	4,138	(47,756)
Total notional amount of derivatives	$28,939,545			$15,542,683
Total derivatives before netting and collateral adjustments		3,972	(177,578)		10,182	(88,770)
Netting adjustments and cash collateral, including related accrued interest (2)		374,560	138,634		151,056	64,708
Derivative assets and derivative liabilities		$378,532	$(38,944)		$161,238	$(24,062)
_______________________
(1)    Mortgage-delivery commitments are classified as derivatives with changes in fair value recorded in other income.
(2)    Amounts represent the effect of master-netting agreements intended to allow us to settle positive and negative positions with the same counterparty. Cash collateral posted, including accrued interest, was $513.2 million and $215.8 million at

December 31, 2021, and 2020, respectively. The change in cash collateral posted is included in the net change in interest-bearing deposits in the statement of cash flows.

Tables 8.2 presents the net gains (losses) on qualifying fair-value hedging relationships. Gains (losses) on derivatives include unrealized changes in fair value as well as net interest settlements.

Table 8.2 - Net Gains (Losses) on Fair Value Hedging Relationships
(dollars in thousands)

	For the Year Ended December 31, 2021
	Advances	Available-for-sale Securities	CO Bonds
Total interest income (expense) in the statements of operations	$170,003	$73,314	$(210,052)

Gains (losses) on hedging relationships
Changes in fair value:
Derivatives	$85,265	$280,707	$(197,016)
Hedged items	(84,296)	(273,132)	197,116
Net changes in fair value before price alignment interest	969	7,575	100
Price alignment interest(1)	20	66	(4)
Net interest settlements on derivatives(2)(3)	(60,285)	(120,524)	67,028
Net (losses) gains on qualifying hedging relationships	(59,296)	(112,883)	67,124
Amortization/accretion of discontinued hedging relationships	(2,064)	—	(3,145)
Net (losses) gains on derivatives and hedging activities recorded in net interest income	$(61,360)	$(112,883)	$63,979

	For the Year Ended December 31, 2020
	Advances	Available-for-sale Securities	CO Bonds
Total income (expense) in the statements of operations	$400,286	$63,243	$(374,449)

Gains (losses) on hedging relationships
Changes in fair value:
Derivatives	$(82,885)	$(270,047)	$25,811
Hedged items	81,859	263,226	(27,353)
Net changes in fair value before price alignment interest	(1,026)	(6,821)	(1,542)
Price alignment interest(1)	484	1,373	(204)
Net interest settlements on derivatives(2)(3)	(53,615)	(70,317)	23,843
Net (losses) gains on qualifying hedging relationships	(54,157)	(75,765)	22,097
Amortization/accretion of discontinued hedging relationships	(1,937)	—	(3,707)
Net (losses) gains on derivatives and hedging activities recorded in net interest income	$(56,094)	$(75,765)	$18,390

	For the Year Ended December 31, 2019
	Advances	Available-for-sale Securities	CO Bonds
Total income (expense) in the statements of operations	$854,599	$115,942	$(598,585)

Gains (losses) on hedging relationships
Changes in fair value:
Derivatives	$(72,488)	$(24,274)	$55,777
Hedged items	73,530	21,329	(56,091)
Net changes in fair value before price alignment interest	1,042	(2,945)	(314)
Price alignment interest(1)	1,316	3,769	(786)
Net interest settlements on derivatives(2)(3)	39,085	(22,249)	(17,482)
Net gains (losses) on qualifying hedging relationships	41,443	(21,425)	(18,582)
Amortization/accretion of discontinued hedging relationships	(1,934)	—	(2,567)
Net gains (losses) on derivatives and hedging activities recorded in net interest income	$39,509	$(21,425)	$(21,149)
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

Table 8.3 - Net Gains (Losses) on Cash Flow Hedging Relationships
(dollars in thousands)

	For the Year Ended December 31,
	2021	2020	2019
Forward-start interest rate swaps - CO Bonds
Losses reclassified from accumulated other comprehensive loss into interest expense	$(5,949)	$(7,029)	$(5,218)
Losses recognized in other comprehensive income	(7,875)	(1,187)	(6,131)

For the years ended December 31, 2021, 2020, and 2019, there were no reclassifications from accumulated other comprehensive income into earnings as a result of the discontinuance of cash-flow hedges because the original forecasted transactions were not expected to occur by the end of the originally specified time period or within a two-month period thereafter. As of December 31, 2021, the maximum length of time over which we are hedging our exposure to the variability in future cash flows for forecasted transactions is nine years.

As of December 31, 2021, the amount of deferred net losses on derivatives accumulated in other comprehensive income related to cash flow hedges expected to be reclassified to earnings during the next 12 months is $5.5 million.

Table 8.4 - Cumulative Basis Adjustments for Fair-Value Hedges
(dollars in thousands)

	December 31, 2021
Line Item in Statement of Condition	Amortized Cost of Hedged Asset/ Liability(1)	Basis Adjustments for Active Hedging Relationships Included in Amortized Cost	Basis Adjustments for Discontinued Hedging Relationships Included in Amortized Cost	Cumulative Amount of Fair Value Hedging Basis Adjustments
Advances	$2,708,546	$6,477	$8,874	$15,351
Available-for-sale securities	10,953,242	220,621	—	220,621
Consolidated obligation bonds	12,957,832	(174,983)	31,595	(143,388)
_______________________
(1)    Includes only the amortized cost of hedged items in fair-value hedging relationships.

Table 8.5 - Net Gains and Losses on Derivatives and Hedging Activities
(dollars in thousands)

	For the Year Ended December 31,
	2021	2020	2019
Derivatives not designated as hedging instruments:
Economic hedges:
Interest-rate swaps	$(2,183)	$(51,187)	$(614)
CO Bond firm commitments	1,734	—	—
Mortgage-delivery commitments	(118)	1,405	1,945
Total net (losses) gains related to derivatives not designated as hedging instruments	(567)	(49,782)	1,331

Other(1)	8	108	88

Net (losses) gains on derivatives and hedging activities	$(559)	$(49,674)	$1,419
______________________
(1)    Consists of price alignment amount on derivatives for which variation margin is characterized as a daily settlement amount.

Impacts on Statement of Cash Flows. Cash paid or received for cleared derivatives variation margin is included on the statement of cash flows in either net change in derivatives and hedging activities as an operating activity or net payments on derivatives with a financing element, as a financing activity. The table below shows the impact of variation margin for cleared derivatives on the statement of cash flows:

Table 8.6 - Impact of Variation Margin for Cleared Derivatives on the Statement of Cash Flows
(dollars in thousands)

	Increase (decrease) on Cash Flow Statement
	For the Year Ended December 31,
	2021	2020	2019
Operating activity - net change in derivatives and hedging activities	$257,727	$(321,862)	$(274,542)
Financing activity - net payments on derivatives with a financing element	69,021	(53,832)	(41,152)
Total variation margin received (posted) on cleared derivatives	$326,748	$(375,694)	$(315,694)

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

Uncleared Derivatives. All counterparties must execute master-netting agreements prior to entering into any uncleared derivative with us. Our master-netting agreements for uncleared derivatives contain bilateral-collateral exchange agreements that require that credit exposure be secured by readily marketable, U.S. Treasury, U.S. Government-guaranteed, or GSE securities, or cash. Credit exposures are measured daily and adjustments to collateral positions are made in accordance with the terms of the master-netting agreements. These master-netting agreements also contain bilateral ratings-tied termination events permitting us to terminate all outstanding derivatives transactions with a counterparty in the event of a specified rating downgrade by Moody's or S&P. Based on credit analyses and collateral requirements, we do not anticipate any credit losses on our derivative agreements.

We execute uncleared derivatives with nonmember counterparties rated in at least the third-highest internal rating category on a scale of FHFA-1 through FHFA-7 at the time of the transaction, although risk-reducing trades may be permitted for counterparties whose ratings have fallen below these ratings. The internal rating scale of FHFA-1 through FHFA-7 reflects progressively lower credit quality, with FHFA-1 through FHFA-4 considered to be investment quality. Some of these counterparties or their affiliates buy, sell, and distribute COs. See Note 10 — Consolidated Obligations for additional information.

Currently derivatives that contain any optionality are not eligible for clearing. Accordingly, such derivatives, including the derivatives used to hedge issuance of callable CO bonds, are executed with our uncleared derivatives counterparties. Certain of our uncleared derivatives master-netting agreements contain provisions that require us to post additional collateral with our uncleared derivatives counterparties if our credit ratings are lowered. Under the terms that govern such agreements, if our credit rating is lowered by Moody's or S&P to a certain level, we are required to deliver additional collateral on uncleared derivatives. In the event of a split between such credit ratings, the lower rating governs. The aggregate fair value of all uncleared derivatives with these provisions that were in a net-liability position (before cash collateral and related accrued interest) at December 31, 2021, was $171.0 million for which we had delivered collateral with a post-haircut value of $159.3 million in accordance with the terms of the master-netting agreements. Securities collateral is subject to valuation haircuts in accordance with the terms of the master-netting arrangements. Table 8.7 sets forth the post-haircut value of incremental collateral that certain uncleared derivatives counterparties could have required us to deliver based on incremental credit rating downgrades at December 31, 2021.

Table 8.7 - Post Haircut Value of Incremental Collateral to be Delivered as of December 31, 2021
(dollars in thousands)

Ratings Downgrade (1)
From	To	Incremental Collateral
AA+	AA or AA-	$—
AA-	A+, A or A-	—
A-	below A-	29,440
_______________________
(1)    Ratings are expressed in this table according to S&P's conventions but include the equivalent of such rating by Moody's. If there is a split rating, the lower rating is used.

Cleared Derivatives. For cleared derivatives, the DCO is our counterparty. The DCO notifies the clearing member of the required initial and variation margin and our agent (clearing member) in turn notifies us. We utilize one of two DCOs, for each cleared derivative transaction, CME Inc. or LCH Ltd. Based upon their rulebooks, we characterize variation margin payments as daily settlement payments, rather than as collateral. At both DCOs, posted initial margin is considered collateral. We post initial margin and exchange variation margin through a clearing member of the DCO which clears our trades, acts as our agent to the DCO and guarantees our performance to the DCO, subject to the terms of relevant agreements. These arrangements expose us to credit risk in the event that one of our clearing members or one of the DCOs fails to meet its obligations. The use of cleared derivatives is intended to mitigate credit risk exposure because the DCO, which is fully secured at all times through margin received from its clearing members, is substituted for the credit risk exposure of individual counterparties in uncleared derivatives, and collateral is posted at least once daily for changes in the fair value of cleared derivatives through a clearing member.

For cleared derivatives, the DCO determines initial margin requirements. Our clearing members, which are CFTC-registered futures commission merchants, may require us to post margin in excess of DCO requirements based on our credit or other considerations, including but not limited to, credit rating downgrades. We were not required to post any such excess margin by our clearing members based on credit or any other considerations at December 31, 2021.

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

Table 8.8 presents separately the fair value of derivatives that are subject to netting due to a legal right of offset based on the terms of our master netting arrangements or similar agreements as of December 31, 2021 and 2020, and the fair value of derivatives that are not subject to such netting. Derivatives subject to netting include any related cash collateral received from or pledged to counterparties.

Table 8.8 - Netting of Derivative Assets and Derivative Liabilities
(dollars in thousands)

	December 31, 2021
	Derivative Instruments Meeting Netting Requirements
	Gross Recognized Amount	Gross Amounts of Netting Adjustments (1)	Derivative Instruments Not Meeting Netting Requirements	Total Derivative Assets and Total Derivative Liabilities	Non-cash Collateral (Received) or Pledged Not Offset(2)	Net Amount
Derivative Assets
Interest-rate swaps
Uncleared	$327	$(103)		$224	$—	$224
Cleared	3,523	374,663		378,186	—	378,186
CO bond firm commitments			$54	54		54
Mortgage delivery commitments			68	68		68
Total				$378,532		$378,532

Derivative Liabilities
Interest-rate swaps
Uncleared	$(171,374)	$132,460		$(38,914)	$28,374	$(10,540)
Cleared	(6,175)	6,175		—	—	—
CO bond firm commitments			$(30)	(30)		(30)
Total				$(38,944)		$(10,570)

	December 31, 2020
	Derivative Instruments Meeting Netting Requirements
	Gross Recognized Amount	Gross Amounts of Netting Adjustments (1)	Derivative Instruments Not Meeting Netting Requirements	Total Derivative Assets and Total Derivative Liabilities	Non-cash Collateral (Received) or Pledged Not Offset(2)	Net Amount
Derivative Assets
Interest-rate swaps
Uncleared	$5,215	$(4,899)		$316	$—	$316
Cleared	4,747	155,955		160,702	—	160,702
Mortgage delivery commitment			$220	220		220
Total				$161,238		$161,238

Derivative Liabilities
Interest-rate swaps
Uncleared	$(82,625)	$58,563		$(24,062)	$23,087	$(975)
Cleared	(6,145)	6,145		—	—	—
Total				$(24,062)		$(975)
_______________________
(1)    Includes gross amounts of netting adjustments and cash collateral.
(2)    Includes non-cash collateral at fair value that cannot be sold or repledged by the counterparty. Additionally, any overcollateralization with a counterparty is not included in the determination of the net amount. At December 31, 2020, we had additional net credit exposure of $925 thousand due to instances where our collateral pledged to a counterparty exceeded our net derivative liability position. There was no overcollateralization at December 31, 2021.

Note 9 — Deposits

We offer demand and overnight deposits for members and qualifying nonmembers. Members that service mortgage loans may deposit funds collected in connection with mortgage loans pending disbursement of such funds to the owners of the mortgage loans, which we classify as "other" in the following table.

Deposits classified as demand, overnight, and other pay interest based on a daily interest rate. The average interest rate paid on average deposits during 2021 and 2020 was 0.01 percent and 0.10 percent, respectively.

Table 9.1 - Deposits
(dollars in thousands)

	December 31, 2021	December 31, 2020
Interest-bearing
Demand and overnight	$831,009	$975,469
Other	1,998	2,525
Noninterest-bearing
Other	51,025	110,993
Total deposits	$884,032	$1,088,987

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

The par values of the FHLBanks' outstanding COs, including COs on which other FHLBanks are primarily liable, were $652.9 billion and $746.8 billion at December 31, 2021 and 2020, respectively. Regulations require each FHLBank to maintain unpledged qualifying assets equal to outstanding COs for which it is primarily liable. Such qualifying assets include cash; secured advances; obligations of or fully guaranteed by the U.S.; obligations, participations, or other instruments of or issued by Fannie Mae or Ginnie Mae; mortgages, obligations, or other securities which are or ever have been sold by Freddie Mac; and such securities as fiduciary and trust funds may invest in under the laws of the state in which the FHLBank is located. Any assets subject to a lien or pledge for the benefit of holders of any issues of COs are treated as if they were free from lien or pledge for purposes of compliance with these regulations.

CO Bonds.

Table 10.1 - CO Bonds Outstanding by Contractual Maturity
(dollars in thousands)

	December 31, 2021		December 31, 2020
	Amount	Weighted Average Rate (1)	Amount	Weighted Average Rate (1)
Due in one year or less	$6,919,220	0.79%	$10,608,465	0.81%
Due after one year through two years	3,069,155	1.18	3,956,120	1.35
Due after two years through three years	3,514,735	1.09	1,569,315	2.20
Due after three years through four years	3,029,600	0.88	1,141,430	2.43
Due after four years through five years	5,735,605	0.91	1,776,100	1.12
Thereafter	4,456,865	1.91	2,312,155	3.58
Total par value	26,725,180	1.10%	21,363,585	1.42%
Premiums	40,251		58,537
Discounts	(9,011)		(12,278)
Hedging adjustments	(143,388)		61,746
Total	$26,613,032		$21,471,590
_______________________
(1)    The CO bonds' weighted-average rate excludes concession fees.

CO bonds outstanding were issued with either fixed-rate coupon-payment terms or variable-rate coupon-payment terms that may use a variety of indices for interest-rate resets, such as SOFR. To meet the expected specific needs of certain investors in CO bonds, both fixed-rate CO bonds and variable-rate CO bonds may contain features which may result in complex coupon-payment terms and call options. When these CO bonds are issued, we may enter into derivatives containing features that offset the terms and embedded options, if any, of the CO bonds.

Table 10.2 - CO Bonds Outstanding by Call Feature
(dollars in thousands)

	December 31, 2021	December 31, 2020
Noncallable and nonputable	$13,924,180	$19,668,585
Callable	12,801,000	1,695,000
Total par value	$26,725,180	$21,363,585

Table 10.3 - CO Bonds Outstanding by Contractual Maturity or Next Call Date
(dollars in thousands)

	December 31, 2021	December 31, 2020
Due in one year or less	$19,150,220	$11,728,465
Due after one year through two years	3,461,155	4,046,120
Due after two years through three years	1,044,735	1,629,315
Due after three years through four years	1,544,600	1,011,430
Due after four years through five years	539,605	1,501,100
Thereafter	984,865	1,447,155
Total par value	$26,725,180	$21,363,585

Table 10.4 - CO Bonds by Interest Rate-Payment Type
(dollars in thousands)

	December 31, 2021	December 31, 2020
Fixed-rate	$17,707,180	$12,524,585
Simple variable-rate	4,803,000	8,549,000
Step-up (1)	4,215,000	290,000
Total par value	$26,725,180	$21,363,585
_______________________
(1)    Step-up bonds pay interest at increasing fixed rates for specified intervals over the life of the CO bond and can be called at our option on the step-up dates.

CO Discount Notes. Outstanding CO discount notes for which we were primarily liable, all of which are due within one year, were as follows:

Table 10.5 - CO Discount Notes Outstanding
(dollars in thousands)

	Book Value	Par Value	Weighted Average Rate (1)
December 31, 2021	$2,275,320	$2,275,519	0.05%
December 31, 2020	$12,878,310	$12,879,765	0.10%
_______________________
(1)    CO discount notes' weighted-average rate represents a yield to maturity excluding concession fees.

Note 11 — Affordable Housing Program

The FHLBank Act requires each FHLBank to establish and maintain an AHP to provide subsidies in the form of direct grants or below-market interest-rate advances (AHP advances). These funds are intended to assist in the purchase, construction, or rehabilitation of housing for very low and low- or moderate-income households. Each FHLBank is required to contribute to its AHP the greater of 10 percent of its previous year's net income before interest expense associated with mandatorily redeemable capital stock and the assessment for AHP (AHP earnings), or the prorated sum required to ensure the aggregate contribution by the FHLBanks is no less than $100 million for each year. We accrue this expense monthly based on our AHP earnings, and the accruals are accumulated into our AHP payable account. We may elect to voluntarily contribute amounts in addition to the required accruals. We reduce our AHP payable account as we disburse the funds either in the form of direct grants to member institutions or as a discount on below-market-rate AHP advances.

If we experience a net loss during a quarter, but still have AHP earnings for the year, our obligation to the AHP would be calculated based on our AHP earnings for that calendar year. In annual periods where our AHP earnings are zero or less, our required AHP assessment is zero since our required annual contribution is limited to our annual AHP earnings. If the result of the aggregate 10 percent calculation described above is less than $100 million for all the FHLBanks, then each FHLBank would be required to contribute such prorated sums as may be required to ensure that the aggregate contributions by the FHLBanks equals $100 million. The proration would be made on the basis of the income of the FHLBanks for the year, except that the required annual AHP contribution for an FHLBank cannot exceed its AHP earnings for the year pursuant to an FHFA regulation. Each FHLBank's required annual AHP contribution is limited to its annual net earnings. Our required AHP expense for 2021, 2020, and 2019 was $7.7 million, $13.4 million, and $21.3 million, respectively. Additionally, in 2021 and 2020 we voluntarily contributed $4.8 million and $1.6 million, respectively, to our AHP, resulting in total combined contribution amounts of $12.5 million for 2021 and $15.0 million for 2020.

There was no shortfall, as described above, in 2021, 2020, or 2019. If an FHLBank is experiencing financial instability and finds that its required AHP contributions are contributing to the financial instability, the FHLBank may apply to the FHFA for a temporary suspension of its contributions. We did not make such an application in 2021, 2020, or 2019.

Table 11.1 - AHP Liability
(dollars in thousands)

	2021	2020
Balance at beginning of year	$78,640	$86,131
AHP expense for the period	7,739	13,386
AHP voluntary contribution	4,761	1,614
AHP direct grant disbursements	(17,980)	(21,374)
AHP subsidy for AHP advance disbursements	(5,806)	(1,216)
Return of previously disbursed grants and subsidies	3,149	99
Balance at end of year	$70,503	$78,640
Note 12 — Capital

We are subject to capital requirements under our capital plan, the FHLBank Act, and FHFA regulations and guidance:

1.    Risk-based capital. We are required to maintain at all times permanent capital, defined as Class B stock, including Class B stock classified as mandatorily redeemable capital stock, and retained earnings, in an amount at least equal to the sum of our credit-risk capital requirement, market-risk capital requirement, and operational-risk capital requirement, calculated in accordance with FHFA rules and regulations, referred to herein as the risk-based capital requirement. Only permanent capital satisfies the risk-based capital requirement.

2.    Total regulatory capital. We are required to maintain at all times a total capital-to-assets ratio of at least four percent. Total regulatory capital is the sum of permanent capital, the amount of any general loss allowance if consistent with GAAP and not established for specific assets, and other amounts from sources determined by the FHFA as available to absorb losses.

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

Table 12.1 - Regulatory Capital Requirements
(dollars in thousands)

Risk-Based Capital Requirements	December 31, 2021	December 31, 2020

Permanent capital
Class B capital stock	$953,638	$1,267,172
Mandatorily redeemable capital stock	13,562	6,282
Retained earnings	1,548,406	1,498,642
Total permanent capital	$2,515,606	$2,772,096
Risk-based capital requirement
Credit-risk capital	$84,301	$96,143
Market-risk capital	213,467	204,028
Operations-risk capital	89,330	90,052
Total risk-based capital requirement	$387,098	$390,223
Permanent capital in excess of risk-based capital requirement	$2,128,508	$2,381,873

	December 31, 2021		December 31, 2020
	Required	Actual	Required	Actual
Capital Ratio
Risk-based capital	$387,098	$2,515,606	$390,223	$2,772,096
Total regulatory capital	$1,301,812	$2,515,606	$1,538,441	$2,772,096
Total capital-to-asset ratio	4.0%	7.7%	4.0%	7.2%

Leverage Ratio
Leverage capital	$1,627,265	$3,773,409	$1,923,052	$4,158,144
Leverage capital-to-assets ratio	5.0%	11.6%	5.0%	10.8%

We are a cooperative whose members own most of our capital stock. Former members (including certain nonmembers that own our capital stock as a result of merger or acquisition, relocation, or involuntary termination of membership) own the remaining capital stock to support business transactions still carried on our statement of condition or, for a small amount of capital stock held by former members, until the five-year redemption period applicable to their membership stock is complete. Shares of capital stock cannot be purchased or sold except between us and our members at $100 per share par value. For the periods presented in these financial statements, each member is required to purchase Class B stock equal to the sum of 0.20 percent of certain member assets eligible to secure advances under the FHLBank Act, provided that this amount is neither less than $10 thousand nor more than $10 million (the membership stock investment requirement), and 3.00 percent for overnight advances, 4.00 percent for all other advances, 0.25 percent for outstanding letters of credit, and 4.50 percent of the unpaid principal balance of certain mortgage we purchased through the MPF program (collectively, the activity-based stock-investment requirement). The sum of the membership stock investment requirement and the activity-based stock investment requirement, rounded up to the nearest whole share, represents the total stock investment requirement.

Members may redeem Class B stock after no sooner than five years' notice provided in accordance with our capital plan (the redemption-notice period). The effective date of termination of membership for any member that voluntarily withdraws from membership is the end of the redemption-notice period, at which time any stock that is held as a condition of membership shall be divested, subject to any other applicable restrictions. At that time, any stock held pursuant to activity-based stock investment requirements shall remain outstanding until such requirements are eliminated by disposition of the related business activity. Any member that withdraws from membership, or otherwise has had its membership terminated, may not be readmitted to membership in any FHLBank until five years from the divestiture date for all capital stock that is held as a condition of membership. This restriction does not apply if the member is transferring its membership from one FHLBank to another on an uninterrupted basis.

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

Restricted Retained Earnings. At December 31, 2021, our restricted retained earnings totaled $368.4 million and exceeded the contribution requirement of $299.5 million. Restricted retained earnings are not available to pay dividends.

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

Redemption of capital stock is subject to the redemption-notice period and our satisfaction of applicable minimum capital requirements. For the years ended December 31, 2021, 2020, and 2019, dividends on mandatorily redeemable capital stock of $192 thousand, $221 thousand, and $974 thousand, respectively, were recorded as interest expense.

Table 12.2 - Mandatorily Redeemable Capital Stock
(dollars in thousands)

	2021	2020	2019
Balance at beginning of year	$6,282	$5,806	$31,868
Capital stock subject to mandatory redemption reclassified from capital	10,265	581	—
Redemption/repurchase of mandatorily redeemable capital stock	(2,985)	(105)	(26,062)
Balance at end of year	$13,562	$6,282	$5,806

The number of stockholders holding mandatorily redeemable capital stock was fourteen, twelve, and nine at December 31, 2021, 2020, and 2019, respectively.

Table 12.3 - Mandatorily Redeemable Capital Stock by Expiry of Redemption Notice Period
(dollars in thousands)

	December 31, 2021	December 31, 2020
Past redemption date (1)	$3,138	$5,558
Due in one year or less	92	—
Due after one year through two years	30	93
Due after two years through three years	—	40
Due after three years through four years	581	—
Due after four years through five years	9,721	581
Thereafter (2)	—	10
Total	$13,562	$6,282
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

Excess Capital Stock Repurchases. Our capital plan provides us with the sole discretion to repurchase capital stock from a member at par value that is in excess of the amount required to meet the member's total stock investment requirement (excess capital stock) subject to all applicable limitations. In conducting any repurchases, we repurchase any shares that are the subject of an outstanding redemption notice from the member from whom we are repurchasing prior to repurchasing any other shares that are in excess of the member's total stock-investment requirement (TSIR). We generally repurchase excess stock held by any shareholder whose excess stock exceeds the lesser of $3.0 million or 3.00 percent of the shareholder’s total stock investment requirement, subject to a minimum repurchase of $100,000. We plan to continue with this practice, subject to regulatory requirements and our anticipated liquidity or capital management needs, although continued repurchases remain at our sole discretion, and we retain authority to suspend repurchases of excess stock from any shareholder or all shareholders without prior notice. In addition to these daily repurchases, subject to our sole discretion shareholders may request that we voluntarily repurchase excess stock shares at any time. We may also allow the member to sell the excess capital stock at par value to another one of our members.

At December 31, 2021 and 2020, members and nonmembers with capital stock outstanding held excess capital stock totaling $32.6 million and $90.8 million, respectively, representing approximately 3.4 percent and 7.1 percent, respectively, of total capital stock outstanding. FHFA rules limit our ability to create member excess capital stock under certain circumstances. We may not pay dividends in the form of capital stock or issue new excess capital stock to members if our excess capital stock exceeds one percent of our total assets or if the issuance of excess capital stock would cause our excess capital stock to exceed one percent of our total assets. At December 31, 2021, we had excess capital stock outstanding totaling 0.1 percent of our total assets. For the year ended December 31, 2021, we complied with the FHFA's excess capital stock rule.

Capital Classification Determination. We are subject to the FHFA's regulation on FHLBank capital classification and critical capital levels (the Capital Rule). The Capital Rule, among other things, defines criteria for four capital classifications and corrective action requirements for FHLBanks that are classified in any classification other than adequately capitalized. An adequately capitalized FHLBank is one that has sufficient permanent and total capital to satisfy its risk-based and minimum capital requirements. We satisfied these requirements at December 31, 2021. However, pursuant to the Capital Rule, the FHFA has discretion to reclassify an FHLBank and modify or add to corrective action requirements for a particular capital classification. If we become classified into a capital classification other than adequately capitalized, we will be subject to the corrective action requirements for that capital classification in addition to being subject to prohibitions on declaring dividends and redeeming or repurchasing capital stock. By letter dated December 15, 2021, the Director of the FHFA notified us that, based on September 30, 2021 financial information, we met the definition of adequately capitalized under the Capital Rule.

Note 13 — Accumulated Other Comprehensive Income (Loss)

Table 13.1 - Accumulated Other Comprehensive Income (Loss)
(dollars in thousands)

	Net Unrealized Gain (Loss) on Available-for-sale Securities	Noncredit Portion of Other-than-temporary Impairment Losses on Held-to-maturity Securities	Net Unrealized Loss Relating to Hedging Activities	Pension and Postretirement Benefits	Total
Balance, December 31, 2018	$(152,958)	$(129,154)	$(29,119)	$(5,276)	$(316,507)
Cumulative effect of change in accounting principle	—	—	(175)	—	(175)
Other comprehensive income (loss) before reclassifications:
Net unrealized gains (losses)	79,036	—	(6,131)	—	72,905
Noncredit other-than-temporary impairment losses	—	(181)	—	—	(181)
Noncredit losses included in basis of securities sold	—	29,517	—	—	29,517
Accretion of noncredit loss	—	22,806	—	—	22,806
Net actuarial loss	—	—	—	(2,195)	(2,195)
Reclassifications from other comprehensive income to net income
Noncredit other-than-temporary impairment losses reclassified to credit loss (1)	—	976	—	—	976
Amortization - hedging activities (2)	—	—	5,218	—	5,218
Amortization - pension and postretirement benefits (3)	—	—	—	664	664
Other comprehensive income (loss)	79,036	53,118	(913)	(1,531)	129,710
Balance, December 31, 2019	(73,922)	(76,036)	(30,207)	(6,807)	(186,972)
Other comprehensive income (loss) before reclassifications:
Adjustment for transfer of securities from held-to-maturity to available-for-sale	16,062	31,502	—	—	47,564
Net unrealized gains (losses)	137,011	—	(1,187)	—	135,824
Noncredit losses included in basis of securities sold	—	39,144	—	—	39,144
Accretion of noncredit loss	—	5,390	—	—	5,390
Net actuarial loss	—	—	—	(2,386)	(2,386)
Reclassifications from other comprehensive income to net income
Reclassification of realized net gains included in net income	(30,583)	—	—	—	(30,583)
Amortization - hedging activities (2)	—	—	7,029	—	7,029
Amortization - pension and postretirement benefits (3)	—	—	—	1,129	1,129
Other comprehensive income (loss)	122,490	76,036	5,842	(1,257)	203,111
Balance, December 31, 2020	48,568	—	(24,365)	(8,064)	16,139
Other comprehensive income (loss) before reclassifications:
Net unrealized gains (losses)	9,445	—	(7,875)	—	1,570
Net actuarial gain	—	—	—	4,059	4,059
Reclassifications from other comprehensive income to net income
Amortization - hedging activities (2)	—	—	5,949	—	5,949
Amortization - pension and postretirement benefits (3)	—	—	—	1,250	1,250
Other comprehensive income (loss)	9,445	—	(1,926)	5,309	12,828
Balance, December 31, 2021	$58,013	$—	$(26,291)	$(2,755)	$28,967
_______________________
(1)    Recorded in other income (loss) in the statement of operations.
(2)    Recorded in CO bond interest expense.

(3)    Recorded in other expenses in the statement of operations.

Note 14 — Employee Retirement Plans

Qualified Defined Benefit Multiemployer Plan. We participate in the Pentegra Defined Benefit Plan for Financial Institutions (the Pentegra Defined Benefit Plan), a funded, tax-qualified, noncontributory defined-benefit pension plan. The Pentegra Defined Benefit Plan is treated as a multiemployer plan for accounting purposes, but operates as a multiple-employer plan under the Employee Retirement Income Security Act of 1974, as amended (ERISA), and the Internal Revenue Code. Accordingly, certain multiemployer plan disclosures are not applicable to the Pentegra Defined Benefit Plan. Under the Pentegra Defined Benefit Plan, contributions made by a participating employer may be used to provide benefits to employees of other participating employers since assets contributed by an employer are not segregated in a separate account or restricted to provide benefits only to employees of that employer. Also, in the event a participating employer is unable to meet its contribution requirements, the required contributions for the other participating employers could increase proportionately. The plan covers substantially all of our employees. For each of the years ended December 31, 2020 and 2019, in addition to our required contribution, we made voluntary contributions of $6.0 million to the Pentegra Defined Benefit Plan. For the year ended December 31, 2021, we did not make a voluntary contribution. We were not required to nor did we pay a funding improvement surcharge to the plan for the years ended December 31, 2021, 2020, and 2019.

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

The most recent Form 5500 available for the Pentegra Defined Benefit Plan is for the plan year ended June 30, 2020. For the Pentegra Defined Benefit Plan plan years ended June 30, 2019 and 2018, our contributions did not represent more than five percent of the total contributions to the Pentegra Defined Benefit Plan.

On November 30, 2020, the board of directors elected to freeze the Pentegra Defined Benefit Plan. The Pentegra Defined Benefit Plan will be frozen to employees hired on or after January 1, 2021, and on January 1, 2024, future benefit accruals under the plan will cease for all employees that were hired before January 1, 2021.

Table 14.1 - Pentegra Defined Benefit Plan Net Pension Cost and Funded Status
(dollars in thousands)

	For the Years Ended December 31,
	2021		2020		2019
Net pension cost	$883		$6,843		$6,559
Pentegra Defined Benefit Plan funded status as of July 1(1)	129.6%	(2)	108.5%	(3)	108.6%
Our funded status as of July 1(1)	136.4%		110.2%		113.9%
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
(2)    The funded status as of July 1, 2021, is preliminary and may increase because the plan's participants were permitted to make contributions for the plan year ended June 30, 2021, through March 15, 2022. Contributions made on or before

March 15, 2022, and designated for the plan year ended June 30, 2021, will be included in the final valuation as of July 1, 2021. The final funded status as of July 1, 2021, will not be available until the Form 5500 for the plan year July 1, 2021, through June 30, 2022 is filed. This Form 5500 is due to be filed no later than April 2023.
(3)    The funded status as of July 1, 2020, is preliminary and may increase because the plan's participants were permitted to make contributions for the plan year ended June 30, 2020, through March 15, 2021. Contributions made on or before March 15, 2021, and designated for the plan year ended June 30, 2020, will be included in the final valuation as of July 1, 2020. The final funded status as of July 1, 2020, will not be available until the Form 5500 for the plan year July 1, 2020, through June 30, 2021 is filed. This Form 5500 is due to be filed no later than April 2022.

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

Nonqualified Defined Contribution Plan. We also maintain the Thrift Benefit Equalization Plan, a nonqualified, unfunded deferred compensation plan covering certain of our senior officers and directors. The plan's liability consists of the accumulated compensation deferrals and the accumulated earnings on these deferrals. Our obligation from this plan was $13.5 million and $14.1 million at December 31, 2021 and 2020, respectively, which is recorded in other liabilities on the statement of condition. We maintain a rabbi trust, which is recorded in other assets on the statement of condition, intended to satisfy future benefit obligations. Our matching contributions are charged to compensation and benefits expense and are not considered to be material.

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

Table 14.2 - Pension and Postretirement Benefit Obligation, Fair Value of Plan Assets, and Funded Status
(dollars in thousands)

	Nonqualified Supplemental Defined Benefit Retirement Plan		Postretirement Benefits
	December 31, 2021	December 31, 2020	December 31, 2021	December 31, 2020
Change in benefit obligation (1)
Benefit obligation at beginning of year	$28,028	$26,123	$1,690	$1,339
Service cost	1,347	1,487	45	44
Interest cost	407	551	43	44
Actuarial (gain) loss	(3,960)	3,048	(99)	282
Benefits paid	(137)	(138)	(21)	(19)
Settlements	(5,857)	(3,043)	—	—
Benefit obligation at end of year	19,828	28,028	1,658	1,690

Change in plan assets
Fair value of plan assets at beginning of year	—	—	—	—
Employer contribution	5,994	3,181	21	19
Benefits paid	(137)	(138)	(21)	(19)
Settlements	(5,857)	(3,043)	—	—
Fair value of plan assets at end of year	—	—	—	—
Funded status at end of year	$(19,828)	$(28,028)	$(1,658)	$(1,690)
______________________
(1)    Represents the projected benefit obligation for the nonqualified supplemental defined benefit retirement plan and the accumulated postretirement benefit obligation for postretirement benefits.

Table 14.3 - Pension and Postretirement Benefits Recognized in Accumulated Other Comprehensive Income
(dollars in thousands)

	Nonqualified Supplemental Defined Benefit Retirement Plan		Postretirement Benefits
	December 31, 2021	December 31, 2020	December 31, 2021	December 31, 2020
Net actuarial loss	$2,218	$7,375	$537	$689

The accumulated benefit obligation for the nonqualified supplemental defined benefit retirement plan was $19.7 million and $25.3 million at December 31, 2021 and 2020, respectively.

Table 14.4 - Net Periodic Benefit Cost and Other Amounts Recognized in Other Comprehensive Income
(dollars in thousands)

	Nonqualified Supplemental Defined Benefit Retirement Plan			Postretirement Benefits
	2021	2020	2019	2021	2020	2019
Net Periodic Benefit Cost
Service cost	$1,347	$1,487	$1,235	$45	$44	$38
Interest cost	407	551	699	43	44	42
Amortization of prior service cost	—	79	86	—	—	—
Amortization of net actuarial loss	543	1,020	571	52	30	7
Curtailment charge	—	69	—	—	—	—
Settlement charge	655	875	—	—	—	—
Net periodic benefit cost	2,952	4,081	2,591	140	118	87

Other Changes in Benefit Obligations Recognized in Accumulated Other Comprehensive Income (Loss)
Amortization of prior service cost	—	(79)	(86)	—	—	—
Amortization of net actuarial loss	(543)	(1,020)	(571)	(52)	(30)	(7)
Net actuarial (gain) loss	(3,960)	3,048	1,874	(99)	282	321
Curtailment charge	—	(69)	—	—	—	—
Settlement charge	(655)	(875)	—	—	—	—
Total amount recognized in other comprehensive income	(5,158)	1,005	1,217	(151)	252	314
Total amount recognized in net periodic benefit cost and other comprehensive income	$(2,206)	$5,086	$3,808	$(11)	$370	$401

Table 14.5 - Pension and Postretirement Benefit Plan Key Assumptions

	Nonqualified Supplemental Defined Benefit Retirement Plan		Postretirement Benefits
	2021	2020	2021	2020
Benefit obligation
Discount rate	2.32%	1.73%	2.85%	2.55%
Salary increases	5.50%	5.50%	—	—

Net periodic benefit cost
Discount rate	1.73%	1.74%	2.55%	3.25%
Salary increases	5.50%	5.50%	—	—

The discount rate for the nonqualified supplemental defined benefit retirement plan was determined by using a discounted cash-flow analysis using the FTSE Pension Discount Curve as of December 31, 2021.

Our nonqualified supplemental defined benefit retirement plan and postretirement benefits are not funded; therefore, no contributions will be made in 2022 other than the payment of benefits.

Table 14.6 - Estimated Future Benefit Payments
(dollars in thousands)

	Estimated Future Payments
	Nonqualified Supplemental Defined Benefit Retirement Plan	Postretirement Benefits
2022	$1,639	$23
2023	2,615	25
2024	1,572	28
2025	5,675	30
2026	2,595	32
2027-2031	1,762	202

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

Level 3    Unobservable inputs for the asset or liability. Valuations are derived from techniques that use significant assumptions not observable in the market, which include pricing models, discounted cash flow models, or similar techniques.

We review the fair-value hierarchy classifications on a quarterly basis. Changes in the observability of the valuation inputs may result in a reclassification of certain assets or liabilities. There were no such transfers into or out of Level 3 of the fair value hierarchy during the years ended December 31, 2021 and 2020.

Table 15.1 presents the carrying value, fair value, and fair value hierarchy of our financial assets and liabilities at December 31, 2021 and 2020. We record trading securities, available-for-sale securities, derivative assets, derivative liabilities, and certain other assets at fair value on a recurring basis and certain mortgage loans, and certain other assets at fair value on a non-recurring basis. We record all other financial assets and liabilities at amortized cost. Refer to Table 15.2 for further details about the financial assets and liabilities held at fair value on either a recurring or non-recurring basis.

Table 15.1 - Fair Value Summary
(dollars in thousands)

	December 31, 2021
	Carrying Value	Total Fair Value	Level 1	Level 2	Level 3	Netting Adjustments and Cash Collateral(2)
Financial instruments
Assets:
Cash and due from banks	$204,993	$204,993	$204,993	$—	$—	$—
Interest-bearing deposits	85,153	85,153	85,153	—	—	—
Securities purchased under agreements to resell	800,000	799,998	—	799,998	—	—
Federal funds sold	1,944,000	1,943,998	—	1,943,998	—	—
Trading securities(1)	501,867	501,867	—	501,867	—	—
Available-for-sale securities(1)	12,895,987	12,895,987	—	12,833,722	62,265	—
Held-to-maturity securities	145,492	148,068	—	148,068	—	—
Advances	12,340,020	12,440,985	—	12,440,985	—	—
Mortgage loans, net	3,120,159	3,234,829	—	3,204,222	30,607	—
Accrued interest receivable	68,360	68,360	—	68,360	—	—
Derivative assets(1)	378,532	378,532	—	3,972	—	374,560
Other assets (1)	32,570	32,570	13,937	18,633	—	—
Liabilities:
Deposits	(884,032)	(884,029)	—	(884,029)	—	—
COs:
Bonds	(26,613,032)	(26,882,036)	—	(26,882,036)	—	—
Discount notes	(2,275,320)	(2,275,276)	—	(2,275,276)	—	—
Mandatorily redeemable capital stock	(13,562)	(13,562)	(13,562)	—	—	—
Accrued interest payable	(60,968)	(60,968)	—	(60,968)	—	—
Derivative liabilities(1)	(38,944)	(38,944)	—	(177,578)	—	138,634
Other:
Commitments to extend credit for advances	—	(6,196)	—	(6,196)	—	—
Standby letters of credit	(1,146)	(1,146)	—	(1,146)	—	—

	December 31, 2020
	Carrying Value	Total Fair Value	Level 1	Level 2	Level 3	Netting Adjustments and Cash Collateral(2)
Financial instruments
Assets:
Cash and due from banks	$2,050,028	$2,050,028	$2,050,028	$—	$—	$—
Interest-bearing deposits	299,149	299,149	299,149	—	—	—
Securities purchased under agreements to resell	750,000	749,995	—	749,995	—	—
Federal funds sold	2,260,000	2,259,988	—	2,259,988	—	—
Trading securities(1)	3,605,079	3,605,079	—	3,605,079	—	—
Available-for-sale securities(1)	6,220,148	6,220,148	—	6,097,599	122,549	—
Held-to-maturity securities	207,162	211,837	—	211,837	—	—
Advances	18,817,002	19,119,220	—	19,119,220	—	—
Mortgage loans, net	3,930,252	4,136,004	—	4,086,757	49,247	—
Accrued interest receivable	87,582	87,582	—	87,582	—	—
Derivative assets(1)	161,238	161,238	—	10,182	—	151,056
Other assets(1)	34,360	34,360	14,296	20,064	—	—
Liabilities:
Deposits	(1,088,987)	(1,088,981)	—	(1,088,981)	—	—
COs:
Bonds	(21,471,590)	(22,062,476)	—	(22,062,476)	—	—
Discount notes	(12,878,310)	(12,878,918)	—	(12,878,918)	—	—
Mandatorily redeemable capital stock	(6,282)	(6,282)	(6,282)	—	—	—
Accrued interest payable	(61,918)	(61,918)	—	(61,918)	—	—
Derivative liabilities(1)	(24,062)	(24,062)	—	(88,770)	—	64,708
Other:
Commitments to extend credit for advances	—	(5,306)	—	(5,306)	—	—
Standby letters of credit	(1,303)	(1,303)	—	(1,303)	—	—
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

As of December 31, 2021, multiple vendor prices were received for substantially all of our investment securities and the final prices for substantially all of those securities were computed by averaging the prices received. The relative proximity of the prices received supports our conclusion that the final computed prices are reasonable estimates of fair value. Based on the current low level of market activity for private-label residential MBS, the nonrecurring fair-value measurements for such securities during 2020 fell within Level 3 of the fair-value hierarchy. Our fixed-rate HFA securities fall within Level 3 of the fair-value hierarchy due to the current lack of market activities for these bonds.

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

The discounted cash-flow model uses market-observable inputs (inputs that are actively quoted and can be validated to external sources), including the following:

•Discount rate assumption. For all derivatives cleared through a DCO the discount rate used is SOFR. For our bilateral, non-cleared interest-rate derivatives the discount rate used is either SOFR, the OIS rate based on the federal funds effective rate curve or the LIBOR swap curve depending on the terms of the International Swaps and Derivatives Association (ISDA) agreement we have with each derivative counterparty.
•Forward interest-rate assumption. Forward rates implied by the LIBOR swap curve, forward federal funds rates based on the OIS swap curve or forward rates implied by the SOFR swap curve.
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

Fair Value Measured on a Recurring and Nonrecurring Basis.

Table 15.2 - Fair Value of Assets and Liabilities Measured at Fair Value on a Recurring and Nonrecurring Basis
(dollars in thousands)

	December 31, 2021
	Level 1	Level 2	Level 3	Netting Adjustments and Cash Collateral (1)	Total
Assets:
Carried at fair value on a recurring basis
Trading securities:
Corporate bonds	$—	$1,442	$—	$—	$1,442
U.S. Treasury obligations	—	500,425	—	—	500,425
Total trading securities	—	501,867	—	—	501,867
Available-for-sale securities:
HFA securities	—	—	62,265	—	62,265
U.S. Treasury obligations	—	5,084,546	—	—	5,084,546
Supranational institutions	—	403,765	—	—	403,765
U.S. government-owned corporations	—	306,864	—	—	306,864
GSE	—	126,472	—	—	126,472
U.S. government guaranteed – single-family MBS	—	21,535	—	—	21,535
U.S. government guaranteed – multifamily MBS	—	541,405	—	—	541,405
GSE – single-family MBS	—	1,103,714	—	—	1,103,714
GSE – multifamily MBS	—	5,245,421	—	—	5,245,421
Total available-for-sale securities	—	12,833,722	62,265	—	12,895,987
Derivative assets:
Interest-rate-exchange agreements	—	3,850	—	374,560	378,410
CO Bond firm commitments	—	54	—	—	54
Mortgage delivery commitments	—	68	—	—	68
Total derivative assets	—	3,972	—	374,560	378,532
Other assets	13,937	18,633	—	—	32,570
Total assets carried at fair value on a recurring basis	$13,937	$13,358,194	$62,265	$374,560	$13,808,956
Carried at fair value on a nonrecurring basis(2)
Mortgage loans held for portfolio	$—	$—	$3,860	$—	$3,860
REO	—	—	59	—	59
Total assets carried at fair value on a nonrecurring basis	$—	$—	$3,919	$—	$3,919
Liabilities:
Carried at fair value on a recurring basis
Derivative liabilities
Interest-rate-exchange agreements	$—	$(177,548)	$—	$138,634	$(38,914)
CO Bond firm commitments	—	(30)	—	—	(30)
Total liabilities carried at fair value on a recurring basis	$—	$(177,578)	$—	$138,634	$(38,944)

	December 31, 2020
	Level 1	Level 2	Level 3	Netting Adjustments and Cash Collateral(1)	Total
Assets:
Carried at fair value on a recurring basis
Trading securities:
Corporate bonds	$—	$5,422	$—	$—	$5,422
U.S. Treasury obligations	—	3,596,718	—	—	3,596,718
U.S. government-guaranteed – single-family MBS	—	2,884	—	—	2,884
GSE – single-family MBS	—	55	—	—	55
Total trading securities	—	3,605,079	—	—	3,605,079
Available-for-sale securities:
HFA securities	—	—	122,549	—	122,549
Supranational institutions	—	430,069	—	—	430,069
U.S. government-owned corporations	—	322,061	—	—	322,061
GSE	—	134,992	—	—	134,992
U.S. government guaranteed – single-family MBS	—	29,408	—	—	29,408
U.S. government guaranteed – multifamily MBS	—	47,180	—	—	47,180
GSE – single-family MBS	—	1,469,048	—	—	1,469,048
GSE – multifamily MBS	—	3,664,841	—	—	3,664,841
Total available-for-sale securities	—	6,097,599	122,549	—	6,220,148
Derivative assets:
Interest-rate-exchange agreements	—	9,962	—	151,056	161,018
Mortgage delivery commitments	—	220	—	—	220
Total derivative assets	—	10,182	—	151,056	161,238
Other assets	14,296	20,064	—	—	34,360
Total assets carried at fair value on a recurring basis	$14,296	$9,732,924	$122,549	$151,056	$10,020,825
Carried at fair value on a nonrecurring basis(2)
Mortgage loans held for portfolio	—	—	10,782	—	10,782
REO	—	—	245	—	245
Total assets carried at fair value on a nonrecurring basis	$—	$—	$11,027	$—	$11,027
Liabilities:
Carried at fair value on a recurring basis
Derivative liabilities
Interest-rate-exchange agreements	$—	$(88,770)	$—	$64,708	$(24,062)
Total liabilities carried at fair value on a recurring basis	$—	$(88,770)	$—	$64,708	$(24,062)
_______________________
(1)    These amounts represent the effect of master-netting agreements intended to allow us to settle positive and negative positions and also cash collateral and related accrued interest held or placed with the same clearing member and/or counterparty.
(2)    We measure certain mortgage loans held for portfolio and REO at fair value on a nonrecurring basis, that is, they are not measured at fair value on an ongoing basis but are subject to fair-value adjustments only in certain circumstances. The fair values presented are as of the date the fair value adjustment was recorded.

Table 15.3 presents a reconciliation of available-for-sale securities that are measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the years ended December 31, 2021, 2020, and 2019.

Table 15.3 - Roll Forward of Level 3 Available-for-Sale Securities
(dollars in thousands)

	For the Year ended December 31,
	2021	2020		2019
	HFA Securities	HFA Securities	Private-label MBS	HFA Securities
Balance at beginning of year	$122,549	$64,652	$—	$49,601
Transfer of securities from held-to-maturity to available-for-sale	—	71,240	180,514	—
Total gains included in earnings
Net gains on sale	—	—	30,583	—
Reduction of provision for credit losses	—	—	269	—
Accretion	—	—	353	—
Total gains (losses) included in other comprehensive income
Net unrealized gains (losses)	3,316	6,517	(22,203)	1,231
Purchases	—	—	—	13,820
Sales, maturities, and settlements
Sales	—	—	(187,366)	—
Maturities	(61,320)	(18,685)	—	—
Settlements	(2,280)	(1,175)	(2,150)	—
Balance at end of year	$62,265	$122,549	$—	$64,652

Total amount of unrealized gains (losses) for the period included in other comprehensive income relating to securities held at period end	$124	$5,823	$—	$1,231

Note 16 — Commitments and Contingencies

Joint and Several Liability. COs are backed by the financial resources of the FHLBanks. The FHFA has authority to require any FHLBank to repay all or a portion of the principal and interest on COs for which another FHLBank is the primary obligor. No FHLBank has ever been asked or required to repay the principal or interest on any CO on behalf of another FHLBank. We evaluate the financial condition of the other FHLBanks primarily based on known regulatory actions, publicly available financial information, and individual long-term credit-rating action as of each period-end presented. Based on this evaluation, as of December 31, 2021, and through the filing of this report, we do not believe it is likely that we will be required to repay the principal or interest on any CO on behalf of another FHLBank.

We have considered applicable FASB guidance and determined it is not necessary to recognize a liability for the fair value of our joint and several liability for all of the COs. The joint and several obligation is mandated by the FHLBank Act, as implemented by FHFA regulations, and is not the result of an arms-length transaction among the FHLBanks. The FHLBanks have no control over the amount of the guaranty or the determination of how each FHLBank would perform under the joint and several obligation. Because the FHLBanks are subject to the authority of the FHFA as it relates to decisions involving the allocation of the joint and several liability for the FHLBanks' COs, the FHLBanks' joint and several obligation is excluded from the initial recognition and measurement provisions. Accordingly, we have not recognized a liability for our joint and several obligation related to other FHLBanks' COs at December 31, 2021 and 2020. The par amounts of other FHLBanks' outstanding COs for which we are jointly and severally liable totaled $623.9 billion and $712.5 billion at December 31, 2021 and 2020, respectively. See Note 10 — Consolidated Obligations for additional information.

Off-Balance-Sheet Commitments

Table 16.1 - Off-Balance Sheet Commitments (1)
(dollars in thousands)

	December 31, 2021			December 31, 2020
	Expire within one year	Expire after one year	Total	Expire within one year	Expire after one year	Total
Standby letters of credit outstanding (2)	$5,369,701	$132,096	$5,501,797	$6,190,479	$233,771	$6,424,250
Commitments for unused lines of credit - advances (3)	1,095,844	—	1,095,844	1,127,432	—	1,127,432
Commitments to make additional advances	40,917	66,318	107,235	69,684	93,465	163,149
Commitments to invest in mortgage loans	3,164	—	3,164	28,386	—	28,386
Unsettled CO bonds, at par	260,000	—	260,000	—	—	—
Unsettled CO discount notes, at par	—	—	—	250,000	—	250,000
__________________________
(1)    We have determined that it is unnecessary to record any liability for credit losses on these agreements.
(2)    The amount of standby letters of credit outstanding excludes commitments to issue standby letters of credit that expire within one year. At December 31, 2021 and 2020, these amounts totaled $16.1 million and $37.1 million, respectively. Also excluded are commitments to issue standby letters of credit that expire after one year totaling $125 thousand and $25 thousand at December 31, 2021 and 2020, respectively.
(3)    Commitments for unused line-of-credit advances are generally for periods of up to 12 months. Since many of these commitments are not expected to be drawn upon, the total commitment amount does not necessarily indicate future liquidity requirements.

Standby Letters of Credit. We issue standby letters of credit on behalf of our members to support certain obligations of the members to third-party beneficiaries. These standby letters of credit are generally subject to the same collateralization and borrowing limits that are applicable to advances. Standby letters of credit may be offered to assist members and nonmember housing associates in facilitating residential housing finance, community lending, and asset-liability management, and to provide liquidity. In particular, members often use standby letters of credit as collateral for deposits from state and local government agencies. Standby letters of credit are executed for members for a fee. If we are required to make payment for a beneficiary's draw, our strategy is to take prompt action to recover the funds paid to the third-party beneficiary, including converting the payment amount into a collateralized advance to the primary obligor, withdrawing the payment amount from the primary obligor's demand deposit account with us, or selling collateral pledged by the primary obligor in a commercially reasonable manner to offset the payment amount. Historically, standby letters of credit usually expire without being drawn upon. At December 31, 2021, the terms of these standby letters of credit have original expiration periods of up to 20 years, expiring no later than 2031. Currently, we offer new standby letters of credit with terms typically up to 10 years, while terms greater than 10 years may be available on an exception basis. Unearned fees for the value of the guarantees related to standby letters of credit are recorded in other liabilities and totaled $1.1 million and $1.3 million at December 31, 2021 and 2020, respectively.

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

Note 17 — Transactions with Shareholders

We are a cooperative whose members own our capital stock and may receive dividends on their investment in our capital stock. In addition, certain former members and nonmembers that still have outstanding transactions with us are required to maintain their investment in our capital stock until the transactions mature or are paid off. All advances are issued to members or housing associates, and mortgage loans held for portfolio are generally acquired from our members or housing associates. We also maintain demand-deposit accounts for members and housing associates primarily to facilitate settlement activities that are directly related to advances, mortgage-loan purchases, and other transactions between us and the member or housing associate. In instances where the member has an officer or director who serves as a director of the Bank, those transactions are subject to the same eligibility and credit criteria, as well as the same terms and conditions, as transactions with all other members.

Related Parties. We define related parties as members who owned 10 percent or more of the voting interests of our capital stock outstanding at year end. Each member eligible to vote is entitled to cast by ballot one vote for each share of stock that it was required to hold as of the record date, which is December 31, of the year prior to each election, subject to the limitation that no member may cast more votes than the average number of shares of our stock that is required to be held by all members located in such member's state. Under the FHLBank Act and FHFA regulations, each member directorship is designated to one of the six states in our district. Eligible members are permitted to vote all their eligible shares for one candidate for each open member directorship in the state in which the member is located and for each open independent directorship. A nonmember stockholder is not entitled to cast votes for the election of directors unless it was a member as of the record date. At December 31, 2021 and 2020, no shareholder owned more than 10 percent of the total voting interests due to statutory limits on members' voting rights, therefore, we did not have any related parties.

Shareholder Concentrations. We consider shareholder concentrations as members or nonmembers whose capital stock holdings (including mandatorily redeemable capital stock) are in excess of 10 percent of total capital stock outstanding at December 31, 2021 and 2020. At December 31, 2021 and 2020, no shareholder has more than 10 percent of total capital stock outstanding.

Transactions with Directors' Institutions. We provide, in the ordinary course of business, products and services to members whose officers or directors serve on our board of directors. In accordance with FHFA regulations, transactions with directors' institutions are conducted on the same terms as those with any other member.

Table 17.1 - Transactions with Directors' Institutions
(dollars in thousands)

	Capital Stock Outstanding	Percent of Total Capital Stock	Par Value of Advances	Percent of Total Par Value of Advances	Total Accrued Interest Receivable	Percent of Total Accrued Interest Receivable on Advances
December 31, 2021	$48,104	5.0%	$416,542	3.4%	$466	2.8%
December 31, 2020	60,624	4.8	582,765	3.1	651	2.5

Note 18 — Transactions with Other FHLBanks

We may occasionally enter into transactions with other FHLBanks. These transactions are summarized below.

Overnight Funds. We may borrow or lend unsecured overnight funds from or to other FHLBanks. All such transactions are at current market rates. Interest income and interest expense related to these transactions with other FHLBanks are included within other interest income and interest expense from other borrowings in the statement of operations. During the year ended

December 31, 2021, there were no interest income nor interest expense on/for loans to/from other FHLBanks. Interest income on loans to other FHLBanks was $48 thousand and $25 thousand for the years ended December 31, 2020 and 2019, respectively. Interest expense for loans from other FHLBanks was $218 thousand and $20 thousand for the years ended December 31, 2020 and 2019, respectively.

MPF Mortgage Loans. We pay a transaction-services fee and a membership fee to the FHLBank of Chicago for our participation in the MPF program. For the years ended December 31, 2021, 2020, and 2019, we recorded $2.4 million, $2.9 million, and $2.8 million, respectively in MPF transaction-services fee expense to the FHLBank of Chicago which has been recorded in the statement of operations as other expense. The membership fee has been recorded in the statement of operations as an operating expense, and totaled $600 thousand for each of the years ended December 31, 2021, 2020, and 2019. In addition, beginning in 2020, we receive an MPF performance fee from the FHLBank of Chicago. The MPF performance fee for the years ended December 31, 2021 and 2020 amounted to $125 thousand and $50 thousand, respectively, and was recorded in the statement of operations as other income.

COs. From time to time, one FHLBank may transfer to another FHLBank the COs for which the transferring FHLBank was originally the primary obligor but upon transfer the assuming FHLBank becomes the primary obligor. During the years ended December 31, 2021, 2020 and 2019, we transferred debt obligations with par amounts of $171.2 million, $985.1 million, and $10.0 million, respectively, and fair values of approximately $174.0 million, $1.0 billion, and $12.7 million, respectively, on the day they were transferred.

Note 19 — Subsequent Events

On February 18, 2022, the board of directors declared a cash dividend at an annualized rate of 2.05 percent based on daily average capital stock balances outstanding during the fourth quarter of 2021. The dividend, including dividends classified as interest on mandatorily redeemable capital stock, amounted to $5.2 million and was paid on March 2, 2022.

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

Our management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures, with the participation of the president and chief executive officer and chief financial officer, as of December 31, 2021. Based on that evaluation, our president and chief executive officer and chief financial officer have concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of December 31, 2021.

Management's Report on Internal Control over Financial Reporting

Management's report on internal control over financial reporting as of December 31, 2021, is included in Item 8 — Financial Statements and Supplementary Data — Management's Report on Internal Control over Financial Reporting.

The Bank's independent registered public accounting firm, PricewaterhouseCoopers LLP, has also issued a report regarding the effectiveness of the Bank's internal control over financial reporting as of December 31, 2021, which is included in Item 8 —

Financial Statements and Supplementary Data — Report of Independent Registered Public Accounting Firm — PricewaterhouseCoopers LLP.

Changes in Internal Control over Financial Reporting

During the quarter ended December 31, 2021, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. OTHER INFORMATION

None

Item 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our board of directors is constituted of a combination of member directors (each of whom must be a director or officer of a member) nominated and elected by our members on a state-by-state basis and independent directors nominated by our board and elected by a plurality of all our members. Our board of directors is currently constituted of eight member directorships and seven independent directorships. Two of the independent directorships are designated as "public interest" as required by law.

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

If a member director ceases to be a director or officer of a member in the state from which the director was elected, that director loses eligibility as a member director and must leave the board. If an independent director becomes an officer or director of a member, or ceases to be a bona fide resident of the Bank's district, that director loses eligibility as an independent director and must leave the board.

Based on the requirements of the Election Regulation, the Director of the FHFA allocated our member directorships among the six New England states that comprise our district for each of 2021 and 2022 as follows:

Table 40 - Member Directorships by State

Member Directorships
Connecticut	1
Maine	1
Massachusetts	3
New Hampshire	1
Rhode Island	1
Vermont	1
Total	8

Our annual election was completed in the fourth quarter of 2021 and involved elections for two Massachusetts directorships, one Connecticut directorship and one independent directorship. See — Annual Director Elections below for additional information on the election.

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

In determining whom to nominate for independent directorships, the board of directors selected:

•E. Macey Russell in 2021, based on his experience as a partner at Choate, Halle & Stewart, LLP, advising on complex commercial litigation and representing financial institutions, banks, business, and corporations in disputes involving a variety of matters and his significant expertise in matters of diversity, equity and inclusion in the legal profession;
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
•Eric Chatman (vice chairman) in 2019, based on his affordable housing experience, including through his prior role as president and executive officer of the Connecticut Housing Finance Authority and his current role as the executive vice president and chief financial officer of Housing Partnership Network; his prior FHLBank System experience as treasurer of the Federal Home Loan Bank of Des Moines; his private banking experience; and his significant capital markets experience;
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
•Patrick E. Clancy in 2018, to serve as a public interest director, based on his experience as a developer of affordable housing, particularly through his previous role as president and chief executive officer of The Community Builders, a Boston, Massachusetts-based nonprofit corporation that has developed or redeveloped approximately 25,000 affordable housing units over the past 40 years.

Further, with the exception of directors Thomas J. Curry and E. Macey Russell, all of the independent directors have been independent directors of the Bank prior to their most recent nominations, and our board of directors considered their experience gained from serving on our board in selecting them for their most recent nominations.

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

As contemplated by the Election Regulation, no in-person meeting of the members was held in connection with the election. Information about the results of the election was reported to the members via email and on current report on Form 8-K filed with the SEC on October 19, 2021, as supplemented by a Form 8-K/A filed with the SEC on January 25, 2022.

Information Regarding Current Directors

Member Directors

The member directors currently serving on the board of directors provided the information set forth below regarding their principal occupation, business experience, and other matters.

Donna L. Boulanger (chair), age 68, has served as chief executive officer and director (formerly trustee) of North Brookfield Savings Bank, located in North Brookfield, Massachusetts, since February 2008, and also served as its president from February 2008 through April 5, 2021. Since January 2022, she has also served as a director and trustee, respectively, of its holding companies, TruNorth Bancorp, Inc. and TruNorth Bancorp, MHC. Ms. Boulanger also currently serves on the board of directors of the Depositors Insurance Fund, a Bank member. Ms. Boulanger began serving as a director of the Bank on January 1, 2014, and her current term will conclude on December 31, 2025.

Dwight M. Davidsen, age 54, has served as senior vice president of Citizens Bank, N.A., located in Providence, Rhode Island, since November 2013. Mr. Davidsen has more than 20 years of experience managing funding and liquidity at large regional banks. Mr. Davidsen began serving as a director of the Bank on January 1, 2020, and his current term will conclude on December 31, 2024.

Edward F. Manzi, Jr., age 62, has served as president and chief executive officer of Fidelity Co-Operative Bank, located in central Massachusetts, since July 1997, and has served there also as chairman since August 2010. Mr. Manzi is also a certified public accountant. Mr. Manzi began serving as a director of the Bank on January 1, 2020, and his current term will conclude on December 31, 2023.

William M. Parent, age 60, has served as president and chief executive officer and director of Envision Bank in Quincy, Massachusetts, and its parent, Randolph Bancorp, since April 2020. From June 2010 through April 2019 Mr. Parent served as president, chief executive officer and director of Blue Hills Bank and Blue Hills Bancorp, Inc. in Norwood, Massachusetts, and from April 2019 through February 2020 he served as a director of Rockland Trust Company and Independent Bancorp, Inc. of Rockland, Massachusetts, following its acquisition of Blue Hills Bank. Mr. Parent’s 30-plus years of experience in the financial services industry also includes 16 years at Bank of Boston and its affiliates, and its successor companies, FleetBoston and Bank of America and their affiliates, where he held senior executive roles in Finance, Mergers & Acquisitions, Bank Management and Private Equity Investing. Mr. Parent started his career at KPMG between 1984 and 1990 and is a non-practicing certified public accountant. Mr. Parent began serving as a director of the Bank on January 1, 2022, and his current term will conclude on December 31, 2025.

David J. Rotatori, age 50, has served as president and a director of Ion Bank in Naugatuck, Connecticut, and its parent, Ion Financial MHC, since July 2017, and also as chief executive officer since January 2019. Before his promotion to president of Ion Bank, he was chief risk officer there since September 2009, chief financial officer since June 2012, and also served as corporate secretary for several years. He also worked at Ion Bank for five years early in his career as a staff accountant and internal auditor. Mr. Rotatori’s previous experience includes senior financial roles at People’s United Bank (one year) and Webster Bank (ten years), both in Connecticut, and as a senior accountant at KPMG (three years). Mr. Rotatori began serving as a director of the Bank on January 1, 2022, and his current term will conclude on December 31, 2025.

Michael R. Tuttle, age 67, has served as senior policy officer with Northfield Savings Bank in Berlin, Vermont, since December 2019. He served as chief credit officer of Opportunities Credit Union, located in Winooski, Vermont, from February to December 2019 and was a director of Opportunities Credit Union from May 2017 until February 2019. Mr. Tuttle was a director of Merchants Bank from 2006 to May 2017 and a director of Merchants Bancshares, Inc., located in South Burlington, Vermont from 2007 to May 2017. Mr. Tuttle is also the former president and chief executive officer of both Merchants Bancshares Inc. (from 2007 through 2015) and Merchants Bank (from 2006 through 2014). He has served on the board of the Vermont Economic Development Authority from October 2016 to December 2021. Mr. Tuttle began serving as a director of the Bank on January 1, 2015, and his current term will conclude on December 31, 2022.

John C. Witherspoon, age 65, has served as a director of Skowhegan Savings Bank in Skowhegan, Maine since November 2007 and served there also as president and chief executive officer from November 2007 until December 2019. Prior positions included serving as chief executive officer of the Finance Authority of Maine between 2004 and 2007, and as president and chief executive officer of United Kingfield Bank and its predecessor, Kingfield Savings Bank, from 1984 until 2004. Mr. Witherspoon began serving as a director of the Bank on January 1, 2016, and his current term will conclude on December 31, 2023.

Richard E. Wyman, Jr., age 66, is president and a director of Meredith Village Savings Bank (MVSB), Meredith, New Hampshire, a position he has held since January 1, 2016. Since 2013 he has also served as executive vice president (and from 2013 to January 1, 2016 as chief financial officer) of New Hampshire Mutual Bancorp, the holding company that was formed in 2013 from the affiliation of MVSB and Merrimack County Savings Bank, a Bank member. New Hampshire Mutual Bancorp is also the holding company for Savings Bank of Walpole, a Bank member. Mr. Wyman joined MVSB in August 2001 as chief financial officer and was promoted to executive vice president and chief financial officer of MVSB in 2009, prior to assuming the role of president. Prior to joining MVSB, Mr. Wyman held senior leadership roles for several Maine-based banks, ranging from local community mutual banks to a publicly traded multi-bank holding company. Mr. Wyman began serving as a director of the Bank on January 1, 2019, and his current term will conclude on December 31, 2022.

Independent Directors

The independent directors currently serving on the board of directors provided the following information about their principal occupation, business experience, and other matters.

Joan Carty, age 70, has served as president and chief executive officer of Housing Development Fund in Stamford, Connecticut, since 1994. She previously served as executive director of Bridgeport Neighborhood Fund, of Bridgeport, Connecticut; Neighborhood Preservation Program, of Stamford, Connecticut; and Neighborhood Housing Services, of Brooklyn, New York. Ms. Carty has served as a director of the Bank since January 1, 2008, and her current (and final) term will conclude on December 31, 2022.

Eric Chatman, (vice chairman) age 61, has served as the executive vice president and chief financial officer of Housing Partnership Network, a network of affordable housing and community development nonprofits, since July 2017. He founded and was president of The Chatman Group, LLC, a consulting and advisory firm focused on affordable housing and financial advisory services for non-profits, housing finance authorities, and financial institutions from June 2015 to July 2017. Mr. Chatman served as president and executive director of the Connecticut Housing Finance Authority from May 2012 until March 2015 and, in that capacity, was responsible for the policy development, strategic planning and execution of the Connecticut Housing Finance Authority affordable housing finance mission. Prior to serving in that role, Mr. Chatman served as deputy director and chief financial officer of the Iowa Finance Authority from 2008 to 2012. Mr. Chatman has also held various corporate finance, treasury, and capital markets roles, both domestic and international, including treasurer of the Federal Home Loan Bank of Des Moines and division manager, treasury department, at the African Development Bank. Mr. Chatman has served as a director of the Bank since June 16, 2014, and his current term will conclude on December 31, 2023.

Patrick E. Clancy, age 75, served from 1977 through 2011 as president and chief executive officer of The Community Builders, a Boston, Massachusetts-based nonprofit corporation that has developed or redeveloped approximately 25,000 units of affordable and mixed-income housing. He continues to engage in the field as an independent consultant and developer as principal of The Clancy Company. Mr. Clancy has served as director of the Bank since March 30, 2007, and his current (and final) term will conclude on December 31, 2022.

Thomas J. Curry, age 65, has been a partner at the law firm Nutter McClennen & Fish LLP in Boston, Massachusetts since November 2017. Mr. Curry served as Comptroller of the Currency of the United States from April 2012 to May 2017, as a member of the Federal Deposit Insurance Corporation’s board of directors from 2003 to May 2017, and as Commissioner of Banks for the Commonwealth of Massachusetts from 1990 to 1991 and from 1995 to 2003. Mr. Curry has served as a director of the Bank since January 1, 2021, and his current term will conclude on December 31, 2024.

Antoinette C. Lazarus, age 58, has served as managing director, head of compliance, secondaries, for Ares Management Corporation, a Los Angeles-headquartered investment management firm with offices in Simsbury, Connecticut, since June 2021. Prior to its acquisition by Ares, she was chief compliance and risk officer and as privacy and anti-money laundering officers for Landmark Partners, a Simsbury, Connecticut-based SEC-registered investment adviser since 2006. Since November 2018 and December 2019, Ms. Lazarus has also served as the vice president of the board of directors for the Hartford Community Loan Fund, and director of Housing Development Fund, respectively, each a community development financial institution based in Connecticut. Prior to her work at Landmark Partners, Ms. Lazarus served from 2004 to 2006 as vice president of compliance for Prudential Financial, Inc., a Hartford, Connecticut-based financial products and services company and from 2001 to 2004 as director of fund accounting for CIGNA Retirement and Investment Services, a Hartford-based retirement services business that was acquired in 2004 by Prudential Financial, Inc. from 1988 to 2001, Ms. Lazarus served in multiple fund accounting, reporting and valuation roles at Aetna Financial Services, a financial services company based in Hartford that was acquired by ING in 2000. Ms. Lazarus has served as a director of the Bank since January 1, 2017, and her current term will conclude on December 31, 2024.

Emil J. Ragones, age 75, is an adjunct professor at the Boston College Carroll School of Management in the Masters of Science in Accounting Program, a position he has held since January 2013. He served as executive in residence at Accounting Management Solutions, Inc., now part of CliftonLarsenAllen LLP, from 2008 through April 2015, providing accounting and financial management advisory services. Mr. Ragones previously worked at Ernst & Young for 39 years, including 24 years of service as an audit partner. In addition to performing financial statement audits, Mr. Ragones specialized in providing information technology auditing, as well as advisory and consulting services to clients in a variety of industries, including financial services. Prior to his retirement from Ernst & Young in 2007, Mr. Ragones spent seven years in the firm's National Professional Practice office for assurance and advisory business services, focusing on reviewing and reporting on financial and information technology controls and Sarbanes-Oxley Act Section 404 compliance and reporting. Mr. Ragones has served as a director of the Bank since September 24, 2010, and his current (and final) term will conclude on December 31, 2023.

E. Macey Russell, age 64, has been a partner at the Boston law firm of Choate, Hall & Stewart since May 2002, where he practices in the area of complex commercial litigation, representing financial institutions, banks, businesses, and corporations in disputes involving a variety of matters, and has developed a national reputation as an expert on diversity, equity and inclusion in the legal profession. Previously, he was a partner at the Boston law firm Peabody & Arnold (seven years), an associate and a partner at the Boston law firm Riemer & Braunstein (nine years), and started his career as a law clerk for the Massachusetts Superior Court. Mr. Russell also serves on the Board of Trustees of Suffolk University and on the Board of Overseers of Beth Israel Deaconess Medical Center, and is Chairman and President of the Augustus A. White III Institute for Healthcare Equity. Mr. Russell has served as a director of the Bank since January 1, 2022, and his current term will conclude on December 31, 2025.

Audit Committee Financial Expert

Our board of directors has a standing Audit Committee that satisfies the "Audit Committee" definition under Section 3(a)(58)(A) of the Securities Exchange Act of 1934. Our board of directors' Audit Committee Charter is available in full on our website at the following location: https://www.fhlbboston.com/fhlbank-boston/governance.

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

Based on its reviews discussed above, the Audit Committee recommended to the board of directors the reappointment of PwC as the Bank's independent registered public accounting firm for 2022.

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

In reliance on these reviews and discussions, and the report of the independent registered public accounting firm, the Audit Committee has recommended to the board of directors, and the board of directors has approved, that the audited financial statements be included in the Bank's annual report on Form 10-K for the year ended December 31, 2021, for filing with the SEC.

As of the date of filing this annual report on Form 10-K, the members of the Audit Committee are:

Emil J. Ragones, Chair
Antoinette C. Lazarus, Vice Chair
Edward F. Manzi, Jr.
William M. Parent
E. Macey Russell
Richard E. Wyman
Donna L. Boulanger, ex officio

Information about our Executive Officers

The following table sets forth the names, titles, and ages of our executive officers:

Table 41 - Executive Officers

Name (1)	Title	Age
Timothy J. Barrett	President and Chief Executive Officer	63
Frank Nitkiewicz	Executive Vice President, Chief Operating Officer, and Chief Financial Officer	60
Carol Hempfling Pratt	Executive Vice President, General Counsel, and Corporate Secretary	63
Brian G. Donahue	Senior Vice President, Controller and Chief Accounting Officer	55
Ana C. Dyer	Senior Vice President and Chief Business Officer	54
Barry F. Gale	Senior Vice President and Chief Human Resources Officer	62
Sean R. McRae	Senior Vice President and Chief Information Officer	57
Edward A. Schultze	Senior Vice President and Chief Risk Officer	62
_________________________
(1)    Each of the executive officers listed serves on our Management Committee, with the exception of Mr. Donahue.

Timothy J. Barrett has served as president and chief executive officer since December 2021. Prior to assuming that position, Mr. Barrett served as executive vice president and treasurer from January 2019 until November 2021, and senior vice president and treasurer from November 2010 until December 2018. Prior to joining the Bank, he was assistant treasurer at FMR LLC, the parent company of Fidelity Investments from September 2008 to October 2010; as treasurer and chief investment officer at Fidelity Personal Bank & Trust from August 2007 to September 2008; as managing director, global treasury at Investors Bank & Trust from September 2004 to July 2007; in various senior roles in treasury at FleetBoston Financial (including merged entities) from 1985 to 2004; and as an investment manager for Citibank, NA from 1981 to 1985. He currently serves as a member of the board of the directors of the Office of Finance. He earned his B.A. from St. Anselm College and his M.B.A. from Rensselaer Polytechnic Institute.

Frank Nitkiewicz has served as executive vice president, chief operating officer, and chief financial officer since January 2022. Prior to assuming that position, Mr. Nitkiewicz served as executive vice president and chief financial officer since January 2006, senior vice president, chief financial officer, and treasurer from August 1999 until December 31, 2005, and senior vice president and treasurer from October 1997 to August 1999. Mr. Nitkiewicz joined us in 1991. He holds a B.S. and a B.A. from the University of Maryland and an M.B.A. from the Kellogg Graduate School of Management at Northwestern University.

Carol Hempfling Pratt has served as executive vice president, general counsel and corporate secretary since January 2019, and previously as senior vice president, general counsel and corporate secretary since June 2010. She also serves as our ethics officer. Prior to employment with us, Ms. Pratt spent over 25 years specializing in corporate and banking law at the Boston law firm of Foley Hoag LLP, where she started her legal career in 1984 and was a partner from 1992 to 2010. Ms. Pratt holds a B.A. and a J.D. from Northwestern University.

Brian G. Donahue has served as senior vice president, controller, and chief accounting officer since January 2013, and previously as first vice president, controller and chief accounting officer since February 2010. Prior to assuming that position, Mr. Donahue served as first vice president and controller since 2007, vice president and controller from 2004 to 2007, assistant vice president and assistant controller from 2001 to 2004, and in progressively responsible positions from 1992 to 1999, when he served as assistant controller. Mr. Donahue worked for two years as assistant vice president and division controller for State Street Bank and Trust Company, from 1999 to 2001. Prior to joining us in 1992, Mr. Donahue was an associate with Price Waterhouse. Mr. Donahue earned a B.B.A. from James Madison University and an M.B.A. from Boston University, and is a certified public accountant.

Ana C. Dyer has served as senior vice president, chief business officer since January 2022, and previously as senior vice president, member services since January 2020, and first vice president and director of sales and business development since joining the Bank in 2012 from Webster Bank, where she served as senior vice president, regional manager in their Business and Professional Banking division. Ms. Dyer’s career in financial services began in 1989 at Fleet National Bank and included positions at Shawmut Bank, Bank of Boston, and Bank of America prior to joining Webster Bank in 2005. Ms. Dyer earned her B.A. from Harvard University.

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

Code of Ethics and Business Conduct

We have adopted a Code of Ethics and Business Conduct that sets forth the guiding principles and rules of behavior by which we operate and conduct our daily business with our customers, vendors, shareholders, and with our employees. The Code of Ethics and Business Conduct applies to all directors and employees, including the chief executive officer, chief financial officer, and chief accounting officer, and all other professionals serving in a finance, accounting, treasury, or investor-relations role. The purpose of the Code of Ethics and Business Conduct is to avoid conflicts of interest and to promote honest and ethical conduct and compliance with the law, particularly as related to the maintenance of our financial books and records and the preparation of our financial statements. The Code of Ethics and Business Conduct can be found on our website (https://www.fhlbboston.com/fhlbank-boston/governance). All future amendments to, or waivers from, the Code of Ethics and Business Conduct will be posted on our website. The information contained within or connected to our website is not incorporated by reference into this annual report on Form 10-K and should not be considered part of this or any report filed with the SEC.

ITEM 11. EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

Executive Summary

We attract, reward, and retain senior managers, including our president, chief operating and chief financial officer, and other most highly compensated executive officers (the named executive officers) by offering a total rewards package that includes base salary, cash incentive opportunities, qualified and nonqualified retirement plans, and certain perquisites.

For the year ended December 31, 2021, the named executive officers were:

Timothy J. Barrett	President and Chief Executive Officer;
Edward A. Hjerpe III	Former President and Chief Executive Officer;
Frank Nitkiewicz	Executive Vice President, Chief Operating Officer, and Chief Financial Officer;
Carol Hempfling Pratt	Executive Vice President, General Counsel and Corporate Secretary;
Sean R. McRae	Senior Vice President and Chief Information Officer
Barry F. Gale	Senior Vice President, Chief Human Resources Officer and Office of Minority and Women Inclusion Director

Mr. Hjerpe retired from the Bank as of November 30, 2021.

Compensation program objectives are set forth in our Total Rewards Philosophy (defined below), which was used in determining the total rewards packages for the named executive officers for 2021. Total rewards packages, including base salary, cash incentive opportunities, and retirement plans, were set based on each named executive officer's performance, tenure, experience, and complexity of position and to be competitive in the labor market for senior managers in which we compete. Overall, the named executive officers were awarded increases in base salary based on our Total Rewards Philosophy reflecting performance and market conditions, effective January 1, 2021. Additionally, we adopted an executive incentive plan (an EIP) on April 15, 2021 (the 2021 EIP). Cash incentives awarded under EIPs for 2021 were generally determined based on the criteria set forth in the 2021 EIP and the 2019 executive incentive plan (2019 EIP) for long-term awards.

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

Compensation Committee Report

The Compensation Committee has reviewed and discussed with management the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K. Based on the Compensation Committee's review and discussion, they recommended to the board of directors that the Compensation Discussion and Analysis be included in the annual report on Form 10-K for the year ending December 31, 2021.

The members of the Compensation Committee are:

Michael R. Tuttle, Chair
Thomas J. Curry, Vice Chair

Dwight M. Davidsen
Antoinette C. Lazarus
John C. Witherspoon
Richard E. Wyman, Jr.
Donna L. Boulanger, ex officio

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

The Total Rewards Philosophy provides for a total rewards structure for employees, including the named executive officers, that attracts, retains and motivates a diverse employee population while supporting business and mission objectives throughout economic cycles. The Total Rewards Philosophy is designed to deliver a total rewards program that provides more certainty for the Bank through higher fixed compensation, competitive annual incentives, distinctive benefits and lower employment volatility reinforcing our lower overall risk appetite and emphasis on maintaining safe and sound operations. Annual incentive award plans are designed to align payout opportunities with achievement of our financial, operational, and mission goals and limit excessive risk-taking while recognizing team results and individual contributions. Incentive plans for staff engaged in risk management, compliance, and audit functions are designed to ensure that conflicts of interest are managed, and independence is maintained. The deferral of a portion of the annual incentive award for executives and senior management is designed to align with regulatory guidance, emphasize safe and sound operations, and discourage excessive risk-taking activities.

Risk and Bank Compensation Practices and Policies

Our chief risk officer reviews the design of our compensation plans and policies, including the 2021 EIP and 2019 EIP, to ensure these plans do not promote or reward imprudent risk taking. Additionally, under the 2021 EIP, 50 percent of the total 2021 award amount is deferred and will be paid after year-end 2023, which deferral is intended to align management's interests with risk-management objectives. As described under — Executive Incentive Plan — Additional Conditions to Deferred Awards, the deferred awards are subject to reduction or elimination in certain cases including in the case of certain material revisions to our financial results or to data used to determine the total 2021 award amount, which are intended to further reduce the risk of imprudent risk-taking.

The actual payment of the deferred awards are subject to the final approval of the Compensation Committee and review and non-objection by the FHFA (to the extent required by the FHFA).

Further, our chief risk officer and our chief human resources officer jointly engage in periodic reviews of our compensation practices and policies in an effort to ensure that such practices or policies do not result in risks that are reasonably likely to have a material adverse effect on the Bank. They report on the results of these reviews to the Compensation Committee at least annually. In developing that report, compensation policies and practices are reviewed first on a stand-alone basis, then in combination with enterprise-wide risk-management controls that constrain risk-taking, and finally in conjunction with procedural risk controls at the business department level that are intended to further mitigate risk-taking activities. In February 2022, the Compensation Committee concluded that none of the compensation policies or plans in effect are reasonably likely to have a material adverse effect on the Bank based on the report and related discussions.

Compensation plans and policies for staff engaged in risk-management and compliance functions are designed to manage any conflicts of interest and promote independence in risk management in a manner independent of the financial performance of the business areas these personnel monitor. Participants in the 2021 EIP working in our enterprise risk-management (ERM) department have somewhat different goals and weightings from their peers in other departments.

In addition to our internal processes, the FHFA has oversight authority over our executive compensation. In the exercise of this authority, the FHFA has issued certain compensation principles, one of which is that executive compensation should be consistent with sound risk management and preservation of the par value of FHLBank stock. Also, the FHFA reviews all executive compensation, including the 2021 EIP, relative to these principles and such other factors as the FHFA determines to be appropriate, prior to their effectiveness. For additional information on this oversight, see — FHFA Oversight of Executive Compensation.

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

The other FHLBanks serve as a peer group for determining the proportionate mix of pay and benefits. While all of the FHLBanks share the same mission, they may differ in their relative mix of products and services and location among urban and smaller-city locations, both of which impact labor-market competition and compensation by individual FHLBanks. However, due to the FHLBank System's unique cooperative structure, all FHLBanks generally rely on a similarly structured total rewards package for the named executive officers, including base salary, cash incentives, and benefits, since none can offer equity-based compensation opportunities such as those offered at their non-FHLBank competitors. In 2021, we participated in, and used the results of, the annual McLagan FHLBank System survey of key positions to determine whether the total rewards packages for the named executive officers, as well as the proportionate mix of pay and benefits, are competitive for each matched position as discussed below in more detail.

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

We worked with McLagan to match several of the positions held by the named executive officers to comparable positions in the commercial banks and financial services firms peer group of McLagan's proprietary 2021 Financial Services - FHLB Survey. Named executive officer positions were matched to those survey positions that represented realistic job opportunities based on scope, similarity of positions, experience, complexity, and responsibilities. Realistic job opportunities included positions for which the named executive officers would be qualified at the external firms as well as positions at the firm that we would consider when recruiting for experienced executives.

The following is a list of survey participants that were included by McLagan in the 2021 Financial Services - FHLB Survey, including the commercial banks and financial services firms peer group, the Federal Home Loan Banks, and proxy data from public peers with assets between $10 billion and $20 billion. Not all participants reported positions that matched the data set for the named executive officers.

Table 42 - List of Survey Participants

ABN AMRO	Federal Home Loan Bank of Boston	Manulife
AIB	Federal Home Loan Bank of Chicago	Mechanics Bank
Ally Financial Inc.	Federal Home Loan Bank of Cincinnati	MUFG Bank, Ltd.
Ameriprise Financial	Federal Home Loan Bank of Dallas	National Australia Bank
Ameris Bank	Federal Home Loan Bank of Des Moines	Natixis Corporate & Investment Banking
Amundi Pioneer	Federal Home Loan Bank of Indianapolis	NatWest
Apple Financial Holdings	Federal Home Loan Bank of New York	NBT Bancorp Inc.
Arvest Bank	Federal Home Loan Bank of Pittsburgh	New York Community Bank
Associated Bank	Federal Home Loan Bank of San Francisco	Nomura Securities
Atlantic Union Bank	Federal Home Loan Bank of Topeka	Nord/LB
Australia & New Zealand Banking Group	Federal Reserve Bank of Atlanta	Northern Trust Corporation
Banco Bilbao Vizcaya Argentaria	Federal Reserve Bank of Boston	Northwest Bank – PA
Bank ABC	Federal Reserve Bank of Chicago	OCBC Bank
Bank of America	Federal Reserve Bank of Kansas City	OceanFirst Bank
Bank of New York Mellon	Federal Reserve Bank of Minneapolis	OneMain Financial
Bank of Nova Scotia	Federal Reserve Bank of New York	Pacific Premier Bank
Bank of the West	Federal Reserve Bank of Richmond	People's United Financial, Inc.
Banner Bank	Federal Reserve Bank of San Francisco	PlainsCapital Bank
Baupost Group, The	Federal Reserve Bank of St Louis	Plymouth Rock Assurance Corporation
BBVA Compass	Fidelity Investments	PNC Bank
BMO Financial Group	Fifth Third Bank	PrimeLending
BNP Paribas	First BanCorp – PR	PwC
BNP Paribas CIB	First Citizens Bank - NC	Rabobank
BOK Financial Corporation	First Financial Bancorp - OH	Regions Financial Corporation
Bremer Financial Corporation	First Interstate BancSystem, Inc.	Renasant Corporation
Brown Brothers Harriman	First Merchants Bank	Royal Bank of Canada
Cadence Bank	First National Bank of Omaha	Sallie Mae
Capital One	First Republic Bank	Sandy Spring Bank

Cathay General Bancorp	First Tennessee Bank/ First Horizon	Santander Bank, N.A.
Charles Schwab & Co.	First United Bank - OK	ServisFirst Bank
CIBC World Markets	Freddie Mac	Siemens Financial Services
CIT Group Inc.	Frost Bank	Sig
Citigroup	Glacier Bank	Sumitomo Mitsui Banking Corporation
Citizens Financial Group	GMO	Sumitomo Mitsui Trust Bank
City National Bank	Great Western Bank	SVB Financial Group
City National Bank of Florida	Hancock Whitney Bank	Synovus Financial Corporation
Comerica	Heartland Financial USA, Inc	TD Securities
Commerce Bank	HSBC	Texas Capital Bank
Commerzbank	Huntington Bancshares, Inc.	TowneBank
Commonwealth Bank of Australia	Independent Bank - TX	Truist
Community Bank System, Inc.	ING	U.S. Bancorp
Computershare	Intesa Sanpaolo	UMB Financial Corporation
Crédit Agricole CIB	Investec Bank	UniCredit Bank AG
Credit Industriel et Commercial – N.Y.	Investors Bancorp, Inc.	United Community Banks
Depository Trust & Clearing Corporation	JP Morgan Chase	United Overseas Bank Group
DNB Bank	KBC Bank	Valley National Bancorp
Eagle Bancorp Inc. - MD	KeyCorp	Voya Financial
East West Bancorp, Inc.	Lincoln Financial Group	Webster Bank
Eastern Bank	Lloyds Banking Group	Wellington Management Company
Fannie Mae	Loomis, Sayles & Company	Wells Fargo Bank
FB Financial Corporation	M&T Bank Corporation	Zions Bancorporation
Federal Home Loan Bank of Atlanta	Macquarie Bank

Data from international banks contained results from their U.S. operations only.

Elements of our Compensation Plan and Why Each Element is Selected

We compensate the named executive officers principally based on their performance, skills, experience, the criticality of the role, and tenure through a package that consists of a mix of base salary, annual and deferred cash-incentive opportunities, qualified and nonqualified retirement plans, and various other health and welfare benefits, that is, total rewards. From time to time, we will also award special cash bonuses outside of an EIP to compensate a named executive officer based on unusual or exemplary circumstances. Each compensation element is discussed in greater detail below. Due to our cooperative structure, we cannot offer equity-based compensation programs, so we may offer higher base salaries, in addition to cash-incentive opportunities, and certain retirement benefits to keep our compensation packages competitive relative to the market and to replace some of the value of compensation that competitors might offer through equity-based compensation programs. The named executive officers may also be provided with certain additional perquisites. Although we do not engage in benchmarking, the Total Rewards Philosophy provides that our total rewards package, including that for named executive officers, should be comparable with the total rewards package for matched positions in the two primary peer groups, as discussed under — Overview of the Labor Market for Senior Managers above. Historically, the Compensation Committee has set total rewards packages for each of the named executive officers so that their total rewards package of base salary, cash incentives, and retirement plans would be comparable with the total rewards packages at the commercial bank and financial services firms peer group, including base salary and incentives, and so that their total cash compensation, that is, base salary plus cash incentives, would be competitive with total cash compensation of the named executive officer's peers at other FHLBanks. The Compensation Committee has been informed by the same data in setting current total rewards packages.

How we Determine the Amount for Each Element of our Compensation Plan

The board sets annual goals and objectives for the chief executive officer to align with our strategic business plan. In general, at the end of each year, the chief executive officer provides the Compensation Committee with a self-assessment of his corporate and individual achievements. Based on the Compensation Committee's evaluation of his performance and review of competitive market data for the defined peer groups, the Compensation Committee determines and approves an appropriate total compensation package. For 2021, the board of directors, as informed by a market analysis for competitive compensation developed by McLagan, determined and approved a competitive offer for Mr. Barrett as the Bank’s chief executive officer effective December 1, 2021. In the case of other named executive officers, the chief executive officer reviews individual performance and submits market data and recommendations to the Compensation Committee regarding appropriate compensation. The Compensation Committee reviews these recommendations and submits its recommendations to the full board of directors. The board of directors reviews the recommendations and approves the compensation it considers appropriate, giving consideration to the Total Rewards Philosophy.

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

After review and nonobjection by the FHFA, the Compensation Committee awarded the named executive officers, an increase in base salary on January 19, 2022, with retroactive application to January 1, 2022, except of Mr. Barrett, whose salary established on December 1, 2021 remained unchanged. In determining the amount of the increases, the Compensation Committee considered market data from the McLagan 2021 Financial Services - FHLB Survey, discussed under — Overview of the Labor Market for Senior Managers above, the economic and employment environments. Additionally, the Compensation Committee considered the recommendations of Mr. Barrett for the other named executive officers based on individual performance, tenure, experience, and complexity of the named executive officer's position and internal equity. Mr. Barrett recommended, and the board of directors awarded at the recommendation of the Compensation Committee, increases in base salary for each of the named executive officers. The percentage increases in base salary were generally consistent with merit and adjustment increases granted to staff.

The following table sets forth the base salary increases:

Table 43 - Named Executive Officer Salaries

Name and Principal Position	Pre-Adjustment Annual Base Salary	Post-Adjustment Annual Base Salary	Percent Increase
Timothy J. Barrett	$870,000	$870,000	—%
President and Chief Executive Officer

Frank Nitkiewicz	$428,488	$454,198	6.00%
Executive Vice President, Chief Operating Officer and Chief Financial Officer

Carol Hempfling Pratt	$398,633	$410,193	2.90%
Executive Vice President, General Counsel and Corporate Secretary

Sean R. McRae	$330,820	$340,745	3.00%
Senior Vice President and Chief Information Officer

Barry F. Gale	$294,671	$312,351	6.00%
Senior Vice President, Chief Human Resources Officer and Office of Minority and Women Inclusion Director

Executive Incentive Plan

General Overview of EIPs

EIPs are cash incentive plans which are reviewed and may be adopted by the Compensation Committee or the board on an annual basis. While EIPs are not necessarily adopted every year, in recent years we have adopted them annually. Generally, EIPs are used to promote achievement of strategic objectives by aligning cash incentive opportunities for corporate officers or other members of management or highly compensated employees, including the named executive officers, with our financial performance and strategic priorities. These incentive opportunities are also designed to facilitate retention and commitment of key officers. EIPs generally include specific goals, such as goals based on profitability, business growth, regulatory examination results and remediation, and operational goals for each of the corporate officers or other members of management or highly compensated employees, including the named executive officers.

The Compensation Committee reviews each component of the EIP's plan design, including eligible participants, goals, goal weighting, achievement levels, and payout opportunities. The Compensation Committee administers the EIP and has full power and binding authority to construe, interpret and administer the EIP, and adjust it for extraordinary circumstances. Extraordinary circumstances may include changes in business strategy, termination or commencement of business lines, impact of severe economic fluctuations, significant growth or consolidation of the membership base, or significant regulatory or other changes impacting us or the FHLBank System. The Committee may not make adjustments for extraordinary circumstances that include changes to goals, weights, or levels of achievement without resubmission to the FHFA.

Purpose of the 2021 EIP

The 2021 EIP is intended to:

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

2021 EIP Plan Design

The design of the 2021 EIP was guided by principles intended to:

•promote achievement of our financial plan and strategic objectives in our annual strategic business plan;
•provide a total rewards package that is competitive with other financial institutions in the labor markets in which we compete; and
•facilitate the retention and commitment of our corporate officers, a select group of management, and highly compensated employees.

Incentive Goals

The 2021 EIP's goals were derived from, or are consistent with, our strategic business plan and objectives and were generally weighted based on desired business outcomes. The goal achievement levels have generally been set so that the target achievement level is consistent with projections in our strategic business plan. For certain nonfinancial EIP goals for which there is no direct reference in the strategic business plan, the goals and goal achievement levels are established consistent with our strategic objectives and the impact of achievement of the objectives. The 2021 EIP does not contain individual performance award opportunities for the named executive officers. To mitigate unnecessary or excessive risk-taking, the 2021 EIP contains measures for overall performance that are achieved through Bank-wide collaboration of activity but cannot be individually attained or altered by participants in the 2021 EIP.

The 2021 EIP has a 50 percent deferral component in lieu of the 50 percent long-term incentive component of the Bank’s prior EIPs. Under the 2021 EIP, each named executive officer received, in March 2022, 50 percent of the total incentive award earned as of December 31, 2021, and the remainder of the award was deferred and will be paid after year-end 2023, in an amount equal to 50 percent of the total 2021 award multiplied by 1 plus the Bank’s cumulative three-year pre-assessment core return on capital stock (as defined in the 2021 EIP) as measured between January 1, 2021 and December 31, 2023 (the Deferred Award), subject to certain qualifications as explained in Additional Conditions to Deferred Award. As described in greater detail under Determination of Awards under the 2021 EIP, the Compensation Committee maintains authority over all awards under the 2021 EIP, however, the 2021 EIP prohibits award payouts to participants that do not receive a performance rating of “meets expectations” or better.

Incentive Goals and Actual Achievement

The 2021 EIP included the following incentive goals for the named executive officers:

•Pre-assessment, core return on capital stock (the core return goal): Pre-assessment, core return on capital stock (as such term is defined in the 2021 EIP and referred to in this report as core return on capital stock) is a measure of return on capital stock that excludes or adjusts the timing of recognition of the impact of AHP expenses, expenses of the HHNE and JNE initiatives, interest expense on mandatorily redeemable capital stock, gains (losses) on debt retirement, net prepayment fees, net unrealized gains (or losses) attributable to changes in fair value, and imputed amortization of net premiums on investments classified as trading securities. The difference between GAAP return on capital stock and this measure of return on capital stock is that GAAP return on capital stock does not provide for the adjustments described above, and core return on capital stock includes shares classified as mandatorily redeemable capital stock. Achievement of this goal was subject to compliance with our market value of equity to par stock ratio and internal unfloored duration of equity limits for at least 10 of the 12 months of the year. We complied with these limits for 12 months. These limits are described under Part II — Item 7A — Quantitative and Qualitative Disclosures about Market Risk — Measurement of Market and Interest-Rate Risk and Related Policy Constraints.
•Insurance member advances outstanding (the insurance advances goal): This goal is defined as the average daily balance of all advances to insurance members in 2021.
•Insurance membership (the insurance membership goal): Insurance companies approved for membership in 2021 qualify toward the achievement of this goal if the member’s asset size is greater than $200 million as of December 31, 2020, or at any quarter-end period in 2021. Applications from insurance companies that are affiliated and submitted within a 90-day period will count as separate memberships if each applicant’s net admitted assets are greater than $200 million.
•Core mission goal: This goal is measured by our core mission asset ratio, a ratio by which the FHFA assesses our core mission achievement.
•Voluntary subsidy goal: This goal is measured by the total amounts disbursed under the various voluntary subsidy programs, including the Jobs for New England and Helping to House New England programs.
•Operational efficiency (the operational efficiency goal): This goal is measured by whether and to what degree our core operating expenses, which are defined as our normal expenses associated with enabling the Bank to conduct business operations, and which exclude significant discretionary expenses approved by the board of directors in an amount not to exceed judgment or settlement income associated with our ongoing private-label MBS litigation, stay within and do not exceed the operating expense budget approved by the board of directors. Core operating expenses are measured as a percentage of the operating expense budget for 2021.

Table 44 sets forth the named executive officers' goals and the related weight for all goals and the levels of achievement, and the actual achievement for each of those goals for the year ended December 31, 2021.

Table 44 - Short-Term Goals

Goal	Weighting	Threshold	Target	Excess	Actual Achievement
Core Return	30%	3.95 percent (1)	4.39 percent (1)	5.27 percent (1)	Excess
Insurance Member Advances Outstanding	10%	$4.25 billion	$4.40 billion	$4.55 billion	$4.43 billion
Insurance Membership	10%	3 new members	4 new members	6 new members	2 new members
Core Mission	20%	CMA Ratio = 65.87 percent	CMA Ratio = 70.87 percent	CMA Ratio = 75.87 percent	CMA Ratio = 71.20 percent
Voluntary Subsidy Programs	10%	Disburse $4.0 million in subsidy by December 31, 2021	Disburse $4.5 million in subsidy by December 31, 2021.	Disburse $5.0 million in subsidy by December 31, 2021.	$5.0 million
Operational Efficiency	20%	2021 core operating expenses do not exceed the 2021 operating expense budget approved by the board of directors.	2021 core operating expenses do not exceed 97.0% of the 2021 operating expense budget approved by the board of directors	2021 core operating expenses do not exceed 93.0% of the 2021 operating expense budget approved by the board of directors	Between target and excess
___________________________
(1)These performance levels were adjusted from the amounts originally established in the 2021 EIP. The 2021 EIP provides that the originally established performance levels were to be adjusted up or down by 1.2 basis points for every basis point by which the average daily federal funds rate deviated from the 0.06 percent assumed in our strategic business plan. In 2021, the average daily federal funds rate deviation was 1.9 basis points, resulting in a 2 basis point increase to each of the performance levels.

Incentive Opportunities under the 2021 EIP

Incentive opportunities under the 2021 EIP are based on each named executive officer's base salary at December 31, 2021 (referred to as 2021 incentive salaries).

At the conclusion of 2021, individual awards were calculated based on actual goal achievement as of December 31, 2021. Participants received 50 percent of such award in a cash payment in March 2022, following non-objection by the FHFA and approval of the Compensation Committee, and the remainder is to be paid as the Deferred Award after year-end 2023. Table 45 sets forth the total incentive opportunities available under the 2021 EIP, including both the payment made in March 2022 and the amount deferred until after year-end 2023, expressed as percentages of the named executive officers' 2021 incentive salaries:

Table 45 - Total Incentive Opportunity

	Incentive Opportunity
	Threshold	Target	Excess
President	50.00%	75.00%	100.00%
All Other Named Executive Officers	30.00%	50.00%	70.00%

Determination of Awards under the 2021 EIP

Awards for the goals under the 2021 EIP were based on actual goal achievement determined objectively at the conclusion of the year. Results for each goal were measured and the award for each goal was then calculated independently based on the following formula:

Award for Each Goal	=	Goal Weight (Table 44)	X	Incentive Opportunity for Level of Achievement (Table 45)	X	2021 Incentive Salary

If the result for the goal is less than the threshold level of achievement (Table 44), the award for that goal is zero absent an act of discretion. One goal did not achieve the threshold level of achievement (Table 44), and there was no payout on that goal. For the two goals that achieved above or at the excess level of achievement, there were no incremental payouts for achievements above excess per plan design. The remaining annual goals were achieved at a level between the target and excess levels of achievement. In administering the EIP, as with prior EIPs, the Compensation Committee determined that participants would receive an interpolated award for having exceeded target levels. In such instance, the award for each goal would be calculated according to the following formula:

Award for Each Goal	=	Goal Weight (Table 44)	X	Incentive Opportunity (Table 45) Interpolated for Actual Level of Achievement	X	2021 Incentive Salary

Our staff calculated the named executive officers' awards under the 2021 EIP's short-term goals, in accordance with actual year-end results and the foregoing formulas. The Compensation Committee discussed recommendations from Mr. Barrett and adopted the recommendations and staff calculations.

Based on those calculations and recommendations, the combined incentive awards were calculated, by goal, as follows:

Table 46 - Total 2021 Incentive Awards as Calculated by Goal

Participant	Core Return	Core Mission	Insurance Advances	Insurance Member-ship	Voluntary Subsidy	Operational Efficiency	Total Award	Deferred Amount
Mr. Barrett(1)	$142,970	$71,818	$37,595	$—	$47,657	$71,416	$371,456	$185,728
Mr. Hjerpe(2)	258,537	132,113	68,943	—	86,179	131,423	677,195	338,597
Mr. Nitkiewicz	89,983	43,980	23,138	—	29,994	43,706	230,801	115,400
Ms. Pratt	83,713	40,916	21,526	—	27,904	40,661	214,720	107,360
Mr. McRae	69,473	33,955	17,864	—	23,157	33,744	178,193	89,096
Mr. Gale	61,882	30,245	15,912	—	20,627	30,056	158,722	79,361
___________________________
(1)Reflecting his efforts in the leadership transition following the board of director’s August 2021 selection of Mr. Barrett as the Bank’s next president and chief executive officer, the Compensation Committee awarded Mr. Barrett a prorated 2021 incentive award based on (a) his salary and award opportunity as executive vice president and treasurer through August 31, 2021, and (b) his salary and award opportunity as if his tenure as president and chief executive officer had commenced on September 1, 2021, through December 31, 2021.
(2)The Compensation Committee approved a pro-rata payment under the 2021 EIP for Mr. Hjerpe, who retired on November 30, 2021.

The named executive officers received 50 percent of the total 2021 EIP award (i.e. 50 percent of the “total award” in Table 46 in a cash payment in March 2022, following approval of the Compensation Committee and non-objection by the FHFA. The remainder of the total award (i.e. the “deferred amount” in Table 46) was deferred and will be paid after year-end 2023, in an amount equal to the Deferred Award, subject to certain forfeiture provisions as explained in Additional Conditions to Deferred Awards.

Additional Conditions to Deferred Awards

Deferred Awards are subject to the following conditions:

•Participants must be employed by us on the payment date in 2024 to receive the Deferred Awards, although participants that terminate employment by reason of death or disability or who are eligible to retire prior to that date may receive payment of the award in certain instances, as detailed in the 2021 EIP.
•Subject to the discretion of the Compensation Committee, the Deferred Awards may be reduced (but not to a number that is less than zero) for some or all participants, as applicable, if, during calendar years 2022 and/or 2023, any of the following occurs such that if it had occurred prior to the year-end 2021 calculations, it would have negatively impacted the goal results and reduced the associated payout calculation:
▪operational errors or omissions result in material revisions to our 2021 financial results, information submitted to the FHFA, or data used to determine the total award at year-end 2021;

▪significant information to the SEC, Office of Finance, and/or FHFA is submitted materially beyond any deadline or applicable grace period, other than late submissions that are caused by acts of God or other events beyond the reasonable control of the participants; or
▪we fail to make sufficient progress, as determined by the FHFA, in the timely remediation of examination and other supervisory findings relevant to the goal results or payout calculation.
•Payment of the Deferred Awards is subject to the final approval of the Compensation Committee and review and non-objection by the FHFA (to the extent required by the FHFA).

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

We are implementing changes to our retirement and deferred compensation plans that the Compensation Committee believes will continue to keep our total rewards package competitive, particularly compared with labor market competitors. The Pentegra Defined Benefit Plan was frozen to newly hired employees as of January 1, 2021, and on January 1, 2024, future benefit accruals under the plan will cease for all employees, including the named executive officers. The Pension BEP was also frozen to newly hired employees as of January 1, 2021, and further benefit accruals will cease on January 1, 2024 for all employees, including the named executive officers. The Pentegra Defined Contribution Plan was amended to add, subject to certain limitations of the Internal Revenue Code, a non-elective, non-matching contribution from the Bank of six percent (6%) of each eligible employee’s salary for employees who are ineligible to accrue benefits under the Pentegra Defined Benefit Plan, either because they were hired on or after January 1, 2021, or because benefit accruals under that plan have ceased on January 1, 2024.

The Thrift BEP was also amended to provide for a new non-elective contribution to the Thrift BEP from the Bank for eligible executive participants. The non-elective contribution will be made initially under the Thrift BEP to any eligible executive participants who are hired on or after January 1, 2021, and are thus ineligible to participate in the Pentegra Defined Benefit Plan. The Bank will begin making non-elective contributions to the Thrift BEP for all eligible executive participants commencing January 1, 2024, the date on which benefit accruals will be frozen under the Pentegra Defined Benefit Plan and the Pension BEP. Under the amendments, for each executive participant in the Thrift BEP eligible for non-elective contributions in a plan year, the Bank will contribute an amount equal to (a) six percent (6%) of the eligible executive’s compensation and incentive compensation, prior to reduction for any elective deferrals under the Thrift BEP, determined without regard to limitations of the Internal Revenue Code, minus (b) the non-elective, non-matching Bank contribution applicable to that executive under the terms of the Pentegra Defined Contribution Plan with respect to the same period. Additional information regarding these plans can be found with the Pension Benefits and Nonqualified Deferred Compensation tables below.

All benefits payable under the Pension BEP and Thrift BEP are paid solely out of our general assets, or from assets set aside in rabbi trusts subject to the claims of our creditors in the event of our insolvency.

Perquisites

Perquisites for the named executive officers may include supplemental life insurance (Mr. Nitkiewicz only), travel memberships and subscriptions, spouse travel for certain business events, parking, or a 100 percent mass transportation subsidy. Mr. Barrett is also eligible to use a Bank-owned or -leased vehicle and a parking space convenient to the Bank’s headquarters. The Compensation Committee believes that the perquisites offered to the named executive officers are reasonable and necessary for the total compensation package to remain competitive in recruiting and retaining them.

Potential Payments upon Termination or Change in Control

Employment Agreement with Mr. Barrett

We entered into an employment agreement with Mr. Barrett, effective as of December 1, 2021 (the Employment Agreement). The board of directors determined that having the employment agreement in place would be an effective tool to recruit and retain Mr. Barrett as the president and chief executive officer. The Employment Agreement has an initial term of three years and subsequently renews for one-year periods unless either party elects to not renew. Under the Employment Agreement, Mr. Barrett is provided access to a Bank-owned or -leased vehicle at a cost not to exceed $900 per month and a reserved parking space at a location convenient to the Bank’s headquarters. In January 2022, the Bank entered into a three-year lease for a vehicle for Mr. Barrett’s use, with such lease including an approximately $16,500 down payment, plus taxes and fees, and $865 monthly payments. Also, under the Employment Agreement, Mr. Barrett is entitled to participate in all incentive, savings, and retirement plans and programs available to senior executives at the Bank. Also, under the Employment Agreement, Mr. Barrett’s employment may be terminated by the Bank with or without “cause”, as therein defined, or by Mr. Barrett with or without “good reason” as therein defined with severance payable to Mr. Barrett upon termination by the Bank without “cause” or resignation by Mr. Barrett with “good reason.” These severance benefits for Mr. Barrett are discussed below under Post-termination Payments.

Employment Status and Severance Policy

Pursuant to the FHLBank Act, our employees, including the named executive officers as of December 31, 2021, are "at will" employees. Each may resign his or her employment at any time, and we may terminate his or her employment at any time for any reason or no reason, with or without cause, and with or without notice. Under our severance policy, all regular full- and part-time employees who work at least 1,000 hours per year whose employment is terminated involuntarily for reasons other than "cause," (as determined by us at our sole discretion), are provided with severance packages reflecting their status in the organization and tenure. Severance packages for employees leaving by mutual agreement or terminated for cause is at our sole discretion, provided that such severance shall not exceed that paid to employees terminated involuntarily for reasons other than cause. The severance policy does not constitute a contractual relationship between the Bank and the named executive officers, and we reserve the right to modify, revoke, suspend, terminate, or change the severance policy at any time without notice.

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

Compensation Tables

The following table and accompanying footnotes set forth all compensation attributed to our named executive officers for the years ended December 31, 2021, 2020, and 2019, which for the year ended 2021 includes the total 2021 EIP incentive award, including deferred amounts. For the 2021 EIP, the Bank replaced long term goals and related long term awards, as included in the 2020 EIP and 2019 EIP, with a deferred award whereby participants, including the named executive officers, received 50 percent of the award in March 2022 and the remainder is deferred and is to be paid in an amount equal to the Deferred Award after year end 2023. Unlike long term awards under the 2020 EIP and 2019 EIP, the deferred portion of the 2021 award is recognized in Table 47 as part of the “non-equity incentive plan compensation short term,” although this amount has not yet been paid to the named executive officers. The effect of this deferred amount on named executive officer compensation disclosed in the following table is more fully described in footnote 1 to Table 47.

Table 47 - Summary Compensation for 2021, 2020 and 2019

Name and Principal Position (1)	Year	Salary(2)		Bonus(3)	Non-equity Incentive Plan Compensation Short-Term(4)(5)		Non-equity Incentive Plan Compensation Long-Term(5)(6)		Change in Pension Value and Nonqualified Deferred Compensation Earnings(7)		All Other Compensation(8)	Total
Timothy J. Barrett	2021	$441,864	[9]	$—	$371,456	[10]	$96,642		$175,000		$38,740	$1,123,702
President and Chief Executive Officer	2020	393,822		713	89,673		106,455		534,000		39,354	1,164,017
	2019	379,052		—	100,379		151,666		469,000		31,808	1,131,905

Edward A. Hjerpe III(11)	2021	862,088		—	677,195		338,100		718,247		199,765	2,795,395
Former President and Chief Executive Officer	2020	930,413		—	305,212		383,502		1,883,000		110,028	3,612,155
	2019	892,931		—	351,171		524,069		1,693,000		116,859	3,578,030

Frank Nitkiewicz	2021	430,136		2,111	230,801		103,880		—	[12]	45,754	812,682
Executive Vice President and Chief Financial Officer	2020	423,317		—	96,389		120,862		1,567,000		49,539	2,257,107
	2019	407,441		—	107,897		173,041		1,662,000		47,616	2,397,995

Carol Hempfling Pratt	2021	400,166		—	214,720		96,642		183,000		35,696	930,224
Executive Vice President, General Counsel and Corporate Secretary	2020	393,822		711	89,673		106,455		578,000		39,723	1,208,384
	2019	379,052		—	100,379		155,927		502,000		37,657	1,175,015

Sean R. McRae	2021	332,092		—	178,193		80,202		89,000		30,020	709,507
Senior Vice President and Chief Information Officer	2020	326,828		—	74,418		293,045	[13]	401,000		33,369	1,128,660

Barry F. Gale	2021	295,804		—	158,722		67,217		122,000		26,166	669,909
Senior Vice President, Chief Human Resources Officer and Office of Minority and Women Inclusion Director

_______________________

(1)With the approval of the Compensation Committee and the non-objection of the FHFA, the Bank implemented the 2021 EIP, which provides for a current payment of 50 percent and deferral of 50 percent of the incentive compensation earned, rather than splitting the incentive compensation earned into a short-term award paid currently (50 percent) and a long-term award (50 percent) that was subject to the achievement of separate long-term goals, as provided in the 2020 EIP and 2019 EIP. Although the Deferred Award under the 2021 EIP is not payable to the named executive officers until after year end 2023, the amount deferred under the 2021 EIP is reported as non-equity incentive compensation (short term) in 2021. At the same time, the long-term award under the 2019 EIP is reported as non-equity incentive compensation (long term) in 2021, because it was paid in March 2022 and was not previously required to be reported in 2019, because it was subject to the achievement of long-term goals. The impact of the deferred amount under the 2021 EIP on the named executive officers’ “total compensation”, which our Compensation Committee determined was a meaningful analysis, in the above table is set forth in the following table:

Name	Salary	Bonus	Non-equity Incentive Plan Compensation Short-Term	Non-equity Incentive Plan Compensation Long-Term	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
Timothy J. Barrett
Excluding deferred amount	$441,864	$—	$185,728	$96,642	$175,000	$38,740	$937,974
Impact of deferred amount	—	—	185,728	—	—	—	185,728
Total	$441,864	$—	$371,456	$96,642	$175,000	$38,740	$1,123,702

Edward A. Hjerpe III(11)
Excluding deferred amount	$862,088	$—	$338,598	$338,100	$718,247	$199,765	$2,456,798
Impact of deferred amount	—	—	338,597	—	—	—	338,597
Total	$862,088	$—	$677,195	$338,100	$718,247	$199,765	$2,795,395

Frank Nitkiewicz
Excluding deferred amount	$430,136	$2,111	$115,401	$103,880	$—	$45,754	$697,282
Impact of deferred amount	—	—	115,400	—	—	—	115,400
Total	$430,136	$2,111	$230,801	$103,880	$—	$45,754	$812,682

Carol Hempfling Pratt
Excluding deferred amount	$400,166	$—	$107,360	$96,642	$183,000	$35,696	$822,864
Impact of deferred amount	—	—	107,360	—	—	—	107,360
Total	$400,166	$—	$214,720	$96,642	$183,000	$35,696	$930,224

Sean R. McRae
Excluding deferred amount	$332,092	$—	$89,097	$80,202	$89,000	$30,020	$620,411
Impact of deferred amount	—	—	89,096	—	—	—	89,096
Total	$332,092	$—	$178,193	$80,202	$89,000	$30,020	$709,507

Barry F. Gale
Excluding deferred amount	$295,804	$—	$79,361	$67,217	$122,000	$26,166	$590,548
Impact of deferred amount	—	—	79,361	—	—	—	79,361
Total	$295,804	$—	$158,722	$67,217	$122,000	$26,166	$669,909

(2)Amounts shown are not reduced to reflect the named executive officers' elections, if any, to defer receipt of salary into the Pentegra Defined Contribution Plan or the Thrift BEP. Amounts reflect adjustments to annual base salaries resulting from our biweekly payroll schedule in which employees, including the named executive officers, earn additional days of salary if the actual number of business days in the year exceeds 260.
(3)In 2021 Mr. Nitkiewicz received an additional bonus of $2,111 as a cash award for 30 years of service. In 2020, Mr. Barrett and Ms. Pratt received an additional bonus of $713 and $711, respectively, as a cash award for 10 years of service. The amount of these service awards is the same as would have been paid to any employee who completed the same number of years of service.
(4)    The amounts for 2021 reflect the total awards paid or deferred under the 2021 EIP for services performed during the year ended December 31, 2021, with 50 percent of that award paid in March 2022, and the remainder to be paid after year-end 2023 in an amount equal to the Deferred Award, subject to satisfaction of certain qualifiers detailed in Additional Conditions to Deferred Awards. The amounts for 2020 and 2019 represent the short-term awards paid under the 2020 EIP during 2021 in respect of service performed in 2020, and under the 2019 EIP during 2020 in respect of service performed in 2019. Both the 2020 EIP and the 2019 EIP included long-term awards (subject to achievement of long-term goals) in lieu of a Deferred Award.
(5)    In accordance with FHFA guidance, maximum total incentive opportunity, inclusive of annual and long-term awards, to be paid in a plan year cannot exceed 100% of the plan year’s base salary.
(6)    Represents amounts earned under the 2019 EIP for satisfying a level of achievement between threshold and target at December 31, 2021, a long-term goal based on our pre-assessment core return on capital stock (as such term is defined in the 2019 EIP and referred to in this report as the 2019 EIP core return on capital stock), which is explained further below in this footnote; amounts earned under the 2018 EIP for satisfying a level of achievement between threshold and target at December 31, 2020, a long-term goal based on our pre-assessment core return on capital stock (as such term is defined in the 2018 EIP and referred to in this report as the 2018 EIP core return on capital stock), which is explained further below in this footnote; and amounts earned under the 2017 EIP for satisfying at a level of achievement between target and excess level of achievement at December 31, 2019, a long-term goal based on our pre-assessment core return on capital stock (as such term is defined in the 2017 EIP and referred to in this report as the 2017 EIP core return on capital stock), which is explained further below in this footnote.
The 2017 EIP core return on capital stock is a measure of return on capital stock that excludes or adjusts the timing of recognition of the impact of AHP expenses, expenses of the HHNE and JNE initiatives, gains (losses) on debt retirement, net prepayment fees, net unrealized gains (or losses) attributable to changes in fair value, other-than-temporary impairment credit losses on private-label MBS, gains from the accretion of prior other-than-temporary impairment credit losses due to improvements in projected private-label MBS performance, and private-label MBS litigation settlement income. In addition, with the approval of the board of directors, we also adjusted the calculation of core return on capital stock by including unbudgeted voluntary pension contributions to the extent funded by current period litigation income and by excluding net gains on sales of private-label MBS. The difference between GAAP return on capital stock and this measure of return on capital stock is that GAAP return on capital stock does not provide for the adjustments described above, and core return on capital stock includes shares classified as mandatorily redeemable capital stock. Achievement of this goal was subject to compliance with our VaR and duration of equity limits for at least 10 of the 12 months of the year. We complied with these limits.
The 2018 EIP core return on capital stock was calculated as described above for the 2017 EIP core return on capital stock, except that the 2018 EIP core return on capital stock was also adjusted for interest expense on mandatorily redeemable capital stock and provision for credit losses on private-label MBS, and, with the approval of the board of directors, was also adjusted to include imputed amortization of net premiums on investments classified as trading securities.
The 2019 EIP core return on capital stock was calculated as described above for the 2018 EIP core return on capital stock.
The amounts paid under the 2019, 2018, and 2017 EIPs also reflect a payout based on the results of the long-term regulatory goal of those plans.
(7)    The amounts shown reflect the actuarial increase/decrease in the present value of the named executive officer's benefits under all pension plans established by us determined using interest-rate and mortality-rate assumptions consistent with those used in our financial statements. No amount of above market earnings on nonqualified deferred compensation is reported because above market rates are not possible under the Thrift BEP, the only such plan that we offer.
(8)    See Table 48 - Other Compensation for amounts, which include our match on employee contributions to the Thrift BEP and the Pentegra Defined Contribution Plan, insurance premiums paid by us with respect to supplemental life insurance, perquisites and, for Mr. Hjerpe payment of accrued but unused vacation time and payment for performance under separate agreement after his retirement.
(9)    Mr. Barrett’s base salary reflects his service as the Bank’s executive vice president and treasurer through November 30, 2021, at the base salary of $398,633, and his service as the Bank’s president and chief executive officer as of December 1, 2021, at the base salary of $870,000.

(10)    Reflecting his efforts in the leadership transition following the board of directors' August 2021 selection of Mr. Barrett as the Bank’s next president and chief executive officer, the Compensation Committee awarded Mr. Barrett a prorated 2021 incentive award based on (a) his salary and award opportunity as executive vice president and treasurer through August 31, 2021, and (b) his salary and award opportunity as if his tenure as president and chief executive officer had commenced on September 1, 2021, through December 31, 2021.
(11)    Mr. Hjerpe retired as the Bank’s president and chief executive officer effective November 30, 2021.
(12)    The change in pension values under the Pentegra Defined Benefit Plan and Pension BEP for Mr. Nitkiewicz decreased by $281,000 during 2021. In accordance with SEC guidance, the amount reported in the table is $0.
(13)    The 2020 non-equity incentive plan compensation long-term amount reflects the sum of Mr. McRae’s long-term award of $93,045 and additional award of $200,000. We had a performance award agreement with Mr. McRae that we entered in January 2018, for which he was paid an additional $200,000 in March 2021 for performance in the years 2018 to 2020. Our board of directors had determined that having the performance award agreement in place would be an incentive tool for Mr. McRae to ensure the effective and timely execution of key Bank technology strategic initiatives. The agreement provided us continuity of leadership and Mr. McRae’s expertise in, among other things, completing prioritized initiatives for the modernization and development of a strategic technology plan for implementation following the completion of the initial multi-year strategy. Payment was subject to the president’s discretion and approval of the board of directors, which was received. It was also conditioned on Mr. McRae’s being an active employee through the payment date in March 2021.

Table 48 - Other Compensation

Name	Year	Contributions to Defined Contribution Plans(1)	Insurance Premiums	Perquisites(2)	Other(3)	Total
Timothy J. Barrett	2021	$38,740	$—	$—	$—	$38,740
	2020	39,354	—	—	—	39,354
	2019	31,808	—	—	—	31,808

Edward A. Hjerpe III	2021	91,770	—	11,043	96,952	199,765
	2020	110,028	—	—	—	110,028
	2019	104,930	—	11,929	—	116,859

Frank Nitkiewicz	2021	38,756	6,998	—	—	45,754
	2020	43,024	6,515	—	—	49,539
	2019	41,531	6,085	—	—	47,616

Carol Hempfling Pratt	2021	35,696	—	—	—	35,696
	2020	39,723	—	—	—	39,723
	2019	37,657	—	—	—	37,657

Sean R. McRae	2021	30,020	—	—	—	30,020
	2020	33,369	—	—	—	33,369

Barry F. Gale	2021	26,166	—	—	—	26,166
_______________________
(1)    Amounts include our contributions to the Pentegra Defined Contribution Plan, as well as contributions to the Thrift BEP. Contributions to the Thrift BEP are also shown in Table 51 - Nonqualified Deferred Compensation below.
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
Participant deferrals are limited on an annual basis by Internal Revenue Code (IRC) rules. For 2021, the maximum elective deferral amount was $19,500 (or $26,000 per year for participants who attain or exceed age 50 in 2021), and the maximum matching contribution under the terms of the Pentegra Defined Contribution Plan was $17,400 (3 percent multiplied by two multiplied by the $290,000 IRC compensation limit).
A description of the Thrift BEP follows Table 51 - Nonqualified Deferred Compensation.
See Retirement and Deferred Compensation Plans above for a description of changes we are making to the Pentegra Defined Contribution Plan and the Thrift BEP.
(2)    Amounts for Mr. Hjerpe include the following perquisites: personal use of a Bank-owned vehicle, parking, reimbursement for mass transportation, spousal travel expenses, and travel memberships and subscriptions.
(3)    Amount for Mr. Hjerpe includes $79,452 paid for accrued but unused vacation time and $17,500 paid for performance under the Consulting Agreement between the Bank and Mr. Hjerpe dated December 1, 2021.

The following table shows the potential payouts for our non-equity incentive plan awards under the 2021 EIP, for our named executive officers:

Table 49 - Grants of Plan-Based Awards for Fiscal Year 2021

			Estimated Possible Payouts Under Non-equity Incentive Plan Awards (1)
Name	2021 EIP Award	Payout Date	Threshold	Target	Excess
Mr. Barrett(2)	Year-end Award	March 2022	$217,500	$326,250	$435,000
	Deferred Amount	After December 31, 2023	217,500	326,250	435,000
Mr. Hjerpe(3)	Year-end Award	March 2022	215,448	323,172	430,896
	Deferred Amount	After December 31, 2023	215,448	323,172	430,896
Mr. Nitkiewicz	Year-end Award	March 2022	64,273	107,122	149,971
	Deferred Amount	After December 31, 2023	64,273	107,122	149,971
Ms. Pratt	Year-end Award	March 2022	59,795	99,658	139,522
	Deferred Amount	After December 31, 2023	59,795	99,658	139,522
Mr. McRae	Year-end Award	March 2022	49,623	82,705	115,787
	Deferred Amount	After December 31, 2023	49,623	82,705	115,787
Mr. Gale	Year-end Award	March 2022	44,201	73,668	103,135
	Deferred Amount	After December 31, 2023	44,201	73,668	103,135
______________________
(1)    The estimated payouts for the Year-end Award and Deferred Amount each represent 50 percent of the total awards under the 2021 EIP that could have been earned by the respective named executive officer for 2021. The actual amounts awarded are reflected in Table 47 - Summary Compensation for 2021, 2020 and 2019. See Executive Incentive Plans above for further discussion of performance goals and plan payouts.
(2)    Reflecting his efforts in the leadership transition following the board of directors’s August 2021 selection of Mr. Barrett as the Bank’s next president chief executive officer, the Compensation Committee awarded Mr. Barrett a prorated 2021 incentive award based on (a) his salary and award opportunity as executive vice president and treasurer through August 31, 2021, and (b) his salary and award opportunity as if his tenure as president and chief executive officer had commenced on September 1, 2021, through December 31, 2021.
(3)    The Compensation Committee approved a pro-rata payment under the 2021 EIP for Mr. Hjerpe, who retired on November 30, 2021.

Retirement Plans

Table 50 - Pension Benefits

Name	Plan Name	No. of Years of Credited Service(1)		Present Value of Accumulated Benefit(2)	Payments During Year Ended December 31, 2021
Timothy J. Barrett	Pentegra Defined Benefit Plan	10.17		$894,000	$—
	Pension BEP	11.17		1,269,000	—
Edward A. Hjerpe III	Pentegra Defined Benefit Plan	29.75	(3)	2,731,000	—
	Pension BEP	12.58		—	(5,857,247)
Frank Nitkiewicz	Pentegra Defined Benefit Plan	29.83		2,737,000	—
	Pension BEP	30.83		5,252,000	—
Carol Hempfling Pratt	Pentegra Defined Benefit Plan	10.50		955,000	—
	Pension BEP	11.50		1,391,000	—
Sean R. McRae	Pentegra Defined Benefit Plan	6.67		536,000	—
	Pension BEP	7.67		715,000	—
Barry F. Gale	Pentegra Defined Benefit Plan	7.67		682,000	—
	Pension BEP	8.67		577,000	—
_______________________
(1)Equals number of years of credited service as of December 31, 2021.
(2)    See Part II — Item 8 — Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 14 — Employee Retirement Plans for a description of valuation methods and assumptions.
(3)    Number of years of credited service for the Pentegra Defined Benefit Plan includes 22.67 years of service at the Bank and 7.08 years of service at FIRSTFED AMERICA BANCORP, Inc., which entities are both participants in the Pentegra Defined Benefit Plan.

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

Benefits under the Pentegra Defined Benefit Plan are based on the participant's years of service and earnings, defined as base salary excluding the participant's voluntary contribution to the Thrift BEP, subject to the applicable U.S. IRC limits on annual earnings ($290,000 for 2021). In general, participants' benefits are calculated as 2.00 percent multiplied by the participant's years of benefit service multiplied by the high three-year average salary. Annual benefits provided under the plan are subject to IRC limits, which vary by age and benefit option selected. The regular form of benefit is a straight life annuity with a 12 times initial death benefit feature. Lump sum and other additional payout options are also available. Participants are eligible for a lump sum option beginning at age 45. Benefits are payable in the event of retirement, death, disability, or termination of employment if vested. Normal retirement is age 65, but a participant may elect early retirement as early as age 45. However, if a participant elects early retirement, the normal retirement benefit is reduced by an early retirement factor based on the participant's age when beginning early retirement. If the sum of the participant's age and vesting service at the time of termination of employment is at least 70, that is, the "Rule of 70," the benefit is reduced by an early retirement factor of one and a half percent per year for each year that payments commence before age 65. If age and vesting service do not equal at least 70, the benefit is reduced by a higher early retirement factor.

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

As discussed in Retirement and Deferred Compensation Plans, the Pension BEP was also frozen to newly hired employees as of January 1, 2021, and further benefit accruals will cease on January 1, 2024, for all employees, including the named executive officers. Total benefits payable under both the Pentegra Defined Benefit Plan and the Pension BEP are subject to an overall maximum annual benefit amount not to exceed a specified percentage of high three-year average salary as applicable as follows: Mr. Hjerpe and Mr. Barrett, 80 percent as presidents; Mr. Nitkiewicz and Ms. Pratt, 70 percent as executive vice presidents; and Mr. McRae and Mr. Gale, 65 percent as senior vice presidents. Our only named executive officer that has reached the maximum annual benefit amount is Mr. Nitkiewicz. All benefits payable under the Pension BEP are paid solely from either our general assets or from assets held in a rabbi trust subject to the claims of our creditors in the event of the Bank's insolvency. The Pension BEP requires that we contribute at least annually to any rabbi trust so established an amount to fund participant benefits on a plan termination basis and anticipated administrative, trust and investment advisory expenses that may be paid by the trust over the next 12 months. Retirement benefits from the Pentegra Defined Benefit Plan and the Pension BEP are not subject to any offset provision for Social Security benefits. See — Retirement and Deferred Compensation Plans for a description of changes we are making to the Pentegra Defined Benefit Plan and the Pension BEP.

Nonqualified Deferred Compensation

Table 51 - Nonqualified Deferred Compensation

Name	Executive Contributions in Year Ended December 31, 2021(1)	Our Contributions in Year Ended December 31, 2021(2)	Aggregate Earnings in Year Ended December 31, 2021	Aggregate Withdrawals/ Distributions	Aggregate Balance at December 31, 2021
Timothy J. Barrett	$10,380	$21,340	$7,483	$—	$295,785
Edward A. Hjerpe III	45,885	74,370	243,534	(2,118,411)	—
Frank Nitkiewicz	23,665	21,356	151,259	—	971,688
Carol Hempfling Pratt	31,577	18,296	221,997	—	1,273,980
Sean R. McRae	104,315	16,119	20,708	—	247,764
Barry F. Gale	4,328	8,766	17,524	—	152,312
_______________________
(1)Amounts are also reported as salary in Table 47 — Summary Compensation for 2021, 2020 and 2019.
(2)Amounts are also reported as contributions to defined contribution plans in Table 48 — Other Compensation.

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

Post-termination Payments

The following is a discussion of the policies and arrangements to which a named executive officer becomes subject upon certain termination events, with or without a change in control of the Bank. During 2021, all named executive officers were covered by the Bank’s severance policy and the Federal Home Loan Bank of Boston Executive Change in Control Severance Plan (Executive Severance Plan). In addition, Mr. Barrett is covered by an employment agreement. The severance policy, Executive Severance Plan and Mr. Barrett’s employment agreement are also discussed above in “Potential Payments upon Termination or Change in Control.” The Bank’s Executive Incentive Plans provide for payment to executives who are employed on the payment date and, subject to recommendation by our president and chief executive officer and review and approval by the Compensation Committee and the FHFA, whose employment has terminated prior to the payment date for death, disability or retirement. The terms cause, change in control, good reason, disability, retirement, and qualifying termination are defined in the respective policy, plan or agreement, as applicable.

Severance Policy

As chief executive officer, Mr. Barrett is eligible for 12 months of base pay under the severance policy. As executive officers, Mr. Nitkiewicz, Ms. Pratt, Mr. McRae, and Mr. Gale are eligible for a minimum of six months and a maximum of 12 months of base pay under the severance policy, depending on their tenure of employment. Severance payable to the executives in connection with a change in control is discussed in the Executive Severance Plan section below. All severance packages under the severance policy for executive officers, including the named executive officers, must have the approval of the chief executive officer and the Compensation Committee, and may also require the approval of the FHFA, prior to making any award under the severance policy.

Under our severance policy and based on status in the organization and tenure, for Mr. Barrett and Mr. Nitkiewicz, the payment amount is equal to 12 months' base salary, for Ms. Pratt, the payment amount is equal to approximately eleven months' base salary, for Mr. Gale, the payment is equal to approximately eight months’ base salary. and for Mr. McRae, the payment amount is equal to approximately seven months’ base salary, all based on annual salary in effect on December 31, 2021.

Employment Agreement with Mr. Barrett

Under the terms of the Employment Agreement with Mr. Barrett, in the event that the Bank terminates Mr. Barrett’s employment for any reason other than “cause” or “disability” as both are defined in the Employment Agreement, or upon Mr. Barrett’s termination of his employment for “good reason” as defined in the Employment Agreement, we have agreed to pay Mr. Barrett (a) one year of salary continuation paid pursuant to the Bank’s normal payroll schedule, (b) a pro rata payment of the short-term and deferred incentive opportunity at the “President” tier under the executive incentive plan in effect in the year of termination, calculated and payable under such plan as if he had met all employment-related requirements for payment as a retiree, (c) a payment of then-unpaid deferred incentive awards under prior executive incentive plans, calculated and payable under such plans at the time he would have received payment if he had remained employed by the Bank, and (d) certain healthcare replacement costs for a period of twelve months and other amounts required to be paid or provided under any other Bank plan, program, policy or practice or contract or agreement. As a condition to payment, Mr. Barrett must agree to execute a general release of claims. Any payments to Mr. Barrett under the employment agreement are in lieu of any severance payments that would otherwise be payable to him and may also require the approval of the FHFA.

Under the Employment Agreement, “cause” is defined as Mr. Barrett’s (a) failure to perform substantially his duties; (b) engaging in illegal or willful misconduct that is injurious to the Bank; (c) material violation of law or regulation applicable to the Bank or violation of the Bank’s written policies or guidelines; (d) engaging in any activity that results in a written request from the FHFA (or any other regulatory agency) requesting the Bank terminate Mr. Barrett’s employment; (e) indictment or conviction of, plea of guilty or nolo contendere, in connection with a felony or any type of crime involving fraud, theft, misappropriation, embezzlement, dishonesty, breach of trust, money laundering, or any form of moral turpitude; (f) receipt of written notice under 12 U.S.C. Section 4636a seeking removal or suspension of Mr. Barrett; (g) breach of fiduciary duty; (h) refusal to comply with a lawful directive from the board of directors; or (i) any material breach of the Employment Agreement.

Under the Employment Agreement, “good reason” is defined as, without the consent of Mr. Barrett, (a) a material diminution in salary; (b) a material diminution in title or authority; (c) relocation of the Bank’s headquarters more than 50 miles from its current location; or (d) the Bank’s material breach of the Employment Agreement.

Executive Severance Plan

We maintain an Executive Severance Plan that provides certain payments and benefits in the event of a qualifying termination following a change in control. The Executive Severance Plan applies to employees or officers who are designated by the Bank’s board of directors as participants and who execute a participation agreement in which the participants agree to certain protective covenants including a non-solicitation agreement. The Bank’s board designated Mr. Barrett, Mr. Nitkiewicz, Ms. Pratt, Mr. McRae, and Mr. Gale, in addition to certain other executive officers, as participants in the Executive Severance Plan and these officers all executed participation agreements. If a participant is eligible for severance benefits under the Executive Severance Plan and also for similar benefits under any other Bank plan, program, arrangement or agreement, the severance benefits under the Executive Severance Plan will be reduced on a dollar for dollar basis for the severance benefits available under such other plan, program, arrangement or agreement.

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

The severance payments and benefits to which the participant would be entitled include:

•Mr. Barrett would receive a cash payment equal to 2.99 times the sum of (i) the greater of his annual base salary determined at the time of the qualifying termination or 180 days prior to the change in control, and (ii) his long- and short-term incentive awards, calculated at target, for the year in which the qualifying termination of employment occurs.
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
•Participants would receive a lump sum cash payment for outplacement assistance in the amount of $25,000 for Mr. Barrett and $15,000 for the other named executive officers.
•Mr. Barrett would receive a lump sum cash payment equivalent to the Bank’s cost to maintain his health insurance coverage for 24 months, and the other named executive officers would each receive a lump sum cash payment equivalent to the Bank’s cost to maintain their health insurance coverage for 18 months.

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

Executive Incentive Plan

Under the 2021, 2020, and 2019 Executive Incentive Plans, the named executive officers must be employed by the Bank on the payment date of an incentive award in order to be paid such award. Subject to recommendation of our president and chief executive officer, approval of the Compensation Committee, and review of the FHFA, if required, if a named executive officer’s employment had terminated in 2021 for death or disability or after becoming retirement-eligible and providing a minimum of six months' advance notice to the Bank, such officer may be paid: (i) a pro-rata portion of the 2021 short-term award if they completed six months of service during 2021, and (ii) a 2020 and 2019 long-term award, with such awards to be paid at the same time they would have been paid if the executive’s employment had not terminated. To be retirement-eligible, a named executive officer must be either eligible for normal retirement or satisfy the Rule of 70 (counting only service earned with the FHLBank System) under the Pentegra Defined Benefit Plan.

Potential Payments Upon Termination

The table below shows amounts triggered upon the termination events identified below for the named executive officers assuming a termination of employment and, as applicable, a change in control as of the close of business on December 31, 2021, and does not include amounts that are not payable or otherwise forfeited upon a for cause termination or certain non-retirement terminations. In these circumstances, other than legally required amounts such as accrued salary, no additional amounts would be payable and rights to incentive or deferred compensation would be forfeited. The amounts listed below also do not include payments from the Thrift BEP or the Pension BEP. Amounts payable from the Pension BEP may be found in Table 50 - Pension Benefits. Account balances for the Thrift BEP may be found in Table 51 - Nonqualified Deferred Compensation.

Table 52 - Cash Payments on Termination

	Severance	Incentive Compensation(4)(5)	All Other Compensation(6)	Total Post Termination Payment & Benefit Value
Timothy J. Barrett
Bank initiated (not for cause) termination of employee without a change in control(1)	$870,000	$581,280	$19,977	$1,471,257
Bank initiated (not for cause) termination of employee or good reason termination by employee due to change in control(2)(3)	4,552,275	581,280	64,953	5,198,508
Retirement	—	581,280	—	581,280
Death and Disability	—	581,280	—	581,280
Frank Nitkiewicz
Bank initiated (not for cause) termination of employee without a change in control(1)	428,488	440,639	—	869,127
Bank initiated (not for cause) termination of employee or good reason termination by employee due to change in control(3)	1,285,464	440,639	44,965	1,771,068
Retirement	—	440,639	—	440,639
Death and Disability	—	440,639	—	440,639
Carol Hempfling Pratt
Bank initiated (not for cause) termination of employee without a change in control(1)	330,690	409,937	—	740,627
Bank initiated (not for cause) termination of employee or good reason termination by employee due to change in control(3)	1,195,899	409,937	47,328	1,653,164
Retirement	—	409,937	—	409,937
Death and Disability	—	409,937	—	409,937
Sean R. McRae
Bank initiated (not for cause) termination of employee without a change in control(1)	155,929	—	—	155,929
Bank initiated (not for cause) termination of employee or good reason termination by employee due to change in control(3)	992,460	89,097	53,159	1,134,716
Retirement	—	—	—	—
Death and Disability	—	340,202	—	340,202
Barry F. Gale
Bank initiated (not for cause) termination of employee without a change in control(1)	185,869	298,806	—	484,675
Bank initiated (not for cause) termination of employee or good reason termination by employee due to change in control(3)	884,013	298,806	44,965	1,227,784
Retirement	—	298,806	—	298,806
Death and Disability	—	298,806	—	298,806
_______________________
(1)    Under our severance policy and based on status in the organization and tenure for Mr. Barrett and Mr. Nitkiewicz the “Severance” amount payable is equal to 12 months' base salary, for Ms. Pratt the amount payable is equal to approximately eleven months' base salary, and for Mr. McRae the amount payable is equal to approximately seven months’ base salary, for Mr. Gale the amount payable is equal to approximately eight months’ base salary all based on annual salary in effect on December 31, 2021.
(2)    The aggregate amount due to Mr. Barrett under his Employment Agreement and the Executive Severance Plan, assuming a December 31, 2021 termination, would have been subject to the change in control excise tax under Section 4999 of the Code. However, the amount actually payable to Mr. Barrett would not have been limited to the 280G safe harbor level, as doing so would not have resulted in a higher after-tax payment. No tax gross-up payments would apply.
(3)    “Severance” payments for involuntary termination without cause due to a change in control or for a resignation for good reason due to a change in control that are made under our Executive Severance Plan are in lieu of, not in addition to, the severance benefit payments under our severance policy or, for Mr. Barrett, his employment agreement. Amounts shown for “Severance” payable under the Executive Severance Plan are a multiple, 2.99 for Mr. Barrett and 2.00 for the other named executive officers, of the total of (i) base salary in effect on December 31, 2021 and (ii) target incentive awards under our

2021 EIP. Mr. Nitkiewicz, Ms. Pratt, Mr. McRae, and Mr. Gale would not have been subject to the change in control excise tax under Section 4999 of the IRC. In no event would tax gross-up payments apply.
(4)    Because Mr. Barrett, Mr. Nitkiewicz, Ms. Pratt, and Mr. Gale were retirement-eligible as of December 31, 2021, amounts shown for incentive compensation payable to them under each of the applicable termination scenarios in the table includes such officers’ actual 2021 annual incentive compensation award as well as their 2021 Deferred Award and long-term incentive compensation awards under the 2020, and 2019 Executive Incentive Plans. All of such awards are also included in the row entitled “Death and Disability” for Mr. McRae. However, because Mr. McRae was not retirement-eligible as of December 31, 2021, he would not have been entitled to any incentive compensation upon retirement, or upon a Bank-initiated (not for cause) termination without a change in control. Upon a Bank-initiated (not for cause) termination or good reason termination by employee due to change in control, Mr. McRae would have been entitled to incentive compensation only equal to his actual 2021 annual incentive compensation award, and not any long-term award under the 2020 or 2019 Executive Incentive Plans.
(5)    Long-term incentive awards under the 2019 EIP are the actual awards that were paid in March 2022. Long-term incentive awards under the 2020 EIP, which will be payable in March 2023, are based on currently estimated performance as of December 31, 2021, for the core return on capital stock goal, and a current estimate by the Bank’s chief risk officer for the regulatory goal.
(6)    “All Other Compensation” includes the following amounts payable under the Executive Severance Plan to named executive officers: (i) a payment to each officer equivalent to what it would have cost the Bank to maintain such officer’s health insurance coverage for a number of months, 24 months for Mr. Barrett and 18 months for the other named executive officers, and (ii) a payment for outplacement services of $25,000 for Mr. Barrett and $15,000 for the other named executive officers.

Pay Ratio

For the year ended December 31, 2021, the ratio of the annual total compensation of our median employee (the Median Employee, identified in the manner described below) to the annual total compensation of our chief executive officer is 18:1. To determine this ratio, total compensation of the Median Employee for 2021 was calculated in the same manner as total compensation of our chief executive officer as of October 1, 2021 (Mr. Hjerpe) as presented in Table 47 — Summary Compensation for 2021, 2020, and 2019. For 2021, this includes both (i) the entire award under the 2021 EIP, although 50 percent of that award is deferred and will not be paid until after year end 2023, and (ii) the long term award under the 2019 EIP, which was paid in March 2022.

As noted in footnote 1 to Table 47 — Summary Compensation for 2021, 2020, and 2019, our Compensation Committee believes it is also helpful to view 2021 compensation of our named executive officers excluding the amount deferred under the 2021 EIP. Under this approach, the ratio of the annual total compensation of the Median Employee to our chief executive officer would be 16:1. We believe that this ratio is more comparable to the ratios we have disclosed in prior years, because previously, only the long-term award under a prior year’s EIP was included in the president and chief executive officer’s compensation. The change in the 2021 EIP from the prior structure resulted in the inclusion in 2021 compensation of both the long-term award under the 2019 EIP (which was subject to additional goals and therefore was not reported as compensation in 2019) and a deferred award in 2021, which is included as compensation in the year earned rather than the year paid.

For both the Median Employee and chief executive officer, compensation includes, among other things, amounts attributable to the change in pension value, which varies based on an employee's age, tenure at the Bank, and salary increases and can fluctuate greatly from year to year as a result of a change in interest rates, as occurred in 2021, and the employer match on employee contributions to the Pentegra Defined Contribution Plan (401(k) plan), which varies based on an employee's contributions to the 401(k) plan and an employee's tenure at the Bank. For 2021, the total annual compensation of the Median Employee was $161,901 and the annualized total compensation of the chief executive officer at the time of the calculation was $2,878,706. With respect to calculating the annual total compensation for our chief executive officer for a year in which the Bank had multiple chief executive officers, the Bank annualized the amount reported as total compensation in Table 47 – Summary Compensation for 2021, 2020, and 2019 for the chief executive officer as of the date of the October 1, 2021 calculation (Mr. Hjerpe).

The Median Employee is the employee whose compensation is the median of the annual total compensation of all our employees other than the chief executive officer. We identified the Median Employee by computing for each of the full-time and part-time employees who were employed by the Bank on October 1, 2021, excluding the chief executive officer, the sum of (i) the 2021 salary of each employee as of October 1, 2021 and (ii) the 2020 incentive compensation paid to that employee in March 2021, and ranking the sums for all such employees (a list of 183 employees as of October 1, 2021) from lowest to highest. The Bank identified the Median Employee using this compensation measure, which was applied consistently to all our employees included in the calculation.

Director Compensation

In 2021, we paid members of the board of directors fees for each board and committee meeting that they attended and a quarterly retainer fee. FHFA regulations permit the payment of reasonable director compensation, and such compensation is subject to the FHFA's oversight. We are a cooperative and our capital stock may only be held by current and former members, so we do not provide compensation to our directors in the form of stock or stock options. The 2020 and 2021 Director Compensation Policies provide payments for attendance at board and committee meetings and retainers paid in arrears at the end of each quarter. The policies provide for maximums on total director compensation and potential reduction based on attendance and performance.

The amounts to be paid or paid to the members of the board of directors for attendance at board and committee meetings and for quarterly retainers for the years ended December 31, 2022 and 2021, along with the annual maximum compensation amounts are detailed in the following table:

Table 53 - Director Compensation

	2022	2021
Fee per board meeting:
Chair of the board	$11,500	$11,500
Vice chair of the board and committee chairs	9,500	9,500
All other board members	8,500	8,500
Fee per committee meeting	2,500	2,500
Fee for telephonic attendance	1,500	1,500

Quarterly Retainer Fees
Chair of the board	11,250	11,250
Vice chair of the board and committee chairs	10,000	10,000
All other board members	8,750	8,750

Annual maximum compensation amounts:
Chair of the board	137,500	137,500
Vice chair of the board and committee chairs	117,500	117,500
All other board members	107,500	107,500

The Bank will also pay or reimburse directors for expenses related to the directors’ attendance at board meetings.

The aggregate amounts earned or paid to individual members of the board of directors for attendance at board and committee meetings and quarterly retainer fees during 2021 are detailed in the following table:

Table 54 - 2021 Director Compensation

Fees Earned or Paid in Cash
Martin J. Geitz, Chairman in 2021	$137,500
Donna L. Boulanger, Vice Chairwoman in 2021	117,500
Joan Carty	117,500
Eric Chatman	117,500
Patrick E. Clancy	107,500
Thomas J. Curry	107,500
Dwight M. Davidsen	107,500
Cornelius K. Hurley	117,500
Antoinette C. Lazarus	107,500
Edward F. Manzi, Jr.	107,500
John W. McGeorge	117,500
Emil J. Ragones	117,500
Michael R. Tuttle	117,500
John C. Witherspoon	117,500
Richard E. Wyman, Jr.	107,500
$1,722,500

Directors may elect to defer the receipt of meeting fees (including all compensation payable under the Director Compensation Policy) pursuant to the Thrift BEP, although there is no Bank-matching contribution for such deferred fees. For additional information on the Thrift BEP, see — Retirement and Deferred Compensation Plans above. FHFA regulations permit the payment or reimbursement of reasonable expenses incurred by directors in performing their duties, and in accordance with those regulations, we have adopted a policy governing such payment and reimbursement of expenses. Such paid and reimbursed board of director expenses aggregated to $95 thousand for the year ended December 31, 2021.

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

We do not offer any compensation plan under which our equity securities are authorized for issuance. Members, former members, and successors to former members, including affiliated institutions under common control of a single holding company, holding five percent or more of our outstanding capital stock as of February 28, 2022, are noted in Table 55.

Table 55 - Stockholders Holding Five Percent or More of Outstanding Capital Stock
(dollars in thousands)

Member Name	Address	Capital Stock	Percent of Total Capital Stock
Massachusetts Mutual Life Insurance Company	1295 State Street, Springfield, MA 01111	$95,500	9.78%

Additionally, due to the fact that a majority of our board of directors is elected from our membership, these member directors serve as officers or directors of members that own our capital stock. Table 56 provides capital stock outstanding as of February 28, 2022, to members whose officers or directors serve as our directors.

Table 56 - Capital Stock Outstanding to Members whose Officers or Directors serve on our Board of Directors
(dollars in thousands)

Member Name	City, State	Capital Stock	Percent of Total Capital Stock
Citizens Bank, N.A.	Providence, RI	$18,226	1.87%
Envision Bank	Quincy, MA	2,940	0.30
Northfield Savings Bank	Berlin, VT	2,540	0.26
Ion Bank	Naugatuck, CT	2,068	0.21
Meredith Village Savings Bank	Meredith, NH	1,823	0.19
Merrimack County Savings Bank	Concord, NH	1,329	0.14
Skowhegan Savings Bank	Skowhegan, ME	1,107	0.11
Fidelity Co-Operative Bank	Fitchburg, MA	914	0.09
Depositors Insurance Fund	Woburn, MA	782	0.08
Savings Bank of Walpole	Walpole, NH	614	0.06
North Brookfield Savings Bank	North Brookfield, MA	542	0.06
Total stock ownership by members whose officers or directors serve as directors of the Bank		$32,885	3.37%

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

For the year ended December 31, 2021, the review and approval of transactions with related persons was governed by our Conflict of Interest Policy for Bank Directors (the Conflict Policy), our Code of Ethics and Business Conduct and our Related Persons Transaction Policy, each of which are in writing. Under the Conflict Policy, each director is required to disclose to the board of directors all actual or potential conflicts of interest, including any personal financial interest that he or she has, as well as such interests of any immediate family member or business associate of the director known to the director, in any matter to be considered by the board of directors or in which another person does, or proposes to do, business with the Bank. Following such disclosure, the board is empowered to determine whether an actual conflict exists. In the event the board determines the existence of a conflict with respect to any matter, the affected director is required to be recused from all further considerations relating to that matter. The Conflict Policy is administered by the Governance Committee of the board of directors.

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

FHFA Regulations Regarding Independence

The FHFA regulations on director independence standards prohibit an individual from serving as a member of the board of directors' Audit Committee if he or she has one or more disqualifying relationships with us or our management that would interfere with the exercise of that individual's independent judgment. Disqualifying relationships considered by the board are: employment with the Bank at any time during the last five years; acceptance of compensation from us other than for service as a director; being a consultant, advisor, promoter, underwriter, or legal counsel for the Bank at any time within the last five years; and being an immediate family member of an individual who is or who has been within the past five years, a Bank executive officer. The board assesses the independence of each director who serves on the Audit Committee under the FHFA's regulations on these independence standards. As of March 18, 2022, all of our directors serving on the board of directors' Audit Committee were independent under these criteria.

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

After applying the NYSE independence standards, the board determined that, as of March 18, 2022, all of our independent (that is, nonmember) directors are independent, including Directors Carty, Chatman, Clancy, Curry, Lazarus, Ragones, and Russell. Based upon the fact that each member director is an officer or director of an institution that is a member of the Bank (and thus is an equity holder in the Bank), that each such institution routinely engages in transactions with us, and that such transactions occur frequently and are encouraged, the board of directors has determined that for the present time it would conclude that none of the member directors meets the independence criteria under the NYSE independence standards.

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

The board of directors has a standing Audit Committee and a standing Compensation Committee. For the reasons noted above, the board of directors determined that none of the current member directors on these committees, including Directors Boulanger (ex officio), Davidsen, Manzi, Parent, Tuttle, Witherspoon, and Wyman, are independent under the NYSE standards for these committees. The board determined that all of the independent directors on these committees, including Directors Curry, Lazarus, Ragones, and Russell, are independent under the NYSE independence standards for these committees.

The board of directors also determined that Director Lazarus is the "Audit Committee financial expert" within the meaning of the SEC rules, and further determined that as of March 18, 2022, is independent under NYSE standards. As stated above, the board of directors determined that each director on the Audit Committee is independent under the FHFA's regulations applicable to the board of directors' Audit Committee. In addition, the board of directors also assessed the independence of the members of its Audit Committee under Rule 10A-3. In order to be considered independent under Rule 10A-3, a member of the Audit Committee may not, other than in his or her capacity as a member of the Board or any other Board Committee (i) accept any consulting, advisory, or other compensation from us or (ii) be an affiliated person of the Bank. As of March 18, 2022, all members of our Audit Committee were independent under these criteria.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table sets forth the aggregate fees billed by PwC for professional services rendered in connection with the audit of our financial statements for 2021 and 2020, as well as the fees billed by PwC for audit-related and other services rendered by PwC to us during 2021 and 2020.

Table 57 - Principal Accounting Fees and Services
(dollars in thousands)

	Year Ended December 31,
	2021	2020
Audit fees(1)	$965	$933
Audit-related fees(2)	61	58
All other fees	2	3
Tax fees	—	—
Total	$1,028	$994
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

The Audit Committee selects our independent registered public accounting firm and preapproves all audit services to be provided by it to us. The Audit Committee also reviews and preapproves all audit-related and non-audit-related services rendered by the independent registered public accounting firm in accordance with the Audit Committee's charter. In its review of these services and related fees and terms, the Audit Committee considers, among other things, the possible effect of the performance of such services on the independence of our independent registered public accounting firm.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES
a) Financial Statements
Our financial statements are set forth under Part II — Item 8 — Financial Statements and Supplementary Data of this report on Form 10-K.

b) Financial Statement Schedule
None.

c) Exhibits

Number	Exhibit Description	Reference
3.1	Restated Organization Certificate of the Federal Home Loan Bank of Boston	Exhibit 3.1 to our Registration Statement on Form 10 filed with the SEC on October 31, 2005
3.2	By-laws of the Federal Home Loan Bank of Boston	Exhibit 3.2 to our Form 8-K filed with the SEC on April 24, 2019
4.1	Amended and Restated Capital Plan of the Federal Home Loan Bank of Boston	Exhibit 99.1 to our Form 8-K filed with the SEC on December 1, 2021
4.2	Description of Capital Stock	Filed within this Form 10-K
10.1	The Federal Home Loan Bank of Boston Pension Benefit Equalization Plan effective January 1, 2009, as amended on April 15, 2009 *	Exhibit 10.1.3 to our Second Quarter 2009 Form 10-Q filed with the SEC on August 12, 2009
10.1.1	First Amendment to the Federal Home Loan Bank of Boston Pension Benefit Equalization Plan effective September 1, 2009 *	Exhibit 10.2 to our Third Quarter 2009 Form 10-Q filed with the SEC on November 12, 2009
10.1.2	Second Amendment to the Federal Home Loan Bank of Boston Pension Benefit Equalization Plan effective December 21, 2012 *	Exhibit 10.1.2 to our 2012 Form 10-K filed with the SEC on March 26, 2013
10.1.3	Third Amendment to the Federal Home Loan Bank of Boston Pension Benefit Equalization Plan effective June 30, 2014 *	Exhibit 10.1 to our Second Quarter 2014 Form 10-Q filed with the SEC on August 8, 2014
10.1.4	Fourth Amendment to the Federal Home Loan Bank of Boston Pension Benefit Equalization Plan effective January 1, 2021 *	Exhibit 10.1 to our Form 8-K filed with the SEC on December 1, 2020
10.2.1	The Federal Home Loan Bank of Boston Thrift Benefit Equalization Plan (as amended and restated effective January 1, 2017) *	Exhibit 10.2.6 to our 2017 Form 10-K filed with the SEC on March 16, 2018
10.2.2	First Amendment to the Federal Home Loan Bank of Boston Thrift Benefit Equalization Plan effective January 1, 2021 *	Exhibit 10.2 to our Form 8-K filed with the SEC on December 1, 2020
10.3.1	The Federal Home Loan Bank of Boston 2020 Executive Incentive Plan * +	Exhibit 10.1 to our First Quarter 2020 10-Q filed with the SEC on May 14, 2020
10.3.2	The Federal Home Loan Bank of Boston 2021 Executive Incentive Plan * ∝	Exhibit 10.1 to our Form 8-K filed with the SEC on April 21, 2021
10.4	MPF Consolidated Interbank Agreement dated as of July 22, 2016	Exhibit 10.1 to our Third Quarter 2016 Form 10-Q filed with the SEC on November 10, 2016
10.5	Executive Change in Control Severance Plan, effective November 7, 2018 *	Exhibit 10.5 to our 2018 Form 10-K filed with the SEC on March 22, 2019
10.6	Lease between the Federal Home Loan Bank of Boston and BP Prucenter Acquisition LLC	Exhibit 10.1 to our Form 8-K filed with the SEC on October 27, 2010
10.7	Mortgage Partnership Finance Services Agreement dated August 15, 2007 between the Federal Home Loan Bank of Boston and the Federal Home Loan Bank of Chicago	Exhibit 10 to our Third Quarter 2007 Form 10-Q filed with the SEC on November 9, 2007
10.8	Amended and Restated Federal Home Loan Banks P&I Funding and Contingency Plan Agreement, effective as of January 1, 2017, by and among the Office of Finance and each of the Federal Home Loan Banks	Exhibit 10.8.1 to our 2016 Form 10-K filed with the SEC on March 24, 2017

10.9	The Federal Home Loan Bank of Boston 2021 Director Compensation Policy *	Exhibit 10.1 to our Form 8-K filed with the SEC on October 30, 2020
10.9.1	The Federal Home Loan Bank of Boston 2022 Director Compensation Policy *	Exhibit 10.1 to our Form 8-K filed with the SEC on October 22, 2021
10.10	Joint Capital Enhancement Agreement, among the Federal Home Loan Banks as amended August 5, 2011	Exhibit 99.1 to our Form 8-K filed with the SEC on August 5, 2011
10.11	Severance Policy, as adopted March 23, 2012 and as amended as of October 19, 2018 *	Exhibit 10.13 to our 2018 Form 10-K filed with the SEC on March 22, 2019
10.12	The Federal Home Loan Bank of Boston Split-Dollar Insurance Termination Agreement between Frank Nitkiewicz and the Federal Home Loan Bank of Boston dated May 24, 2005 *	Exhibit 10.14 to our 2016 Form 10-K filed with the SEC on March 24, 2017
10.14	Employment Agreement between Federal Home Loan Bank of Boston and Timothy J. Barrett, dated October 21, 2021	Exhibit 10.1 to our Form 8-K/A filed with the SEC on October 25, 2021
31.1	Certification of the president and chief executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed within this Form 10-K
31.2	Certification of the chief financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed within this Form 10-K
32.1	Certification of the president and chief executive officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed within this Form 10-K
32.2	Certification of the chief financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed within this Form 10-K
101.INS	XBRL Instance Document	The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document	Filed within this Form 10-K
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	Filed within this Form 10-K
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	Filed within this Form 10-K
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	Filed within this Form 10-K
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	Filed within this Form 10-K
104	The cover page of the Bank’s Annual report on Form 10-K, formatted in Inline XBRL	Included within the exhibit 101 attachments
* Management contract or compensatory plan.
+ Confidential treatment has been granted as to portions of this exhibit.
∝ Portions of this exhibit have been omitted.

ITEM 16. FORM 10-K SUMMARY

Not applicable

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date	FEDERAL HOME LOAN BANK OF BOSTON (Registrant)
March 18, 2022	By:	/s/	Timothy J. Barrett
Timothy J. Barrett President and Chief Executive Officer
March 18, 2022	By:	/s/	Frank Nitkiewicz
Frank Nitkiewicz Executive Vice President, Chief Operating Officer and Chief Financial Officer
March 18, 2022	By:	/s/	Brian G. Donahue
Brian G. Donahue Senior Vice President, Controller and Chief Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

March 18, 2022	By:	/s/	Donna L. Boulanger
Donna L. Boulanger Director
March 18, 2022	By:	/s/	Joan Carty
Joan Carty Director
March 18, 2022	By:	/s/	Eric Chatman
Eric Chatman Director
March 18, 2022	By:	/s/	Patrick E. Clancy
Patrick E. Clancy Director
March 18, 2022	By:	/s/	Thomas J. Curry
Thomas J. Curry Director
March 18, 2022	By:	/s/	Dwight M. Davidsen
Dwight M. Davidsen Director
March 18, 2022	By:	/s/	Antoinette C. Lazarus
Antoinette C. Lazarus Director
March 18, 2022	By:	/s/	Edward F. Manzi, Jr.
Edward F. Manzi, Jr. Director

March 18, 2022	By:	/s/	William M. Parent
William M. Parent Director
March 18, 2022	By:	/s/	Emil J. Ragones
Emil J. Ragones Director
March 18, 2022	By:	/s/	David J. Rotatori
David J. Rotatori Director
March 18, 2022	By:	/s/	E. Macey Russell
E. Macey Russell Director
March 18, 2022	By:	/s/	Michael R. Tuttle
Michael R. Tuttle Director
March 18, 2022		/s/	John C. Witherspoon
John C. Witherspoon Director
March 18, 2022	By:	/s/	Richard E. Wyman, Jr.
Richard E. Wyman, Jr. Director