Form 10-Q
period 2022-03-31
Federal Home Loan Bank of Boston
filed 2022-05-12
CIK 1331463

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
––––––––––––––––––––––––––––––––––––––––––––––––––––

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
OR
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

Shares outstanding as of April 30, 2022
Class B Stock, par value	$100	12,062,427

Federal Home Loan Bank of Boston
Form 10-Q

PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

FEDERAL HOME LOAN BANK OF BOSTON STATEMENTS OF CONDITION (dollars and shares in thousands, except par value) (unaudited)
	March 31, 2022	December 31, 2021
ASSETS
Cash and due from banks	$202,883	$204,993
Interest-bearing deposits	45,160	85,153
Securities purchased under agreements to resell	1,400,000	800,000
Federal funds sold	2,166,000	1,944,000
Investment securities:
Trading securities	1,232	501,867
Available-for-sale securities	13,113,049	12,895,987
Held-to-maturity securities (a)	123,877	145,492
Total investment securities	13,238,158	13,543,346
Advances	11,816,428	12,340,020
Mortgage loans held for portfolio, net of allowance for credit losses of $1,600 and $1,700 at March 31, 2022, and December 31, 2021, respectively	2,998,682	3,120,159
Accrued interest receivable	61,383	68,360
Derivative assets, net	410,500	378,532
Other assets	56,468	60,729
Total Assets	$32,395,662	$32,545,292
LIABILITIES
Deposits
Interest-bearing	$762,269	$833,007
Non-interest-bearing	41,114	51,025
Total deposits	803,383	884,032
Consolidated obligations (COs):
Bonds	26,070,923	26,613,032
Discount notes	2,878,513	2,275,320
Total consolidated obligations	28,949,436	28,888,352
Mandatorily redeemable capital stock	13,418	13,562
Accrued interest payable	62,014	60,968
Affordable Housing Program (AHP) payable	78,531	70,503
Derivative liabilities, net	29,273	38,944
Other liabilities	47,820	57,920
Total liabilities	29,983,875	30,014,281
Commitments and contingencies (Note 13)
CAPITAL
Capital stock – Class B – putable ($100 par value), 9,295 shares and 9,536 shares issued and outstanding at March 31, 2022, and December 31, 2021, respectively	929,482	953,638
Retained earnings:
Unrestricted	1,202,685	1,179,986
Restricted	368,420	368,420
Total retained earnings	1,571,105	1,548,406
Accumulated other comprehensive (loss) income	(88,800)	28,967
Total capital	2,411,787	2,531,011
Total Liabilities and Capital	$32,395,662	$32,545,292
_______________________________________
(a)   Fair values of held-to-maturity securities were $125,414 and $148,068 at March 31, 2022, and December 31, 2021, respectively.

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF BOSTON STATEMENTS OF OPERATIONS (dollars in thousands) (unaudited)
	For the Three Months Ended March 31,
	2022	2021
INTEREST INCOME
Advances	$33,993	$49,552
Prepayment fees on advances, net	914	7,733
Interest-bearing deposits	160	84
Securities purchased under agreements to resell	171	124
Federal funds sold	814	614
Investment securities:
Trading securities	534	17,308
Available-for-sale securities	44,733	22,995
Held-to-maturity securities	596	767
Total investment securities	45,863	41,070
Mortgage loans held for portfolio	21,528	25,137
Total interest income	103,443	124,314
INTEREST EXPENSE
Consolidated obligations:
Bonds	43,900	61,601
Discount notes	607	2,402
Total consolidated obligations	44,507	64,003
Deposits	22	25
Mandatorily redeemable capital stock	69	24
Other borrowings	3	4
Total interest expense	44,601	64,056
NET INTEREST INCOME	58,842	60,258
Reduction of provision for credit losses	(100)	(1,226)
NET INTEREST INCOME AFTER REDUCTION OF PROVISION FOR CREDIT LOSSES	58,942	61,484
OTHER INCOME (LOSS)
Loss on early extinguishment of debt	(432)	(3,425)
Service fees	2,552	2,696
Net losses on trading securities	(635)	(14,843)
Net losses on derivatives	(673)	(848)
Other, net	254	657
Total other income (loss)	1,066	(15,763)
OTHER EXPENSE
Compensation and benefits	11,239	10,238
Other operating expenses	6,419	5,852
Federal Housing Finance Agency (the FHFA)	1,089	957
Office of Finance	503	1,089
AHP voluntary contribution	8,525	3,076
Other	1,298	1,301
Total other expense	29,073	22,513
INCOME BEFORE ASSESSMENTS	30,935	23,208
AHP assessments	3,100	2,323
NET INCOME	$27,835	$20,885

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF BOSTON STATEMENTS OF COMPREHENSIVE INCOME (dollars in thousands) (unaudited)
	For the Three Months Ended March 31,
	2022	2021
Net income	$27,835	$20,885
Other comprehensive (loss) income:
Net unrealized losses on available-for-sale securities	(141,286)	(1,919)
Net unrealized gains relating to hedging activities	23,496	6,743
Pension and postretirement benefits	23	260
Total other comprehensive (loss) income	(117,767)	5,084
Comprehensive (loss) income	$(89,932)	$25,969

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF BOSTON STATEMENTS OF CAPITAL THREE MONTHS ENDED MARCH 31, 2022 and 2021 (dollars and shares in thousands) (unaudited)

	Capital Stock Class B – Putable		Retained Earnings			Accumulated Other Comprehensive (Loss) Income
	Shares	Par Value	Unrestricted	Restricted	Total		Total Capital
BALANCE, DECEMBER 31, 2020	12,672	$1,267,172	$1,130,222	$368,420	$1,498,642	$16,139	$2,781,953
Comprehensive income			20,885	—	20,885	5,084	25,969
Proceeds from issuance of capital stock	398	39,837					39,837
Repurchase of capital stock	(1,253)	(125,344)					(125,344)
Cash dividends on capital stock			(5,351)		(5,351)		(5,351)
BALANCE, MARCH 31, 2021	11,817	$1,181,665	$1,145,756	$368,420	$1,514,176	$21,223	$2,717,064

BALANCE, DECEMBER 31, 2021	9,536	$953,638	$1,179,986	$368,420	$1,548,406	$28,967	$2,531,011
Comprehensive income			27,835	—	27,835	(117,767)	(89,932)
Proceeds from issuance of capital stock	1,219	121,860					121,860
Repurchase of capital stock	(1,460)	(146,016)					(146,016)
Cash dividends on capital stock			(5,136)		(5,136)		(5,136)
BALANCE, MARCH 31, 2022	9,295	$929,482	$1,202,685	$368,420	$1,571,105	$(88,800)	$2,411,787

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF BOSTON STATEMENTS OF CASH FLOWS (dollars in thousands) (unaudited)
	For the Three Months Ended March 31,
	2022	2021
OPERATING ACTIVITIES
Net income	$27,835	$20,885
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and (accretion)/amortization	(19,111)	2,473
Reduction of provision for credit losses	(100)	(1,226)
Change in net fair-value adjustments on derivatives and hedging activities	701,734	189,286
Loss on early extinguishment of debt	432	3,425
Other adjustments, net	768	585
Net change in:
Market value of trading securities	635	14,843
Accrued interest receivable	6,977	5,166
Other assets	2,654	(2,884)
Accrued interest payable	1,046	(265)
Other liabilities	(2,266)	(8,584)
Total adjustments	692,769	202,819
Net cash provided by operating activities	720,604	223,704

INVESTING ACTIVITIES
Net change in:
Interest-bearing deposits	(574,908)	(134,261)
Securities purchased under agreements to resell	(600,000)	(750,000)
Federal funds sold	(222,000)	1,042,000
Trading securities:
Proceeds	500,000	450,300
Available-for-sale securities:
Proceeds	256,204	283,675
Purchases	(1,225,092)	(3,494,387)
Held-to-maturity securities:
Proceeds	22,021	15,398
Advances to members:
Repaid	13,981,077	12,349,062
Originated	(13,558,193)	(10,378,308)
Mortgage loans held for portfolio:
Proceeds	161,799	379,118
Purchases	(43,961)	(181,267)
Other investing activities, net	(91)	(163)
Net cash used in investing activities	(1,303,144)	(418,833)

FEDERAL HOME LOAN BANK OF BOSTON STATEMENTS OF CASH FLOWS — (Continued) (dollars in thousands) (unaudited)
	For the Three Months Ended March 31,
	2022	2021
FINANCING ACTIVITIES
Net change in deposits	(80,649)	(800)
Net payments on derivatives with a financing element	53,923	54,222
Net proceeds from issuance of consolidated obligations:
Discount notes	36,250,813	92,132,220
Bonds	2,091,461	5,420,550
Payments for maturing and retiring consolidated obligations:
Discount notes	(35,647,840)	(95,082,922)
Bonds	(2,057,831)	(3,906,102)
Bonds transferred to other FHLBanks	—	(173,984)
Payment of financing lease	(11)	(11)
Proceeds from issuance of capital stock	121,860	39,837
Payments for repurchase of capital stock	(146,016)	(125,344)
Payments for redemption of mandatorily redeemable capital stock	(144)	(118)
Cash dividends paid	(5,136)	(5,348)
Net cash provided by (used in) financing activities	580,430	(1,647,800)
Net decrease in cash and due from banks	(2,110)	(1,842,929)
Cash and due from banks at beginning of the period	204,993	2,050,028
Cash and due from banks at end of the period	$202,883	$207,099
Supplemental disclosures:
Interest paid	$51,546	$70,972
AHP payments	$3,243	$4,753
Noncash transfers of mortgage loans held for portfolio to other assets	$200	$—

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF BOSTON
NOTES TO FINANCIAL STATEMENTS

Note 1 — Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information. In the opinion of management, all adjustments considered necessary have been included. All such adjustments consist of normal recurring accruals. The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. The results of operations for interim periods are not necessarily indicative of the results to be expected for the year ending December 31, 2022. These interim financial statements do not include all the information and footnotes required by GAAP for complete annual financial statements and accordingly should be read in conjunction with the Federal Home Loan Bank of Boston's audited financial statements and related notes in our Annual Report on Form 10-K for the year ended December 31, 2021, filed with the Securities and Exchange Commission (the SEC) on March 18, 2022 (the 2021 Annual Report). Unless otherwise indicated or the context requires otherwise, all references in this discussion to “the Bank,” "we," "us," "our," or similar references mean the Federal Home Loan Bank of Boston.

Note 2 — Recently Issued and Adopted Accounting Guidance

Effective Beginning in 2020

Facilitation of the Effects of Reference Rate Reform on Financial Reporting. On March 12, 2020, the Financial Accounting Standards Board (FASB) released temporary optional guidance that provides transition relief for reference rate reform. The guidance contains optional expedients and exceptions for applying GAAP to contract modifications, hedging relationships, and other transactions that reference the London Interbank Offered Rate (LIBOR) or a reference rate that is expected to be discontinued as a result of reference rate reform if certain criteria are met. This standard was effective upon issuance and the provisions generally can be applied prospectively as of January 1, 2020, through December 31, 2022.

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

Note 3 — Investments

Interest-Bearing Deposits, Securities Purchased under Agreements to Resell, and Federal Funds Sold

We invest in interest-bearing deposits, securities purchased under agreements to resell, and federal funds sold to provide short-term liquidity. These investments are generally transacted with counterparties that have received, or whose guarantors have received, a credit rating of triple-B or greater (investment grade) by a nationally recognized statistical rating organization (NRSRO), or the equivalent. At March 31, 2022, and December 31, 2021, none of these investments were made to counterparties or, if applicable, guaranteed by entities rated below single-A.

Securities purchased under agreements to resell are short-term and are structured such that they are evaluated daily to determine if the market value of the underlying securities decreases below the market value required as collateral (i.e. subject to collateral maintenance provisions). If so, the counterparty must place an amount of additional securities as collateral or remit an equivalent amount of cash sufficient to comply with collateral maintenance provisions, generally by the next business day. Based upon the collateral held as security and collateral maintenance provisions with our counterparties, we determined that no allowance for credit losses was needed for our securities purchased under agreements to resell at March 31, 2022, and December 31, 2021.

Federal funds sold are unsecured loans that are transacted on an overnight term or short-term basis. FHFA regulations include a limit on the amount of unsecured credit we may extend to a counterparty. All investments in interest-bearing deposits and federal funds sold outstanding as of March 31, 2022, and December 31, 2021, have been repaid according to the contractual terms. No allowance for credit losses was recorded for these assets at March 31, 2022, and December 31, 2021.

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

Trading Securities

Table 3.1 - Trading Securities by Major Security Type
(dollars in thousands)

	March 31, 2022	December 31, 2021
Corporate bonds	$1,232	$1,442
U.S. Treasury obligations	—	500,425
Total	$1,232	$501,867

Table 3.2 - Net Losses on Trading Securities
(dollars in thousands)

	For the Three Months Ended March 31,
	2022	2021
Net losses on trading securities held at period end	$(210)	$(13,382)
Net losses on trading securities sold or matured during the period	(425)	(1,461)
Net losses on trading securities	$(635)	$(14,843)

We do not participate in speculative trading practices and typically hold these investments over a longer time horizon.

Available-for-sale Securities

Table 3.3 - Available-for-Sale Securities by Major Security Type
(dollars in thousands)

	March 31, 2022
		Amounts Recorded in Accumulated Other Comprehensive Income
	Amortized Cost (1)	Unrealized Gains	Unrealized Losses	Fair Value
U.S. Treasury obligations	$5,531,093	$110	$(19,407)	$5,511,796
State housing-finance-agency obligations (HFA securities)	63,330	—	(1,886)	61,444
Supranational institutions	386,593	19	(6,330)	380,282
U.S. government-owned corporations	298,720	—	(23,246)	275,474
Government-sponsored enterprises (GSE)	120,324	—	(6,207)	114,117
	6,400,060	129	(57,076)	6,343,113
Mortgage-backed securities (MBS)
U.S. government guaranteed – single-family	20,753	6	(732)	20,027
U.S. government guaranteed – multifamily	538,813	—	(1,920)	536,893
GSE – single-family	998,750	1,396	(15,272)	984,874
GSE – multifamily	5,237,946	46,688	(56,492)	5,228,142
	6,796,262	48,090	(74,416)	6,769,936
Total	$13,196,322	$48,219	$(131,492)	$13,113,049

	December 31, 2021
		Amounts Recorded in Accumulated Other Comprehensive Income
	Amortized Cost (1)	Unrealized Gains	Unrealized Losses	Fair Value
U.S. Treasury obligations	$5,081,536	$3,380	$(370)	$5,084,546
HFA securities	63,330	2	(1,067)	62,265
Supranational institutions	409,337	96	(5,668)	403,765
U.S. government-owned corporations	325,567	—	(18,703)	306,864
GSE	130,143	—	(3,671)	126,472
	6,009,913	3,478	(29,479)	5,983,912
MBS
U.S. government guaranteed – single-family	21,435	100	—	21,535
U.S. government guaranteed – multifamily	541,238	219	(52)	541,405
GSE – single-family	1,093,890	9,945	(121)	1,103,714
GSE – multifamily	5,171,498	99,119	(25,196)	5,245,421
	6,828,061	109,383	(25,369)	6,912,075
Total	$12,837,974	$112,861	$(54,848)	$12,895,987
_______________________
(1)    Amortized cost of available-for-sale securities includes adjustments made to the cost basis of an investment for accretion, amortization, collection of cash, and fair-value hedge accounting adjustments. Amortized cost excludes accrued interest receivable of $26.3 million and $31.6 million at March 31, 2022, and December 31, 2021, respectively.

Table 3.4 - Available-for-Sale Securities in a Continuous Unrealized Loss Position
(dollars in thousands)

	March 31, 2022
	Continuous Unrealized Loss Less than 12 Months		Continuous Unrealized Loss 12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury obligations	$4,816,846	$(17,102)	$451,289	$(2,305)	$5,268,135	$(19,407)
HFA securities	12,167	(43)	49,277	(1,843)	61,444	(1,886)
Supranational institutions	—	—	366,493	(6,330)	366,493	(6,330)
U.S. government-owned corporations	—	—	275,474	(23,246)	275,474	(23,246)
GSE	—	—	114,117	(6,207)	114,117	(6,207)
	4,829,013	(17,145)	1,256,650	(39,931)	6,085,663	(57,076)

MBS
U.S. government guaranteed – single-family	19,226	(732)	—	—	19,226	(732)
U.S. government guaranteed – multifamily	536,893	(1,920)	—	—	536,893	(1,920)
GSE – single-family	856,508	(15,272)	—	—	856,508	(15,272)
GSE – multifamily	3,142,634	(56,492)	—	—	3,142,634	(56,492)
	4,555,261	(74,416)	—	—	4,555,261	(74,416)
Total	$9,384,274	$(91,561)	$1,256,650	$(39,931)	$10,640,924	$(131,492)

	December 31, 2021
	Continuous Unrealized Loss Less than 12 Months		Continuous Unrealized Loss 12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury obligations	$1,212,443	$(370)	$—	$—	$1,212,443	$(370)
HFA securities	—	—	50,053	(1,067)	50,053	(1,067)
Supranational institutions	—	—	389,180	(5,668)	389,180	(5,668)
U.S. government-owned corporations	—	—	306,864	(18,703)	306,864	(18,703)
GSE	—	—	126,472	(3,671)	126,472	(3,671)
	1,212,443	(370)	872,569	(29,109)	2,085,012	(29,479)
MBS
U.S. government guaranteed – multifamily	187,437	(52)	—	—	187,437	(52)
GSE – single-family	93,020	(121)	—	—	93,020	(121)
GSE – multifamily	1,507,051	(25,196)	—	—	1,507,051	(25,196)
	1,787,508	(25,369)	—	—	1,787,508	(25,369)
Total	$2,999,951	$(25,739)	$872,569	$(29,109)	$3,872,520	$(54,848)

Table 3.5 - Available-for-Sale Securities by Contractual Maturity
(dollars in thousands)

	March 31, 2022		December 31, 2021
Year of Maturity	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$27,000	$26,680	$27,000	$26,780
Due after one year through five years	2,290,850	2,282,513	1,898,894	1,898,308
Due after five years through 10 years	3,706,802	3,687,743	3,674,762	3,671,798
Due after 10 years	375,408	346,177	409,257	387,026
	6,400,060	6,343,113	6,009,913	5,983,912
MBS (1)	6,796,262	6,769,936	6,828,061	6,912,075
Total	$13,196,322	$13,113,049	$12,837,974	$12,895,987
_______________________
(1)    MBS are not presented by contractual maturity because their expected maturities will likely differ from contractual maturities because borrowers of the underlying loans may have the right to call or prepay obligations with or without call or prepayment fees.

Held-to-Maturity Securities

Table 3.6 - Held-to-Maturity Securities by Major Security Type
(dollars in thousands)

	March 31, 2022
	Amortized Cost(1)	Gross Unrecognized Holding Gains	Gross Unrecognized Holding Losses	Fair Value
MBS
U.S. government guaranteed – single-family	$4,073	$74	$—	$4,147
GSE – single-family	119,804	1,709	(246)	121,267
Total	$123,877	$1,783	$(246)	$125,414

	December 31, 2021
	Amortized Cost(1)	Gross Unrecognized Holding Gains	Gross Unrecognized Holding Losses	Fair Value
MBS
U.S. government guaranteed – single-family	$4,320	$88	$—	$4,408
GSE – single-family	141,172	2,605	(117)	143,660
Total	$145,492	$2,693	$(117)	$148,068
_______________________
(1)    Amortized cost of held-to-maturity securities includes adjustments made to the cost basis of an investment for accretion, amortization, and collection of cash. Amortized cost excludes accrued interest receivable of $182 thousand and $200 thousand at March 31, 2022, and December 31, 2021, respectively.

Gains and Losses on Sales. We compute gains and losses on sales of investment securities using the specific identification method and include these gains and losses in other income (loss). The following table summarizes the proceeds from sale and gains and losses on sales of securities for the three months ended March 31, 2022 and 2021.

Table 3.7 - Proceeds and Gains (Losses) from Sales of Investment Securities

(dollars in thousands)

	For the Three Months Ended March 31,
	2022	2021
Available-for-Sale Securities
Proceeds from sale	$142,733	$—
Amortized cost	142,735	—

Gross realized gains from sale	$124	$—
Gross realized losses from sale	(126)	—
Realized net loss from sale	$(2)	$—

Held-to-Maturity Securities(1)
Proceeds from sale	$10,405	$—
Carrying value	10,385	—

Gross realized gains from sale	$22	$—
Gross realized losses from sale	(2)	—
Realized net gain from sale	$20	$—
_______________________
(1)    Held-to-maturity securities sold had less than 15 percent of the acquired principal outstanding at the time of sale. Such sales are treated as maturities for the purposes of security classification. The sale does not impact our ability and intent to hold the remaining investments classified as held-to-maturity through their stated maturity dates.

Allowance for Credit Losses on Available-for-Sale Securities and Held-to-Maturity Securities

We evaluate available-for-sale and held-to-maturity investment securities for credit losses on a quarterly basis. Our available-for-sale and held-to-maturity securities are principally debt securities of GSE or U.S. government-owned corporations, supranational institutions, and state or local housing finance agency obligations, and MBS issued by Ginnie Mae, Freddie Mac, and Fannie Mae that are backed by single-family or multifamily mortgage loans. We only purchase investment-grade securities. At March 31, 2022, and December 31, 2021, all available-for-sale securities and held-to-maturity securities were rated single-A, or above, by an NRSRO, based on the lowest long-term credit rating for each security.

We evaluate individual available-for-sale securities for impairment by comparing the security’s fair value to its amortized cost. Impairment may exist when the fair value of the investment is less than its amortized cost (i.e. in an unrealized loss position). At March 31, 2022, certain available-for-sale securities were in an unrealized loss position. These losses are considered temporary as we expect to recover the entire amortized cost basis on these available-for-sale investment securities and we neither intend to sell these securities nor do we consider it more likely than not that we will be required to sell these securities before the anticipated recovery of each security's remaining amortized cost basis. Further, we have not experienced any material payment defaults on the instruments. Based on our assessment of the creditworthiness of the issuers or guarantors, no allowance for credit losses was recorded on available-for-sale securities at March 31, 2022, and December 31, 2021.

We evaluate held-to-maturity securities for impairment on a collective or pooled basis unless an individual assessment is deemed necessary because the securities do not possess similar risk characteristics. We have not experienced and do not anticipate any material payment defaults on these securities. Based on our assessment of the creditworthiness of the issuers or guarantors, no allowance for credit losses was recorded on held-to-maturity securities at March 31, 2022, and December 31, 2021.

Note 4 — Advances

General Terms. At March 31, 2022, and December 31, 2021, we had advances outstanding with interest rates ranging from 0.00 percent to 6.23 percent and 0.00 percent to 7.72 percent, respectively.

Table 4.1 - Advances Outstanding by Year of Contractual Maturity
(dollars in thousands)

	March 31, 2022		December 31, 2021
	Amount	Weighted Average Rate	Amount	Weighted Average Rate
Overdrawn demand-deposit accounts	$—	—%	$64	0.60%
Due in one year or less	4,568,712	0.95	5,064,776	0.76
Due after one year through two years	1,373,263	2.08	1,354,297	2.26
Due after two years through three years	1,816,649	1.65	1,541,076	1.64
Due after three years through four years	1,624,702	1.44	2,173,238	1.43
Due after four years through five years	1,053,462	1.26	1,310,971	1.07
Due after five years through fifteen years	1,456,648	2.14	871,692	2.11
Thereafter	31,404	1.31	31,591	1.33
Total par value	11,924,840	1.43%	12,347,705	1.28%
Discounts	(33,966)		(34,926)
Fair value of bifurcated derivatives (1)	4,982		11,890
Hedging adjustments	(79,428)		15,351
Total (2)	$11,816,428		$12,340,020
_________________________
(1)    At March 31, 2022, and December 31, 2021, we had certain advances with embedded features that met the requirements to be separated from the host contract and designated as stand-alone derivatives.
(2)    Excludes accrued interest receivable of $19.3 million and $16.3 million at March 31, 2022, and December 31, 2021, respectively.

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

Table 4.2 - Advances Outstanding by Year of Contractual Maturity or Next Call Date
(dollars in thousands)

	March 31, 2022	December 31, 2021
Overdrawn demand-deposit accounts	$—	$64
Due in one year or less	5,630,287	6,116,251
Due after one year through two years	1,163,263	1,354,297
Due after two years through three years	1,683,974	1,249,001
Due after three years through four years	1,511,302	2,106,238
Due after four years through five years	466,262	632,271
Due after five years through fifteen years	1,438,348	857,992
Thereafter	31,404	31,591
Total par value	$11,924,840	$12,347,705

We currently hold putable advances that provide us with the right to require repayment prior to maturity of the advance (and thereby extinguish the advance) on predetermined exercise dates (put dates). Generally, we would exercise the put options when interest rates increase relative to contractual rates.

Table 4.3 - Advances Outstanding by Year of Contractual Maturity or Next Put Date
(dollars in thousands)

	March 31, 2022	December 31, 2021
Overdrawn demand-deposit accounts	$—	$64
Due in one year or less	5,349,162	6,088,201
Due after one year through two years	1,078,063	908,797
Due after two years through three years	1,453,899	1,497,076
Due after three years through four years	1,545,202	1,709,313
Due after four years through five years	1,044,962	1,277,471
Due after five years through fifteen years	1,422,148	835,192
Thereafter	31,404	31,591
Total par value	$11,924,840	$12,347,705

Table 4.4 - Advances by Current Interest Rate Terms
(dollars in thousands)

	March 31, 2022	December 31, 2021
Fixed-rate	$10,197,965	$9,998,766
Variable-rate	1,726,875	2,348,939
Total par value	$11,924,840	$12,347,705

Credit Risk Exposure and Security Terms. Our advances are primarily made to member financial institutions, including commercial banks, insurance companies, savings institutions, and credit unions. We manage our credit exposure to secured member credit products through an integrated approach that generally includes establishing a credit limit for each borrower. This approach includes an ongoing review of each borrower's financial condition, and collateral and lending policies that are intended to limit risk of loss while balancing borrowers' needs for a reliable source of funding. For additional information on credit risk exposure and security terms see Part II — Item 8 — Financial Statements and Supplementary Data — Note 6 — Advances in the 2021 Annual Report.

Using a risk-based approach and taking into consideration each borrower's financial strength, we consider the types and level of collateral to be the primary indicator of credit quality on our credit products. At March 31, 2022, and December 31, 2021, we had rights to collateral, on a borrower-by-borrower basis, with an estimated value in excess of our outstanding extensions of credit.

We continue to evaluate and make changes to our collateral guidelines based on market conditions. At March 31, 2022, and December 31, 2021, none of our advances were past due, on nonaccrual status, or considered impaired. In addition, there were no troubled debt restructurings related to advances during the years ended March 31, 2022, and December 31, 2021.

Based upon the collateral held as security, our credit extension and collateral policies, management's credit analysis, and the repayment history on advances, we have not recorded any allowance for credit losses on our advances at March 31, 2022, and December 31, 2021.

Prepayment Fees.

Table 4.5 - Advances Prepayment Fees
(dollars in thousands)

	For the Three Months Ended March 31,
	2022	2021
Prepayment fees received from borrowers	$923	$9,417
Hedging fair-value adjustments on prepaid advances	9	(457)
Net premiums associated with prepaid advances	(18)	(1,227)
Advance prepayment fees recognized in income, net	$914	$7,733

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

Table 5.1 - Mortgage Loans Held for Portfolio
(dollars in thousands)

	March 31, 2022	December 31, 2021
Real estate
Fixed-rate 15-year single-family mortgages	$262,606	$278,393
Fixed-rate 20- and 30-year single-family mortgages	2,692,561	2,793,682
Premiums	45,284	48,043
Discounts	(1,748)	(671)
Deferred derivative gains, net	1,579	2,412
Total mortgage loans held for portfolio(1)	3,000,282	3,121,859
Less: allowance for credit losses	(1,600)	(1,700)
Total mortgage loans, net of allowance for credit losses	$2,998,682	$3,120,159
________________________
(1)    Excludes accrued interest receivable of $15.2 million and $15.7 million at March 31, 2022, and December 31, 2021, respectively.

Table 5.2 - Mortgage Loans Held for Portfolio by Collateral/Guarantee Type
(dollars in thousands)

	March 31, 2022	December 31, 2021
Conventional mortgage loans	$2,773,688	$2,880,354
Government mortgage loans	181,479	191,721
Total par value	$2,955,167	$3,072,075

Credit-Enhancements. Our allowance for credit losses factors in the credit-enhancements associated with conventional mortgage loans under the MPF program. These credit-enhancements apply after the homeowner's equity is exhausted and can include primary and/or supplemental mortgage insurance or other kinds of credit-enhancement. The credit risk analysis of our conventional loans is performed at the individual master commitment level to determine the credit-enhancements available to recover losses on loans under each individual master commitment. For additional information on credit enhancements see Part II — Item 8 — Financial Statements and Supplementary Data — Note 7 — Mortgage Loans Held for Portfolio — Credit-Enhancements in the 2021 Annual Report.

Payment Status of Mortgage Loans. Payment status is a key credit quality indicator for conventional mortgage loans and allows us to monitor borrower performance. A past due loan is one where the borrower has failed to make a full payment of principal and interest within 30 days of its due date. Other delinquency statistics include nonaccrual loans and loans in process of foreclosure. Tables 5.3 and 5.4 present the payment status for conventional mortgage loans and other delinquency statistics for all mortgage loans at March 31, 2022, and December 31, 2021.

Table 5.3 - Credit Quality Indicator for Conventional Mortgage Loans
(dollars in thousands)

	March 31, 2022
	Year of Origination
Payment Status at Amortized Cost(1)	Prior to 2018	2018 to 2022	Total
Past due 30-59 days delinquent	$9,463	$6,734	$16,197
Past due 60-89 days delinquent	3,049	2,644	5,693
Past due 90 days or more delinquent	11,169	5,703	16,872
Total past due	23,681	15,081	38,762
Total current loans	1,310,779	1,465,766	2,776,545
Total conventional mortgage loans	$1,334,460	$1,480,847	$2,815,307

	December 31, 2021
	Year of Origination
Payment Status at Amortized Cost(1)	Prior to 2017	2017 to 2021	Total
Past due 30-59 days delinquent	$7,719	$8,053	$15,772
Past due 60-89 days delinquent	3,312	2,660	5,972
Past due 90 days or more delinquent	11,932	9,196	21,128
Total past due	22,963	19,909	42,872
Total current loans	1,153,115	1,730,438	2,883,553
Total conventional mortgage loans	$1,176,078	$1,750,347	$2,926,425
_________________________
(1)    Amortized cost excludes accrued interest receivable.

Table 5.4 - Other Delinquency Statistics of Mortgage Loans
(dollars in thousands)

	March 31, 2022
	Amortized Cost in Conventional Mortgage Loans	Amortized Cost in Government Mortgage Loans	Total
In process of foreclosure (1)	$1,200	$808	$2,008
Serious delinquency rate (2)	0.61%	1.80%	0.68%
Past due 90 days or more still accruing interest	$—	$3,331	$3,331
Loans on nonaccrual status (3)	$17,148	$—	$17,148

	December 31, 2021
	Amortized Cost in Conventional Mortgage Loans	Amortized Cost in Government Mortgage Loans	Total
In process of foreclosure (1)	$786	$935	$1,721
Serious delinquency rate (2)	0.74%	2.24%	0.83%
Past due 90 days or more still accruing interest	$—	$4,383	$4,383
Loans on nonaccrual status (3)	$21,529	$—	$21,529
_______________________
(1)    Includes loans where the decision of foreclosure or similar alternative such as pursuit of deed-in-lieu of foreclosure has been reported.
(2)    Loans that are 90 days or more past due or in the process of foreclosure expressed as a percentage of the recorded investment in the total loan portfolio class.
(3)    As of March 31, 2022, and December 31, 2021, $7.9 million and $11.8 million, respectively, of conventional mortgage loans on nonaccrual status did not have an associated allowance for credit losses because these loans were either charged off or the fair value of the underlying collateral, including any credit enhancements, is greater than the amortized cost of the loans.

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

Table 5.5 presents a roll forward of the allowance for credit losses on conventional mortgage loans for the three months ended March 31, 2022, and 2021.

Table 5.5 - Allowance for Credit Losses on Conventional Mortgage Loans
(dollars in thousands)

	For the Three Months Ended March 31,
	2022	2021
Allowance for credit losses (1)
Balance, beginning of year	$1,700	$3,100
Recoveries	—	26
Reduction of provision for credit losses	(100)	(1,226)
Balance, end of period	$1,600	$1,900
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

The servicer provides and maintains insurance or a guarantee from the applicable government agency. The servicer is responsible for compliance with all government agency requirements and for obtaining the benefit of the applicable insurance or guaranty with respect to defaulted government-guaranteed mortgage loans. Any losses incurred on these loans that are not recovered from the insurer or guarantor are absorbed by the related servicer. Therefore, we only have credit risk for these loans if the servicer fails to pay for losses not covered by insurance or guarantees, but in such instances we would have recourse against the servicer for such failure. Due to government guarantees or insurance on our government loans, there is no allowance for credit losses for the government mortgage loan portfolio as of March 31, 2022, and December 31, 2021. Additionally, government mortgage loans are not placed on nonaccrual status due to the government guarantee or insurance on these loans and the contractual obligation of the loan servicers to repurchase their related loans when certain criteria are met.

Note 6 — Derivatives and Hedging Activities

Table 6.1 - Fair Value of Derivative Instruments
(dollars in thousands)

	March 31, 2022			December 31, 2021
	Notional Amount of Derivatives	Derivative Assets	Derivative Liabilities	Notional Amount of Derivatives	Derivative Assets	Derivative Liabilities
Derivatives designated as hedging instruments
Interest-rate swaps	$30,538,149	$1,467	$(740,352)	$26,589,956	$362	$(163,457)
Forward-start interest-rate swaps	1,391,000	—	(1,701)	1,391,000	48	(428)
Total derivatives designated as hedging instruments	31,929,149	1,467	(742,053)	27,980,956	410	(163,885)

Derivatives not designated as hedging instruments
Interest-rate swaps	329,800	—	(6,576)	900,425	3,440	(13,663)
CO bond firm commitments	35,000	133	—	55,000	54	(30)
Mortgage-delivery commitments (1)	9,889	86	(13)	3,164	68	—
Total derivatives not designated as hedging instruments	374,689	219	(6,589)	958,589	3,562	(13,693)
Total notional amount of derivatives	$32,303,838			$28,939,545
Total derivatives before netting and collateral adjustments		1,686	(748,642)		3,972	(177,578)
Netting adjustments and cash collateral, including related accrued interest (2)		408,814	719,369		374,560	138,634
Derivative assets and derivative liabilities		$410,500	$(29,273)		$378,532	$(38,944)
_______________________
(1)    Mortgage-delivery commitments are classified as derivatives with changes in fair value recorded in other income.
(2)    Amounts represent the effect of master-netting agreements intended to allow us to settle positive and negative positions with the same counterparty. Cash collateral posted, including accrued interest, was $1.1 billion and $513.2 million at March 31, 2022, and December 31, 2021, respectively. The change in cash collateral posted is included in the net change in interest-bearing deposits in the statement of cash flows.

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

Table 6.2 - Net Gains (Losses) on Fair Value Hedging Relationships
(dollars in thousands)

	For the Three Months Ended March 31, 2022
	Advances	Available-for-sale Securities	CO Bonds
Total interest income (expense) in the statements of operations	$33,993	$44,733	$(43,900)

Gains (losses) on hedging relationships
Changes in fair value:
Derivatives	$95,849	$636,682	$(569,233)
Hedged items	(94,496)	(622,340)	569,710
Net changes in fair value before price alignment interest	1,353	14,342	477
Price alignment interest(1)	(22)	(51)	2
Net interest settlements on derivatives(2)(3)	(9,926)	(37,391)	26,791
Net (losses) gains on qualifying hedging relationships	(8,595)	(23,100)	27,270
Amortization/accretion of discontinued hedging relationships	(263)	—	502
Net (losses) gains on derivatives and hedging activities recorded in net interest income	$(8,858)	$(23,100)	$27,772

	For the Three Months Ended March 31, 2021
	Advances	Available-for-sale Securities	CO Bonds
Total income (expense) in the statements of operations	$49,552	$22,995	$(61,601)

Gains (losses) on hedging relationships
Changes in fair value:
Derivatives	$41,861	$256,503	$(104,519)
Hedged items	(40,858)	(248,939)	104,755
Net changes in fair value before price alignment interest	1,003	7,564	236
Price alignment interest(1)	15	49	(3)
Net interest settlements on derivatives(2)(3)	(15,825)	(21,937)	7,470
Net (losses) gains on qualifying hedging relationships	(14,807)	(14,324)	7,703
Amortization/accretion of discontinued hedging relationships	(699)	—	912
Net (losses) gains on derivatives and hedging activities recorded in net interest income	$(15,506)	$(14,324)	$8,615
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

Table 6.3 - Net Gains (Losses) on Cash Flow Hedging Relationships
(dollars in thousands)

	For the Three Months Ended March 31,
	2022	2021
Forward-start interest rate swaps - CO Bonds
Losses reclassified from accumulated other comprehensive loss into interest expense	$(1,438)	$(1,557)
Gains recognized in other comprehensive income	22,058	5,186

For the three months ended March 31, 2022 and 2021, there were no reclassifications from accumulated other comprehensive (loss) income into earnings as a result of the discontinuance of cash-flow hedges because the original forecasted transactions were not expected to occur by the end of the originally specified time period or within a two-month period thereafter. As of March 31, 2022, the maximum length of time over which we are hedging our exposure to the variability in future cash flows for forecasted transactions is nine years.

As of March 31, 2022, the amount of deferred net losses on derivatives accumulated in other comprehensive loss related to cash flow hedges expected to be reclassified to earnings during the next 12 months is $5.2 million.

Table 6.4 - Cumulative Basis Adjustments for Fair-Value Hedges
(dollars in thousands)

	March 31, 2022
Line Item in Statement of Condition	Amortized Cost of Hedged Asset/ Liability(1)	Basis Adjustments for Active Hedging Relationships Included in Amortized Cost	Basis Adjustments for Discontinued Hedging Relationships Included in Amortized Cost	Cumulative Amount of Fair Value Hedging Basis Adjustments
Advances	$3,104,342	$(88,020)	$8,592	$(79,428)
Available-for-sale securities	11,555,994	(406,401)	—	(406,401)
Consolidated obligation bonds	14,527,974	(745,339)	31,093	(714,246)
_______________________
(1)    Includes only the amortized cost of hedged items in fair-value hedging relationships.

Table 6.5 - Net Gains and Losses on Derivatives and Hedging Activities
(dollars in thousands)

	For the Three Months Ended March 31,
	2022	2021
Derivatives not designated as hedging instruments:
Economic hedges:
Interest-rate swaps	$(521)	$(186)
CO Bond firm commitments	521	19
Mortgage-delivery commitments	(673)	(686)
Total net losses related to derivatives not designated as hedging instruments	(673)	(853)

Other(1)	—	5

Net losses on derivatives and hedging activities	$(673)	$(848)
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

Table 6.6 - Impact of Variation Margin for Cleared Derivatives on the Statement of Cash Flows
(dollars in thousands)

	Increase (decrease) on Cash Flow Statement
	For the Three Months Ended March 31,
	2022	2021
Operating activity - net change in derivatives and hedging activities	$700,104	$188,472
Financing activity - net payments on derivatives with a financing element	65,795	65,545
Total variation margin received on cleared derivatives	$765,899	$254,017

Managing Credit Risk on Derivatives.
We enter into derivatives that we clear (cleared derivatives) with a derivatives clearing organization (DCO), our counterparty for such derivatives. We also enter into derivatives that are not cleared (uncleared derivatives) under master-netting agreements. Currently derivatives that contain any optionality are not eligible for clearing. Accordingly, such derivatives, including the derivatives used to hedge issuance of callable CO bonds, are executed with our uncleared derivatives counterparties. Certain of our uncleared derivatives master-netting agreements contain provisions that require us to post additional collateral with our uncleared derivatives counterparties if our credit ratings are lowered. Under the terms that govern such agreements, if our credit rating is lowered by Moody's or S&P to a certain level, we are required to deliver additional collateral on uncleared derivatives. In the event of a split between such credit ratings, the lower rating governs. The aggregate fair value of all uncleared derivatives with these provisions that were in a net-liability position (before cash collateral and related accrued interest) at March 31, 2022, was $711.5 million for which we had delivered collateral with a post-haircut value of $733.9 million in accordance with the terms of the master-netting agreements. Securities collateral is subject to valuation haircuts in accordance with the terms of the master-netting arrangements. Table 6.7 sets forth the post-haircut value of incremental collateral that certain uncleared derivatives counterparties could have required us to deliver based on incremental credit rating downgrades at March 31, 2022.

Table 6.7 - Post Haircut Value of Incremental Collateral to be Delivered as of March 31, 2022
(dollars in thousands)

Ratings Downgrade (1)
From	To	Incremental Collateral
AA+	AA or AA-	$—
AA-	A+, A or A-	—
A-	below A-	25,115
_______________________
(1)    Ratings are expressed in this table according to S&P's conventions but include the equivalent of such rating by Moody's. If there is a split rating, the lower rating is used.

For cleared derivatives, the DCO is our counterparty. The DCO notifies the clearing member of the required initial and variation margin and our agent (clearing member) in turn notifies us. We utilize one of two DCOs for each cleared derivative transaction, CME Inc. or LCH Ltd. Based upon their rulebooks, we characterize variation margin payments as daily settlement payments, rather than as collateral. At both DCOs, posted initial margin is considered collateral. We post initial margin and exchange variation margin through a clearing member of the DCO which clears our trades, acts as our agent to the DCO and guarantees our performance to the DCO, subject to the terms of relevant agreements. These arrangements expose us to credit risk in the event that one of our clearing members or one of the DCOs fails to meet its obligations. The use of cleared derivatives is intended to mitigate credit risk exposure because the DCO, which is fully secured at all times through margin received from its clearing members, is substituted for the credit risk exposure of individual counterparties in uncleared derivatives, and collateral is posted at least once daily for changes in the fair value of cleared derivatives through a clearing member.

For cleared derivatives, the DCO determines initial margin requirements. Our clearing members, which are CFTC-registered futures commission merchants, may require us to post margin in excess of DCO requirements based on our credit or other considerations, including, but not limited to, credit rating downgrades. We were not required to post any such excess margin by our clearing members based on credit or any other considerations at March 31, 2022.

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

Table 6.8 presents separately the fair value of derivatives that are subject to netting due to a legal right of offset based on the terms of our master netting arrangements or similar agreements as of March 31, 2022, and December 31, 2021, and the fair value of derivatives that are not subject to such netting. Derivatives subject to netting include any related cash collateral received from or pledged to counterparties.

Table 6.8 - Netting of Derivative Assets and Derivative Liabilities
(dollars in thousands)

	March 31, 2022
	Derivative Instruments Meeting Netting Requirements
	Gross Recognized Amount	Gross Amounts of Netting Adjustments (1)	Derivative Instruments Not Meeting Netting Requirements	Total Derivative Assets and Total Derivative Liabilities	Non-cash Collateral (Received) or Pledged Not Offset(2)	Net Amount
Derivative Assets
Interest-rate swaps
Uncleared	$1,184	$19,223		$20,407	$—	$20,407
Cleared	283	389,591		389,874	—	389,874
CO bond firm commitments			$133	133		133
Mortgage delivery commitments			86	86		86
Total				$410,500		$410,500

Derivative Liabilities
Interest-rate swaps
Uncleared	$(712,701)	$683,441		$(29,260)	$29,260	$—
Cleared	(35,928)	35,928		—	—	—
Mortgage delivery commitments			$(13)	(13)		(13)
Total				$(29,273)		$(13)

	December 31, 2021
	Derivative Instruments Meeting Netting Requirements
	Gross Recognized Amount	Gross Amounts of Netting Adjustments (1)	Derivative Instruments Not Meeting Netting Requirements	Total Derivative Assets and Total Derivative Liabilities	Non-cash Collateral (Received) or Pledged Not Offset(2)	Net Amount
Derivative Assets
Interest-rate swaps
Uncleared	$327	$(103)		$224	$—	$224
Cleared	3,523	374,663		378,186	—	378,186
CO bond firm commitments			$54	54		54
Mortgage delivery commitment			68	68		68
Total				$378,532		$378,532

Derivative Liabilities
Interest-rate swaps
Uncleared	$(171,374)	$132,460		$(38,914)	$28,374	$(10,540)
Cleared	(6,175)	6,175		—	—	—
CO bond firm commitments			$(30)	(30)		(30)
Total				$(38,944)		$(10,570)
_______________________
(1)    Includes gross amounts of netting adjustments and cash collateral.
(2)    Includes non-cash collateral at fair value that cannot be sold or repledged by the counterparty. Additionally, any overcollateralization with a counterparty is not included in the determination of the net amount. At March 31, 2022, we had additional net credit exposure of $3.3 million due to instances where our collateral pledged to a counterparty exceeded our net derivative liability position. There was no overcollateralization at December 31, 2021.

Note 7 — Deposits

We offer demand and overnight deposits for members and qualifying nonmembers. Members that service mortgage loans may deposit funds collected in connection with mortgage loans pending disbursement of such funds to the owners of the mortgage loans, which we classify as "other" in the following table.

Table 7.1 - Deposits
(dollars in thousands)

	March 31, 2022	December 31, 2021
Interest-bearing
Demand and overnight	$760,934	$831,009
Other	1,335	1,998
Noninterest-bearing
Other	41,114	51,025
Total deposits	$803,383	$884,032

Note 8 — Consolidated Obligations

CO Bonds. CO bonds for which we have received issuance proceeds and are primarily liable were as follows:

Table 8.1 - CO Bonds Outstanding by Contractual Maturity
(dollars in thousands)

	March 31, 2022		December 31, 2021
	Amount	Weighted Average Rate (1)	Amount	Weighted Average Rate (1)
Due in one year or less	$6,734,985	0.91%	$6,919,220	0.79%
Due after one year through two years	1,700,010	1.79	3,069,155	1.18
Due after two years through three years	4,773,500	1.19	3,514,735	1.09
Due after three years through four years	4,161,090	0.85	3,029,600	0.88
Due after four years through five years	5,090,200	1.04	5,735,605	0.91
Thereafter	4,298,865	1.94	4,456,865	1.91
Total par value	26,758,650	1.19%	26,725,180	1.10%
Premiums	35,071		40,251
Discounts	(8,552)		(9,011)
Hedging adjustments	(714,246)		(143,388)
Total	$26,070,923		$26,613,032
_______________________
(1)    The CO bonds' weighted-average rate excludes concession fees.

Table 8.2 - CO Bonds Outstanding by Call Feature
(dollars in thousands)

	March 31, 2022	December 31, 2021
Noncallable and nonputable	$12,177,650	$13,924,180
Callable	14,581,000	12,801,000
Total par value	$26,758,650	$26,725,180

Table 8.3 - CO Bonds Outstanding by Contractual Maturity or Next Call Date
(dollars in thousands)

	March 31, 2022	December 31, 2021
Due in one year or less	$20,748,985	$19,150,220
Due after one year through two years	1,834,010	3,461,155
Due after two years through three years	1,237,500	1,044,735
Due after three years through four years	1,516,090	1,544,600
Due after four years through five years	455,200	539,605
Thereafter	966,865	984,865
Total par value	$26,758,650	$26,725,180

Table 8.4 - CO Bonds by Interest Rate-Payment Type
(dollars in thousands)

	March 31, 2022	December 31, 2021
Fixed-rate	$17,853,650	$17,707,180
Step-up (1)	5,002,000	4,215,000
Simple variable-rate	3,903,000	4,803,000
Total par value	$26,758,650	$26,725,180
_______________________
(1)    Step-up bonds pay interest at increasing fixed rates for specified intervals over the life of the CO bond and can be called at our option on the step-up dates.

CO Discount Notes. Outstanding CO discount notes for which we were primarily liable, all of which are due within one year, were as follows:

Table 8.5 - CO Discount Notes Outstanding
(dollars in thousands)

	Book Value	Par Value	Weighted Average Rate (1)
March 31, 2022	$2,878,513	$2,879,121	0.18%
December 31, 2021	$2,275,320	$2,275,519	0.05%
_______________________
(1)    CO discount notes' weighted-average rate represents a yield to maturity excluding concession fees.

Note 9 — Affordable Housing Program

Table 9.1 - AHP Liability
(dollars in thousands)

	March 31, 2022	December 31, 2021
Balance at beginning of year	$70,503	$78,640
AHP expense for the period	3,100	7,739
AHP voluntary contribution	8,525	4,761
AHP direct grant disbursements	(3,243)	(17,980)
AHP subsidy for AHP advance disbursements	(471)	(5,806)
Return of previously disbursed grants and subsidies	117	3,149
Balance at end of period	$78,531	$70,503

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

Table 10.1 - Regulatory Capital Requirements
(dollars in thousands)

Risk-Based Capital Requirements	March 31, 2022	December 31, 2021

Permanent capital
Class B capital stock	$929,482	$953,638
Mandatorily redeemable capital stock	13,418	13,562
Retained earnings	1,571,105	1,548,406
Total permanent capital	$2,514,005	$2,515,606
Risk-based capital requirement
Credit-risk capital	$89,592	$84,301
Market-risk capital	205,256	213,467
Operations-risk capital	88,455	89,330
Total risk-based capital requirement	$383,303	$387,098
Permanent capital in excess of risk-based capital requirement	$2,130,702	$2,128,508

	March 31, 2022		December 31, 2021
	Required	Actual	Required	Actual
Capital Ratio
Risk-based capital	$383,303	$2,514,005	$387,098	$2,515,606
Total regulatory capital	1,295,826	2,514,005	1,301,812	2,515,606
Total capital-to-asset ratio	4.0%	7.8%	4.0%	7.7%

Leverage Ratio
Leverage capital	$1,619,783	$3,771,008	$1,627,265	$3,773,409
Leverage capital-to-assets ratio	5.0%	11.6%	5.0%	11.6%

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

Restricted Retained Earnings. At March 31, 2022, our restricted retained earnings totaled $368.4 million and exceeded the contribution requirement of $291.0 million. Restricted retained earnings are not available to pay dividends.

Note 11 — Accumulated Other Comprehensive Income (Loss)

Table 11.1 - Accumulated Other Comprehensive Income (Loss)
(dollars in thousands)

	Net Unrealized Gain (Loss) on Available-for-sale Securities	Net Unrealized Loss Relating to Hedging Activities	Pension and Postretirement Benefits	Total
Balance, December 31, 2020	$48,568	$(24,365)	$(8,064)	$16,139
Other comprehensive (loss) income before reclassifications:
Net unrealized (losses) gains	(1,919)	5,186	—	3,267
Reclassifications from other comprehensive income to net income
Amortization - hedging activities (1)	—	1,557	—	1,557
Amortization - pension and postretirement benefits (2)	—	—	260	260
Other comprehensive (loss) income	(1,919)	6,743	260	5,084
Balance March 31, 2021	$46,649	$(17,622)	$(7,804)	$21,223

Balance, December 31, 2021	$58,013	$(26,291)	$(2,755)	$28,967
Other comprehensive (loss) income before reclassifications:
Net unrealized (losses) gains	(141,288)	22,058	—	(119,230)
Reclassifications from other comprehensive income to net income
Amortization - hedging activities (1)	—	1,438	—	1,438
Amortization - pension and postretirement benefits (2)	—	—	23	23
Reclassification of realized net loss included in net income (3)	2	—	—	2
Other comprehensive (loss) income	(141,286)	23,496	23	(117,767)
Balance, March 31, 2022	$(83,273)	$(2,795)	$(2,732)	$(88,800)
_______________________
(1)    Recorded in CO bond interest expense.
(2)    Recorded in other expenses in the statement of operations.
(3)    Recorded in other income (loss) in the statement of operations.

Note 12 — Fair Values

A fair-value hierarchy is used to prioritize the inputs of valuation techniques used to measure fair value. A description of the application of the fair-value hierarchy, valuation techniques, and significant inputs is disclosed in Part II — Item 8 — Financial Statements and Supplementary Data — Note 15 — Fair Values in the 2021 Annual Report. There have been no material changes in the fair-value hierarchy classification of financial assets and liabilities, valuation techniques, or significant inputs during the three months ended March 31, 2022.

Table 12.1 presents the carrying value, fair value, and fair value hierarchy of our financial assets and liabilities at March 31, 2022, and December 31, 2021. We record trading securities, available-for-sale securities, derivative assets, derivative liabilities, and certain other assets at fair value on a recurring basis and certain mortgage loans, and certain other assets at fair value on a non-recurring basis. We record all other financial assets and liabilities at amortized cost. Refer to Table 12.2 for further details about the financial assets and liabilities held at fair value on either a recurring or non-recurring basis.

Table 12.1 - Fair Value Summary
(dollars in thousands)

	March 31, 2022
	Carrying Value	Total Fair Value	Level 1	Level 2	Level 3	Netting Adjustments and Cash Collateral(2)
Financial instruments
Assets:
Cash and due from banks	$202,883	$202,883	$202,883	$—	$—	$—
Interest-bearing deposits	45,160	45,160	45,160	—	—	—
Securities purchased under agreements to resell	1,400,000	1,399,995	—	1,399,995	—	—
Federal funds sold	2,166,000	2,165,962	—	2,165,962	—	—
Trading securities(1)	1,232	1,232	—	1,232	—	—
Available-for-sale securities(1)	13,113,049	13,113,049	—	13,051,605	61,444	—
Held-to-maturity securities	123,877	125,414	—	125,414	—	—
Advances	11,816,428	11,737,750	—	11,737,750	—	—
Mortgage loans, net	2,998,682	2,945,937	—	2,921,427	24,510	—
Accrued interest receivable	61,383	61,383	—	61,383	—	—
Derivative assets(1)	410,500	410,500	—	1,686	—	408,814
Other assets (1)	31,956	31,956	14,777	17,179	—	—
Liabilities:
Deposits	(803,383)	(803,379)	—	(803,379)	—	—
COs:
Bonds	(26,070,923)	(25,968,768)	—	(25,968,768)	—	—
Discount notes	(2,878,513)	(2,878,241)	—	(2,878,241)	—	—
Mandatorily redeemable capital stock	(13,418)	(13,418)	(13,418)	—	—	—
Accrued interest payable	(62,014)	(62,014)	—	(62,014)	—	—
Derivative liabilities(1)	(29,273)	(29,273)	—	(748,642)	—	719,369
Other:
Commitments to extend credit for advances	—	(11,882)	—	(11,882)	—	—
Standby letters of credit	(1,074)	(1,074)	—	(1,074)	—	—

	December 31, 2021
	Carrying Value	Total Fair Value	Level 1	Level 2	Level 3	Netting Adjustments and Cash Collateral(2)
Financial instruments
Assets:
Cash and due from banks	$204,993	$204,993	$204,993	$—	$—	$—
Interest-bearing deposits	85,153	85,153	85,153	—	—	—
Securities purchased under agreements to resell	800,000	799,998	—	799,998	—	—
Federal funds sold	1,944,000	1,943,998	—	1,943,998	—	—
Trading securities(1)	501,867	501,867	—	501,867	—	—
Available-for-sale securities(1)	12,895,987	12,895,987	—	12,833,722	62,265	—
Held-to-maturity securities	145,492	148,068	—	148,068	—	—
Advances	12,340,020	12,440,985	—	12,440,985	—	—
Mortgage loans, net	3,120,159	3,234,829	—	3,204,222	30,607	—
Accrued interest receivable	68,360	68,360	—	68,360	—	—
Derivative assets(1)	378,532	378,532	—	3,972	—	374,560
Other assets(1)	32,570	32,570	13,937	18,633	—	—
Liabilities:
Deposits	(884,032)	(884,029)	—	(884,029)	—	—
COs:
Bonds	(26,613,032)	(26,882,036)	—	(26,882,036)	—	—
Discount notes	(2,275,320)	(2,275,276)	—	(2,275,276)	—	—
Mandatorily redeemable capital stock	(13,562)	(13,562)	(13,562)	—	—	—
Accrued interest payable	(60,968)	(60,968)	—	(60,968)	—	—
Derivative liabilities(1)	(38,944)	(38,944)	—	(177,578)	—	138,634
Other:
Commitments to extend credit for advances	—	(6,196)	—	(6,196)	—	—
Standby letters of credit	(1,146)	(1,146)	—	(1,146)	—	—
_______________________
(1)Carried at fair value and measured on a recurring basis.
(2)These amounts represent the effect of master-netting agreements intended to allow us to settle positive and negative positions and also cash collateral and related accrued interest held or placed with the same clearing member and/or counterparty.

Fair Value Measured on a Recurring and Nonrecurring Basis.

Table 12.2 - Fair Value of Assets and Liabilities Measured at Fair Value on a Recurring and Nonrecurring Basis
(dollars in thousands)

	March 31, 2022
	Level 1	Level 2	Level 3	Netting Adjustments and Cash Collateral (1)	Total
Assets:
Carried at fair value on a recurring basis
Trading securities:
Corporate bonds	$—	$1,232	$—	$—	$1,232
Available-for-sale securities:
HFA securities	—	—	61,444	—	61,444
U.S. Treasury obligations	—	5,511,796	—	—	5,511,796
Supranational institutions	—	380,282	—	—	380,282
U.S. government-owned corporations	—	275,474	—	—	275,474
GSE	—	114,117	—	—	114,117
U.S. government guaranteed – single-family MBS	—	20,027	—	—	20,027
U.S. government guaranteed – multifamily MBS	—	536,893	—	—	536,893
GSE – single-family MBS	—	984,874	—	—	984,874
GSE – multifamily MBS	—	5,228,142	—	—	5,228,142
Total available-for-sale securities	—	13,051,605	61,444	—	13,113,049
Derivative assets:
Interest-rate-exchange agreements	—	1,467	—	408,814	410,281
CO Bond firm commitments	—	133	—	—	133
Mortgage delivery commitments	—	86	—	—	86
Total derivative assets	—	1,686	—	408,814	410,500
Other assets	14,777	17,179	—	—	31,956
Total assets carried at fair value on a recurring basis	$14,777	$13,071,702	$61,444	$408,814	$13,556,737
Liabilities:
Carried at fair value on a recurring basis
Derivative liabilities
Interest-rate-exchange agreements	$—	$(748,629)	$—	$719,369	$(29,260)
Mortgage delivery commitments	—	(13)	—	—	(13)
Total liabilities carried at fair value on a recurring basis	$—	$(748,642)	$—	$719,369	$(29,273)

	December 31, 2021
	Level 1	Level 2	Level 3	Netting Adjustments and Cash Collateral(1)	Total
Assets:
Carried at fair value on a recurring basis
Trading securities:
Corporate bonds	$—	$1,442	$—	$—	$1,442
U.S. Treasury obligations	—	500,425	—	—	500,425
Total trading securities	—	501,867	—	—	501,867
Available-for-sale securities:
HFA securities	—	—	62,265	—	62,265
U.S. Treasury obligations	—	5,084,546	—	—	5,084,546
Supranational institutions	—	403,765	—	—	403,765
U.S. government-owned corporations	—	306,864	—	—	306,864
GSE	—	126,472	—	—	126,472
U.S. government guaranteed – single-family MBS	—	21,535	—	—	21,535
U.S. government guaranteed – multifamily MBS	—	541,405	—	—	541,405
GSE – single-family MBS	—	1,103,714	—	—	1,103,714
GSE – multifamily MBS	—	5,245,421	—	—	5,245,421
Total available-for-sale securities	—	12,833,722	62,265	—	12,895,987
Derivative assets:
Interest-rate-exchange agreements	—	3,850	—	374,560	378,410
CO Bond firm commitments	—	54	—	—	54
Mortgage delivery commitments	—	68	—	—	68
Total derivative assets	—	3,972	—	374,560	378,532
Other assets	13,937	18,633	—	—	32,570
Total assets carried at fair value on a recurring basis	$13,937	$13,358,194	$62,265	$374,560	$13,808,956
Carried at fair value on a nonrecurring basis(2)
Mortgage loans held for portfolio	$—	$—	$3,860	$—	$3,860
REO	—	—	59	—	59
Total assets carried at fair value on a nonrecurring basis	$—	$—	$3,919	$—	$3,919
Liabilities:
Carried at fair value on a recurring basis
Derivative liabilities
Interest-rate-exchange agreements	$—	$(177,548)	$—	$138,634	$(38,914)
CO Bond firm commitments	—	(30)	—	—	(30)
Total liabilities carried at fair value on a recurring basis	$—	$(177,578)	$—	$138,634	$(38,944)
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

Table 12.3 presents a reconciliation of available-for-sale securities that are measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the three months ended March 31, 2022 and 2021.

Table 12.3 - Roll Forward of Level 3 Available-for-Sale Securities
(dollars in thousands)

	For the Three Months Ended March 31,
	2022	2021
	HFA Securities	HFA Securities
Balance at beginning of period	$62,265	$122,549
Total (losses) gains included in other comprehensive income
Net unrealized (losses) gains	(821)	2,204
Sales, maturities, and settlements
Maturities	—	(16,620)
Settlements	—	(225)
Balance at end of period	$61,444	$107,908

Total amount of unrealized (losses) gains for the period included in other comprehensive income relating to securities held at period end	$(821)	$1,349

Note 13 — Commitments and Contingencies

Joint and Several Liability. COs are backed by the financial resources of the FHLBanks. The FHFA has authority to require any FHLBank to repay all or a portion of the principal and interest on COs for which another FHLBank is the primary obligor. No FHLBank has ever been asked or required to repay the principal or interest on any CO on behalf of another FHLBank. We evaluate the financial condition of the other FHLBanks primarily based on known regulatory actions, publicly available financial information, and individual long-term credit-rating action as of each period-end presented. Based on this evaluation, as of March 31, 2022, and through the filing of this report, we do not believe it is likely that we will be required to repay the principal or interest on any CO on behalf of another FHLBank.

We have considered applicable FASB guidance and determined it is not necessary to recognize a liability for the fair value of our joint and several liability for all of the COs. The joint and several obligation is mandated by the FHLBank Act, as implemented by FHFA regulations, and is not the result of an arms-length transaction among the FHLBanks. The FHLBanks have no control over the amount of the guaranty or the determination of how each FHLBank would perform under the joint and several obligation. Because the FHLBanks are subject to the authority of the FHFA as it relates to decisions involving the allocation of the joint and several liability for the FHLBanks' COs, the FHLBanks' joint and several obligation is excluded from the initial recognition and measurement provisions. Accordingly, we have not recognized a liability for our joint and several obligation related to other FHLBanks' COs at March 31, 2022, and December 31, 2021. The par amounts of other FHLBanks' outstanding COs for which we are jointly and severally liable totaled $669.9 billion and $623.9 billion at March 31, 2022, and December 31, 2021, respectively. See Note 8 — Consolidated Obligations for additional information.

Off-Balance-Sheet Commitments

Table 13.1 - Off-Balance Sheet Commitments (1)
(dollars in thousands)

	March 31, 2022			December 31, 2021
	Expire within one year	Expire after one year	Total	Expire within one year	Expire after one year	Total
Standby letters of credit outstanding (2)	$5,946,969	$137,083	$6,084,052	$5,369,701	$132,096	$5,501,797
Commitments for unused lines of credit - advances (3)	1,095,908	—	1,095,908	1,095,844	—	1,095,844
Commitments to make additional advances	238,467	52,647	291,114	40,917	66,318	107,235
Commitments to invest in mortgage loans	9,889	—	9,889	3,164	—	3,164
Unsettled CO bonds, at par	345,000	—	345,000	260,000	—	260,000
Unsettled CO discount notes, at par	145,000	—	145,000	—	—	—
__________________________
(1)    We have determined that it is unnecessary to record any liability for credit losses on these agreements.
(2)    The amount of standby letters of credit outstanding excludes commitments to issue standby letters of credit that expire within one year. At March 31, 2022, and December 31, 2021, these amounts totaled $57.8 million and $16.1 million, respectively. Also excluded are commitments to issue standby letters of credit that expire after one year totaling $125 thousand at December 31, 2021.
(3)    Commitments for unused line-of-credit advances are generally for periods of up to 12 months. Since many of these commitments are not expected to be drawn upon, the total commitment amount does not necessarily indicate future liquidity requirements.

Standby Letters of Credit. For a fee, we issue standby letters of credit on behalf of our members to support certain obligations of the members to third-party beneficiaries. These standby letters of credit are generally subject to the same collateralization and borrowing limits that are applicable to advances. Standby letters of credit may be offered to assist members and nonmember housing associates in facilitating residential housing finance, community lending, and asset-liability management, and to provide liquidity. In particular, members often use standby letters of credit as collateral for deposits from state and local government agencies. If we are required to make payment for a beneficiary's draw, our strategy is to take prompt action to recover the funds paid to the third-party beneficiary, including converting the payment amount into a collateralized advance to the primary obligor, withdrawing the payment amount from the primary obligor's demand deposit account with us, or selling collateral pledged by the primary obligor in a commercially reasonable manner to offset the payment amount. Historically, standby letters of credit usually expire without being drawn upon. At March 31, 2022, the terms of these standby letters of credit have original expiration periods of up to 20 years, expiring no later than 2031. Currently, we offer new standby letters of credit with terms typically up to 10 years, while terms greater than 10 years may be available on an exception basis. Unearned fees for the value of the guarantees related to standby letters of credit are recorded in other liabilities and totaled $1.1 million at March 31, 2022, and December 31, 2021.

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

Table 14.1 - Shareholder Concentrations, Balance Sheet
(dollars in thousands)

	Capital Stock Outstanding	Percent of Total Capital Stock	Par Value of Advances	Percent of Total Par Value of Advances	Total Accrued Interest Receivable	Percent of Total Accrued Interest Receivable on Advances
March 31, 2022
Massachusetts Mutual Life Insurance Company	$96,820	10.3%	$2,100,000	17.6%	$8,061	41.9%

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

Table 14.2 - Transactions with Directors' Institutions
(dollars in thousands)

	Capital Stock Outstanding	Percent of Total Capital Stock	Par Value of Advances	Percent of Total Par Value of Advances	Total Accrued Interest Receivable	Percent of Total Accrued Interest Receivable on Advances
March 31, 2022	$31,985	3.4%	$128,016	1.1%	$91	0.5%
December 31, 2021	48,104	5.0	416,542	3.4	466	2.8

Note 15 — Subsequent Events

On April 22, 2022, the board of directors declared a cash dividend at an annualized rate of 2.09 percent based on daily average capital stock balances outstanding during the first quarter of 2022. The dividend, including dividends classified as interest expense on mandatorily redeemable capital stock, amounted to $5.0 million and was paid on May 3, 2022.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Index to Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This report includes statements describing anticipated developments, projections, estimates, or predictions of ours that are “forward-looking statements.” These statements may involve matters related to, but not limited to, projections of revenues, income, earnings, capital expenditures, dividends, capital structure, or other financial items; repurchases of excess stock, our minimum retained earnings target, or the interest-rate environment in which we do business; statements of management’s plans or objectives for future operations; expectations of effects or changes in fiscal and monetary policies and our future economic performance; projections or expectations regarding the COVID-19 pandemic or its effects; or statements of assumptions underlying certain of the foregoing types of statements. These statements may use forward-looking terminology such as, but not limited to, “anticipates,” “believes,” "continued" “expects,” “plans,” “intends,” “may,” “could,” “estimates,” “assumes,” “should,” “will,” “likely,” or their negatives or other variations on these terms. We caution that, by their nature, forward-looking statements are subject to a number of risks or uncertainties, including the risk factors set forth in Part I — Item 1A — Risk Factors in the 2021 Annual Report and Part II — Item 1A — Risk Factors of this report, along with the risks set forth below. Actual results could differ materially from those expressed or implied in these forward-looking statements or could affect the extent to which a particular objective, projection, estimate, or prediction is realized. As a result, you are cautioned not to place undue reliance on such statements. These forward-looking statements speak only as of the date they are made, and we do not undertake to update any forward-looking statement herein or that may be made from time to time on our behalf.

Some of the risks and uncertainties that could affect our forward-looking statements include the following:

•the effects of economic, financial, credit, and market conditions on our financial and regulatory condition and results of operations, including changes in economic growth, general liquidity conditions, inflation and deflation, employment rates, interest rates, interest rate spreads, interest rate volatility, mortgage originations, prepayment activity, housing prices, asset delinquencies, members’ deposit flows, liquidity needs, and loan demand; changes in benchmark interest rates, including but not limited to the cessation of the LIBOR benchmark rate, the development of alternative rates, including the secured overnight financing rate (SOFR), and the adverse consequences these could have for market participants, including the Bank and its members; changes in the general economy, including changes resulting from U.S. fiscal and monetary policy, actions of the Federal Open Market Committee (FOMC), or changes in credit ratings of the U.S. federal government; the condition of the mortgage and housing markets on our mortgage-related assets; and the condition of the capital markets on our COs;
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
•external events, such as general economic and financial instabilities, political instability, wars, including hostilities and sanctions related to the war between Russia and Ukraine, and natural disasters, including disasters caused by significant climate change, which, among other things, could damage our facilities or the facilities of our members, damage or destroy collateral that members have pledged to secure advances or mortgages that we hold for our portfolio, and which could cause us to experience losses or be exposed to a greater risk that pledged collateral would be inadequate in the event of a default;
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

The Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our interim financial statements and notes, which begin on page three, and the 2021 Annual Report.

EXECUTIVE SUMMARY

Net income for the three months ended March 31, 2022, was $27.8 million, compared with net income of $20.9 million for the same period in 2021. The increase in net income was driven by a decrease of $14.2 million in net unrealized losses on trading securities and a decline of $3.0 million in losses on early extinguishment of debt. These increases to net income were partially offset by a $5.4 million increase in our voluntary contribution to the Affordable Housing Program, a decrease of $2.5 million in net interest income after provision for credit losses, and a $1.6 million increase in operating expenses, compared to the same period in 2021.

In support of our housing and community investment mission, the Bank made a voluntary contribution of $8.5 million to the Affordable Housing Program in the three months ended March 31, 2022. For 2022, we expect to make voluntary contributions to the Affordable Housing Program such that the combined total of our required and voluntary contributions to the Affordable Housing Program, plus the subsidy expenses for three additional targeted housing and community investment voluntary programs that we have established, Jobs for New England, Helping to House New England, and Housing our Workforce, equals 30 percent of net income before deducting these amounts. Additional information on these targeted housing and community investment programs is provided in the 2021 Annual Report.

Our retained earnings grew to $1.6 billion at March 31, 2022, an increase of $22.7 million from December 31, 2021, and equals 4.85 percent of total assets at March 31, 2022. We continue to satisfy all regulatory capital requirements as of March 31, 2022. On April 22, 2022, our board of directors declared a cash dividend that was equivalent to an annual yield of 2.09 percent, the approximate daily average of SOFR for the first quarter of 2022 plus 200 basis points.

Our overall results of operations are influenced by the economy and financial markets, and, in particular, by members’ demand for advances and our ability to maintain sufficient access to funding at relatively favorable costs. The continued COVID-19 pandemic, which began to affect businesses and the economy in March 2020, and the response of the U.S. government and the Federal Reserve through changes in monetary policy and implementation of unprecedented fiscal stimulus programs, led to historically low interest rates and substantially elevated deposits reported by member depository institutions. The elevated level of deposits at member depository institutions has been the primary cause of the significant and continued decline in advances balances which began in the second quarter of 2020. These developments impacted our financial condition as of March 31, 2022, and results of operations for the three months ended March 31, 2022.

Generally, investor demand for high credit quality, fixed-income investments, including COs, continued to be strong relative to other investments. Moreover, a historically low supply of COs, primarily as a result of lower advances balances throughout the FHLBank System has resulted in elevated relative demand for COs and improved our relative cost of borrowing. Our flexibility in utilizing various funding tools, in combination with a diverse investor base and our status as a government-sponsored enterprise, have helped provide reliable market access and demand for consolidated obligations throughout fluctuating market environments and regulatory changes affecting dealers of and investors in COs. The Bank has continued to meet all funding needs during the three months ended March 31, 2022.

Advances Balances

We continue to deliver on our primary mission, supplying liquidity to our members. Advances balances totaled $11.8 billion at March 31, 2022, compared to $12.3 billion at December 31, 2021. The decrease in advances was in variable-rate advances and is primarily due to excess liquidity at member institutions.

Net Interest Income, Margin, and Spread

For the three months ended March 31, 2022, net interest margin was 0.74 percent, an increase of 6 basis points from 2021, and net interest spread was 0.70 percent for the three months ended March 31, 2022, an increase of 7 basis points from the same period in 2021. The increase in both net interest spread and net interest margin mainly reflects an improvement in funding costs in 2022 relative to 2021, and a reduction in net premium amortization on mortgage-related assets relative to the same period in 2021. The rising interest rate environment in 2022 has decreased refinancing incentives on residential mortgage loans, resulting in decreases of mortgage prepayment activity that resulted in reduced net premium amortization of our agency residential MBS as well as our whole mortgage loans. Other improvements in net interest income after provision for credit losses are described in Results of Operations — Net Interest Income. Average total earning assets declined $3.9 billion to $32.0 billion for the three months ended March 31, 2022, from $36.0 billion for the same period in 2021.

Legislative and Regulatory Developments

Legislation has been proposed or enacted and the FHFA and others with authority over the economy, our industry, and our business activities have taken action during 2022 as described in — Legislative and Regulatory Developments. Such developments affect the way we conduct business and could impact how we satisfy our mission as well as the value of our membership.

LIBOR Transition Preparations

The Alternative Reference Rates Committee (ARRC), which was established in 2014 by the Federal Reserve and the Federal Reserve Bank of New York to help ensure a successful transition in the U.S. from LIBOR, recommended SOFR as the alternative reference rate to U.S. dollar LIBOR.

For details regarding the Bank's transition from LIBOR to SOFR, the alternative reference rate to U.S. dollar LIBOR recommended by ARRC, see the following Risk Factors in our 2021 Annual Report: Part I — Item 1A — Risk Factors — Market and Liquidity Risks — Changes to and replacement of the LIBOR benchmark interest rate could adversely affect our business, financial condition, and results of operations; and — We use derivatives to manage interest-rate risk, however, we could be unable to enter into effective derivative instruments on acceptable terms. Additional information is provided in the 2021 Annual Report Part II — Item 7 — Management's Discussion and Analysis of Financial Condition and Results of Operations — Executive Summary — LIBOR Transition Preparations, Financial Condition - Transition from LIBOR to Alternative Reference Rates and in — Legislative and Regulatory Developments - LIBOR Transition.

ECONOMIC CONDITIONS

Economic Environment

Real gross domestic product (GDP) decreased at an annual rate of 1.4 percent in the first quarter of 2022. The decrease was driven mainly by decreases in inventories which largely reflected supply chain disruptions in the motor vehicles industry and in exports and federal government spending. Personal consumption expenditures and private domestic investment continued to grow in the first quarter of 2022, prompting some commentators to view the GDP contraction in the quarter to be the result of temporary volatility and not the onset of a recession.

The labor market has continued to improve, with job growth averaging 562,000 per month in the first quarter of 2022. In April 2022, employment increased by 428,000 and the unemployment rate was 3.6 percent. In March 2022, the unemployment rate for the New England region was 4.0 percent, ranging from 2.5 percent in New Hampshire to 4.6 percent in Connecticut.

The Consumer Price Index increased 8.3 percent in April 2022 from a year earlier, driven by prices of shelter, food, airline fares, and new vehicles.

The FHFA reported that house prices rose 19.4 percent across the U.S. from February 2021 to February 2022. Over the same period, home prices in New England rose 17.6 percent. At the end of April 2022, rates for 30-year fixed-rate mortgage were above 5.0 percent, more than 2.0 percentage points higher than a year earlier. Whether, and how much, this sharp increase in mortgage rates cools down the housing market remains to be seen.

Interest-Rate Environment

On May 4, 2022, the FOMC raised the target range for the federal funds rate to 75 to 100 basis points and stated that ongoing increases in the target range will likely be appropriate given elevated rates of inflation. The FOMC also stated that it expects to begin reducing its holdings of Treasury securities, agency debt, and agency mortgage-backed securities on June 1, 2022. Once balance sheet reduction begins, the Federal Reserve will reinvest principal payments from its securities holdings only if they exceed monthly caps.

The Federal Reserve’s announcement of a policy pivot from an easing to a tightening stance, confirmed by the increase in the federal funds rate to a range of 25 to 50 basis points in March 2022, led to a rise in interest rates. Short-term rates rose commensurate with the magnitude of the increase in the federal funds rate. Longer-term rates rose by a larger magnitude reflecting expectations of further rate hikes and commencement of the balance sheet reduction program by the Federal Reserve.

Table 1 - Key Interest Rates(1)

	Three Month Average		Ending Rate
	March 31, 2022	March 31, 2021	March 31, 2022	December 31, 2021
SOFR	0.09%	0.04%	0.29%	0.05%
Federal funds effective rate	0.12%	0.08%	0.33%	0.07%
3-month LIBOR	0.52%	0.20%	0.96%	0.21%
3-month U.S. Treasury yield	0.28%	0.04%	0.51%	0.03%
2-year U.S. Treasury yield	1.45%	0.13%	2.34%	0.73%
5-year U.S. Treasury yield	1.83%	0.61%	2.46%	1.26%
10-year U.S. Treasury yield	1.95%	1.32%	2.34%	1.51%
________________
(1) Source: Bloomberg

SELECTED FINANCIAL DATA

The following financial highlights for the statement of condition and statement of operations for December 31, 2021, have been derived from our audited financial statements. Financial highlights for the quarter-ends have been derived from our unaudited financial statements.

Table 2 - Selected Financial Data
(dollars in thousands)

	As of and for the Three Months Ended
	March 21, 2022	December 31, 2021	September 30, 2021	June 30, 2021	March 31, 2021
Statement of Condition
Total assets	$32,395,662	$32,545,292	$34,448,917	$35,683,602	$36,676,723
Investments(1)	16,849,318	16,372,499	16,404,424	16,053,111	15,474,566
Advances	11,816,428	12,340,020	14,056,991	15,176,625	16,798,082
Mortgage loans held for portfolio, net(2)	2,998,682	3,120,159	3,283,925	3,470,505	3,726,343
Deposits	803,383	884,032	970,732	970,282	1,088,187
Consolidated obligations:
Bonds	26,070,923	26,613,032	25,097,469	23,475,165	22,704,460
Discount notes	2,878,513	2,275,320	5,554,103	8,365,460	9,927,167
Total consolidated obligations	28,949,436	28,888,352	30,651,572	31,840,625	32,631,627
Mandatorily redeemable capital stock	13,418	13,562	13,890	7,432	6,164
Class B capital stock outstanding-putable(3)	929,482	953,638	1,028,177	1,081,057	1,181,665
Unrestricted retained earnings	1,202,685	1,179,986	1,159,509	1,147,279	1,145,756
Restricted retained earnings	368,420	368,420	368,420	368,420	368,420
Total retained earnings	1,571,105	1,548,406	1,527,929	1,515,699	1,514,176
Accumulated other comprehensive (loss) income	(88,800)	28,967	40,604	47,645	21,223
Total capital	2,411,787	2,531,011	2,596,710	2,644,401	2,717,064
Results of Operations
Net interest income after provision for credit losses	$58,942	$56,412	$51,145	$43,122	$61,484
Other income (loss), net	1,066	(7,562)	(10,453)	(13,104)	(15,763)
Other expense	29,073	20,061	22,330	23,177	22,513
AHP assessments	3,100	2,887	1,842	687	2,323
Net income	$27,835	$25,902	$16,520	$6,154	$20,885
Other Information
Dividends declared	$5,137	$5,425	$4,290	$4,631	$5,351
Dividend payout ratio	18.46%	20.94%	25.97%	75.25%	25.62%
Weighted-average dividend rate(4)	2.05	2.05	1.52	1.54	1.59
Return on average equity(5)	4.50	4.00	2.50	0.92	3.09
Return on average assets	0.35	0.31	0.18	0.07	0.23
Net interest margin(6)	0.74	0.66	0.58	0.48	0.68
Average equity to average assets	7.69	7.65	7.36	7.29	7.46
Total regulatory capital ratio(7)	7.76	7.73	7.46	7.30	7.37
_______________________
(1)Investments include available-for-sale securities, held-to-maturity securities, trading securities, interest-bearing deposits, securities purchased under agreements to resell and federal funds sold.
(2)The allowance for credit losses for mortgage loans amounted to $1.6 million as of March 31, 2022, $1.7 million as of December 31, 2021, $2.1 million as of September 30, 2021, $2.1 million as of June 30, 2021, and $1.9 million as of March 31, 2021, respectively.
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

RESULTS OF OPERATIONS

Net income increased to $27.8 million for the three months ended March 31, 2022, from $20.9 million for the same period in 2021. The reasons for the increase are discussed under — Executive Summary.

Net Interest Income

Net interest income after provision for credit losses for the three months ended March 31, 2022, was $58.9 million, compared with $61.5 million for the same period in 2021. The $2.5 million decrease in net interest income after provision for credit losses was driven by a $6.8 million decrease in net prepayment fee income, a $5.2 billion decrease in the average balance of advances and a $785.5 million decrease in the average balance of mortgage loans. These negative factors were partially offset by an increase of net accretion of discounts and premiums on mortgage-backed securities (MBS) and mortgage loans of $16.5 million, resulting from significant increases in mortgage rates during the first quarter of 2022, an increase of fair value hedge ineffectiveness net gains of $7.2 million, a $1.9 billion increase in the average balance of mortgage backed securities, a $1.6 billion increase in the average balance of U.S. Treasury securities, and an improvement in funding costs relative to the same period in 2021.

As a result, net interest spread was 0.70 percent for the three months ended March 31, 2022, an increase of 7 basis points from the same period in 2021, and net interest margin was 0.74 percent, an increase of 6 basis points from the same period in 2021.

Table 3 presents major categories of average balances, related interest income/expense, and average yields/rates for interest-earning assets and interest-bearing liabilities. Our primary source of earnings is net interest income, which is the interest earned on advances, mortgage loans, and investments less interest paid on COs, deposits, and other sources of funds.

Table 3 - Net Interest Spread and Margin
(dollars in thousands)

	For the Three Months Ended March 31,
	2022			2021
	Average Balance	Interest Income / Expense	Average Yield/Rate(1)	Average Balance	Interest Income / Expense	Average Yield/Rate(1)
Assets
Advances	$12,404,813	$34,907	1.14%	$17,639,366	$57,285	1.32%
Interest-bearing deposits	415,657	160	0.16	570,137	84	0.06
Securities purchased under agreements to resell	546,689	171	0.13	711,111	124	0.07
Federal funds sold	2,128,889	814	0.16	3,175,955	614	0.08
Investment securities(2)	13,494,518	45,863	1.38	10,050,564	41,070	1.66
Mortgage loans (2)(3)	3,048,429	21,528	2.86	3,833,903	25,137	2.66
Total interest-earning assets	32,038,995	103,443	1.31	35,981,036	124,314	1.40
Other non-interest-earning assets	470,213			318,402
Fair-value adjustments on investment securities	77,524			476,354
Total assets	$32,586,732	$103,443	1.29%	$36,775,792	$124,314	1.37%
Liabilities and capital
Consolidated obligations
Discount notes	$2,304,476	$607	0.11%	$11,298,752	$2,402	0.09%
Bonds	26,523,530	43,900	0.67	21,397,106	61,601	1.17
Other interest-bearing liabilities	804,721	94	0.05	1,014,144	53	0.02
Total interest-bearing liabilities	29,632,727	44,601	0.61	33,710,002	64,056	0.77
Other non-interest-bearing liabilities	448,126			320,949
Total capital	2,505,879			2,744,841
Total liabilities and capital	$32,586,732	$44,601	0.56%	$36,775,792	$64,056	0.71%
Net interest income		$58,842			$60,258
Net interest spread			0.70%			0.63%
Net interest margin			0.74%			0.68%
_________________________
(1)    Yields are annualized.
(2)    Average balances are reflected at amortized cost.
(3)    Nonaccrual loans are included in the average balances used to determine average yield.

Rate and Volume Analysis

Changes in both average balances (volume) and interest rates influence changes in net interest income and net interest margin. Table 4 summarizes changes in interest income and interest expense for the three months ended March 31, 2022 and 2021. Changes in interest income and interest expense that are not identifiable as either volume-related or rate-related, but are equally attributable to both volume and rate changes, have been allocated to the volume and rate categories based upon the proportion of the absolute value of the volume and rate changes.

Table 4 - Rate and Volume Analysis
(dollars in thousands)

	For the Three Months Ended March 31, 2022 vs. 2021
	Increase (Decrease) due to
	Volume	Rate	Total
Interest income
Advances	$(15,435)	$(6,943)	$(22,378)
Interest-bearing deposits	(28)	104	76
Securities purchased under agreements to resell	(34)	81	47
Federal funds sold	(252)	452	200
Investment securities	12,485	(7,692)	4,793
Mortgage loans	(5,438)	1,829	(3,609)
Total interest income	(8,702)	(12,169)	(20,871)
Interest expense
Consolidated obligations
Discount notes	(2,263)	468	(1,795)
Bonds	12,497	(30,198)	(17,701)
Other interest-bearing liabilities	(13)	54	41
Total interest expense	10,221	(29,676)	(19,455)
Change in net interest income	$(18,923)	$17,507	$(1,416)

Average Balance of Advances Outstanding

The average balance of total advances decreased $5.2 billion, or 29.7 percent, for the three months ended March 31, 2022 compared with the same period in 2021, as members paid off advances, in many cases prior to maturity. We cannot predict future member demand for advances.

For the three months ended March 31, 2022 and 2021, net prepayment fees on advances were $914 thousand and $7.7 million, respectively. Prepayment-fee income is unpredictable and inconsistent from period to period, occurring only when advances and investments are prepaid prior to the scheduled maturity or repricing dates, and generally when prevailing reinvestment yields are lower than those of the prepaid advances. For additional information see Item 8 — Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 2 — Summary of Significant Accounting Policies — Advances in the 2021 Annual Report.

Average Balance of Investments

Average short-term money-market investments, consisting of interest-bearing deposits, securities purchased under agreements to resell, and federal funds sold, decreased $1.4 billion, or 30.6 percent, for the three months ended March 31, 2022, compared with the same period in 2021, as liquidity needs were sharply lower in 2022 compared to 2021 amid lower advances borrowing activity. The yield earned on short-term money-market investments is highly correlated to short-term market interest rates. As a result of the FOMC’s increase in the target range for the federal funds rate, average yields on overnight federal funds sold increased from 0.08 percent during the three months ended March 31, 2021, to 0.16 percent during the three months ended March 31, 2022, while average yields on securities purchased under agreements to resell increased from 0.07 percent for the three months ended March 31, 2021, to 0.13 percent for the three months ended March 31, 2022. These investments are used for liquidity management.

Average investment-securities balances increased $3.4 billion, or 34.3 percent for the three months ended March 31, 2022, compared with the same period in 2021, an increase consisting primarily of $1.9 billion in MBS and $1.6 billion in U.S. Treasury obligations.

Average Balance of COs

Average CO balances decreased $3.9 billion, or 11.8 percent, for the three months ended March 31, 2022, compared with the same period in 2021, resulting from our decreased funding needs principally due to the decrease in our average advances balances. This overall decrease consisted of a decline of $9.0 billion in CO discount notes offset by a $5.1 billion increase in CO bonds.

The average balance of CO discount notes represented approximately 8.0 percent of total average COs during the three months ended March 31, 2022, compared with 34.6 percent of total average COs during the three months ended March 31, 2021. The average balance of CO bonds represented 92.0 percent and 65.4 percent of total average COs outstanding during the three months ended March 31, 2022 and 2021, respectively.

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

Table 5 below provides a summary of the impact of derivatives and hedging activities on our earnings.

Table 5 - Effect of Derivative and Hedging Activities
(dollars in thousands)

	For the Three Months Ended March 31, 2022
Net Effect of Derivatives and Hedging Activities	Advances	Investments	Mortgage Loans	CO Bonds	Other	Total
Net interest income
Amortization / accretion of hedging activities (1)	$(263)	$—	$(156)	$(936)	$—	$(1,355)
Gains on designated fair-value hedges	1,331	14,291	—	479	—	16,101
Net interest settlements on derivatives(2)	(9,926)	(37,391)	—	26,791	—	(20,526)
Total net interest income	(8,858)	(23,100)	(156)	26,334	—	(5,780)

Net gains (losses) on derivatives and hedging activities
Gains (losses) on derivatives not receiving hedge accounting	1	(1)	—	(521)	—	(521)
CO bond firm commitments	—	—	—	521	—	521
Mortgage delivery commitments	—	—	(673)	—	—	(673)
Net gains (losses) on derivatives and hedging activities	1	(1)	(673)	—	—	(673)

Net losses on trading securities	—	(425)	—	—	—	(425)
Total net effect of derivatives and hedging activities	$(8,857)	$(23,526)	$(829)	$26,334	$—	$(6,878)

	For the Three Months Ended March 31, 2021
Net Effect of Derivatives and Hedging Activities	Advances	Investments	Mortgage Loans	CO Bonds	Other	Total
Net interest income
Amortization / accretion of hedging activities in net interest income (1)	$(699)	$—	$(481)	$(645)	$—	$(1,825)
Gains on designated fair-value hedges	1,018	7,613	—	233	—	8,864
Net interest settlements included in net interest income (2)	(15,825)	(21,937)	—	7,470	—	(30,292)
Total net interest income	(15,506)	(14,324)	(481)	7,058	—	(23,253)

Net gains (losses) on derivatives and hedging activities
Gains (losses) on derivatives not receiving hedge accounting	6	(25)	—	(19)	(148)	(186)
CO bond firm commitments	—	—	—	19	—	19
Mortgage delivery commitments	—	—	(686)	—	—	(686)
Price alignment amount (3)	—	—	—	—	5	5
Net gains (losses) on derivatives and hedging activities	6	(25)	(686)	—	(143)	(848)

Net losses on trading securities	—	(14,861)	—	—	—	(14,861)
Total net effect of derivatives and hedging activities	$(15,500)	$(29,210)	$(1,167)	$7,058	$(143)	$(38,962)
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

FINANCIAL CONDITION

Advances

At March 31, 2022, the advances portfolio totaled $11.8 billion, a decrease of $523.6 million from $12.3 billion at December 31, 2021. The demand for advances experienced further reduction during the quarter, as member deposit levels continued to be elevated.

Table 6 - Advances Outstanding by Product Type
(dollars in thousands)

	March 31, 2022		December 31, 2021
	Par Value	Percent of Total	Par Value	Percent of Total
Fixed-rate advances
Long-term	$6,849,626	57.4%	$6,511,706	52.7%
Short-term	1,532,799	12.8	1,531,550	12.4
Putable	1,091,750	9.2	1,178,425	9.6
Amortizing	520,810	4.4	551,163	4.5
Overnight	202,980	1.7	225,922	1.8
	10,197,965	85.5	9,998,766	81.0

Variable-rate advances
Simple variable (1)	1,726,875	14.5	2,348,875	19.0
All other variable-rate indexed advances	—	—	64	—
	1,726,875	14.5	2,348,939	19.0
Total par value	$11,924,840	100.0%	$12,347,705	100.0%
________________________
(1)    Includes floating-rate advances that may be contractually prepaid by the borrower on a floating-rate reset date without incurring prepayment or termination fees.

See Item 1 — Financial Statements — Notes to the Financial Statements — Note 4 — Advances for disclosures relating to redemption terms of the advances portfolio.

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

Table 7 - Advances Outstanding by Borrower Credit Status Category
(dollars in thousands)

	As of March 31, 2022
	Number of Borrowers	Par Value of Advances Outstanding	Discounted Collateral	Ratio of Discounted Collateral to Advances
Category-1	195	$6,891,373	$86,371,160	1,253.3%
Category-2	14	303,057	887,027	292.7
Category-3	12	228,372	381,503	167.1
Insurance companies	25	4,502,038	6,010,913	133.5
Total	246	$11,924,840	$93,650,603	785.3%

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

We have not recorded any allowance for credit losses on advances at March 31, 2022, and December 31, 2021, for the reasons discussed in Item 1 — Financial Statements — Notes to the Financial Statements — Note 4 — Advances.

Table 8 - Top Five Advance-Borrowing Institutions
(dollars in thousands)

	March 31, 2022
Name	Par Value of Advances	Percent of Total Par Value of Advances	Weighted-Average Rate (1)
Massachusetts Mutual Life Insurance Company	$2,100,000	17.6%	1.78%
Voya Retirement Insurance and Annuity Company	925,000	7.8	0.83
Hingham Institution for Savings	865,000	7.2	0.36
Workers Federal Credit Union	474,000	4.0	2.05
Institution for Savings in Newburyport and its Vicinity	400,837	3.4	1.75
Total of top five advance-borrowing institutions	$4,764,837	40.0%

	December 31, 2021
Name	Par Value of Advances	Percent of Total Par Value of Advances	Weighted-Average Rate (1)
Massachusetts Mutual Life Insurance Company	$1,500,000	12.1%	1.62%
Voya Retirement Insurance and Annuity Company	925,000	7.5	0.48
Hingham Institution for Savings	665,000	5.4	0.28
Salem Five Cents Savings Bank	580,392	4.7	0.27
Peoples United Bank	562,750	4.6	0.39
Total of top five advance-borrowing institutions	$4,233,142	34.3%
_______________________
(1)    Weighted-average rates are based on the contract rate of each advance without taking into consideration the effects of interest-rate-exchange agreements that we may use as hedging instruments.

Investments

At March 31, 2022, investment securities and short-term money-market instruments totaled $16.8 billion, an increase of $476.8 million from $16.4 billion at December 31, 2021.

Short-term money-market investments increased $782.0 million to $3.6 billion at March 31, 2022, compared with December 31, 2021. The increase was attributable to increases of $600.0 million in securities purchased under agreements to resell and $222.0 million in federal funds sold offset by a decrease of $40.0 million in interest bearing deposits.
Investment securities declined $305.2 million to $13.2 billion at March 31, 2022, compared with $13.5 billion at December 31, 2021. This was attributable to decreases of $163.8 million in MBS and $73.2 million in U.S. Treasury obligations.

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

We place short-term funds with large, high-quality financial institutions that must be rated in at least the third-highest internal rating category on a rating scale of FHFA1 through FHFA7, reflecting progressively lower credit quality. The internal rating categories of FHFA1 through FHFA4 are considered to be investment quality. As of March 31, 2022, all of these placements either expired within 60 days or were payable upon demand. See Part 1 — Item 1 — Business — Business Lines — Investments in the 2021 Annual Report for additional information.

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

Table 9 - Credit Ratings of Investments at Carrying Value
(dollars in thousands)

	As of March 31, 2022
	Long-Term Credit Rating
Investment Category	Triple-A	Double-A	Single-A	Unrated
Money-market instruments: (1)
Interest-bearing deposits	$—	$150	$45,010	$—
Securities purchased under agreements to resell	—	900,000	500,000	—
Federal funds sold	—	176,000	1,990,000	—
Total money-market instruments	—	1,076,150	2,535,010	—

Investment securities:(2)

Non-MBS:
U.S. Treasury obligations	—	5,511,796	—	—
Corporate bonds	—	—	—	1,232
U.S. government-owned corporations	—	275,474	—	—
GSE	—	114,117	—	—
Supranational institutions	380,282	—	—	—
HFA securities	33,984	27,460	—	—
Total non-MBS	414,266	5,928,847	—	1,232

MBS:
U.S. government guaranteed - single-family	—	24,100	—	—
U.S. government guaranteed - multifamily	—	536,893	—	—
GSE – single-family	—	1,104,678	—	—
GSE – multifamily	—	5,228,142	—	—
Total MBS	—	6,893,813	—	—

Total investment securities	414,266	12,822,660	—	1,232

Total investments	$414,266	$13,898,810	$2,535,010	$1,232
_______________________
(1)    The counterparty NRSRO rating is used for money-market instruments. Counterparty ratings are obtained from Moody's, Fitch, Inc. (Fitch), and S&P and are each as of March 31, 2022. If there is a split rating, the lowest rating is used. In certain instances where a counterparty is unrated, the Bank may assign a deemed rating to the counterparty and that deemed rating is used.
(2)    The issue rating is used for investment securities. Issue ratings are obtained from Moody’s, Fitch, and S&P. If there is a split rating, the lowest rating is used.

FHFA regulations include limits on the amount of unsecured credit we may extend to a counterparty or to a group of affiliated counterparties based on a percentage of regulatory capital and an internal credit rating determined by each FHLBank. See Part 1 — Item 1 — Business — Business Lines — Investments in the 2021 Annual Report for additional information. Under these regulations, the level of regulatory capital is determined as the lesser of our total regulatory capital or the regulatory capital of the counterparty. The applicable regulatory capital is then multiplied by a specified percentage for each counterparty, which product is the maximum amount of unsecured credit exposure we may extend to that counterparty. The percentage that we may offer for extensions of unsecured credit other than overnight sales of federal funds ranges from one to 15 percent based on the counterparty's credit rating. From time to time, we may establish internal credit limits lower than those permitted by regulation for individual counterparties.

Table 10 - Unsecured Credit Related to Money-Market Instruments and Debentures by Carrying Value
(dollars in thousands)

	Carrying Value
	March 31, 2022	December 31, 2021
Interest bearing deposits	$45,160	$85,153
Federal funds sold	2,166,000	1,944,000
Supranational institutions	380,282	403,765
U.S. government-owned corporations	275,474	306,864
GSEs	114,117	126,472

Mortgage Loans

We invest in mortgages through the MPF program. The MPF program is further described under — Mortgage Loans Credit Risk and in Part I — Item 1 — Business — Business Lines — Mortgage Loan Finance in the 2021 Annual Report.

As of March 31, 2022, our mortgage loan investment portfolio totaled $3.0 billion, a decrease of $121.5 million from December 31, 2021. We have experienced continued competition from Fannie Mae and Freddie Mac, as well as from private mortgage loan acquirers, for loan investment opportunities. In addition, prepayment activity in the three months ended March 31, 2022, has been elevated and has outpaced our purchases of mortgage loans.

Mortgage Loans Credit Risk

We are subject to credit risk from the mortgage loans in which we invest due to our exposure to the credit risk of the underlying borrowers and the credit risk of the participating financial institutions when the participating financial institutions retain credit-enhancement and/or servicing obligations. For additional information on the credit risks arising from our participation in the MPF program, see Part II — Item 7 — Management's Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition — Mortgage Loans — Mortgage Loans Credit Risk in the 2021 Annual Report. For information on the credit performance of our mortgage loan portfolio as of March 31, 2022, see Item I — Financial Statements — Note 5 — Mortgage Loans Held for Portfolio in this report.

Although our mortgage loan portfolio includes loans throughout the U.S., concentrations of 5 percent or greater of the outstanding principal balance of our conventional mortgage loan portfolio are shown in Table 12.

Table 11 - State Concentrations by Outstanding Principal Balance

	Percentage of Total Outstanding Principal Balance of Conventional Mortgage Loans
	March 31, 2022	December 31, 2021
Massachusetts	62%	63%
Maine	10	10
Connecticut	9	8
Vermont	5	5
All others	14	14
Total	100%	100%

We place conventional mortgage loans on nonaccrual status when the collection of interest or principal is doubtful or contractual principal or interest is 90 days or more past due. Accrued interest on nonaccrual loans is excluded from interest income. We monitor the delinquency levels of the mortgage loan portfolio on a monthly basis.

Table 12 - Mortgage Loans - Risk Elements and Credit Losses
(dollars in thousands)

	For the Three Months Ended March 31,
	2022	2021
Average par value of mortgage loans outstanding during the period ending	$3,000,274	$3,772,228
Net recoveries (charge-offs)	—	26
Net charge-offs to average loans outstanding during the year ending	—%	—%

	As of March 31, 2022	As of December 31, 2021
Mortgage loans held for portfolio, par value	$2,955,167	$3,072,075
Nonaccrual loans, par value	17,004	21,384
Allowance for credit losses on mortgage loans	1,600	1,700
Allowance for credit losses to mortgage loans held for portfolio	0.05%	0.06%
Nonaccrual loans to mortgage loans held for portfolio	0.58	0.70
Allowance for credit losses to nonaccrual loans	9.41	7.95

Mortgage Insurance Companies. We are exposed to credit risk from primary mortgage insurance coverage (PMI) on individual loans. As of March 31, 2022, we were the beneficiary of PMI coverage of $65.8 million on $251.6 million of conventional mortgage loans. These amounts relate to loans originated with PMI and for which current loan-to-value ratios exceed 78 percent (determined by recalculating the original loan-to-value ratio using the current unpaid principal balance divided by the appraised home value at the time of loan origination).

We have analyzed our potential loss exposure to all of the mortgage insurance companies and do not expect incremental losses based on these exposures at this time.

Consolidated Obligations

See — Liquidity and Capital Resources for information regarding our COs.

Derivative Instruments

All derivatives are recorded on the statement of condition at fair value and classified as either derivative assets or derivative liabilities. Bilateral and cleared derivatives outstanding are classified as assets or liabilities according to the net fair value of derivatives aggregated by each counterparty. Derivative assets' net fair value, net of cash collateral and accrued interest, totaled $410.5 million and $378.5 million as of March 31, 2022, and December 31, 2021, respectively. Derivative liabilities' net fair value, net of cash collateral and accrued interest, totaled $29.3 million and $38.9 million as of March 31, 2022, and December 31, 2021, respectively.

The following table presents a summary of the notional amounts and estimated fair values of our outstanding derivatives, excluding accrued interest, and related hedged item by product and type of accounting treatment as of March 31, 2022, and December 31, 2021. The notional amount represents the hypothetical principal basis used to determine periodic interest payments received and paid. However, the notional amount does not represent an actual amount exchanged or our overall exposure to credit and market risk.

Table 13 - Hedged Item and Hedge-Accounting Treatment
(dollars in thousands)

			March 31, 2022		December 31, 2021
Hedged Item	Derivative	Designation(2)	Notional Amount	Fair Value	Notional Amount	Fair Value
Advances (1)	Swaps	Fair value	$3,183,770	$4,992	$2,693,195	$1,800
	Swaps	Economic	329,800	(4,989)	345,425	(11,761)
Total associated with advances			3,513,570	3	3,038,620	(9,961)
Available-for-sale securities	Swaps	Fair value	12,077,159	38,913	10,795,541	56,831
Trading securities	Swaps	Economic	—	—	500,000	3,087
COs	Swaps	Fair value	15,277,220	(730,625)	13,101,220	(173,243)
	Swaps	Economic	—	—	55,000	(24)
	Forward starting swaps	Cash Flow	1,391,000	(1,701)	1,391,000	(380)
Total associated with COs			16,668,220	(732,326)	14,547,220	(173,647)
Total			32,258,949	(693,410)	28,881,381	(123,690)
CO bond firm commitments			35,000	133	55,000	24
Mortgage delivery commitments			9,889	72	3,164	68
Total derivatives			$32,303,838	(693,205)	$28,939,545	(123,598)
Accrued interest				(53,751)		(50,008)
Cash collateral, including related accrued interest				1,128,183		513,194
Net derivatives				$381,227		$339,588

Derivative asset				$410,500		$378,532
Derivative liability				(29,273)		(38,944)
Net derivatives				$381,227		$339,588
 _______________________
(1)    As of March 31, 2022 and December 31, 2021, embedded derivatives separated from certain advance contracts with notional amounts of $329.8 million and $345.4 million, respectively, and fair values of $5.0 million and $11.9 million, respectively, are not included in the table.
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

Derivative Instruments Credit Risk. We are subject to credit risk on derivatives. This risk arises from the risk of counterparty default on the derivative contract. The amount of unsecured credit exposure to derivative counterparty default is the amount by which the replacement cost of the defaulted derivative contract exceeds the value of any collateral held by us (if the counterparty is the net obligor on the derivative contract) or is exceeded by the value of collateral pledged by us to counterparties (if we are the net obligor on the derivative contract). We accept cash and securities collateral in accordance with the terms of the applicable master netting agreement for uncleared derivatives (principal-to-principal derivatives that are not centrally cleared) from counterparties with whom we are in a current positive fair-value position. We pledge cash and securities collateral in accordance with the terms of the applicable master netting agreement for uncleared derivatives to counterparties with whom we are in a current negative fair-value position.

From time to time, due to timing differences or derivatives valuation differences between our calculated derivatives values and those of our counterparties, and to the contractual haircuts applied to securities, we pledge to counterparties cash or securities collateral whose fair value is greater than the current net negative fair-value of derivative positions outstanding with them.

Similarly, from time to time, due to timing differences or derivatives valuation differences, we receive from counterparties cash or securities collateral whose fair value is less than the current net positive fair-value of derivatives positions outstanding with them. We currently pledge only cash collateral, including initial and variation margin, for cleared derivatives, but may also pledge securities for initial margin as allowed by the applicable DCO and clearing member.

Table 14 - Credit Exposure to Derivatives Counterparties
(dollars in thousands)

	As of March 31, 2022
Credit Rating (1)	Notional Amount	Net Derivatives Fair Value Before Collateral	Cash Collateral Pledged to Counterparty	Non-cash Collateral Pledged to Counterparty	Net Credit Exposure to Counterparties
Liability positions with credit exposure:
Uncleared derivatives
Single-A	$15,734,250	$(711,517)	$702,664	$32,588	$23,735
Cleared derivatives	16,524,699	(35,645)	425,519	—	389,874
Total interest-rate swap positions with nonmember counterparties to which we had credit exposure	32,258,949	(747,162)	1,128,183	32,588	413,609

CO Bond firm commitments	35,000	133	—	—	133
Mortgage delivery commitments (2)	9,889	86	—	—	86
Total	$32,303,838	$(746,943)	$1,128,183	$32,588	$413,828
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

For information on our approach to the credit risks arising from our use of derivatives, see Part II — Item 7 — Management’s Discussion and Analysis and Results of Operations — Financial Condition — Derivative Instruments — Derivative Instruments Credit Risk in the 2021 Annual Report.

Transition from LIBOR to Alternative Reference Rates

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

We have exposures to investment securities and derivatives with interest rates indexed to U.S. dollar LIBOR. All of our LIBOR-indexed financial instruments utilize a LIBOR tenor that will either cease to be published or will no longer be representative after June 30, 2023. Table 15 presents our exposure to LIBOR-indexed investment securities and LIBOR-indexed derivatives, at March 31, 2022.

For further details see the following Risk Factors in our 2021 Annual Report: Part I — Item 1A — Risk Factors — Market and Liquidity Risks — Changes to and replacement of the LIBOR benchmark interest rate could adversely affect our business, financial condition, and results of operations; and — We use derivatives to manage interest-rate risk, however, we could be unable to enter into effective derivative instruments on acceptable terms.

Table 15 - Financial Instruments with LIBOR Exposure at March 31, 2022
(dollars in thousands)

	Terminates in 2022	Due/Terminates in 2023, through June 30	Due/Terminates after June 30, 2023	Total
Assets with LIBOR exposure
Investment securities, par amount by contractual maturity
Non-MBS	$—	$—	$12,210	$12,210
MBS(1)	—	—	468,058	468,058
Total investment securities	$—	$—	$480,268	$480,268

LIBOR-indexed interest-rate swaps, notional amount
Receive leg
Cleared	$33,000	$12,000	$25,750	$70,750
Uncleared	155,000	231,600	350,900	737,500
Total interest-rate swaps, receive leg	$188,000	$243,600	$376,650	$808,250

Pay leg
Cleared	$137,220	$—	$—	$137,220
_______________________
(1)Balances are presented according to contractual maturity date and do not reflect scheduled or unscheduled principal repayments of underlying mortgage loans.

Table 16 - Variable Rate Financial Instruments by Interest-Rate Index
(dollars in thousands)

	Par Value of Advances	Par Value of Non-MBS	Par Value of MBS	Par Value of CO Bonds
LIBOR	$—	$12,210	$468,058	$—
SOFR	312,500	—	948,563	3,903,000
FHLBank discount note auction rate	1,414,375	—	—	—
Constant Maturity Treasury	—	—	34,399	—
Total	$1,726,875	$12,210	$1,451,020	$3,903,000

LIQUIDITY AND CAPITAL RESOURCES

Our financial structure is designed to enable us to expand and contract our assets, liabilities, and capital in response to changes in membership composition and member credit needs. Our primary source of liquidity is our access to the capital markets through CO issuance, which is described in Part I — Item 1 — Business — Consolidated Obligations of the 2021 Annual Report. Outstanding COs and the condition of the market for COs are discussed below under — Debt Financing — Consolidated Obligations. Our equity capital resources are governed by our capital plan, certain portions of which are described under — Capital below as well as by applicable legal and regulatory requirements.

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

We may not be able to predict future trends in member credit needs because they are driven by complex interactions among a number of factors, including members' asset growth or reductions, deposit growth or reductions, and the attractiveness of advances compared to other wholesale borrowing alternatives. We regularly monitor current trends, anticipate future debt issuance needs and maintain a portfolio of highly liquid assets in an effort to be prepared to fund our members' credit needs and our investment opportunities. We are generally able to expand our CO debt issuance in response to our members' increased credit needs for advances and to increase our acquisitions of mortgage loans. Alternatively, in response to reduced member credit needs, we may allow our COs to mature without replacement, transfer debt to another FHLBank, or repurchase and retire outstanding COs, or redeem callable COs on eligible redemption dates, allowing our balance sheet to shrink.

Sources and Uses of Liquidity. Our primary sources of liquidity are proceeds from the issuance of COs and advance repayments, and maturing short-term investments, as well as cash and investment holdings that are primarily high-quality, short- and intermediate-term financial instruments. During the three months ended March 31, 2022, we maintained continual access to funding and adapted our debt issuance to meet the needs of our members.

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

Secondary sources of liquidity include payments collected on mortgage loans, proceeds from the issuance of capital stock, and deposits from members. In addition, under the FHLBank Act, the U.S. Treasury may purchase up to $4 billion of FHLBank COs. The terms, conditions, and interest rates in such a purchase would be determined by the U.S. Treasury. This authority may be exercised at the discretion of the U.S. Treasury with the agreement of the FHFA only if alternative means cannot be effectively employed to permit members of the FHLBanks to continue to supply reasonable amounts of funds to the mortgage market, and the ability to supply such funds is substantially impaired because of monetary stringency and a high level of interest rates. There were no such purchases by the U.S. Treasury during the quarter ended March 31, 2022.

For information and discussion of our guarantees and other commitments we may have, see below — Off-Balance-Sheet Arrangements and Aggregate Contractual Obligations. For further information and discussion of the joint and several liability for FHLBank COs, see below — Debt Financing — Consolidated Obligations.

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

Liquidity Management Action Trigger. We maintain a liquidity management action trigger pertaining to projected net cash flow: if projected net cash flow falls below zero on or before the 21st day following the measurement date, then management of the Bank is notified and determines whether any corrective action is necessary. We did not exceed this threshold at any time during the three months ended March 31, 2022.

Table 17 - Projected Net Cash Flow
(dollars in thousands)

As of March 31, 2022
21 Days
Uses of funds
Interest payable	$10,738
Maturing liabilities	2,038,000
Committed asset settlements	204,800
Capital outflow	177,739
MPF delivery commitments	9,889
Other	31,676
Gross uses of funds	2,472,842

Sources of funds
Interest receivable	30,261
Maturing or projected amortization of assets	4,383,585
Committed liability settlements	384,912
Cash and due from banks and interest bearing deposits	247,855
Gross sources of funds	5,046,613

Projected net cash flow	$2,573,771

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

We were in compliance with the base case liquidity requirement at all times during the three months ended March 31, 2022.

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

Liquidity Guidance AB, the Bank has instituted a limit and management action trigger framework around these metrics as follows:

Table 18 - Funding Gap Metric

Funding Gap Metric (1)	Limit	Management Action Trigger	Three-Month Average March 31, 2022	Three-Month Average December 31, 2021
3-month Funding Gap	15%	13%	(7.4)%	(8.2)%
1-year Funding Gap	30%	25%	(0.3)%	(0.5)%
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

Debt Financing — Consolidated Obligations

At both March 31, 2022, and December 31, 2021, outstanding COs for which we are primarily liable, including both CO bonds and CO discount notes, totaled $28.9 billion. CO bonds outstanding for which we are primarily liable at March 31, 2022, and December 31, 2021, include issued callable bonds totaling $14.6 billion and $12.8 billion, respectively.

CO discount notes comprised 9.9 percent and 7.9 percent of the outstanding COs for which we are primarily liable at March 31, 2022, and December 31, 2021, respectively, but accounted for 94.5 percent and 94.4 percent of the proceeds from the issuance of such COs during the three months ended March 31, 2022 and 2021, respectively.

Overall, we continued to experience strong demand for COs among investors. We have been able to issue debt in the amounts and structures required to meet our funding and risk-management needs. For most of the period covered by this report, COs were issued at yields that were historically competitive versus those of comparable-term U.S. Treasury securities. COs continue to be issued at yields that are at or lower than SOFR for comparable short-term maturities. However, periodic threats of Congressional failure to raise the U.S. Treasury debt ceiling raise the potential for defaults on U.S. Treasury debt, which could have impacts on demand for and pricing of CO debt.

The Federal Reserve’s recent signaling of inflation concerns and potential changes to its repurchase agreement offerings, purchases of U.S. Treasury securities and U.S. Agency mortgage-backed securities, as well as the previous establishment of liquidity facilities, are potentially important factors that could continue to shape investor demand for debt, including COs. Moreover, increases in U.S. Treasury security issuance in response to higher fiscal deficits following fiscal stimulus programs underlying the CARES Act, American Rescue Plan Act, and any similar future legislation or any change or roll back of regulations governing money market investors may also have an impact on our funding costs.

Capital

Total capital at March 31, 2022, was $2.4 billion compared with $2.5 billion at year-end 2021.

Capital stock decreased by $24.2 million during the three months ended March 31, 2022, resulting from capital stock repurchases of $146.0 million offset by the issuance of $121.9 million of capital stock.

The FHLBank Act and FHFA regulations specify that each FHLBank is required to satisfy certain minimum regulatory capital requirements. We were in compliance with these requirements at March 31, 2022, as discussed in Part 1— Item 1 — Notes to the Financial Statements — Note 10 — Capital.

Table 19 - Mandatorily Redeemable Capital Stock by Expiry of Redemption Notice Period
(dollars in thousands)

	March 31, 2022	December 31, 2021
Past redemption date (1)	$2,994	$3,138
Due in one year or less	112	92
Due after one year through two years	10	30
Due after two years through three years	435	—
Due after three years through four years	836	581
Due after four years through five years	9,031	9,721
Total	$13,418	$13,562
_______________________
(1)    Amount represents mandatorily redeemable capital stock that has reached the end of the five-year redemption-notice period but the member-related activity (for example, advances) remains outstanding. Accordingly, these shares of stock will not be redeemed until the activity is no longer outstanding.

Capital Rule

The FHFA’s regulation on FHLBank capital classification and critical capital levels (the Capital Rule), among other things, establishes criteria for four capital classifications and corrective action requirements for FHLBanks that are classified in any classification other than adequately capitalized. The Capital Rule requires the Director of the FHFA to determine on no less than a quarterly basis the capital classification of each FHLBank. By letter dated March 29, 2022, the Director of the FHFA notified us that, based on December 31, 2021 financial information, we met the definition of adequately capitalized under the Capital Rule.

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

Internal Minimum Capital Requirement in Excess of Regulatory Requirements

To provide protection for our capital base, we maintain an internal minimum capital requirement whereby the amount of paid-in capital stock and retained earnings (together, our actual regulatory capital) must be at least equal to the sum of 4 percent of our total assets plus an amount we measure as our risk exposure with 99 percent confidence using our economic capital model (together, our internal minimum capital requirement). As of March 31, 2022, this internal minimum capital requirement equaled $1.8 billion, which was satisfied by our actual regulatory capital of $2.5 billion.

Minimum Retained Earnings Target

At March 31, 2022, we had total retained earnings of $1.6 billion compared with our minimum retained earnings target of $700.0 million. We generally view our minimum retained earnings target as a floor for retained earnings rather than as a retained earnings limit and expect to continue to grow our retained earnings modestly even though we exceed the target.

For information on limitations on dividends, including limitations when we are under our minimum retained earnings target, see Part II — Item 5 — Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities in the 2021 Annual Report.

Repurchases of Excess Stock

We have the authority, but are not obliged, to repurchase excess stock, as discussed under Part I — Item 1 — Business — Capital Resources — Repurchase of Excess Stock in the 2021 Annual Report.

Table 20 - Capital Stock Requirements and Excess Capital Stock
(dollars in thousands)

	Membership Stock Investment Requirement(1)	Activity-Based Stock Investment Requirement	Total Stock Investment Requirement (2)	Outstanding Class B Capital Stock (3)	Excess Class B Capital Stock
March 31, 2022	$316,072	$449,068	$765,162	$942,901	$177,739
December 31, 2021	429,353	505,264	934,638	967,200	32,562
_______________________
(1)    Pursuant to our Capital Plan of the Federal Home Loan Bank of Boston Amended and Restated as of December 31, 2021, the membership stock investment requirement changed from 0.20 percent of the Membership Stock Investment Base to 0.05 percent of total assets. The change was intended to reduce the aggregate membership stock investment requirement.
(2)    Total stock investment requirement is rounded up to the nearest $100 on an individual member basis.
(3)     Class B capital stock outstanding includes mandatorily redeemable capital stock.

To facilitate our ability to maintain a prudent level of capitalization and an efficient capital structure, while providing for an equitable allocation of excess stock ownership among members, we conduct daily repurchases of excess stock from any shareholder whose excess stock exceeds the lesser of $3 million or 3 percent of the shareholder’s total stock investment requirement, subject to the minimum repurchase of $100,000. We plan to continue with this practice, subject to regulatory requirements and our anticipated liquidity or capital management needs, although continued repurchases remain at our sole discretion, and we retain authority to make adjustments to our excess stock repurchase practices subject to notice requirements defined in our Capital Plan, or to suspend repurchases of excess stock from any shareholder or all shareholders without prior notice.

Restricted Retained Earnings

At March 31, 2022, our restricted retained earnings amount was $368.4 million, which exceeds the required contribution to the restricted retained earnings account of $291.0 million. No allocation of net income was made to restricted retained earnings in 2021 and no further allocations of net income into restricted retained earnings are required until such time as the contribution requirement exceeds the balance of restricted retained earnings.

Off-Balance-Sheet Arrangements and Aggregate Contractual Obligations

Our significant off-balance-sheet arrangements consist of the following:

•    commitments that obligate us for additional advances;
 •    standby letters of credit;
 •    commitments for unused lines-of-credit advances; and
 •    unsettled COs.

Off-balance-sheet arrangements are more fully discussed in Item 1 — Financial Statements — Notes to the Financial Statements — Note 13 — Commitments and Contingencies.

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

We have identified three accounting estimates that we believe are critical because they require us to make subjective or complex judgments about matters that are inherently uncertain, and because of the likelihood that materially different amounts would be reported under different conditions or using different assumptions. These estimates include accounting for derivatives, the use of fair-value estimates, and accounting for deferred premiums and discounts on prepayable assets. The Audit Committee of our board of directors has reviewed these estimates. The assumptions involved in applying these policies are discussed in

Part II — Item 7 — Management's Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Estimates in the 2021 Annual Report.

As of March 31, 2022, we have not made any significant changes to the estimates and assumptions used in applying our critical accounting policies and estimates from those used to prepare our audited financial statements.

RECENT ACCOUNTING DEVELOPMENTS

See Item 1 — Financial Statements — Notes to the Financial Statements — Note 2 — Recently Issued and Adopted Accounting Guidance for a discussion of recent accounting developments impacting or that could impact us.

LEGISLATIVE AND REGULATORY DEVELOPMENTS

We summarize certain significant legislative and regulatory actions and related developments for the period covered by this report below.

SEC Proposed Rule on Climate-related Disclosures. On March 21, 2022, the SEC issued a proposed rule on climate-related disclosures that would require the Bank to disclose its: (i) direct and certain indirect greenhouse gas emissions; (ii) if applicable, climate transition plan, climate-related targets and progress toward such plan or targets; (iii) climate-related risks over various time horizons and their impacts on the Bank’s business; (iv) climate-related risks in qualitative and quantitative terms in the notes to the Bank’s financial statements; and (v) corporate governance of climate-related risks and risk management processes.

If the proposed rule is finalized without change, the Bank would be subject to certain disclosure requirements for its annual report for fiscal year 2024 and additional disclosure requirements for its annual report for fiscal year 2025.

We continue to review the proposed rule, but we expect that it would result in increased costs and complexity associated with our SEC reporting. While we are unable to quantify the anticipated costs at this time, we expect that compliance would require operational enhancements impacting many aspects of our business. The Bank is unable to predict at this time whether the SEC will finalize the proposed rule, or the extent to which any final rule will deviate from the proposed rule.

Amendment to FINRA Rule 4210: Margining of Covered Agency Transactions. On February 25, 2022, the Financial Industries Regulatory Authority (FINRA) extended the implementation date of its amendments to FINRA Rule 4210 delaying the effectiveness of margining requirements for covered agency transactions until October 26, 2022. On April 14, 2022, the SEC granted a petition for review of the amendments thereby staying the effectiveness of the amendments until the petition is resolved. Once the margining requirements are effective, the Bank may be required to collateralize its transactions that are covered agency transactions, which include to be announced transactions (TBAs). These collateralization requirements could have the effect of reducing the overall profitability of engaging in covered agency transactions, including TBAs. Further, any collateralization requirements would expose us to credit risk from our counterparties to such transactions. We do not expect this amended rule to have a material effect on our financial condition or results of operations.

LIBOR Transition. On March 15, 2022, the Adjustable Interest Rate (LIBOR) Act was signed into law. This law provides a statutory fallback mechanism and safe harbor that apply on a nationwide basis to replace LIBOR with a benchmark rate selected by the Federal Reserve Board based on SOFR for certain contracts that reference LIBOR and contain no or insufficient fallback provisions, including fallback rates that are in any way based on LIBOR. This law will also pre-empt state LIBOR statutes, such as Article 18-C of the New York General Obligations Law. We do not expect this rule to have a material effect on our financial condition or results of operations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Sources and Types of Market and Interest-Rate Risk

Our balance sheet is comprised of different portfolios that require different types of market- and interest-rate-risk management strategies. The majority of our balance sheet is comprised of assets that can be funded individually or collectively without imposing significant residual interest-rate risk on ourselves. Sources and types of market and interest-rate risk are described in Part II — Item 7A — Quantitative and Qualitative Disclosures About Market Risk — Sources and Types of Market and Interest-Rate Risk in the 2021 Annual Report.

Strategies to Manage Market and Interest-Rate Risk

General

We use various strategies and techniques in an effort to manage our market and interest-rate risk including the following and combinations of the following:

•the issuance of COs that can be used to match interest-rate-risk exposures of our assets (at March 31, 2022, fixed-rate noncallable debt, not hedged by interest-rate swaps, amounted to $7.3 billion, compared with $8.4 billion at December 31, 2021);
•the issuance of COs with embedded call options to mitigate interest-rate and prepayment risks of our mortgage loans and certain MBS (at March 31, 2022, and December 31, 2021, fixed-rate callable debt not hedged by interest-rate swaps amounted to $595.0 million and $520.0 million, respectively);
•the issuance of CO bonds together with interest-rate swaps (either cleared if no optionality or uncleared if containing optionality) that receive a coupon rate that offsets the bond coupon rate and any optionality embedded in the bond, thereby effectively creating a floating-rate liability (total CO bond debt used in conjunction with interest-rate-exchange agreements was $14.9 billion, or 55.8 percent of our total outstanding CO bonds at March 31, 2022, compared with $13.0 billion, or 48.6 percent of total outstanding CO bonds, at December 31, 2021);
•the issuance of advances together with interest-rate swaps that pay a coupon rate that offsets the advance coupon rate and any optionality embedded in the advance, thereby effectively creating a floating-rate asset (total advances used in conjunction with interest-rate-exchange agreements, including both fair-value hedge relationships and economic hedge relationships, was $3.5 billion, or 29.5 percent of our total outstanding advances at March 31, 2022, compared with $3.0 billion, or 24.6 percent of total outstanding advances, at December 31, 2021);
•the purchase of available-for-sale securities together with interest-rate swaps that pay a coupon rate that offsets the security’s coupon rate, thereby effectively creating a floating-rate asset (total available-for-sale securities used in conjunction with interest-rate-exchange agreements was $12.1 billion, or 88.2 percent of our total outstanding available-for-sale securities at March 31, 2022, compared with $10.8 billion, or 85.2 percent of total outstanding available-for-sale securities, at December 31, 2021);
•contractual provisions for certain advances that require borrowers to pay us prepayment fees, to make us financially indifferent if the borrower prepays such advances prior to maturity; and
•the use of derivatives to hedge the interest-rate risk of anticipated future CO debt issuance (at both March 31, 2022 and December 31, 2021, forward starting interest-rate swaps hedging the anticipated future issuance of CO debt was $1.4 billion).

Our strategies and techniques are more fully discussed under Part II — Item 7A — Quantitative and Qualitative Disclosures About Market Risk — Strategies to Manage Market and Interest-Rate Risk in the 2021 Annual Report.

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
•VaR, which measures the potential change in our MVE, based on a set of stress scenarios (VaR Stress Scenarios) using historically based interest-rate, volatility and Option Adjusted Spread (OAS) movements starting at the most recent month-end and going back monthly to 1998. For risk-based capital purposes and compliance with our internal management action trigger, VaR is reported as the average of the 5 worst case scenarios.
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

We maintain limits and management action triggers in connection with some of the foregoing metrics. Those limits, management action triggers, and the foregoing market and interest-rate risk metrics are more fully discussed under Part II — Item 7A — Quantitative and Qualitative Disclosures About Market Risk — Measurement of Market and Interest-Rate Risk and Related Policy Constraints in the 2021 Annual Report.

Table 21 - Interest-Rate / Market-Rate Risk Metrics

	March 31, 2022	December 31, 2021	Target, Limit or Management Action Trigger
MVE	$2.4 billion	$2.5 billion	None
MVE/BVE	98%	96%	None
MVE/Par Stock	251%	253%	Maintain above 130% (management action trigger) and 125% (limit)
Economic Capital Ratio	7.1%	7.4%	Maintain above 4.5% (management action trigger) and 4.0% (limit)
VaR	8.7% of MVE	8.7% of MVE	Maintain below 12 percent of MVE (management action trigger)
Duration of Equity (1)(2)	+2.07 years	+0.37 years	Maintain between +/- 3.5 years (management action trigger) and +/- 4.0 years (limit)
MVE Sensitivity: (1)(3)
Down 200 basis point parallel rate shock	0.8%	(0.9)%	Maintain above -10% (management action trigger) and -15% (limit)
Up 200 basis point parallel rate shock	(6.3)%	(4.2)%
Duration Gap (1)(4)	+1.77 months	+0.33 months	None
_______________________
(1)    Metrics for measuring against the management action triggers and limits are calculated using a methodology which does not constrain interest rates to a minimum of zero percent. Additional metrics are calculated in accordance with guidance from the FHFA, which requires that we constrain projected future interest rates and discounting yields to a minimum of zero percent.
(2)    Using the methodology which constrains interest rates to a minimum of zero percent, duration of equity is +2.25 years as of March 31, 2022, and +1.09 years as of December 31, 2021.
(3)    Using the methodology which constrains interest rates to a minimum of zero percent, MVE sensitivity in a down 200 basis point parallel rate shock is +2.2 percent as of March 31, 2022, and +10.4 percent as of December 31, 2021, and MVE sensitivity in an up 200 basis point parallel rate shock is (6.3) percent as of March 31, 2022, and (4.2) percent as of December 31, 2021.

(4)    Using the methodology which constrains interest rates to a minimum of zero percent, duration gap is +1.92 months as of March 31, 2022, and +0.98 months as of December 31, 2021.

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

FHFA Advisory Bulletin 2018-01, which was effective as of January 1, 2020, provides guidance for our determination of market risk scenarios that are incorporated into our internal market risk models. Our VaR model results utilizes interest rate, volatility and OAS shocks provided by the FHFA.

The table below presents the VaR estimate as of March 31, 2022, and December 31, 2021, and represents the estimates of potential reduction to our MVE from potential future changes in market factors, as described above. Estimated potential market value loss exposures are expressed as a percentage of the current MVE. The table is intended to represent a statistically based range of VaR exposures.

Table 22 - Value-at-Risk
(dollars in millions)

	Value-at-Risk (Gain) Loss Exposure
	March 31, 2022		December 31, 2021
Confidence Level	% of MVE (1)	Amount	% of MVE (1)	Amount
50%	1.85%	$43.7	4.11%	$100.7
75%	3.72	88.1	5.52	135.3
95%	6.20	146.7	7.67	188.1
99%	8.59	203.4	8.14	199.5

Average of five worst scenarios, as of period end	8.67	205.3	8.71	213.5
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

Management has put in place management action triggers whereby senior management is explicitly informed of instances where our projected return on capital stock (ROCS) falls below the average yield on SOFR plus our dividend spread over a twelve-month horizon in a variety of interest-rate shock scenarios limited to +/- 200 basis points. The results of this analysis for March 31, 2022, showed that in the base case our ROCS was 477 basis points over SOFR, and in the worst case modeled, the up 200 basis points scenario, our ROCS fell 66 basis points to 411 basis points over SOFR. Our ROCS spread to SOFR remained above the management action trigger minimum during 2021. For December 31, 2021, the results of this analysis showed in the base case our ROCS was 396 basis points over SOFR, and in the worst case modeled, the down 200 basis point scenario, our ROCS fell 163 basis points to 233 basis points over SOFR.

Certain Market and Interest-Rate Risk Metrics under Potential Interest-Rate Scenarios

We also monitor the sensitivities of MVE and the duration of equity to potential interest-rate scenarios. The following table presents certain market and interest-rate risk metrics under different interest-rate scenarios.

Table 23 - Market and Interest-Rate Risk Metrics
(dollars in millions)

	March 31, 2022
	Down 300(1)	Down 200(1)	Down 100(1)	Base	Up 100	Up 200	Up 300
MVE	$2,596	$2,418	$2,403	$2,367	$2,303	$2,219	$2,126
Percent change in MVE from base	9.7%	2.2%	1.5%	—%	(2.7)%	(6.3)%	(10.2)%
MVE/BVE	107%	100%	99%	98%	95%	91%	88%
MVE/Par Stock	275%	256%	255%	251%	244%	235%	225%
Duration of Equity	+4.98 years	+5.08 years	+0.62 years	+2.25 years	+3.31 years	+3.98 years	+4.39 years
Return on Capital Stock less SOFR	3.77%	4.11%	4.65%	4.77%	4.54%	4.11%	3.42%
Net income percent change from base	(43.17)%	(34.51)%	(16.13)%	—%	11.51%	19.75%	24.11%

	December 31, 2021
	Down 300(1)	Down 200(1)	Down 100(1)	Base	Up 100	Up 200	Up 300
MVE	$2,704	$2,706	$2,488	$2,452	$2,421	$2,349	$2,252
Percent change in MVE from base	10.3%	10.4%	1.5%	—%	(1.3)%	(4.2)%	(8.2)%
MVE/BVE	106%	106%	98%	96%	95%	92%	89%
MVE/Par Stock	280%	280%	257%	253%	250%	243%	233%
Duration of Equity	-0.07 years	+5.37 years	+ 3.78 years	+1.09 years	+2.21 years	+3.58 years	+4.49 years
Return on Capital Stock less SOFR	2.33%	2.33%	2.65%	3.96%	4.05%	3.97%	3.68%
Net income percent change from base	(46.68)%	(46.70)%	(39.37)%	—%	24.45%	44.81%	60.66%
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

Our management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures, with the participation of the president and chief executive officer and chief financial officer, as of March 31, 2022. Based on that evaluation, our president and chief executive officer and chief financial officer have concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of March 31, 2022.

Changes in Internal Control over Financial Reporting

During the quarter ended March 31, 2022, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

As noted in Part I – Item 3 – Legal Proceedings in the 2021 Annual Report, in November 2020, we resolved our claims against the remaining defendants in our private-label MBS litigation that were pending in Massachusetts District Court. We continue to pursue related litigation against Moody’s Investors Service, Inc. and Moody’s Corporation in the New York Supreme Court.

From time to time, we are subject to various pending legal proceedings arising in the normal course of business. After consultation with legal counsel, we do not anticipate that the ultimate liability, if any, arising out of these matters will have a material adverse effect on our financial condition or results of operations.

ITEM 1A. RISK FACTORS

In addition to the information presented in this report, readers should carefully consider the risk factors set forth in the 2021 Annual Report, which could materially impact our business, financial condition, or future results. These risks are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem immaterial may also materially impact us.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

Number	Exhibit Description	Reference

10.1	2022 Executive Incentive Plan*	Exhibit 10.1 to our Form 8-K/A filed with the SEC on April 27, 2022
31.1	Certification of the president and chief executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed within this Form 10-Q
31.2	Certification of the chief financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed within this Form 10-Q
32.1	Certification of the president and chief executive officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed within this Form 10-Q
32.2	Certification of the chief financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed within this Form 10-Q
101.INS	XBRL Instance Document	The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document	Filed within this Form 10-Q
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	Filed within this Form 10-Q
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	Filed within this Form 10-Q
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	Filed within this Form 10-Q
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	Filed within this Form 10-Q
104	The cover page of the Bank’s Quarterly report on Form 10-Q, formatted in Inline XBRL	Included within the Exhibit 101 attachments
* Management contract or compensatory plan. Portions of this exhibit have been omitted.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date	FEDERAL HOME LOAN BANK OF BOSTON (Registrant)
May 12, 2022	By:	/s/	Timothy J. Barrett
Timothy J. Barrett President and Chief Executive Officer
May 12, 2022	By:	/s/	Frank Nitkiewicz
Frank Nitkiewicz Executive Vice President, Chief Operating Officer and Chief Financial Officer