Form 10-Q
period 2022-06-30
Federal Home Loan Bank of Boston
filed 2022-08-11
CIK 1331463

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
––––––––––––––––––––––––––––––––––––––––––––––––––––

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
OR
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

Shares outstanding as of July 31, 2022
Class B Stock, par value	$100	16,266,828

Federal Home Loan Bank of Boston
Form 10-Q

PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

FEDERAL HOME LOAN BANK OF BOSTON STATEMENTS OF CONDITION (dollars and shares in thousands, except par value) (unaudited)
	June 30, 2022	December 31, 2021
ASSETS
Cash and due from banks	$65,965	$204,993
Interest-bearing deposits	395,230	85,153
Securities purchased under agreements to resell	11,250,000	800,000
Federal funds sold	2,998,000	1,944,000
Investment securities:
Trading securities	980	501,867
Available-for-sale securities (amortized cost of $13,730,648 and $12,837,974 at June 30, 2022, and December 31, 2021, respectively)	13,496,627	12,895,987
Held-to-maturity securities (a)	113,697	145,492
Total investment securities	13,611,304	13,543,346
Advances	30,318,486	12,340,020
Mortgage loans held for portfolio, net of allowance for credit losses of $1,500 and $1,700 at June 30, 2022, and December 31, 2021, respectively	2,897,373	3,120,159
Accrued interest receivable	85,367	68,360
Derivative assets, net	389,239	378,532
Other assets	53,030	60,729
Total Assets	$62,063,994	$32,545,292
LIABILITIES
Deposits
Interest-bearing	$1,035,235	$833,007
Non-interest-bearing	31,224	51,025
Total deposits	1,066,459	884,032
Consolidated obligations (COs):
Bonds	32,721,605	26,613,032
Discount notes	25,096,230	2,275,320
Total consolidated obligations	57,817,835	28,888,352
Mandatorily redeemable capital stock	10,703	13,562
Accrued interest payable	86,722	60,968
Affordable Housing Program (AHP) payable	85,086	70,503
Derivative liabilities, net	—	38,944
Other liabilities	49,177	57,920
Total liabilities	59,115,982	30,014,281
Commitments and contingencies (Note 13)
CAPITAL
Capital stock – Class B – putable ($100 par value), 15,572 shares and 9,536 shares issued and outstanding at June 30, 2022, and December 31, 2021, respectively	1,557,243	953,638
Retained earnings:
Unrestricted	1,230,558	1,179,986
Restricted	376,620	368,420
Total retained earnings	1,607,178	1,548,406
Accumulated other comprehensive (loss) income	(216,409)	28,967
Total capital	2,948,012	2,531,011
Total Liabilities and Capital	$62,063,994	$32,545,292
_______________________________________
(a)   Fair values of held-to-maturity securities were $114,516 and $148,068 at June 30, 2022, and December 31, 2021, respectively.

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF BOSTON STATEMENTS OF OPERATIONS (dollars in thousands) (unaudited)
	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
INTEREST INCOME
Advances	$69,277	$43,230	$103,270	$92,782
Prepayment fees on advances, net	2,364	4,232	3,278	11,965
Interest-bearing deposits	2,369	10	2,529	94
Securities purchased under agreements to resell	9,109	168	9,280	292
Federal funds sold	6,758	482	7,572	1,096
Investment securities:
Trading securities	17	15,141	551	32,449
Available-for-sale securities	62,405	10,841	107,138	33,836
Held-to-maturity securities	683	632	1,279	1,399
Total investment securities	63,105	26,614	108,968	67,684
Mortgage loans held for portfolio	21,419	23,007	42,947	48,144
Total interest income	174,401	97,743	277,844	222,057
INTEREST EXPENSE
Consolidated obligations:
Bonds	78,242	53,684	122,142	115,285
Discount notes	26,109	683	26,716	3,085
Total consolidated obligations	104,351	54,367	148,858	118,370
Deposits	326	25	348	50
Mandatorily redeemable capital stock	97	25	166	49
Other borrowings	310	5	313	9
Total interest expense	105,084	54,422	149,685	118,478
NET INTEREST INCOME	69,317	43,321	128,159	103,579
(Reduction of) provision for credit losses	(99)	199	(199)	(1,027)
NET INTEREST INCOME AFTER (REDUCTION OF) PROVISION FOR CREDIT LOSSES	69,416	43,122	128,358	104,606
OTHER INCOME (LOSS)
Loss on early extinguishment of debt	—	(1,523)	(432)	(4,948)
Service fees	3,943	2,684	6,495	5,380
Net losses on trading securities	(252)	(14,599)	(887)	(29,442)
Net (losses) gains on derivatives	(114)	447	(787)	(401)
Other, net	241	(113)	495	544
Total other income (loss)	3,818	(13,104)	4,884	(28,867)
OTHER EXPENSE
Compensation and benefits	10,773	10,461	22,012	20,699
Other operating expenses	6,249	6,012	12,668	11,864
Federal Housing Finance Agency (the FHFA)	1,014	957	2,103	1,914
Office of Finance	1,532	661	2,035	1,750
AHP voluntary contribution	5,455	1,713	13,980	4,789
Other	2,644	3,373	3,942	4,674
Total other expense	27,667	23,177	56,740	45,690
INCOME BEFORE ASSESSMENTS	45,567	6,841	76,502	30,049
AHP assessments	4,567	687	7,667	3,010
NET INCOME	$41,000	$6,154	$68,835	$27,039

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF BOSTON STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (dollars in thousands) (unaudited)
	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
Net income	$41,000	$6,154	$68,835	$27,039
Other comprehensive (loss) income:
Net unrealized (losses) gains on available-for-sale securities	(150,748)	37,811	(292,034)	35,892
Net unrealized gains (losses) relating to hedging activities	23,637	(12,718)	47,133	(5,975)
Pension and postretirement benefits	(498)	1,329	(475)	1,589
Total other comprehensive (loss) income	(127,609)	26,422	(245,376)	31,506
Comprehensive (loss) income	$(86,609)	$32,576	$(176,541)	$58,545

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF BOSTON STATEMENTS OF CAPITAL THREE AND SIX MONTHS ENDED JUNE 30, 2022 and 2021 (dollars and shares in thousands) (unaudited)

	Capital Stock Class B – Putable		Retained Earnings			Accumulated Other Comprehensive (Loss) Income
	Shares	Par Value	Unrestricted	Restricted	Total		Total Capital
BALANCE, MARCH 31, 2021	11,817	$1,181,665	$1,145,756	$368,420	$1,514,176	$21,223	$2,717,064
Comprehensive income			6,154	—	6,154	26,422	32,576
Proceeds from issuance of capital stock	584	58,347					58,347
Repurchase of capital stock	(1,574)	(157,373)					(157,373)
Shares reclassified to mandatorily redeemable capital stock	(16)	(1,582)					(1,582)
Cash dividends on capital stock			(4,631)		(4,631)		(4,631)
BALANCE, JUNE 30, 2021	10,811	$1,081,057	$1,147,279	$368,420	$1,515,699	$47,645	$2,644,401

BALANCE, MARCH 31, 2022	9,295	$929,482	$1,202,685	$368,420	$1,571,105	$(88,800)	$2,411,787
Comprehensive income			32,800	8,200	41,000	(127,609)	(86,609)
Proceeds from issuance of capital stock	19,394	1,939,415					1,939,415
Repurchase of capital stock	(13,027)	(1,302,693)					(1,302,693)
Shares reclassified to mandatorily redeemable capital stock	(90)	(8,961)					(8,961)
Cash dividends on capital stock			(4,927)		(4,927)		(4,927)
BALANCE, JUNE 30, 2022	15,572	$1,557,243	$1,230,558	$376,620	$1,607,178	$(216,409)	$2,948,012

BALANCE, DECEMBER 31, 2020	12,672	$1,267,172	$1,130,222	$368,420	$1,498,642	$16,139	$2,781,953
Comprehensive income			27,039	—	27,039	31,506	58,545
Proceeds from issuance of capital stock	982	98,184					98,184
Repurchase of capital stock	(2,827)	(282,717)					(282,717)
Shares reclassified to mandatorily redeemable capital stock	(16)	(1,582)					(1,582)
Cash dividends on capital stock			(9,982)		(9,982)		(9,982)
BALANCE, JUNE 30, 2021	10,811	$1,081,057	$1,147,279	$368,420	$1,515,699	$47,645	$2,644,401

BALANCE, DECEMBER 31, 2021	9,536	$953,638	$1,179,986	$368,420	$1,548,406	$28,967	$2,531,011
Comprehensive income			60,635	8,200	68,835	(245,376)	(176,541)
Proceeds from issuance of capital stock	20,613	2,061,275					2,061,275
Repurchase of capital stock	(14,487)	(1,448,709)					(1,448,709)
Shares reclassified to mandatorily redeemable capital stock	(90)	(8,961)					(8,961)
Cash dividends on capital stock			(10,063)		(10,063)		(10,063)
BALANCE, JUNE 30, 2022	15,572	$1,557,243	$1,230,558	$376,620	$1,607,178	$(216,409)	$2,948,012

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF BOSTON STATEMENTS OF CASH FLOWS (dollars in thousands) (unaudited)
	For the Six Months Ended June 30,
	2022	2021
OPERATING ACTIVITIES
Net income	$68,835	$27,039
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and (accretion)/amortization	(21,913)	(457)
Reduction of provision for credit losses	(199)	(1,027)
Net change in derivatives and hedging activities	1,126,266	100,227
Loss on early extinguishment of debt	432	4,948
Other adjustments, net	2,170	1,524
Net change in:
Market value of trading securities	887	29,442
Accrued interest receivable	(17,007)	4,150
Other assets	3,805	(4,307)
Accrued interest payable	25,754	(1,262)
Other liabilities	5,202	(4,630)
Total adjustments	1,125,397	128,608
Net cash provided by operating activities	1,194,232	155,647

INVESTING ACTIVITIES
Net change in:
Interest-bearing deposits	(1,228,327)	99,288
Securities purchased under agreements to resell	(10,450,000)	—
Federal funds sold	(1,054,000)	492,000
Trading securities:
Proceeds	500,000	1,050,543
Available-for-sale securities:
Proceeds	382,354	568,035
Purchases	(2,205,484)	(5,269,292)
Held-to-maturity securities:
Proceeds	32,920	29,453
Advances to members:
Repaid	114,877,033	22,112,465
Originated	(133,007,490)	(18,523,434)
Mortgage loans held for portfolio:
Proceeds	276,785	738,567
Purchases	(60,013)	(291,307)
Other investing activities, net	(86)	(423)
Net cash (used in) provided by investing activities	(31,936,308)	1,005,895

FEDERAL HOME LOAN BANK OF BOSTON STATEMENTS OF CASH FLOWS — (Continued) (dollars in thousands) (unaudited)
	For the Six Months Ended June 30,
	2022	2021
FINANCING ACTIVITIES
Net change in deposits	182,427	(118,705)
Net payments on derivatives with a financing element	94,558	30,092
Net proceeds from issuance of consolidated obligations:
Discount notes	121,903,886	153,007,790
Bonds	10,444,334	10,008,979
Payments for maturing and retiring consolidated obligations:
Discount notes	(99,096,517)	(157,518,396)
Bonds	(3,516,301)	(7,755,500)
Bonds transferred to other FHLBanks	—	(173,984)
Payment of financing lease	(22)	(22)
Proceeds from issuance of capital stock	2,061,275	98,184
Payments for repurchase of capital stock	(1,448,709)	(282,717)
Payments for redemption of mandatorily redeemable capital stock	(11,820)	(432)
Cash dividends paid	(10,063)	(9,982)
Net cash provided by (used in) financing activities	30,603,048	(2,714,693)
Net decrease in cash and due from banks	(139,028)	(1,553,151)
Cash and due from banks at beginning of the period	204,993	2,050,028
Cash and due from banks at end of the period	$65,965	$496,877
Supplemental disclosures:
Interest paid	$122,494	$144,512
AHP payments	$6,708	$7,838
Noncash transfers of mortgage loans held for portfolio to other assets	$306	$245

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF BOSTON
NOTES TO FINANCIAL STATEMENTS

Note 1 — Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information. In the opinion of management, all adjustments considered necessary have been included. All such adjustments consist of normal recurring accruals other than the immaterial accounting adjustment discussed below.

In the second quarter of 2022 we identified an accounting error related to changes in fair value of certain available-for-sale securities that are in fair-value hedge relationships. As a result of this error, cumulatively from the second quarter of 2019 through the first quarter of 2022, net income and retained earnings were understated by $6.2 million. We determined the error did not have a material effect on our financial condition, results of operations, or cash flows for the impacted periods, and a correcting adjustment was recorded in interest income from available-for-sale securities in the second quarter of 2022.

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

Note 3 — Investments

Interest-Bearing Deposits, Securities Purchased under Agreements to Resell, and Federal Funds Sold

We invest in interest-bearing deposits, securities purchased under agreements to resell, and federal funds sold to provide short-term liquidity. These investments are generally transacted with counterparties that have received, or whose guarantors have received, a credit rating of triple-B or greater (investment grade) by a nationally recognized statistical rating organization (NRSRO), or the equivalent. At June 30, 2022, and December 31, 2021, none of these investments were made to counterparties or, if applicable, guaranteed by entities rated below single-A.

Securities purchased under agreements to resell are short-term and are structured such that they are evaluated daily to determine if the market value of the underlying securities decreases below the market value required as collateral (i.e. subject to collateral maintenance provisions). If so, the counterparty must place an amount of additional securities as collateral or remit an equivalent amount of cash sufficient to comply with collateral maintenance provisions, generally by the next business day. Based upon the collateral held as security and collateral maintenance provisions with our counterparties, we determined that no allowance for credit losses was needed for our securities purchased under agreements to resell at June 30, 2022, and December 31, 2021.

Federal funds sold are unsecured loans that are transacted on an overnight term or short-term basis. FHFA regulations include a limit on the amount of unsecured credit we may extend to a counterparty. All investments in interest-bearing deposits and federal funds sold outstanding as of June 30, 2022, and December 31, 2021, have been repaid according to the contractual terms. No allowance for credit losses was recorded for these assets at June 30, 2022, and December 31, 2021.

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

Trading Securities

Table 3.1 - Trading Securities by Major Security Type
(dollars in thousands)

	June 30, 2022	December 31, 2021
Corporate bonds	$980	$1,442
U.S. Treasury obligations	—	500,425
Total	$980	$501,867

Table 3.2 - Net Losses on Trading Securities
(dollars in thousands)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
Net losses on trading securities held at period end	$(252)	$(12,659)	$(462)	$(23,698)
Net losses on trading securities sold or matured during the period	—	(1,940)	(425)	(5,744)
Net losses on trading securities	$(252)	$(14,599)	$(887)	$(29,442)

We do not participate in speculative trading practices and typically hold these investments over a longer time horizon.

Available-for-sale Securities

Table 3.3 - Available-for-Sale Securities by Major Security Type
(dollars in thousands)

	June 30, 2022
		Amounts Recorded in Accumulated Other Comprehensive Income
	Amortized Cost (1)	Unrealized Gains	Unrealized Losses	Fair Value
U.S. Treasury obligations	$5,913,640	$610	$(24,637)	$5,889,613
State housing-finance-agency obligations (HFA securities)	62,470	—	(1,937)	60,533
Supranational institutions	375,108	12	(5,873)	369,247
U.S. government-owned corporations	274,680	—	(25,501)	249,179
Government-sponsored enterprises (GSE)	112,367	—	(5,861)	106,506
	6,738,265	622	(63,809)	6,675,078
Mortgage-backed securities (MBS)
U.S. government guaranteed – single-family	19,625	4	(1,658)	17,971
U.S. government guaranteed – multifamily	536,937	—	(18,325)	518,612
GSE – single-family	923,641	649	(40,866)	883,424
GSE – multifamily	5,512,180	18,737	(129,375)	5,401,542
	6,992,383	19,390	(190,224)	6,821,549
Total	$13,730,648	$20,012	$(254,033)	$13,496,627

	December 31, 2021
		Amounts Recorded in Accumulated Other Comprehensive Income
	Amortized Cost (1)	Unrealized Gains	Unrealized Losses	Fair Value
U.S. Treasury obligations	$5,081,536	$3,380	$(370)	$5,084,546
HFA securities	63,330	2	(1,067)	62,265
Supranational institutions	409,337	96	(5,668)	403,765
U.S. government-owned corporations	325,567	—	(18,703)	306,864
GSE	130,143	—	(3,671)	126,472
	6,009,913	3,478	(29,479)	5,983,912
MBS
U.S. government guaranteed – single-family	21,435	100	—	21,535
U.S. government guaranteed – multifamily	541,238	219	(52)	541,405
GSE – single-family	1,093,890	9,945	(121)	1,103,714
GSE – multifamily	5,171,498	99,119	(25,196)	5,245,421
	6,828,061	109,383	(25,369)	6,912,075
Total	$12,837,974	$112,861	$(54,848)	$12,895,987
_______________________
(1)    Amortized cost of available-for-sale securities includes adjustments made to the cost basis of an investment for accretion, amortization, collection of cash, and fair-value hedge accounting adjustments. Amortized cost excludes accrued interest receivable of $37.1 million and $31.6 million at June 30, 2022, and December 31, 2021, respectively.

Table 3.4 - Available-for-Sale Securities in a Continuous Unrealized Loss Position
(dollars in thousands)

	June 30, 2022
	Continuous Unrealized Loss Less than 12 Months		Continuous Unrealized Loss 12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury obligations	$4,768,902	$(19,582)	$878,735	$(5,055)	$5,647,637	$(24,637)
HFA securities	11,315	(35)	49,218	(1,902)	60,533	(1,937)
Supranational institutions	—	—	355,775	(5,873)	355,775	(5,873)
U.S. government-owned corporations	—	—	249,179	(25,501)	249,179	(25,501)
GSE	—	—	106,505	(5,861)	106,505	(5,861)
	4,780,217	(19,617)	1,639,412	(44,192)	6,419,629	(63,809)

MBS
U.S. government guaranteed – single-family	17,220	(1,658)	—	—	17,220	(1,658)
U.S. government guaranteed – multifamily	518,612	(18,325)	—	—	518,612	(18,325)
GSE – single-family	739,239	(32,937)	78,231	(7,929)	817,470	(40,866)
GSE – multifamily	4,739,498	(121,950)	198,174	(7,425)	4,937,672	(129,375)
	6,014,569	(174,870)	276,405	(15,354)	6,290,974	(190,224)
Total	$10,794,786	$(194,487)	$1,915,817	$(59,546)	$12,710,603	$(254,033)

	December 31, 2021
	Continuous Unrealized Loss Less than 12 Months		Continuous Unrealized Loss 12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury obligations	$1,212,443	$(370)	$—	$—	$1,212,443	$(370)
HFA securities	—	—	50,053	(1,067)	50,053	(1,067)
Supranational institutions	—	—	389,180	(5,668)	389,180	(5,668)
U.S. government-owned corporations	—	—	306,864	(18,703)	306,864	(18,703)
GSE	—	—	126,472	(3,671)	126,472	(3,671)
	1,212,443	(370)	872,569	(29,109)	2,085,012	(29,479)
MBS
U.S. government guaranteed – multifamily	187,437	(52)	—	—	187,437	(52)
GSE – single-family	93,020	(121)	—	—	93,020	(121)
GSE – multifamily	1,507,051	(25,196)	—	—	1,507,051	(25,196)
	1,787,508	(25,369)	—	—	1,787,508	(25,369)
Total	$2,999,951	$(25,739)	$872,569	$(29,109)	$3,872,520	$(54,848)

Table 3.5 - Available-for-Sale Securities by Contractual Maturity
(dollars in thousands)

	June 30, 2022		December 31, 2021
Year of Maturity	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$27,000	$26,711	$27,000	$26,780
Due after one year through five years	2,981,336	2,970,217	1,898,894	1,898,308
Due after five years through 10 years	3,384,900	3,364,172	3,674,762	3,671,798
Due after 10 years	345,029	313,978	409,257	387,026
	6,738,265	6,675,078	6,009,913	5,983,912
MBS (1)	6,992,383	6,821,549	6,828,061	6,912,075
Total	$13,730,648	$13,496,627	$12,837,974	$12,895,987
_______________________
(1)    MBS are not presented by contractual maturity because their expected maturities will likely differ from contractual maturities because borrowers of the underlying loans may have the right to call or prepay obligations with or without call or prepayment fees.

Held-to-Maturity Securities

Table 3.6 - Held-to-Maturity Securities by Major Security Type
(dollars in thousands)

	June 30, 2022
	Amortized Cost(1)	Gross Unrecognized Holding Gains	Gross Unrecognized Holding Losses	Fair Value
MBS
U.S. government guaranteed – single-family	$3,914	$59	$—	$3,973
GSE – single-family	109,783	1,152	(392)	110,543
Total	$113,697	$1,211	$(392)	$114,516

	December 31, 2021
	Amortized Cost(1)	Gross Unrecognized Holding Gains	Gross Unrecognized Holding Losses	Fair Value
MBS
U.S. government guaranteed – single-family	$4,320	$88	$—	$4,408
GSE – single-family	141,172	2,605	(117)	143,660
Total	$145,492	$2,693	$(117)	$148,068
_______________________
(1)    Amortized cost of held-to-maturity securities includes adjustments made to the cost basis of an investment for accretion, amortization, and collection of cash. Amortized cost excludes accrued interest receivable of $214 thousand and $200 thousand at June 30, 2022, and December 31, 2021, respectively.

Gains and Losses on Sales. We compute gains and losses on sales of investment securities using the specific identification method and include these gains and losses in other income (loss). The following table summarizes the proceeds from sale and gains and losses on sales of securities for the three and six months ended June 30, 2022 and 2021.

Table 3.7 - Proceeds and Gains (Losses) from Sales of Investment Securities

(dollars in thousands)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
Available-for-Sale Securities
Proceeds from sale	$—	$—	$142,733	$—
Amortized cost	—	—	142,735	—

Gross realized gains from sale	—	—	124	—
Gross realized losses from sale	—	—	(126)	—
Realized net loss from sale	$—	$—	$(2)	$—

Held-to-Maturity Securities(1)
Proceeds from sale	$—	$—	$10,405	$—
Carrying value	—	—	10,385	—

Gross realized gains from sale	—	—	22	—
Gross realized losses from sale	—	—	(2)	—
Realized net gain from sale	$—	$—	$20	$—
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

Allowance for Credit Losses on Available-for-Sale Securities and Held-to-Maturity Securities

We evaluate available-for-sale and held-to-maturity investment securities for credit losses on a quarterly basis. Our available-for-sale and held-to-maturity securities are principally debt securities of GSE or U.S. government-owned corporations, supranational institutions, and state or local housing finance agency obligations, and MBS issued by Government National Mortgage Association (Ginnie Mae), Federal Home Loan Mortgage Corporation (Freddie Mac), and Federal National Mortgage Association (Fannie Mae) that are backed by single-family or multifamily mortgage loans. We only purchase investment-grade securities. At June 30, 2022, and December 31, 2021, all available-for-sale securities and held-to-maturity securities were rated single-A, or above, by an NRSRO, based on the lowest long-term credit rating for each security.

We evaluate individual available-for-sale securities for impairment by comparing the security’s fair value to its amortized cost. Impairment may exist when the fair value of the investment is less than its amortized cost (i.e. in an unrealized loss position). At June 30, 2022, certain available-for-sale securities were in an unrealized loss position. These losses are considered temporary as we expect to recover the entire amortized cost basis on these available-for-sale investment securities and we neither intend to sell these securities nor do we consider it more likely than not that we will be required to sell these securities before the anticipated recovery of each security's remaining amortized cost basis. Further, we have not experienced any material payment defaults on the instruments. Based on our assessment of the creditworthiness of the issuers or guarantors, no allowance for credit losses was recorded on available-for-sale securities at June 30, 2022, and December 31, 2021.

We evaluate held-to-maturity securities for impairment on a collective or pooled basis unless an individual assessment is deemed necessary because the securities do not possess similar risk characteristics. We have not experienced and do not anticipate any material payment defaults on these securities. Based on our assessment of the creditworthiness of the issuers or guarantors, no allowance for credit losses was recorded on held-to-maturity securities at June 30, 2022, and December 31, 2021.

Note 4 — Advances

General Terms. At June 30, 2022, and December 31, 2021, we had advances outstanding with interest rates ranging from 0.00 percent to 6.23 percent and 0.00 percent to 7.72 percent, respectively.

Table 4.1 - Advances Outstanding by Year of Contractual Maturity
(dollars in thousands)

	June 30, 2022		December 31, 2021
	Amount	Weighted Average Rate	Amount	Weighted Average Rate
Overdrawn demand-deposit accounts	$126	1.90%	$64	0.60%
Due in one year or less	15,572,853	1.55	5,064,776	0.76
Due after one year through two years	9,536,392	1.78	1,354,297	2.26
Due after two years through three years	1,152,769	1.74	1,541,076	1.64
Due after three years through four years	1,352,529	1.50	2,173,238	1.43
Due after four years through five years	1,372,914	1.81	1,310,971	1.07
Due after five years through fifteen years	1,457,711	2.19	871,692	2.11
Thereafter	32,564	1.28	31,591	1.33
Total par value	30,477,858	1.67%	12,347,705	1.28%
Discounts	(33,800)		(34,926)
Fair value of bifurcated derivatives (1)	1,580		11,890
Hedging adjustments	(127,152)		15,351
Total (2)	$30,318,486		$12,340,020
_________________________
(1)    At June 30, 2022, and December 31, 2021, we had certain advances with embedded features that met the requirements to be separated from the host contract and designated as stand-alone derivatives.
(2)    Excludes accrued interest receivable of $32.2 million and $16.3 million at June 30, 2022, and December 31, 2021, respectively.

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

Table 4.2 - Advances Outstanding by Year of Contractual Maturity or Next Call Date
(dollars in thousands)

	June 30, 2022	December 31, 2021
Overdrawn demand-deposit accounts	$126	$64
Due in one year or less	24,926,478	6,116,251
Due after one year through two years	1,231,392	1,354,297
Due after two years through three years	1,062,994	1,249,001
Due after three years through four years	1,316,029	2,106,238
Due after four years through five years	455,164	632,271
Due after five years through fifteen years	1,453,111	857,992
Thereafter	32,564	31,591
Total par value	$30,477,858	$12,347,705

We currently hold putable advances that provide us with the right to require repayment prior to maturity of the advance (and thereby extinguish the advance) on predetermined exercise dates (put dates). Generally, we would exercise the put options when interest rates increase relative to contractual rates.

Table 4.3 - Advances Outstanding by Year of Contractual Maturity or Next Put Date
(dollars in thousands)

	June 30, 2022	December 31, 2021
Overdrawn demand-deposit accounts	$126	$64
Due in one year or less	15,881,753	6,088,201
Due after one year through two years	9,307,992	908,797
Due after two years through three years	1,141,769	1,497,076
Due after three years through four years	1,341,029	1,709,313
Due after four years through five years	1,358,914	1,277,471
Due after five years through fifteen years	1,413,711	835,192
Thereafter	32,564	31,591
Total par value	$30,477,858	$12,347,705

Table 4.4 - Advances by Current Interest Rate Terms
(dollars in thousands)

	June 30, 2022	December 31, 2021
Fixed-rate	$16,925,337	$9,998,766
Variable-rate	13,552,521	2,348,939
Total par value	$30,477,858	$12,347,705

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

Using a risk-based approach and taking into consideration each borrower's financial strength, we consider the types and level of collateral to be the primary indicator of credit quality on our credit products. At June 30, 2022, and December 31, 2021, we had rights to collateral, on a borrower-by-borrower basis, with an estimated value in excess of our outstanding extensions of credit.

We continue to evaluate and make changes to our collateral guidelines based on market conditions. At June 30, 2022, and December 31, 2021, none of our advances were past due, on nonaccrual status, or considered impaired. In addition, there were no troubled debt restructurings related to advances during the six months ended June 30, 2022 and 2021.

Based upon the collateral held as security, our credit extension and collateral policies, management's credit analysis, and the repayment history on advances, we have not recorded any allowance for credit losses on our advances at June 30, 2022, and December 31, 2021.

Prepayment Fees.

Table 4.5 - Advances Prepayment Fees
(dollars in thousands)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
Prepayment fees received from borrowers	$772	$4,728	$1,695	$14,145
Hedging fair-value adjustments on prepaid advances	1,271	(479)	1,280	(936)
Net discounts (premiums) associated with prepaid advances	321	(17)	303	(1,244)
Advance prepayment fees recognized in income, net	$2,364	$4,232	$3,278	$11,965

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

Table 5.1 - Mortgage Loans Held for Portfolio
(dollars in thousands)

	June 30, 2022	December 31, 2021
Real estate
Fixed-rate 15-year single-family mortgages	$247,499	$278,393
Fixed-rate 20- and 30-year single-family mortgages	2,608,527	2,793,682
Premiums	43,274	48,043
Discounts	(1,707)	(671)
Deferred derivative gains, net	1,280	2,412
Total mortgage loans held for portfolio(1)	2,898,873	3,121,859
Less: allowance for credit losses	(1,500)	(1,700)
Total mortgage loans, net of allowance for credit losses	$2,897,373	$3,120,159
________________________
(1)    Excludes accrued interest receivable of $14.7 million and $15.7 million at June 30, 2022, and December 31, 2021, respectively.

Table 5.2 - Mortgage Loans Held for Portfolio by Collateral/Guarantee Type
(dollars in thousands)

	June 30, 2022	December 31, 2021
Conventional mortgage loans	$2,682,484	$2,880,354
Government mortgage loans	173,542	191,721
Total par value	$2,856,026	$3,072,075

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

Payment Status of Mortgage Loans. Payment status is a key credit quality indicator for conventional mortgage loans and allows us to monitor borrower performance. A past due loan is one where the borrower has failed to make a full payment of principal and interest within 30 days of its due date. Other delinquency statistics include nonaccrual loans and loans in process of foreclosure. Tables 5.3 and 5.4 present the payment status for conventional mortgage loans and other delinquency statistics for all mortgage loans at June 30, 2022, and December 31, 2021.

Table 5.3 - Credit Quality Indicator for Conventional Mortgage Loans
(dollars in thousands)

	June 30, 2022
	Year of Origination
Payment Status at Amortized Cost(1)	Prior to 2018	2018 to 2022	Total
Past due 30-59 days delinquent	$7,149	$4,069	$11,218
Past due 60-89 days delinquent	3,099	2,602	5,701
Past due 90 days or more delinquent	9,838	6,754	16,592
Total past due	20,086	13,425	33,511
Total current loans	1,253,021	1,435,500	2,688,521
Total conventional mortgage loans	$1,273,107	$1,448,925	$2,722,032

	December 31, 2021
	Year of Origination
Payment Status at Amortized Cost(1)	Prior to 2017	2017 to 2021	Total
Past due 30-59 days delinquent	$7,719	$8,053	$15,772
Past due 60-89 days delinquent	3,312	2,660	5,972
Past due 90 days or more delinquent	11,932	9,196	21,128
Total past due	22,963	19,909	42,872
Total current loans	1,153,115	1,730,438	2,883,553
Total conventional mortgage loans	$1,176,078	$1,750,347	$2,926,425
_________________________
(1)    Amortized cost excludes accrued interest receivable.

Table 5.4 - Other Delinquency Statistics of Mortgage Loans
(dollars in thousands)

	June 30, 2022
	Amortized Cost in Conventional Mortgage Loans	Amortized Cost in Government Mortgage Loans	Total
In process of foreclosure (1)	$1,844	$878	$2,722
Serious delinquency rate (2)	0.62%	1.68%	0.68%
Past due 90 days or more still accruing interest	$—	$2,966	$2,966
Loans on nonaccrual status (3)	$16,821	$—	$16,821

	December 31, 2021
	Amortized Cost in Conventional Mortgage Loans	Amortized Cost in Government Mortgage Loans	Total
In process of foreclosure (1)	$786	$935	$1,721
Serious delinquency rate (2)	0.74%	2.24%	0.83%
Past due 90 days or more still accruing interest	$—	$4,383	$4,383
Loans on nonaccrual status (3)	$21,529	$—	$21,529
_______________________
(1)    Includes loans where the decision of foreclosure or a similar alternative such as the pursuit of a deed-in-lieu of foreclosure has been reported.
(2)    Loans that are 90 days or more past due or in the process of foreclosure expressed as a percentage of the recorded investment in the total loan portfolio class.

(3)    As of June 30, 2022, and December 31, 2021, $7.7 million and $11.8 million, respectively, of conventional mortgage loans on nonaccrual status did not have an associated allowance for credit losses because these loans were either charged off or the fair value of the underlying collateral, including any credit enhancements, is greater than the amortized cost of the loans.

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

Certain conventional loans may be evaluated for credit losses by using the practical expedient for collateral dependent assets. A mortgage loan is considered collateral dependent when the borrower is experiencing financial difficulty and repayment is expected to come substantially from the sale of the underlying collateral. We estimate the fair value of this collateral by using a third-party property valuation model. The expected credit loss of a collateral dependent mortgage loan is equal to the difference between the amortized cost of the loan and the estimated fair value of the collateral, less estimated selling costs. We will reserve for these estimated losses or record a direct charge-off of the loan balance if certain triggering criteria are met.

Table 5.5 presents a roll forward of the allowance for credit losses on conventional mortgage loans for the three and six months ended June 30, 2022, and 2021.

Table 5.5 - Allowance for Credit Losses on Conventional Mortgage Loans
(dollars in thousands)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
Allowance for credit losses (1)
Balance, beginning of period	$1,600	$1,900	$1,700	$3,100
(Charge-offs) recoveries	(1)	26	(1)	52
(Reduction of) provision for credit losses	(99)	199	(199)	(1,027)
Balance, end of period	$1,500	$2,125	$1,500	$2,125
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

The servicer provides and maintains insurance or a guarantee from the applicable government agency. The servicer is responsible for compliance with all government agency requirements and for obtaining the benefit of the applicable insurance or guaranty with respect to defaulted government-guaranteed mortgage loans. Any losses incurred on these loans that are not recovered from the insurer or guarantor are absorbed by the related servicer. Therefore, we only have credit risk for these loans if the servicer fails to pay for losses not covered by insurance or guarantees, but in such instances, we have recourse against the servicer for such failure. Due to government guarantees or insurance on our government loans, there is no allowance for credit losses for the government mortgage loan portfolio as of June 30, 2022, and December 31, 2021. Additionally, government mortgage loans are not placed on nonaccrual status due to the government guarantee or insurance on these loans and the contractual obligation of the loan servicers to repurchase their related loans when certain criteria are met.

Note 6 — Derivatives and Hedging Activities

Table 6.1 - Fair Value of Derivative Instruments
(dollars in thousands)

	June 30, 2022			December 31, 2021
	Notional Amount of Derivatives	Derivative Assets	Derivative Liabilities	Notional Amount of Derivatives	Derivative Assets	Derivative Liabilities
Derivatives designated as hedging instruments
Interest-rate swaps	$35,907,900	$3,496	$(1,040,253)	$26,589,956	$362	$(163,457)
Forward-start interest-rate swaps	1,391,000	—	(3,923)	1,391,000	48	(428)
Total derivatives designated as hedging instruments	37,298,900	3,496	(1,044,176)	27,980,956	410	(163,885)

Derivatives not designated as hedging instruments
Interest-rate swaps	329,800	—	(2,689)	900,425	3,440	(13,663)
CO bond firm commitments	20,000	28	—	55,000	54	(30)
Mortgage-delivery commitments (1)	6,864	108	—	3,164	68	—
Total derivatives not designated as hedging instruments	356,664	136	(2,689)	958,589	3,562	(13,693)
Total notional amount of derivatives	$37,655,564			$28,939,545
Total derivatives before netting and collateral adjustments		3,632	(1,046,865)		3,972	(177,578)
Netting adjustments and cash collateral, including related accrued interest (2)		385,607	1,046,865		374,560	138,634
Derivative assets and derivative liabilities		$389,239	$—		$378,532	$(38,944)
_______________________
(1)    Mortgage-delivery commitments are classified as derivatives with changes in fair value recorded in other income.
(2)    Amounts represent the effect of master-netting agreements intended to allow us to settle positive and negative positions with the same counterparty. Cash collateral posted, including accrued interest, was $1.4 billion and $513.2 million at June 30, 2022, and December 31, 2021, respectively. The change in cash collateral posted is included in the net change in interest-bearing deposits in the statement of cash flows.

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

Table 6.2 - Net Gains (Losses) on Fair Value Hedging Relationships
(dollars in thousands)

	For the Three Months Ended June 30, 2022
	Advances	Available-for-sale Securities	CO Bonds
Total interest income (expense) in the statements of operations	$69,277	$62,405	$(78,242)

Gains (losses) on hedging relationships
Changes in fair value:
Derivatives	$48,392	$350,986	$(238,288)
Hedged items	(47,489)	(334,705)	238,516
Net changes in fair value before price alignment interest	903	16,281	228
Price alignment interest(1)	(185)	(949)	31
Net interest settlements on derivatives(2)(3)	(5,205)	(21,256)	15,049
Net (losses) gains on qualifying hedging relationships	(4,487)	(5,924)	15,308
Amortization/accretion of discontinued hedging relationships	(273)	—	510
Net (losses) gains on derivatives and hedging activities recorded in net interest income	$(4,760)	$(5,924)	$15,818

	For the Three Months Ended June 30, 2021
	Advances	Available-for-sale Securities	CO Bonds
Total income (expense) in the statements of operations	$43,230	$10,841	$(53,684)

Gains (losses) on hedging relationships
Changes in fair value:
Derivatives	$(964)	$(128,985)	$36,662
Hedged items	718	124,871	(36,596)
Net changes in fair value before price alignment interest	(246)	(4,114)	66
Price alignment interest(1)	1	16	—
Net interest settlements on derivatives(2)(3)	(16,042)	(29,847)	16,000
Net (losses) gains on qualifying hedging relationships	(16,287)	(33,945)	16,066
Amortization/accretion of discontinued hedging relationships	(705)	—	749
Net (losses) gains on derivatives and hedging activities recorded in net interest income	$(16,992)	$(33,945)	$16,815

	For the Six Months Ended June 30, 2022
	Advances	Available-for-sale Securities	CO Bonds
Total income (expense) in the statements of operations	$103,270	$107,138	$(122,142)

Gains (losses) on hedging relationships
Changes in fair value:
Derivatives	$144,241	$987,668	$(807,521)
Hedged items	(141,985)	(957,045)	808,226
Net changes in fair value before price alignment interest	2,256	30,623	705
Price alignment interest(1)	(207)	(1,000)	33
Net interest settlements on derivatives(2)(3)	(15,131)	(58,647)	41,840
Net (losses) gains on qualifying hedging relationships	(13,082)	(29,024)	42,578
Amortization/accretion of discontinued hedging relationships	(536)	—	1,012
Net (losses) gains on derivatives and hedging activities recorded in net interest income	$(13,618)	$(29,024)	$43,590

	For the Six Months Ended June 30, 2021
	Advances	Available-for-sale Securities	CO Bonds
Total income (expense) in the statements of operations	$92,782	$33,836	$(115,285)

Gains (losses) on hedging relationships
Changes in fair value:
Derivatives	$40,897	$127,518	$(67,857)
Hedged items	(40,140)	(124,068)	68,159
Net changes in fair value before price alignment interest	757	3,450	302
Price alignment interest(1)	16	65	(3)
Net interest settlements on derivatives(2)(3)	(31,867)	(51,784)	23,470
Net (losses) gains on qualifying hedging relationships	(31,094)	(48,269)	23,769
Amortization/accretion of discontinued hedging relationships	(1,404)	—	1,661
Net (losses) gains on derivatives and hedging activities recorded in net interest income	$(32,498)	$(48,269)	$25,430
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

Tables 6.3 presents the net gains (losses) on qualifying cash flow hedging relationships.

Table 6.3 - Net Gains (Losses) on Cash Flow Hedging Relationships
(dollars in thousands)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
Forward-start interest rate swaps - CO Bonds
Losses reclassified from accumulated other comprehensive loss into interest expense	$(1,455)	$(1,506)	$(2,893)	$(3,063)
Gains recognized in other comprehensive income	22,182	(14,224)	44,240	(9,038)

For the three months ended June 30, 2022 and 2021, there were no reclassifications from accumulated other comprehensive (loss) income into earnings as a result of the discontinuance of cash-flow hedges because the original forecasted transactions were not expected to occur by the end of the originally specified time period or within a two-month period thereafter. As of June 30, 2022, the maximum length of time over which we are hedging our exposure to the variability in future cash flows for forecasted transactions is nine years.

As of June 30, 2022, the amount of deferred net losses on derivatives accumulated in other comprehensive loss related to cash flow hedges expected to be reclassified to earnings during the next 12 months is $4.9 million.

Table 6.4 - Cumulative Basis Adjustments for Fair-Value Hedges
(dollars in thousands)

	June 30, 2022
Line Item in Statement of Condition	Amortized Cost of Hedged Asset/ Liability(1)	Basis Adjustments for Active Hedging Relationships Included in Amortized Cost	Basis Adjustments for Discontinued Hedging Relationships Included in Amortized Cost	Cumulative Amount of Fair Value Hedging Basis Adjustments
Advances	$2,487,643	$(135,508)	$8,356	$(127,152)
Available-for-sale securities	11,721,006	(746,699)	—	(746,699)
Consolidated obligation bonds	19,742,699	(983,854)	30,583	(953,271)
_______________________
(1)    Includes only the amortized cost of hedged items in fair-value hedging relationships.

Table 6.5 - Net Gains and Losses on Derivatives and Hedging Activities
(dollars in thousands)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
Derivatives not designated as hedging instruments:
Economic hedges:
Interest-rate swaps	$525	$193	$4	$7
CO Bond firm commitments	(521)	—	—	19
Mortgage-delivery commitments	(118)	253	(791)	(433)
Total net (losses) gains related to derivatives not designated as hedging instruments	(114)	446	(787)	(407)

Other(1)	—	1	—	6

Net (losses) gains on derivatives and hedging activities	$(114)	$447	$(787)	$(401)
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

Table 6.6 - Impact of Variation Margin for Cleared Derivatives on the Statement of Cash Flows
(dollars in thousands)

	Increase on Cash Flow Statement
	For the Six Months Ended June 30,
	2022	2021
Operating activity - net change in derivatives and hedging activities	$1,142,853	$100,548
Financing activity - net payments on derivatives with a financing element	107,216	42,215
Total variation margin received on cleared derivatives	$1,250,069	$142,763

Managing Credit Risk on Derivatives.
We enter into derivatives that we clear (cleared derivatives) with a derivatives clearing organization (DCO), our counterparty for such derivatives. We also enter into derivatives that are not cleared (uncleared derivatives) under master-netting agreements. Currently derivatives that contain any optionality are not eligible for clearing. Accordingly, such derivatives, including the derivatives used to hedge issuance of callable CO bonds, are executed with our uncleared derivatives counterparties. Certain of our uncleared derivatives master-netting agreements contain provisions that require us to post additional collateral with our uncleared derivatives counterparties if our credit ratings are lowered. Under the terms that govern such agreements, if our credit rating is lowered by Moody's or S&P to a certain level, we are required to deliver additional collateral on uncleared derivatives. In the event of a split between such credit ratings, the lower rating governs. The aggregate fair value of all uncleared derivatives with these provisions that were in a net-liability position (before cash collateral and related accrued interest) at June 30, 2022, was $941.5 million for which we had delivered collateral with a post-haircut value of $1.0 billion in accordance with the terms of the master-netting agreements. Securities collateral is subject to valuation haircuts in accordance with the terms of the master-netting arrangements. Table 6.7 sets forth the post-haircut value of incremental collateral that certain uncleared derivatives counterparties could have required us to deliver based on incremental credit rating downgrades at June 30, 2022.

Table 6.7 - Post Haircut Value of Incremental Collateral to be Delivered as of June 30, 2022
(dollars in thousands)

Ratings Downgrade (1)
From	To	Incremental Collateral
AA+	AA or AA-	$—
AA-	A+, A or A-	—
A-	below A-	43,803
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

For cleared derivatives, the DCO determines initial margin requirements. Our clearing members, which are CFTC-registered futures commission merchants, may require us to post margin in excess of DCO requirements based on our credit or other considerations, including, but not limited to, credit rating downgrades. We were not required to post any such excess margin by our clearing members based on credit or any other considerations at June 30, 2022.

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

Table 6.8 presents separately the fair value of derivatives that are subject to netting due to a legal right of offset based on the terms of our master netting arrangements or similar agreements as of June 30, 2022, and December 31, 2021, and the fair value of derivatives that are not subject to such netting. Derivatives subject to netting include any related cash collateral received from or pledged to counterparties.

Table 6.8 - Netting of Derivative Assets and Derivative Liabilities
(dollars in thousands)

	June 30, 2022
	Derivative Instruments Meeting Netting Requirements
	Gross Recognized Amount	Gross Amounts of Netting Adjustments (1)	Derivative Instruments Not Meeting Netting Requirements	Total Derivative Assets and Total Derivative Liabilities	Non-cash Collateral (Received) or Pledged Not Offset	Net Amount
Derivative Assets
Interest-rate swaps
Uncleared	$1,810	$59,771		$61,581	$—	$61,581
Cleared	1,686	325,836		327,522	—	327,522
CO bond firm commitments			$28	28		28
Mortgage delivery commitments			108	108		108
Total				$389,239		$389,239

Derivative Liabilities
Interest-rate swaps
Uncleared	$(943,323)	$943,323		$—	$—	$—
Cleared	(103,542)	103,542		—	—	—
Total				$—		$—

	December 31, 2021
	Derivative Instruments Meeting Netting Requirements
	Gross Recognized Amount	Gross Amounts of Netting Adjustments (1)	Derivative Instruments Not Meeting Netting Requirements	Total Derivative Assets and Total Derivative Liabilities	Non-cash Collateral (Received) or Pledged Not Offset(2)	Net Amount
Derivative Assets
Interest-rate swaps
Uncleared	$327	$(103)		$224	$—	$224
Cleared	3,523	374,663		378,186	—	378,186
CO bond firm commitments			$54	54		54
Mortgage delivery commitment			68	68		68
Total				$378,532		$378,532

Derivative Liabilities
Interest-rate swaps
Uncleared	$(171,374)	$132,460		$(38,914)	$28,374	$(10,540)
Cleared	(6,175)	6,175		—	—	—
CO bond firm commitments			$(30)	(30)		(30)
Total				$(38,944)		$(10,570)
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

Table 7.1 - Deposits
(dollars in thousands)

	June 30, 2022	December 31, 2021
Interest-bearing
Demand and overnight	$1,033,389	$831,009
Other	1,846	1,998
Noninterest-bearing
Other	31,224	51,025
Total deposits	$1,066,459	$884,032

Note 8 — Consolidated Obligations

CO Bonds. CO bonds for which we have received issuance proceeds and are primarily liable were as follows:

Table 8.1 - CO Bonds Outstanding by Contractual Maturity
(dollars in thousands)

	June 30, 2022		December 31, 2021
	Amount	Weighted Average Rate (1)	Amount	Weighted Average Rate (1)
Due in one year or less	$11,992,260	1.72%	$6,919,220	0.79%
Due after one year through two years	3,275,075	1.92	3,069,155	1.18
Due after two years through three years	4,962,995	1.28	3,514,735	1.09
Due after three years through four years	5,080,415	0.88	3,029,600	0.88
Due after four years through five years	4,135,320	1.32	5,735,605	0.91
Thereafter	4,206,865	2.00	4,456,865	1.91
Total par value	33,652,930	1.53%	26,725,180	1.10%
Premiums	30,368		40,251
Discounts	(8,422)		(9,011)
Hedging adjustments	(953,271)		(143,388)
Total	$32,721,605		$26,613,032
_______________________
(1)    The CO bonds' weighted-average rate excludes concession fees.

Table 8.2 - CO Bonds Outstanding by Call Feature
(dollars in thousands)

	June 30, 2022	December 31, 2021
Noncallable and nonputable	$12,961,180	$13,924,180
Callable	20,691,750	12,801,000
Total par value	$33,652,930	$26,725,180

Table 8.3 - CO Bonds Outstanding by Contractual Maturity or Next Call Date
(dollars in thousands)

	June 30, 2022	December 31, 2021
Due in one year or less	$27,530,010	$19,150,220
Due after one year through two years	1,762,325	3,461,155
Due after two years through three years	1,221,995	1,044,735
Due after three years through four years	1,669,415	1,544,600
Due after four years through five years	499,320	539,605
Thereafter	969,865	984,865
Total par value	$33,652,930	$26,725,180

Table 8.4 - CO Bonds by Interest Rate-Payment Type
(dollars in thousands)

	June 30, 2022	December 31, 2021
Fixed-rate	$22,652,180	$17,707,180
Simple variable-rate	5,507,000	4,803,000
Step-up (1)	5,493,750	4,215,000
Total par value	$33,652,930	$26,725,180
_______________________
(1)    Step-up bonds pay interest at increasing fixed rates for specified intervals over the life of the CO bond and can be called at our option on the step-up dates.

CO Discount Notes. Outstanding CO discount notes for which we were primarily liable, all of which are due within one year, were as follows:

Table 8.5 - CO Discount Notes Outstanding
(dollars in thousands)

	Book Value	Par Value	Weighted Average Rate (1)
June 30, 2022	$25,096,230	$25,119,223	1.36%
December 31, 2021	$2,275,320	$2,275,519	0.05%
_______________________
(1)    CO discount notes' weighted-average rate represents a yield to maturity excluding concession fees.

Note 9 — Affordable Housing Program

Table 9.1 - AHP Liability
(dollars in thousands)

	For the Six Months Ended	For the Year Ended
	June 30, 2022	December 31, 2021
Balance at beginning of year	$70,503	$78,640
AHP expense for the period	7,667	7,739
AHP voluntary contribution	13,980	4,761
AHP direct grant disbursements	(6,708)	(17,980)
AHP subsidy for AHP advance disbursements	(1,291)	(5,806)
Return of previously disbursed grants and subsidies	935	3,149
Balance at end of period	$85,086	$70,503

Note 10 — Capital

We are subject to capital requirements under our capital plan, the FHLBank Act, and FHFA regulations and guidance:

1.    Risk-based capital. We are required to maintain at all times permanent capital, which is our Class B stock, including Class B stock classified as mandatorily redeemable capital stock, and retained earnings, in an amount at least equal to the sum of our credit-risk capital requirement, market-risk capital requirement, and operational-risk capital requirement, calculated in accordance with FHFA rules and regulations, referred to herein as the risk-based capital requirement. Only permanent capital satisfies the risk-based capital requirement.

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

Table 10.1 - Regulatory Capital Requirements
(dollars in thousands)

Risk-Based Capital Requirements	June 30, 2022	December 31, 2021

Permanent capital
Class B capital stock	$1,557,243	$953,638
Mandatorily redeemable capital stock	10,703	13,562
Retained earnings	1,607,178	1,548,406
Total permanent capital	$3,175,124	$2,515,606
Risk-based capital requirement
Credit-risk capital	$111,551	$84,301
Market-risk capital	224,681	213,467
Operations-risk capital	100,870	89,330
Total risk-based capital requirement	$437,102	$387,098
Permanent capital in excess of risk-based capital requirement	$2,738,022	$2,128,508

	June 30, 2022		December 31, 2021
	Required	Actual	Required	Actual
Capital Ratio
Risk-based capital	$437,102	$3,175,124	$387,098	$2,515,606
Total regulatory capital	2,482,560	3,175,124	1,301,812	2,515,606
Total capital-to-asset ratio	4.0%	5.1%	4.0%	7.7%

Leverage Ratio
Leverage capital	$3,103,200	$4,762,686	$1,627,265	$3,773,409
Leverage capital-to-assets ratio	5.0%	7.7%	5.0%	11.6%

We are a cooperative whose members own most of our capital stock. Former members, including certain nonmembers that own our capital stock as a result of merger or acquisition, relocation, or involuntary termination of membership, own the remaining capital stock to support business transactions still carried on our statement of condition or, for a small amount of capital stock held by former members, until the five-year redemption period applicable to their membership stock is complete. Shares of capital stock cannot be purchased or sold except between us and our members at $100 per share par value. For the periods presented in these financial statements, each member is required to purchase Class B stock equal to the sum of 0.20 percent of certain member assets eligible to secure advances under the FHLBank Act, provided that this amount is neither less than $10 thousand nor more than $10 million (the membership stock investment requirement), and 3.00 percent for overnight advances, 4.00 percent for all other advances, 0.25 percent for outstanding letters of credit, and 4.50 percent of the par value of certain mortgages we purchased through the MPF program (collectively, the activity-based stock-investment requirement). The sum of the membership stock investment requirement and the activity-based stock investment requirement, rounded up to the nearest whole share, represents the total stock investment requirement.

Restricted Retained Earnings. At June 30, 2022, our total required balance to the restricted retained earnings account was $421.4 million compared with our total balance of $376.6 million. During the quarter ended June 30, 2022, we contributed $8.2 million of our net income to restricted retained earnings. Restricted retained earnings are not available to pay dividends.

Note 11 — Accumulated Other Comprehensive Income (Loss)

Table 11.1 - Accumulated Other Comprehensive Income (Loss)
(dollars in thousands)

	Net Unrealized Gain (Loss) on Available-for-sale Securities	Net Unrealized (Loss) Gain Relating to Hedging Activities	Pension and Postretirement Benefits	Total
Balance, March 31, 2021	$46,649	$(17,622)	$(7,804)	$21,223
Other comprehensive (loss) income before reclassifications:
Net unrealized gains (losses)	37,811	(14,224)	—	23,587
Net actuarial gain	—	—	1,292	1,292
Reclassifications from other comprehensive income to net income
Amortization - hedging activities (1)	—	1,506	—	1,506
Amortization - pension and postretirement benefits (2)	—	—	37	37
Other comprehensive income (loss)	37,811	(12,718)	1,329	26,422
Balance June 30, 2021	$84,460	$(30,340)	$(6,475)	$47,645

Balance, March 31, 2022	$(83,273)	$(2,795)	$(2,732)	$(88,800)
Other comprehensive (loss) income before reclassifications:
Net unrealized (losses) gains	(150,748)	22,182	—	(128,566)
Net actuarial loss	—	—	(685)	(685)
Reclassifications from other comprehensive income to net income
Amortization - hedging activities (1)	—	1,455	—	1,455
Amortization - pension and postretirement benefits (2)	—	—	187	187
Other comprehensive (loss) income	(150,748)	23,637	(498)	(127,609)
Balance, June 30, 2022	$(234,021)	$20,842	$(3,230)	$(216,409)

	Net Unrealized Gain (Loss) on Available-for-sale Securities	Net Unrealized (Loss) Gain Relating to Hedging Activities	Pension and Postretirement Benefits	Total
Balance, December 31, 2020	$48,568	$(24,365)	$(8,064)	$16,139
Other comprehensive income (loss) before reclassifications:
Net unrealized gains (losses)	35,892	(9,038)	—	26,854
Net actuarial gain	—	—	1,292	1,292
Reclassifications from other comprehensive income to net income
Amortization - hedging activities (1)	—	3,063	—	3,063
Amortization - pension and postretirement benefits (2)	—	—	297	297
Other comprehensive income (loss)	35,892	(5,975)	1,589	31,506
Balance, June 30, 2021	$84,460	$(30,340)	$(6,475)	$47,645

Balance, December 31, 2021	$58,013	$(26,291)	$(2,755)	$28,967
Other comprehensive (loss) income before reclassifications:
Net unrealized (losses) gains	(292,036)	44,240	—	(247,796)
Net actuarial loss	—	—	(685)	(685)
Reclassifications from other comprehensive income to net income
Amortization - hedging activities (1)	—	2,893	—	2,893
Amortization - pension and postretirement benefits (2)	—	—	210	210
Reclassification of realized net loss included in net income (3)	2	—	—	2
Other comprehensive (loss) income	(292,034)	47,133	(475)	(245,376)
Balance, June 30, 2022	$(234,021)	$20,842	$(3,230)	$(216,409)
_______________________

(1)    Recorded in CO bond interest expense.
(2)    Recorded in other expenses in the statement of operations.
(3)    Recorded in other income (loss) in the statement of operations.

Note 12 — Fair Values

A fair-value hierarchy is used to prioritize the inputs of valuation techniques used to measure fair value. A description of the application of the fair-value hierarchy, valuation techniques, and significant inputs is disclosed in Part II — Item 8 — Financial Statements and Supplementary Data — Note 15 — Fair Values in the 2021 Annual Report. There have been no material changes in the fair-value hierarchy classification of financial assets and liabilities, valuation techniques, or significant inputs during the six months ended June 30, 2022.

Table 12.1 presents the carrying value, fair value, and fair value hierarchy of our financial assets and liabilities at June 30, 2022, and December 31, 2021. We record trading securities, available-for-sale securities, derivative assets, derivative liabilities, and certain other assets at fair value on a recurring basis and certain mortgage loans, and certain other assets at fair value on a non-recurring basis. We record all other financial assets and liabilities at amortized cost. Refer to Table 12.2 for further details about the financial assets and liabilities held at fair value on either a recurring or non-recurring basis.

Table 12.1 - Fair Value Summary
(dollars in thousands)

	June 30, 2022
	Carrying Value	Total Fair Value	Level 1	Level 2	Level 3	Netting Adjustments and Cash Collateral(2)
Financial instruments
Assets:
Cash and due from banks	$65,965	$65,965	$65,965	$—	$—	$—
Interest-bearing deposits	395,230	395,230	395,230	—	—	—
Securities purchased under agreements to resell	11,250,000	11,249,945	—	11,249,945	—	—
Federal funds sold	2,998,000	2,997,988	—	2,997,988	—	—
Trading securities(1)	980	980	—	980	—	—
Available-for-sale securities(1)	13,496,627	13,496,627	—	13,436,094	60,533	—
Held-to-maturity securities	113,697	114,516	—	114,516	—	—
Advances	30,318,486	30,213,245	—	30,213,245	—	—
Mortgage loans, net	2,897,373	2,734,981	—	2,711,151	23,830	—
Accrued interest receivable	85,367	85,367	—	85,367	—	—
Derivative assets(1)	389,239	389,239	—	3,632	—	385,607
Other assets (1)	30,065	30,065	13,308	16,757	—	—
Liabilities:
Deposits	(1,066,459)	(1,066,426)	—	(1,066,426)	—	—
COs:
Bonds	(32,721,605)	(32,435,784)	—	(32,435,784)	—	—
Discount notes	(25,096,230)	(25,093,489)	—	(25,093,489)	—	—
Mandatorily redeemable capital stock	(10,703)	(10,703)	(10,703)	—	—	—
Accrued interest payable	(86,722)	(86,722)	—	(86,722)	—	—
Derivative liabilities(1)	—	—	—	(1,046,865)	—	1,046,865
Other:
Commitments to extend credit for advances	—	(13,526)	—	(13,526)	—	—
Standby letters of credit	(1,366)	(1,366)	—	(1,366)	—	—

	December 31, 2021
	Carrying Value	Total Fair Value	Level 1	Level 2	Level 3	Netting Adjustments and Cash Collateral(2)
Financial instruments
Assets:
Cash and due from banks	$204,993	$204,993	$204,993	$—	$—	$—
Interest-bearing deposits	85,153	85,153	85,153	—	—	—
Securities purchased under agreements to resell	800,000	799,998	—	799,998	—	—
Federal funds sold	1,944,000	1,943,998	—	1,943,998	—	—
Trading securities(1)	501,867	501,867	—	501,867	—	—
Available-for-sale securities(1)	12,895,987	12,895,987	—	12,833,722	62,265	—
Held-to-maturity securities	145,492	148,068	—	148,068	—	—
Advances	12,340,020	12,440,985	—	12,440,985	—	—
Mortgage loans, net	3,120,159	3,234,829	—	3,204,222	30,607	—
Accrued interest receivable	68,360	68,360	—	68,360	—	—
Derivative assets(1)	378,532	378,532	—	3,972	—	374,560
Other assets(1)	32,570	32,570	13,937	18,633	—	—
Liabilities:
Deposits	(884,032)	(884,029)	—	(884,029)	—	—
COs:
Bonds	(26,613,032)	(26,882,036)	—	(26,882,036)	—	—
Discount notes	(2,275,320)	(2,275,276)	—	(2,275,276)	—	—
Mandatorily redeemable capital stock	(13,562)	(13,562)	(13,562)	—	—	—
Accrued interest payable	(60,968)	(60,968)	—	(60,968)	—	—
Derivative liabilities(1)	(38,944)	(38,944)	—	(177,578)	—	138,634
Other:
Commitments to extend credit for advances	—	(6,196)	—	(6,196)	—	—
Standby letters of credit	(1,146)	(1,146)	—	(1,146)	—	—
_______________________
(1)Carried at fair value and measured on a recurring basis.
(2)These amounts represent the effect of master-netting agreements intended to allow us to settle positive and negative positions and also cash collateral and related accrued interest held or placed with the same clearing member and/or counterparty.

Fair Value Measured on a Recurring and Nonrecurring Basis.

Table 12.2 - Fair Value of Assets and Liabilities Measured at Fair Value on a Recurring and Nonrecurring Basis
(dollars in thousands)

	June 30, 2022
	Level 1	Level 2	Level 3	Netting Adjustments and Cash Collateral (1)	Total
Assets:
Carried at fair value on a recurring basis
Trading securities:
Corporate bonds	$—	$980	$—	$—	$980
Available-for-sale securities:
HFA securities	—	—	60,533	—	60,533
U.S. Treasury obligations	—	5,889,613	—	—	5,889,613
Supranational institutions	—	369,247	—	—	369,247
U.S. government-owned corporations	—	249,179	—	—	249,179
GSE	—	106,506	—	—	106,506
U.S. government guaranteed – single-family MBS	—	17,971	—	—	17,971
U.S. government guaranteed – multifamily MBS	—	518,612	—	—	518,612
GSE – single-family MBS	—	883,424	—	—	883,424
GSE – multifamily MBS	—	5,401,542	—	—	5,401,542
Total available-for-sale securities	—	13,436,094	60,533	—	13,496,627
Derivative assets:
Interest-rate-exchange agreements	—	3,496	—	385,607	389,103
CO Bond firm commitments	—	28	—	—	28
Mortgage delivery commitments	—	108	—	—	108
Total derivative assets	—	3,632	—	385,607	389,239
Other assets	13,308	16,757	—	—	30,065
Total assets carried at fair value on a recurring basis	$13,308	$13,457,463	$60,533	$385,607	$13,916,911
Carried at fair value on a nonrecurring basis(2)
Mortgage loans held for portfolio	$—	$—	$90	$—	$90
Total assets carried at fair value on a nonrecurring basis	$—	$—	$90	$—	$90
Liabilities:
Carried at fair value on a recurring basis
Derivative liabilities
Interest-rate-exchange agreements	$—	$(1,046,865)	$—	$1,046,865	$—
Total liabilities carried at fair value on a recurring basis	$—	$(1,046,865)	$—	$1,046,865	$—

	December 31, 2021
	Level 1	Level 2	Level 3	Netting Adjustments and Cash Collateral(1)	Total
Assets:
Carried at fair value on a recurring basis
Trading securities:
Corporate bonds	$—	$1,442	$—	$—	$1,442
U.S. Treasury obligations	—	500,425	—	—	500,425
Total trading securities	—	501,867	—	—	501,867
Available-for-sale securities:
HFA securities	—	—	62,265	—	62,265
U.S. Treasury obligations	—	5,084,546	—	—	5,084,546
Supranational institutions	—	403,765	—	—	403,765
U.S. government-owned corporations	—	306,864	—	—	306,864
GSE	—	126,472	—	—	126,472
U.S. government guaranteed – single-family MBS	—	21,535	—	—	21,535
U.S. government guaranteed – multifamily MBS	—	541,405	—	—	541,405
GSE – single-family MBS	—	1,103,714	—	—	1,103,714
GSE – multifamily MBS	—	5,245,421	—	—	5,245,421
Total available-for-sale securities	—	12,833,722	62,265	—	12,895,987
Derivative assets:
Interest-rate-exchange agreements	—	3,850	—	374,560	378,410
CO Bond firm commitments	—	54	—	—	54
Mortgage delivery commitments	—	68	—	—	68
Total derivative assets	—	3,972	—	374,560	378,532
Other assets	13,937	18,633	—	—	32,570
Total assets carried at fair value on a recurring basis	$13,937	$13,358,194	$62,265	$374,560	$13,808,956
Carried at fair value on a nonrecurring basis(2)
Mortgage loans held for portfolio	$—	$—	$3,860	$—	$3,860
Real-estate owned property (REO)	—	—	59	—	59
Total assets carried at fair value on a nonrecurring basis	$—	$—	$3,919	$—	$3,919
Liabilities:
Carried at fair value on a recurring basis
Derivative liabilities
Interest-rate-exchange agreements	$—	$(177,548)	$—	$138,634	$(38,914)
CO Bond firm commitments	—	(30)	—	—	(30)
Total liabilities carried at fair value on a recurring basis	$—	$(177,578)	$—	$138,634	$(38,944)
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

Table 12.3 presents a reconciliation of available-for-sale securities that are measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the three and six months ended June 30, 2022 and 2021.

Table 12.3 - Roll Forward of Level 3 Available-for-Sale HFA Securities
(dollars in thousands)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
Balance at beginning of period	$61,444	$107,908	$62,265	$122,549
Total (losses) gains included in other comprehensive income
Net unrealized (losses) gains	(51)	1,129	(872)	3,333
Sales, maturities, and settlements
Maturities	—	(21,740)	—	(38,360)
Settlements	(860)	(1,220)	(860)	(1,445)
Balance at end of period	$60,533	$86,077	$60,533	$86,077

Total amount of unrealized (losses) gains for the period included in other comprehensive income relating to securities held at period end	$(51)	$(1,132)	$(872)	$217

Note 13 — Commitments and Contingencies

Joint and Several Liability. COs are backed by the financial resources of the FHLBanks. The FHFA has authority to require any FHLBank to repay all or a portion of the principal and interest on COs for which another FHLBank is the primary obligor. No FHLBank has ever been asked or required to repay the principal or interest on any CO on behalf of another FHLBank. We evaluate the financial condition of the other FHLBanks primarily based on known regulatory actions, publicly available financial information, and individual long-term credit-rating action as of each period-end presented. Based on this evaluation, as of June 30, 2022, and through the filing of this report, we do not believe it is likely that we will be required to repay the principal or interest on any CO on behalf of another FHLBank.

We have considered applicable FASB guidance and determined it is not necessary to recognize a liability for the fair value of our joint and several liability for all of the COs. The joint and several obligation is mandated by the FHLBank Act, as implemented by FHFA regulations, and is not the result of an arms-length transaction among the FHLBanks. The FHLBanks have no control over the amount of the guaranty or the determination of how each FHLBank would perform under the joint and several obligation. Because the FHLBanks are subject to the authority of the FHFA as it relates to decisions involving the allocation of the joint and several liability for the FHLBanks' COs, the FHLBanks' joint and several obligation is excluded from the initial recognition and measurement provisions. Accordingly, we have not recognized a liability for our joint and several obligation related to other FHLBanks' COs at June 30, 2022, and December 31, 2021. The par amounts of other FHLBanks' outstanding COs for which we are jointly and severally liable totaled $823.7 billion and $623.9 billion at June 30, 2022, and December 31, 2021, respectively. See Note 8 — Consolidated Obligations for additional information.

Off-Balance-Sheet Commitments

Table 13.1 - Off-Balance Sheet Commitments (1)
(dollars in thousands)

	June 30, 2022			December 31, 2021
	Expire within one year	Expire after one year	Total	Expire within one year	Expire after one year	Total
Standby letters of credit outstanding (2)	$9,997,436	$139,160	$10,136,596	$5,369,701	$132,096	$5,501,797
Commitments for unused lines of credit - advances (3)	1,114,335	—	1,114,335	1,095,844	—	1,095,844
Commitments to make additional advances	211,367	48,302	259,669	40,917	66,318	107,235
Commitments to invest in mortgage loans	6,864	—	6,864	3,164	—	3,164
Unsettled CO bonds, at par	445,000	—	445,000	260,000	—	260,000
Unsettled CO discount notes, at par	1,336,070	—	1,336,070	—	—	—
__________________________
(1)    We have determined that it is unnecessary to record any liability for credit losses on these agreements.
(2)    The amount of standby letters of credit outstanding excludes commitments to issue standby letters of credit that expire within one year. At June 30, 2022, and December 31, 2021, these amounts totaled $39.9 million and $16.1 million, respectively. Also excluded are commitments to issue standby letters of credit that expire after one year totaling $125 thousand at December 31, 2021.
(3)    Commitments for unused line-of-credit advances are generally for periods of up to 12 months. Since many of these commitments are not expected to be drawn upon, the total commitment amount does not necessarily indicate future liquidity requirements.

Standby Letters of Credit. For a fee, we issue standby letters of credit on behalf of our members to support certain obligations of the members to third-party beneficiaries. These standby letters of credit are generally subject to the same collateralization and borrowing limits that are applicable to advances. Standby letters of credit may be offered to assist members and nonmember housing associates in facilitating residential housing finance, community lending, and asset-liability management, and to provide liquidity. In particular, members often use standby letters of credit as collateral for deposits from state and local government agencies. If we are required to make payment for a beneficiary's draw, our strategy is to take prompt action to recover the funds paid to the third-party beneficiary, including converting the payment amount into a collateralized advance to the primary obligor, withdrawing the payment amount from the primary obligor's demand deposit account with us, or selling collateral pledged by the primary obligor in a commercially reasonable manner to offset the payment amount. Historically, standby letters of credit usually expire without being drawn upon. At June 30, 2022, the terms of these standby letters of credit have original expiration periods of up to 20 years, expiring no later than 2031. Currently, we offer new standby letters of credit with terms typically up to 10 years, while terms greater than 10 years may be available on an exception basis. Unearned fees for the value of the guarantees related to standby letters of credit are recorded in other liabilities and totaled $1.4 million and $1.1 million at June 30, 2022, and December 31, 2021, respectively.

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

Note 14 — Transactions with Shareholders

Shareholder Concentrations. We consider shareholder concentrations as holdings of capital stock (including mandatorily redeemable capital stock) by individual members or nonmembers in excess of 10 percent of total capital stock outstanding at each period end.

Table 14.1 - Shareholder Concentrations, Balance Sheet
(dollars in thousands)

	Capital Stock Outstanding	Percent of Total Capital Stock	Par Value of Advances	Percent of Total Par Value of Advances	Total Accrued Interest Receivable	Percent of Total Accrued Interest Receivable on Advances
June 30, 2022
Citizens Bank, N.A.	$504,748	32.2%	$12,019,143	39.4%	$7,275	22.6%

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

Table 14.2 - Transactions with Directors' Institutions
(dollars in thousands)

	Capital Stock Outstanding	Percent of Total Capital Stock	Par Value of Advances	Percent of Total Par Value of Advances	Total Accrued Interest Receivable	Percent of Total Accrued Interest Receivable on Advances
June 30, 2022	$517,080	33.0%	$12,191,403	40.0%	$7,376	22.9%
December 31, 2021	48,104	5.0	416,542	3.4	466	2.8

Note 15 — Subsequent Events

On July 22, 2022, the board of directors declared a cash dividend at an annualized rate of 3.72 percent based on daily average capital stock balances outstanding during the second quarter of 2022. The dividend, including dividends classified as interest expense on mandatorily redeemable capital stock, amounted to $11.5 million and was paid on August 2, 2022.

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

Some of the risks and uncertainties that could affect our forward-looking statements include the following:

•the effects of economic, financial, credit, and market conditions on our financial and regulatory condition and results of operations, including changes in economic growth, general liquidity conditions, inflation, employment rates, interest rates, interest rate spreads, interest rate volatility, mortgage originations, prepayment activity, housing prices, asset delinquencies, members’ deposit flows, liquidity needs, and loan demand; changes in benchmark interest rates, including but not limited to the cessation of the LIBOR benchmark rate, the development of alternative rates, including the secured overnight financing rate (SOFR), and the adverse consequences these could have for market participants, including the Bank and its members; changes in the general economy, including changes resulting from U.S. fiscal and monetary policy, actions of the Federal Open Market Committee (FOMC), or changes in credit ratings of the U.S. federal government; the condition of the mortgage and housing markets on our mortgage-related assets; and the condition of the capital markets on our COs;
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
•the pace of technological change and our ability to develop and support internal controls, information systems, and other operating technologies that effectively manage the risks we face, including but not limited to, failures, interruptions, or security breaches and other cyber-attacks, which could increase as a result of the COVID-19 pandemic related changes in our operating environment; and
•our ability to attract and retain skilled employees, including our key personnel.

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

EXECUTIVE SUMMARY

Net income for the three months ended June 30, 2022, was $41.0 million, compared with net income of $6.2 million for the same period in 2021. The increase in net income was driven by an increase of $26.3 million in net interest income after provision for credit losses, a decrease of $14.3 million in net losses on trading securities and a decline of $1.5 million in losses on early extinguishment of debt. These increases to net income were partially offset by a $7.6 million increase in contributions to the Affordable Housing Program, compared to the same period in 2021.

The $26.3 million increase in net interest income after provision for credit losses during the second quarter of 2022 was due to a $9.9 billion increase in average total earning assets and a significant increase in interest rates due to aggressive monetary policy tightening by the Federal Reserve. The increase in average earning assets was driven primarily by a $5.7 billion increase in average advances balances, as demand for advances returned among depository members to near pre-pandemic levels. Additionally, the increase in net interest income after provision for credit losses was in part attributable to the correction of an error related to changes in fair value of certain available-for-sale securities that are in fair-value hedge relationships. As a result of this error, cumulatively from the second quarter of 2019 through the first quarter of 2022, net interest income after provision for credit losses was understated by $6.2 million. We determined the error did not have a material effect on our financial condition, results of operations, or cash flows for the impacted periods, and a correcting adjustment was recorded in interest income from available-for-sale securities in the second quarter of 2022.

In support of our housing and community investment mission, the Bank made a voluntary contribution of $5.5 million to the Affordable Housing Program in the three months ended June 30, 2022. The increase in net income for the quarter ended June 30, 2022, correspondingly increased the Bank’s statutory contributions to the Affordable Housing Program to a more meaningful level in the opinion of management compared to originally expected amounts. If this trend continues, the Bank expects that additional voluntary contributions to the Affordable Housing Program may be reduced or eliminated for the remainder of the year, but total contributions to AHP are expected to be significantly increased from the amount contributed in 2021. Additional information on this and other targeted affordable housing and community investment programs is provided in the 2021 Annual Report.

Our retained earnings grew to $1.6 billion at June 30, 2022, an increase of $58.8 million from December 31, 2021, and equals 2.6 percent of total assets at June 30, 2022. We continue to satisfy all regulatory capital requirements as of June 30, 2022.

On July 22, 2022, our board of directors declared a cash dividend that was equivalent to an annual yield of 3.72 percent, increasing 163 basis points from the prior quarter's dividend. The annual yield of this dividend equals the approximate daily average of SOFR for the second quarter of 2022 plus 300 basis points, which is increased by 100 basis points from the prior quarter's dividend.

Our overall results of operations are influenced by the economy and financial markets, and, in particular, by members’ demand for advances and our ability to maintain sufficient access to funding at relatively favorable costs. While the effects of high inflation and the Federal Reserve’s aggressive monetary policy response, combined with weakening economic growth as measured by gross domestic product, present uncertainties about the future of the economy, the quarter ending June 30, 2022 saw a sharp increase in demand for advances. During the first two quarters of 2022, advances balances increased to $30.3 billion at June 30, 2022, an increase of 145.7 percent from $12.3 billion at December 31, 2021. This increase in advances was due to member depository institutions beginning to experience slowing growth or declines of deposit balances, an increase in lending by members to their customers, and rising interest rates and reduced market liquidity. These developments impacted our financial condition as of June 30, 2022, and results of operations for the three months ended June 30, 2022.

Generally, investor demand for high credit quality, fixed-income investments, including COs, continued to be strong relative to other investments. Significant growth in outstanding COs to fund advances growth throughout the FHLBank System has not diminished relative demand for COs. Our flexibility in utilizing various funding tools, in combination with a diverse investor base and our status as a government-sponsored enterprise, have helped provide reliable market access and demand for consolidated obligations throughout fluctuating market environments and regulatory changes affecting dealers of and investors in COs. The Bank has continued to meet all funding needs during the three months ended June 30, 2022.

Advances Balances

We continue to deliver on our primary mission, supplying liquidity to our members. Advances balances totaled $30.3 billion at June 30, 2022, compared to $12.3 billion at December 31, 2021. The significant increase in advances was concentrated in variable-rate advances and short-term fixed-rate advances, reflecting rising demand for wholesale funding at member institutions.

Net Interest Income, Margin, and Spread

For the three months ended June 30, 2022, net interest margin was 0.60 percent, an increase of 12 basis points from the same period in 2021, and net interest spread was 0.52 percent for the three months ended June 30, 2022, an increase of 8 basis points from the same period in 2021. The increases in net interest spread and net interest margin mainly reflect the impacts of increases in advances and investments and a rising rate environment. For the quarter ended June 30, 2022, average balances of advances and investments increased $5.7 billion and $4.8 billion, respectively, compared to the same period in 2021. Additionally, the rising interest rate environment in 2022 has decreased refinancing incentives on residential mortgage loans, resulting in decreases of mortgage prepayment activity that resulted in reduced net premium amortization of our agency residential MBS as well as our whole mortgage loans. Other improvements in net interest income after provision for credit losses are described in Results of Operations — Net Interest Income. Average total earning assets increased $9.9 billion to $46.1 billion for the three months ended June 30, 2022, from $36.3 billion for the same period in 2021.

Legislative and Regulatory Developments

Legislation has been proposed and the FHFA and others with authority over the economy, our industry, and our business activities have taken action during 2022 as described in — Legislative and Regulatory Developments. Such developments could affect the way we conduct business or could impact how we satisfy our mission as well as the value of our membership.

LIBOR Transition Preparations

For details regarding the Bank's transition from LIBOR to SOFR, the alternative reference rate to U.S. dollar LIBOR recommended by Alternative Reference Rates Committee (ARRC), see the following Risk Factors in our 2021 Annual Report: Part I — Item 1A — Risk Factors — Market and Liquidity Risks — Changes to and replacement of the LIBOR benchmark interest rate could adversely affect our business, financial condition, and results of operations; and — We use derivatives to manage interest-rate risk, however, we could be unable to enter into effective derivative instruments on acceptable terms. Additional information is provided in the 2021 Annual Report Part II — Item 7 — Management's Discussion and Analysis of Financial Condition and Results of Operations — Executive Summary — LIBOR Transition Preparations, Financial Condition - Transition from LIBOR to Alternative Reference Rates and in — Legislative and Regulatory Developments - LIBOR Transition.

ECONOMIC CONDITIONS

Economic Environment

Real gross domestic product (GDP) decreased at an annual rate of 0.9 percent in the second quarter of 2022, following a 1.6 percent decrease in the first quarter. The contraction in the second quarter was driven mainly by decreases in private inventory investment, residential fixed investment, and federal government spending. Personal consumption expenditures increased at an annual rate of 1.0 percent, driven by an increase in spending on services, partially offset by a drop in spending on goods.

The labor market continued to improve, with job growth averaging 375,000 per month in the second quarter of 2022. In July 2022, employment increased by 528,000 and the unemployment rate was 3.5 percent. The unemployment rate for the New England region in June 2022 was 3.5 percent, ranging from 2.0 percent in New Hampshire to 4.0 percent in Connecticut.

In July 2022, the Consumer Price Index was unchanged from the preceding month after rising 1.0 percent and 1.3 percent in May and June 2022, respectively. A decline in gasoline prices offset increases in food and shelter prices in July, resulting in a zero net change. Compared to a year earlier, the July 2022 CPI was higher by 8.5 percent, driven by prices of gasoline, shelter and food.

The FHFA reported that house prices rose 18.3 percent across the U.S. from May 2021 to May 2022. Over the same period, home prices in New England rose 17.1 percent. At the end of June 2022, rates for 30-year fixed-rate mortgage were above 5.7 percent, approximately 2.7 percentage points higher than a year earlier.

Interest-Rate Environment

On July 27, 2022, the FOMC raised the target range for the federal funds rate to between 225 and 250 basis points and stated that ongoing increases in the target range will likely be appropriate given elevated rates of inflation. The FOMC also stated that it would continue reducing its holdings of Treasury securities, agency debt, and agency mortgage-backed securities by reinvesting principal payments from its securities holdings only if they exceed monthly caps.

The Federal Reserve’s policy pivot from an easing to a tightening stance led to a rise in interest rates. Short-term rates rose commensurate with the magnitude of the increase in the federal funds rate. The spread between short-term and longer-term rates fluctuated during the second quarter reflecting expectations of further rate hikes, tempered by concern about rising risks of an economic downturn and possible reversal of monetary policy back to an easing stance.

Table 1 - Key Interest Rates(1)

	Three Month Daily Average		Six Month Daily Average		Ending Rate
	June 30, 2022	June 30, 2021	June 30, 2022	June 30, 2021	June 30, 2022	December 31, 2021
SOFR	0.71%	0.02%	0.40%	0.03%	1.50%	0.05%
Federal funds effective rate	0.76%	0.07%	0.44%	0.07%	1.58%	0.07%
3-month LIBOR	1.53%	0.16%	1.02%	0.18%	2.29%	0.21%
3-month U.S. Treasury yield	1.05%	0.01%	0.67%	0.03%	1.63%	0.03%
2-year U.S. Treasury yield	2.71%	0.17%	2.09%	0.15%	2.95%	0.73%
5-year U.S. Treasury yield	2.95%	0.83%	2.39%	0.72%	3.04%	1.26%
10-year U.S. Treasury yield	2.92%	1.58%	2.44%	1.45%	3.01%	1.51%
________________
(1) Source: Bloomberg

SELECTED FINANCIAL DATA

The following financial highlights for the statement of condition and statement of operations for December 31, 2021, have been derived from our audited financial statements. Financial highlights for the quarter-ends have been derived from our unaudited financial statements.

Table 2 - Selected Financial Data
(dollars in thousands)

	As of and for the Three Months Ended
	June 30, 2022	March 31, 2022	December 31, 2021	September 30, 2021	June 30, 2021
Statement of Condition
Total assets	$62,063,994	$32,395,662	$32,545,292	$34,448,917	$35,683,602
Investments(1)	28,254,534	16,849,318	16,372,499	16,404,424	16,053,111
Advances	30,318,486	11,816,428	12,340,020	14,056,991	15,176,625
Mortgage loans held for portfolio, net(2)	2,897,373	2,998,682	3,120,159	3,283,925	3,470,505
Deposits	1,066,459	803,383	884,032	970,732	970,282
Consolidated obligations:
Bonds	32,721,605	26,070,923	26,613,032	25,097,469	23,475,165
Discount notes	25,096,230	2,878,513	2,275,320	5,554,103	8,365,460
Total consolidated obligations	57,817,835	28,949,436	28,888,352	30,651,572	31,840,625
Mandatorily redeemable capital stock	10,703	13,418	13,562	13,890	7,432
Class B capital stock outstanding-putable(3)	1,557,243	929,482	953,638	1,028,177	1,081,057
Unrestricted retained earnings	1,230,558	1,202,685	1,179,986	1,159,509	1,147,279
Restricted retained earnings	376,620	368,420	368,420	368,420	368,420
Total retained earnings	1,607,178	1,571,105	1,548,406	1,527,929	1,515,699
Accumulated other comprehensive (loss) income	(216,409)	(88,800)	28,967	40,604	47,645
Total capital	2,948,012	2,411,787	2,531,011	2,596,710	2,644,401
Results of Operations
Net interest income after provision for credit losses	$69,416	$58,942	$56,412	$51,145	$43,122
Other income (loss), net	3,818	1,066	(7,562)	(10,453)	(13,104)
Other expense	27,667	29,073	20,061	22,330	23,177
AHP assessments	4,567	3,100	2,887	1,842	687
Net income	$41,000	$27,835	$25,902	$16,520	$6,154
Other Information
Dividends declared	$4,927	$5,136	$5,425	$4,290	$4,631
Dividend payout ratio	12.02%	18.45%	20.94%	25.97%	75.25%
Weighted-average dividend rate(4)	2.09	2.05	2.05	1.52	1.54
Return on average equity(5)	6.13	4.50	4.00	2.50	0.92
Return on average assets	0.35	0.35	0.31	0.18	0.07
Net interest margin(6)	0.60	0.74	0.66	0.58	0.48
Average equity to average assets	5.78	7.69	7.65	7.36	7.29
Total regulatory capital ratio(7)	5.12	7.76	7.73	7.46	7.30
_______________________
(1)Investments include available-for-sale securities, held-to-maturity securities, trading securities, interest-bearing deposits, securities purchased under agreements to resell and federal funds sold.
(2)The allowance for credit losses for mortgage loans amounted to $1.5 million as of June 30, 2022, $1.6 million as of March 31, 2022, $1.7 million as of December 31, 2021, $2.1 million as of September 30, 2021, and $2.1 million as of June 30, 2021, respectively.
(3)Capital stock is putable at the option of a member upon five years' written notice, subject to applicable restrictions. We also conduct daily repurchases of certain excess stock from shareholders.
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

RESULTS OF OPERATIONS

Second Quarter of 2022 Compared with Second Quarter of 2021

Net income increased to $41.0 million for the three months ended June 30, 2022, from $6.2 million for the same period in 2021. The reasons for the increase are discussed under — Executive Summary.

Net interest income after provision for credit losses for the three months ended June 30, 2022, was $69.4 million, compared with $43.1 million for the same period in 2021. The $26.3 million increase in net interest income after provision for credit losses was driven by a $5.7 billion increase in the average balance of advances, a $2.4 billion increase in the average balance of securities purchased under agreements to resell, a $1.6 billion increase in the average balance of mortgage-backed securities, an increase of fair value hedge ineffectiveness net gains of $20.6 million, an increase of net accretion of discounts and premiums on mortgage-backed securities and mortgage loans of $13.7 million resulting from significant increases in mortgage rates during the second quarter of 2022, and higher returns from investing the Bank’s capital in a higher interest-rate environment. These positive factors were partially offset by a $635.7 million decrease in the average balance of mortgage loans and a $1.9 million decrease in net prepayment fee income. Additionally, certain US Treasury securities, which were acquired prior to the significant interest rate reductions in early 2020, matured during the latter half of 2021, resulting in a reduction of interest income of $6.2 million as these securities were replaced with investments having lower yields. As a result, net interest spread was 0.52 percent for the quarter ended June 30, 2022, an increase of 8 basis points from the same period in 2021, and net interest margin was 0.60 percent, an increase of 12 basis points from the same period in 2021.

Six Months Ended June 30, 2022, Compared with Six Months Ended June 30, 2021

Net income increased to $68.8 million for the six months ended June 30, 2022, from $27.0 million for the same period in 2021. The increase in net income was driven by a decrease of $28.6 million in net losses on trading securities, an increase of $23.8 million in net interest income after provision for credit losses, and a decline of $4.5 million in losses on early extinguishment of debt. These increases to net income were partially offset by a $9.2 million increase in our voluntary contribution to the Affordable Housing Program, compared to the same period in 2021.

Net interest income after provision for credit losses for the six months ended June 30, 2022, was $128.4 million, compared with $104.6 million for the same period in 2021. The $23.8 million increase in net interest income after provision for credit losses was driven by a $1.7 billion increase in the average balance of mortgage-backed securities, an increase of fair value hedge ineffectiveness net gains of $27.8 million, an increase of net accretion of discounts and premiums on mortgage-backed securities and mortgage loans of $30.3 million resulting from significant increases in mortgage rates during the first half of 2022, and higher returns from investing the Bank’s capital in a higher interest-rate environment. These positive factors were partially offset by a $710.2 million decrease in the average balance of mortgage loans and a $8.7 million decrease in net prepayment fee income. As a result, net interest spread was 0.59 percent for the six months ended June 30, 2022, an increase of 6 basis points from the same period in 2021, and net interest margin was 0.66 percent, an increase of 8 basis points from the same period in 2021.

Table 3 presents major categories of average balances, related interest income/expense, and average yields/rates for interest-earning assets and interest-bearing liabilities. Our primary source of earnings is net interest income, which is the interest earned on advances, mortgage loans, and investments less interest paid on COs, deposits, and other sources of funds.

Table 3 - Net Interest Spread and Margin
(dollars in thousands)

	For the Three Months Ended June 30,
	2022			2021
	Average Balance	Interest Income / Expense	Average Yield/Rate(1)	Average Balance	Interest Income / Expense	Average Yield/Rate(1)
Assets
Advances	$21,603,313	$71,641	1.33%	$15,880,582	$47,462	1.20%

Interest-bearing deposits	1,100,763	2,369	0.86	653,971	10	0.01
Securities purchased under agreements to resell	3,313,187	9,109	1.10	925,846	168	0.07
Federal funds sold	3,219,637	6,758	0.84	2,813,088	482	0.07
Investment securities(2)	13,964,590	63,105	1.81	12,396,086	26,614	0.86
Mortgage loans (2)(3)	2,946,838	21,419	2.92	3,582,506	23,007	2.58
Total interest-earning assets	46,148,328	174,401	1.52	36,252,079	97,743	1.08
Other non-interest-earning assets	1,045,205			174,445
Fair-value adjustments on investment securities	(739,856)			365,244
Total assets	$46,453,677	$174,401	1.51%	$36,791,768	$97,743	1.07%
Liabilities and capital
Consolidated obligations
Discount notes	$12,500,939	$26,109	0.84%	$10,490,710	$683	0.03%
Bonds	28,809,891	78,242	1.09	22,470,044	53,684	0.96
Other interest-bearing liabilities	883,627	733	0.33	989,592	55	0.02
Total interest-bearing liabilities	42,194,457	105,084	1.00	33,950,346	54,422	0.64
Other non-interest-bearing liabilities	1,574,763			160,798
Total capital	2,684,457			2,680,624
Total liabilities and capital	$46,453,677	$105,084	0.91%	$36,791,768	$54,422	0.59%
Net interest income		$69,317			$43,321
Net interest spread			0.52%			0.44%
Net interest margin			0.60%			0.48%

	For the Six Months Ended June 30,
	2022			2021
	Average Balance	Interest Income / Expense	Average Yield(1)	Average Balance	Interest Income / Expense	Average Yield(1)
Assets
Advances	$17,029,474	$106,548	1.26%	$16,755,115	$104,747	1.26%
Interest-bearing deposits	760,103	2,529	0.67	612,285	94	0.03
Securities purchased under agreements to resell	1,937,580	9,280	0.97	819,072	292	0.07
Federal funds sold	2,677,276	7,572	0.57	2,993,519	1,096	0.07
Investment securities(2)	13,730,852	108,968	1.60	11,229,805	67,684	1.22
Mortgage loans	2,997,353	42,947	2.89	3,707,510	48,144	2.62
Total interest-earning assets	39,132,638	277,844	1.43	36,117,306	222,057	1.24
Other non-interest-earning assets	759,297			246,026
Fair-value adjustments on investment securities	(333,424)			420,492
Total assets	$39,558,511	$277,844	1.42%	$36,783,824	$222,057	1.22%
Liabilities and capital
Consolidated obligations
Discount notes	$7,430,874	$26,716	0.73%	$10,892,499	$3,085	0.06%
Bonds	27,673,026	122,142	0.89	21,936,539	115,285	1.06
Other interest-bearing liabilities	844,392	827	0.20	1,001,800	108	0.02
Total interest-bearing liabilities	35,948,292	149,685	0.84	33,830,838	118,478	0.71
Other non-interest-bearing liabilities	1,014,557			240,431
Total capital	2,595,662			2,712,555
Total liabilities and capital	$39,558,511	$149,685	0.76%	$36,783,824	$118,478	0.65%
Net interest income		$128,159			$103,579
Net interest spread			0.59%			0.53%
Net interest margin			0.66%			0.58%
_________________________
(1)    Yields are annualized.
(2)    Average balances are reflected at amortized cost.

(3)    Nonaccrual loans are included in the average balances used to determine average yield.

Rate and Volume Analysis

Changes in both average balances (volume) and interest rates influence changes in net interest income and net interest margin. Table 4 summarizes changes in interest income and interest expense for the three and six months ended June 30, 2022 and 2021. Changes in interest income and interest expense that are not identifiable as either volume-related or rate-related, but are equally attributable to both volume and rate changes, have been allocated to the volume and rate categories based upon the proportion of the absolute value of the volume and rate changes.

Table 4 - Rate and Volume Analysis
(dollars in thousands)

	For the Three Months Ended June 30, 2022 vs. 2021			For the Six Months Ended June 30, 2022 vs. 2021
	Increase (Decrease) due to			Increase (Decrease) due to
	Volume	Rate	Total	Volume	Rate	Total
Interest income
Advances	$18,541	$5,638	$24,179	$1,718	$83	$1,801
Interest-bearing deposits	11	2,348	2,359	28	2,407	2,435
Securities purchased under agreements to resell	1,378	7,563	8,941	889	8,099	8,988
Federal funds sold	80	6,196	6,276	(128)	6,604	6,476
Investment securities	3,750	32,741	36,491	17,045	24,239	41,284
Mortgage loans	(4,391)	2,803	(1,588)	(9,841)	4,644	(5,197)
Total interest income	19,369	57,289	76,658	9,711	46,076	55,787
Interest expense
Consolidated obligations
Discount notes	156	25,270	25,426	(1,283)	24,914	23,631
Bonds	16,542	8,016	24,558	27,153	(20,296)	6,857
Other interest-bearing liabilities	(7)	685	678	(20)	739	719
Total interest expense	16,691	33,971	50,662	25,850	5,357	31,207
Change in net interest income	$2,678	$23,318	$25,996	$(16,139)	$40,719	$24,580

Average Balance of Advances Outstanding

The average balance of total advances increased $274.4 million, or 1.6 percent, for the six months ended June 30, 2022 compared with the same period in 2021. We cannot predict future member demand for advances.

For the six months ended June 30, 2022 and 2021, net prepayment fees on advances were $3.3 million and $12.0 million, respectively. Prepayment-fee income is unpredictable and inconsistent from period to period, occurring only when advances and investments are prepaid prior to the scheduled maturity or repricing dates, and generally when prevailing reinvestment yields are lower than those of the prepaid advances. For additional information see Item 8 — Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 2 — Summary of Significant Accounting Policies — Advances in the 2021 Annual Report.

Average Balance of Investments

Average short-term money-market investments, consisting of interest-bearing deposits, securities purchased under agreements to resell, and federal funds sold, increased $950.1 million, or 21.5 percent, for the six months ended June 30, 2022, compared with the same period in 2021, as liquidity needs were greater in 2022 compared to 2021 due to increased advances borrowing activity. The yield earned on short-term money-market investments is highly correlated to short-term market interest rates. As a result of the FOMC’s increase in the target range for the federal funds rate, average yields on overnight federal funds sold increased from 0.07 percent during the six months ended June 30, 2021, to 0.57 percent during the six months ended June 30, 2022, while average yields on securities purchased under agreements to resell increased from 0.07 percent for the six months ended June 30, 2021, to 0.97 percent for the six months ended June 30, 2022. These investments are used for liquidity management.

Average investment-securities balances increased $2.5 billion, or 22.3 percent for the six months ended June 30, 2022, compared with the same period in 2021, an increase consisting primarily of $1.7 billion in MBS and $833.6 million in U.S. Treasury obligations.

Average Balance of COs

Average CO balances increased $2.3 billion, or 6.9 percent, for the six months ended June 30, 2022, compared with the same period in 2021, resulting from our increased funding needs principally due to the increase in our average advances balances. This overall increase consisted of a $5.7 billion increase in CO bonds offset by a decline of $3.5 billion in CO discount notes.

The average balance of CO discount notes represented approximately 21.2 percent of total average COs during the six months ended June 30, 2022, compared with 33.2 percent of total average COs during the six months ended June 30, 2021. The average balance of CO bonds represented 78.8 percent and 66.8 percent of total average COs outstanding during the six months ended June 30, 2022 and 2021, respectively.

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

Table 5 - Effect of Derivative and Hedging Activities
(dollars in thousands)

	For the Three Months Ended June 30, 2022
Net Effect of Derivatives and Hedging Activities	Advances	Investments	Mortgage Loans	CO Bonds	Total
Net interest income
Amortization / accretion of hedging activities (1)	$(273)	$—	$(144)	$(945)	$(1,362)
Gains on designated fair-value hedges	718	15,332	—	259	16,309
Net interest settlements on derivatives(2)	(5,205)	(21,256)	—	15,049	(11,412)
Total net interest income	(4,760)	(5,924)	(144)	14,363	3,535

Net gains (losses) on derivatives and hedging activities
Gains on derivatives not receiving hedge accounting	4	—	—	1	5
CO bond firm commitments	—	—	—	(1)	(1)
Mortgage delivery commitments	—	—	(118)	—	(118)
Net gains (losses) on derivatives and hedging activities	4	—	(118)	—	(114)

Net losses on trading securities	—	—	—	—	—
Total net effect of derivatives and hedging activities	$(4,756)	$(5,924)	$(262)	$14,363	$3,421

	For the Three Months Ended June 30, 2021
Net Effect of Derivatives and Hedging Activities	Advances	Investments	Mortgage Loans	CO Bonds	Other	Total
Net interest income
Amortization / accretion of hedging activities in net interest income (1)	$(705)	$—	$(347)	$(757)	$—	$(1,809)
(Losses) gains on designated fair-value hedges	(245)	(4,098)	—	66	—	(4,277)
Net interest settlements included in net interest income (2)	(16,042)	(29,847)	—	16,000	—	(29,889)
Total net interest income	(16,992)	(33,945)	(347)	15,309	—	(35,975)

Net gains on derivatives and hedging activities
Gains on derivatives not receiving hedge accounting	30	163	—	—	—	193
CO bond firm commitments	—	—	—	—	—	—
Mortgage delivery commitments	—	—	253	—	—	253
Price alignment amount (3)	—	—	—	—	1	1
Net gains on derivatives and hedging activities	30	163	253	—	1	447

Net losses on trading securities	—	(14,616)	—	—	—	(14,616)
Total net effect of derivatives and hedging activities	$(16,962)	$(48,398)	$(94)	$15,309	$1	$(50,144)

	For the Six Months Ended June 30, 2022
Net Effect of Derivatives and Hedging Activities	Advances	Investments	Mortgage Loans	CO Bonds	Total
Net interest income
Amortization / accretion of hedging activities (1)	$(536)	$—	$(300)	$(1,881)	$(2,717)
Gains on designated fair-value hedges	2,049	29,623	—	738	32,410
Net interest settlements on derivatives(2)	(15,131)	(58,647)	—	41,840	(31,938)
Total net interest income	(13,618)	(29,024)	(300)	40,697	(2,245)

Net gains (losses) on derivatives and hedging activities
Gains (losses) on derivatives not receiving hedge accounting	5	(1)	—	(520)	(516)
CO bond firm commitments	—	—	—	520	520
Mortgage delivery commitments	—	—	(791)	—	(791)
Net gains (losses) on derivatives and hedging activities	5	(1)	(791)	—	(787)

Net losses on trading securities	—	(425)	—	—	(425)
Total net effect of derivatives and hedging activities	$(13,613)	$(29,450)	$(1,091)	$40,697	$(3,457)

	For the Six Months Ended June 30, 2021
Net Effect of Derivatives and Hedging Activities	Advances	Investments	Mortgage Loans	CO Bonds	Other	Total
Net interest income
Amortization / accretion of hedging activities (1)	$(1,404)	$—	$(828)	$(1,402)	$—	$(3,634)
Gains on designated fair-value hedges	773	3,515	—	299	—	4,587
Net interest settlements on derivatives(2)	(31,867)	(51,784)	—	23,470	—	(60,181)
Total net interest income	(32,498)	(48,269)	(828)	22,367	—	(59,228)

Net gains (losses) on derivatives and hedging activities
Gains (losses) on derivatives not receiving hedge accounting	36	138	—	(19)	(148)	7
CO bond firm commitments	—	—	—	19	—	19
Mortgage delivery commitments	—	—	(433)	—	—	(433)
Price alignment amount (3)	—	—	—	—	6	6
Net gains (losses) on derivatives and hedging activities	36	138	(433)	—	(142)	(401)

Net losses on trading securities	—	(29,477)	—	—	—	(29,477)
Total net effect of derivatives and hedging activities	$(32,462)	$(77,608)	$(1,261)	$22,367	$(142)	$(89,106)
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

FINANCIAL CONDITION

Advances

At June 30, 2022, the advances portfolio totaled $30.3 billion, an increase of $18.0 billion from $12.3 billion at December 31, 2021. The significant increase in advances was concentrated in variable-rate advances and short-term fixed-rate advances, reflecting rising demand for wholesale funding at member institutions.

Table 6 - Advances Outstanding by Product Type
(dollars in thousands)

	June 30, 2022		December 31, 2021
	Par Value	Percent of Total	Par Value	Percent of Total
Fixed-rate advances
Short-term	$7,344,326	24.1%	$1,531,550	12.4%
Long-term	6,498,333	21.3	6,511,706	52.7
Overnight	1,945,147	6.4	225,922	1.8
Putable	587,500	1.9	1,178,425	9.6
Amortizing	550,031	1.8	551,163	4.5
	16,925,337	55.5	9,998,766	81.0

Variable-rate advances
Simple variable (1)	13,552,395	44.5	2,348,875	19.0
All other variable-rate indexed advances	126	—	64	—
	13,552,521	44.5	2,348,939	19.0
Total par value	$30,477,858	100.0%	$12,347,705	100.0%
________________________
(1)    Includes floating-rate advances that may be contractually prepaid by the borrower on a floating-rate reset date without incurring prepayment or termination fees.

See Item 1 — Financial Statements — Notes to the Financial Statements — Note 4 — Advances for disclosures relating to redemption terms of the advances portfolio.

Advances Credit Risk

We endeavor to minimize credit risk on advances by monitoring the financial condition of our borrowers and by holding sufficient collateral to protect the Bank from credit losses. All pledged collateral is subject to collateral discounts, or haircuts, to the market value or par value, as applicable, based on our opinion of the risk that such collateral presents. We are prohibited by Section 10(a) of the FHLBank Act from making advances without sufficient collateral. We have never experienced a credit loss on an advance.

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

Table 7 - Advances Outstanding by Borrower Credit Status Category
(dollars in thousands)

	As of June 30, 2022
	Number of Borrowers	Par Value of Advances Outstanding	Discounted Collateral	Ratio of Discounted Collateral to Advances
Category-1	204	$25,558,562	$96,672,411	378.2%
Category-2	13	233,856	756,117	323.3
Category-3	15	217,420	412,166	189.6
Insurance companies	25	4,468,020	6,066,732	135.8
Total	257	$30,477,858	$103,907,426	340.9%

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

We have not recorded any allowance for credit losses on advances at June 30, 2022, and December 31, 2021, for the reasons discussed in Item 1 — Financial Statements — Notes to the Financial Statements — Note 4 — Advances.

Table 8 - Top Five Advance-Borrowing Institutions
(dollars in thousands)

	June 30, 2022
Name	Par Value of Advances	Percent of Total Par Value of Advances	Weighted-Average Rate (1)
Citizens Bank, N.A	$12,019,143	39.4%	1.60%
Webster Bank, N.A.	2,510,810	8.2	1.60
Massachusetts Mutual Life Insurance Company	2,100,000	6.9	1.78
Hingham Institution for Savings	1,140,000	3.8	1.18
Voya Retirement Insurance and Annuity Company	925,000	3.0	1.74
Total of top five advance-borrowing institutions	$18,694,953	61.3%

	December 31, 2021
Name	Par Value of Advances	Percent of Total Par Value of Advances	Weighted-Average Rate (1)
Massachusetts Mutual Life Insurance Company	$1,500,000	12.1%	1.62%
Voya Retirement Insurance and Annuity Company	925,000	7.5	0.48
Hingham Institution for Savings	665,000	5.4	0.28
Salem Five Cents Savings Bank	580,392	4.7	0.27
Peoples United Bank	562,750	4.6	0.39
Total of top five advance-borrowing institutions	$4,233,142	34.3%
_______________________
(1)    Weighted-average rates are based on the contract rate of each advance without taking into consideration the effects of interest-rate-exchange agreements that we may use as hedging instruments.

Investments

At June 30, 2022, investment securities and short-term money-market instruments totaled $28.3 billion, an increase of $11.9 billion from $16.4 billion at December 31, 2021.

Short-term money-market investments increased $11.8 billion to $14.6 billion at June 30, 2022, compared with December 31, 2021. The increase was attributable to increases of $10.5 billion in securities purchased under agreements to resell, $1.1 billion in federal funds sold and $310.1 million in interest bearing deposits.
Investment securities increased $68.0 million to $13.6 billion at June 30, 2022, compared with $13.5 billion at December 31, 2021.

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

We place short-term funds with large, high-quality financial institutions that must be rated in at least the third-highest internal rating category on a rating scale of FHFA1 through FHFA7, reflecting progressively lower credit quality. The internal rating categories of FHFA1 through FHFA4 are considered to be investment quality. As of June 30, 2022, all of these placements either expired within one day or were payable upon demand. See Part 1 — Item 1 — Business — Business Lines — Investments in the 2021 Annual Report for additional information.

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

Table 9 - Credit Ratings of Investments at Carrying Value
(dollars in thousands)

	As of June 30, 2022
	Long-Term Credit Rating
Investment Category	Triple-A	Double-A	Single-A	Unrated
Money-market instruments: (1)
Interest-bearing deposits	$—	$150	$395,080	$—
Securities purchased under agreements to resell	—	10,750,000	500,000	—
Federal funds sold	—	295,000	2,703,000	—
Total money-market instruments	—	11,045,150	3,598,080	—

Investment securities:(2)

Non-MBS:
U.S. Treasury obligations	—	5,889,613	—	—
Corporate bonds	—	—	—	980
U.S. government-owned corporations	—	249,179	—	—
GSE	—	106,506	—	—
Supranational institutions	369,247	—	—	—
HFA securities	33,089	27,444	—	—
Total non-MBS	402,336	6,272,742	—	980

MBS:
U.S. government guaranteed - single-family	—	21,885	—	—
U.S. government guaranteed - multifamily	—	518,612	—	—
GSE – single-family	—	993,207	—	—
GSE – multifamily	—	5,401,542	—	—
Total MBS	—	6,935,246	—	—

Total investment securities	402,336	13,207,988	—	980

Total investments	$402,336	$24,253,138	$3,598,080	$980
_______________________
(1)    The counterparty NRSRO rating is used for money-market instruments. Counterparty ratings are obtained from Moody's, Fitch, Inc. (Fitch), and S&P and are each as of June 30, 2022. If there is a split rating, the lowest rating is used. In certain instances where a counterparty is unrated, the Bank may assign a deemed rating to the counterparty and that deemed rating is used.
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

Table 10 - Unsecured Credit Related to Money-Market Instruments and Debentures by Carrying Value
(dollars in thousands)

	Carrying Value
	June 30, 2022	December 31, 2021
Interest bearing deposits	$395,230	$85,153
Federal funds sold	2,998,000	1,944,000
Supranational institutions	369,247	403,765
U.S. government-owned corporations	249,179	306,864
GSEs	106,506	126,472
Corporate bonds	980	1,442

Mortgage Loans

We invest in mortgages through the MPF program. The MPF program is further described under — Mortgage Loans Credit Risk and in Part I — Item 1 — Business — Business Lines — Mortgage Loan Finance in the 2021 Annual Report.

As of June 30, 2022, our mortgage loan investment portfolio totaled $2.9 billion, a decrease of $222.8 million from December 31, 2021. We have experienced continued competition from Fannie Mae and Freddie Mac, as well as from private mortgage loan acquirers, for loan investment opportunities. In addition, prepayment activity in the six months ended June 30, 2022, has been elevated and has outpaced our purchases of mortgage loans.

Mortgage Loans Credit Risk

We are subject to credit risk from the mortgage loans in which we invest due to our exposure to the credit risk of the underlying borrowers and the credit risk of the participating financial institutions when the participating financial institutions retain credit-enhancement and/or servicing obligations. For additional information on the credit risks arising from our participation in the MPF program, see Part II — Item 7 — Management's Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition — Mortgage Loans — Mortgage Loans Credit Risk in the 2021 Annual Report. For information on the credit performance of our mortgage loan portfolio as of June 30, 2022, see Item I — Financial Statements — Note 5 — Mortgage Loans Held for Portfolio in this report.

Although our mortgage loan portfolio includes loans throughout the U.S., concentrations of 5 percent or greater of the par value of our conventional mortgage loan portfolio are shown in Table 11.

Table 11 - State Concentrations by Par Value

	Percentage of Total Par Value of Conventional Mortgage Loans
	June 30, 2022	December 31, 2021
Massachusetts	62%	63%
Maine	10	10
Connecticut	9	8
Vermont	5	5
All others	14	14
Total	100%	100%

We place conventional mortgage loans on nonaccrual status when the collection of interest or principal is doubtful or contractual principal or interest is 90 days or more past due. Accrued interest on nonaccrual loans is excluded from interest income. We monitor the delinquency levels of the mortgage loan portfolio on a monthly basis.

Table 12 - Mortgage Loans - Risk Elements and Credit Losses
(dollars in thousands)

	For the Six Months Ended June 30,
	2022	2021
Average par value of mortgage loans outstanding during the period ending	$2,951,330	$3,647,949
Net (charge-offs) recoveries	(1)	52
Net charge-offs to average loans outstanding during the period ending	—%	—%

	As of June 30, 2022	As of December 31, 2021
Mortgage loans held for portfolio, par value	$2,856,026	$3,072,075
Nonaccrual loans, par value	16,696	21,384
Allowance for credit losses on mortgage loans	1,500	1,700
Allowance for credit losses to mortgage loans held for portfolio	0.05%	0.06%
Nonaccrual loans to mortgage loans held for portfolio	0.58	0.70
Allowance for credit losses to nonaccrual loans	8.98	7.95

Mortgage Insurance Companies. We are exposed to credit risk from primary mortgage insurance coverage (PMI) on individual loans. As of June 30, 2022, we were the beneficiary of PMI coverage of $65.1 million on $248.1 million of conventional mortgage loans. These amounts relate to loans originated with PMI and for which current loan-to-value ratios exceed 78 percent (determined by recalculating the original loan-to-value ratio using the current par value divided by the appraised home value at the time of loan origination).

We have analyzed our potential loss exposure to all of the mortgage insurance companies and do not expect incremental losses based on these exposures at this time.

Consolidated Obligations

See — Liquidity and Capital Resources for information regarding our COs.

Derivative Instruments

All derivatives are recorded on the statement of condition at fair value and classified as either derivative assets or derivative liabilities. Bilateral and cleared derivatives outstanding are classified as assets or liabilities according to the net fair value of derivatives aggregated by each counterparty. Derivative assets' net fair value, net of cash collateral and accrued interest, totaled $389.2 million and $378.5 million as of June 30, 2022, and December 31, 2021, respectively. Derivative liabilities' net fair value, net of cash collateral and accrued interest, totaled $0.0 million and $38.9 million as of June 30, 2022, and December 31, 2021, respectively.

The following table presents a summary of the notional amounts and estimated fair values of our outstanding derivatives, excluding accrued interest, and related hedged item by product and type of accounting treatment as of June 30, 2022, and December 31, 2021. The notional amount represents the hypothetical principal basis used to determine periodic interest payments received and paid. However, the notional amount does not represent an actual amount exchanged or our overall exposure to credit and market risk.

Table 13 - Hedged Item and Hedge-Accounting Treatment
(dollars in thousands)

			June 30, 2022		December 31, 2021
Hedged Item	Derivative	Designation(2)	Notional Amount	Fair Value	Notional Amount	Fair Value
Advances (1)	Swaps	Fair value	$2,614,770	$(6,781)	$2,693,195	$1,800
	Swaps	Economic	329,800	(1,582)	345,425	(11,761)
Total associated with advances			2,944,570	(8,363)	3,038,620	(9,961)
Available-for-sale securities	Swaps	Fair value	12,577,160	(15,791)	10,795,541	56,831
Trading securities	Swaps	Economic	—	—	500,000	3,087
COs	Swaps	Fair value	20,715,970	(963,971)	13,101,220	(173,243)
	Swaps	Economic	—	—	55,000	(24)
	Forward starting swaps	Cash Flow	1,391,000	(3,923)	1,391,000	(380)
Total associated with COs			22,106,970	(967,894)	14,547,220	(173,647)
Total			37,628,700	(992,048)	28,881,381	(123,690)
CO bond firm commitments			20,000	28	55,000	24
Mortgage delivery commitments			6,864	108	3,164	68
Total derivatives			$37,655,564	(991,912)	$28,939,545	(123,598)
Accrued interest				(51,321)		(50,008)
Cash collateral, including related accrued interest				1,432,472		513,194
Net derivatives				$389,239		$339,588

Derivative asset				$389,239		$378,532
Derivative liability				—		(38,944)
Net derivatives				$389,239		$339,588
 _______________________
(1)    As of June 30, 2022 and December 31, 2021, embedded derivatives separated from certain advance contracts with notional amounts of $329.8 million and $345.4 million, respectively, and fair values of $1.6 million and $11.9 million, respectively, are not included in the table.
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

Table 14 - Credit Exposure to Derivatives Counterparties
(dollars in thousands)

	As of June 30, 2022
Credit Rating (1)	Notional Amount	Net Derivatives Fair Value Before Collateral	Cash Collateral Pledged to Counterparty	Non-cash Collateral Pledged to Counterparty	Net Credit Exposure to Counterparties
Liability positions with credit exposure:
Uncleared derivatives
Single-A	$21,041,250	$(941,514)	$1,003,094	$—	$61,580
Cleared derivatives	16,587,450	(101,856)	429,378	—	327,522
Total interest-rate swap positions with nonmember counterparties to which we had credit exposure	37,628,700	(1,043,370)	1,432,472	—	389,102

CO Bond firm commitments	20,000	28	—	—	28
Mortgage delivery commitments (2)	6,864	108	—	—	108
Total	$37,655,564	$(1,043,234)	$1,432,472	$—	$389,238
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

Transition from LIBOR to Alternative Reference Rates

We have exposures to investment securities and derivatives with interest rates indexed to U.S. dollar LIBOR. All of our LIBOR-indexed financial instruments utilize a LIBOR tenor that will either cease to be published or will no longer be representative after June 30, 2023. Table 15 presents our exposure to LIBOR-indexed investment securities and LIBOR-indexed derivatives, at June 30, 2022.

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

Table 15 - Financial Instruments with LIBOR Exposure at June 30, 2022
(dollars in thousands)

	Terminates in 2022	Due/Terminates in 2023, through June 30	Due/Terminates after June 30, 2023	Total
Assets with LIBOR exposure
Investment securities, par amount by contractual maturity
Non-MBS	$—	$—	$11,350	$11,350
MBS(1)	—	—	430,851	430,851
Total investment securities	$—	$—	$442,201	$442,201

LIBOR-indexed interest-rate swaps, notional amount
Receive leg
Cleared	$5,500	$12,000	$25,750	$43,250
Uncleared(1)	62,500	231,600	241,900	536,000
Total interest-rate swaps, receive leg	$68,000	$243,600	$267,650	$579,250

Pay leg
Cleared	$137,220	$—	$—	$137,220
_______________________
(1)Balances are presented according to contractual maturity date and do not reflect scheduled or unscheduled principal repayments of underlying mortgage loans for MBS and do not reflect potential early termination option exercises for uncleared interest-rate swaps.

Table 16 - Variable Rate Financial Instruments by Interest-Rate Index
(dollars in thousands)

	Par Value of Advances	Par Value of Non-MBS Investments	Par Value of MBS	Par Value of CO Bonds
LIBOR	$—	$11,350	$430,851	$—
SOFR	3,906,500	—	1,380,509	5,507,000
FHLBank discount note auction rate	9,646,021	—	—	—
Constant Maturity Treasury	—	—	30,400	—
Total	$13,552,521	$11,350	$1,841,760	$5,507,000

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

Sources and Uses of Liquidity. Our primary sources of liquidity are proceeds from the issuance of COs and advance repayments, and maturing short-term investments, as well as cash and investment holdings that are primarily high-quality, short- and intermediate-term financial instruments. During the six months ended June 30, 2022, we maintained continual access to funding and adapted our debt issuance to meet the needs of our members.

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

Secondary sources of liquidity include payments collected on mortgage loans, proceeds from the issuance of capital stock, and deposits from members. In addition, under the FHLBank Act, the U.S. Treasury may purchase up to $4 billion of FHLBank COs. The terms, conditions, and interest rates in such a purchase would be determined by the U.S. Treasury. This authority may be exercised at the discretion of the U.S. Treasury with the agreement of the FHFA only if alternative means cannot be effectively employed to permit members of the FHLBanks to continue to supply reasonable amounts of funds to the mortgage market, and the ability to supply such funds is substantially impaired because of monetary stringency and a high level of interest rates. There were no such purchases by the U.S. Treasury during the six months ended June 30, 2022.

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

Liquidity Management Action Trigger. We maintain a liquidity management action trigger pertaining to projected net cash flow: if projected net cash flow falls below zero on or before the 21st day following the measurement date, then management of the Bank is notified and determines whether any corrective action is necessary. We did not exceed this threshold at any time during the six months ended June 30, 2022.

Table 17 - Projected Net Cash Flow
(dollars in thousands)

As of June 30, 2022
21 Days
Uses of funds
Interest payable	$19,592
Maturing liabilities	17,314,643
Committed asset settlements	174,000
Capital outflow	26,921
MPF delivery commitments	6,864
Other	104,284
Gross uses of funds	17,646,304

Sources of funds
Interest receivable	55,062
Maturing or projected amortization of assets	20,493,169
Committed liability settlements	1,762,905
Cash and due from banks and interest bearing deposits	460,803
Gross sources of funds	22,771,939

Projected net cash flow	$5,125,635

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

During the six months ended June 30, 2022, we were out of compliance with the Base Case Liquidity Requirement for one day and in compliance each other day.

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

Liquidity Guidance AB, the Bank has instituted a limit and management action trigger framework around these metrics as follows:

Table 18 - Funding Gap Metric

Funding Gap Metric (1)	Limit	Management Action Trigger	Three-Month Average June 30, 2022	Three-Month Average December 31, 2021
3-month Funding Gap	15%	13%	3.4%	(8.2)%
1-year Funding Gap	30%	25%	9.4%	(0.5)%
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

Debt Financing — Consolidated Obligations

At June 30, 2022, and December 31, 2021, outstanding COs for which we are primarily liable, including both CO bonds and CO discount notes, totaled $57.8 billion and $28.9 billion, respectively. CO bonds outstanding for which we are primarily liable at June 30, 2022, and December 31, 2021, include issued callable bonds totaling $20.7 billion and $12.8 billion, respectively.

CO discount notes comprised 43.4 percent and 7.9 percent of the outstanding COs for which we are primarily liable at June 30, 2022, and December 31, 2021, respectively, but accounted for 92.1 percent and 93.9 percent of the proceeds from the issuance of such COs during the six months ended June 30, 2022 and 2021, respectively.

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

Capital

Total capital at June 30, 2022, was $2.9 billion compared with $2.5 billion at year-end 2021.

Capital stock increased by $603.6 million during the six months ended June 30, 2022, resulting from the issuance of $2.1 billion of capital stock offset by capital stock repurchases of $1.4 billion.

The FHLBank Act and FHFA regulations specify that each FHLBank is required to satisfy certain minimum regulatory capital requirements. We were in compliance with these requirements at June 30, 2022, as discussed in Part 1— Item 1 — Notes to the Financial Statements — Note 10 — Capital.

Table 19 - Mandatorily Redeemable Capital Stock by Expiry of Redemption Notice Period
(dollars in thousands)

	June 30, 2022	December 31, 2021
Past redemption date (1)	$3,086	$3,138
Due in one year or less	—	92
Due after one year through two years	59	30
Due after two years through three years	435	—
Due after three years through four years	689	581
Due after four years through five years	6,434	9,721
Total	$10,703	$13,562
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

Internal Minimum Capital Requirement in Excess of Regulatory Requirements

To provide protection for our capital base, we maintain an internal minimum capital requirement whereby the amount of paid-in capital stock and retained earnings (together, our actual regulatory capital) must be at least equal to the sum of 4 percent of our total assets plus an amount we measure as our risk exposure with 99 percent confidence using our economic capital model (together, our internal minimum capital requirement). As of June 30, 2022, this internal minimum capital requirement equaled $3.0 billion, which was satisfied by our actual regulatory capital of $3.2 billion.

Minimum Retained Earnings Target

At June 30, 2022, we had total retained earnings of $1.6 billion compared with our minimum retained earnings target of $700.0 million. We generally view our minimum retained earnings target as a floor for retained earnings rather than as a retained earnings limit and expect to continue to grow our retained earnings modestly even though we exceed the target.

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

Table 20 - Capital Stock Requirements and Excess Capital Stock
(dollars in thousands)

	Membership Stock Investment Requirement(1)	Activity-Based Stock Investment Requirement	Total Stock Investment Requirement (2)	Outstanding Class B Capital Stock (3)	Excess Class B Capital Stock
June 30, 2022	$316,280	$1,224,724	$1,541,026	$1,567,947	$26,921
December 31, 2021	429,353	505,264	934,638	967,200	32,562
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

Restricted Retained Earnings

At June 30, 2022, our total required contribution to the restricted retained earnings account was $421.4 million compared with our total contribution of $376.6 million. Due to the increase in the average balance of consolidated obligations during the quarter ended June 30, 2022, we contributed $8.2 million of second quarter 2022 net income to restricted retained earnings. No allocation of net income was made to restricted retained earnings in the first quarter of 2022.

Off-Balance-Sheet Arrangements

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

As of June 30, 2022, we have not made any significant changes to the estimates and assumptions used in applying our critical accounting policies and estimates from those used to prepare our audited financial statements.

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

FHFA Director’s Testimony to House Committee on Financial Services. On July 20, 2022, FHFA Director Sandra Thompson gave testimony to the House Financial Services Committee indicating that the FHFA intends to review the FHLBank System. Director Thompson’s testimony indicated that the FHFA plans to engage a variety of stakeholders in addition to holding public listening sessions throughout the country as part of the review. The Director’s testimony also indicated that the review would examine matters ranging from the System’s membership base, operational efficiency, and effectiveness to more foundational questions about its mission, purpose, and organization. At this time, it is not possible to determine when these events will occur, whether any actions will result from them, and how they will ultimately impact us or the FHLBank System as a whole.

Amendments to FINRA Rule 4210: Margining of Covered Agency Transactions. On July 29, 2022, the Financial Industries Regulatory Authority (FINRA) filed a proposed rule with the SEC that would extend the implementation date of its amendments to FINRA Rule 4210 delaying the effectiveness of margining requirements for covered agency transactions from October 26, 2022 until at least April 24, 2023. Once the margining requirements are effective, we may be required to collateralize our transactions that are covered agency transactions, which include to be announced transactions (TBAs). These collateralization requirements could have the effect of reducing the overall profitability of engaging in covered agency transactions, including TBAs. We do not expect this rule to have a material effect on our financial condition or results of operations.

LIBOR Transition

Proposed Rule Implementing the Adjustable Interest Rate (LIBOR) Act. On July 28, 2022, the Board of Governors of the Federal Reserve System (the Board) published a proposed rule with a comment deadline of August 29, 2022, that would implement the Adjustable Interest Rate (LIBOR) Act (the Act). The proposed rule would provide default rules for certain contracts (covered contracts) that: reference LIBOR, are governed by U.S. law, do not mature on or before the LIBOR replacement date of June 30, 2023, and lack adequate provisions to identify a replacement rate for LIBOR. The proposed rule identifies separate Board-selected replacement rates for derivatives transactions, covered GSE contracts, and all other covered contracts. The proposed rule defines covered GSE contracts to include FHLBank advances. Accordingly, we continue to take steps to mitigate the risks that arise from the phase out of LIBOR, which includes reviewing the proposed rule, but are not yet able to predict the extent to which the proposed rule would impact our financial condition or results of operations.

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

Strategies to Manage Market and Interest-Rate Risk

General

We use various strategies and techniques in an effort to manage our market and interest-rate risk including the following and combinations of the following:

•the issuance of COs that can be used to match interest-rate-risk exposures of our assets (at June 30, 2022, fixed-rate noncallable debt, not hedged by interest-rate swaps, amounted to $6.9 billion, compared with $8.4 billion at December 31, 2021);
•the issuance of COs with embedded call options to mitigate interest-rate and prepayment risks of our mortgage loans and certain MBS (at June 30, 2022, and December 31, 2021, fixed-rate callable debt not hedged by interest-rate swaps amounted to $595.0 million and $520.0 million, respectively);
•the issuance of CO bonds together with interest-rate swaps (either cleared if no optionality or uncleared if containing optionality) that receive a coupon rate that offsets the bond coupon rate and any optionality embedded in the bond, thereby effectively creating a floating-rate liability (total CO bond debt used in conjunction with interest-rate-exchange agreements was $20.6 billion, or 61.2 percent of our total outstanding CO bonds at June 30, 2022, compared with $13.0 billion, or 48.6 percent of total outstanding CO bonds, at December 31, 2021);
•the issuance of advances together with interest-rate swaps that pay a coupon rate that offsets the advance coupon rate and any optionality embedded in the advance, thereby effectively creating a floating-rate asset (total advances used in conjunction with interest-rate-exchange agreements, including both fair-value hedge relationships and economic hedge relationships, was $2.9 billion, or 9.7 percent of our total outstanding advances at June 30, 2022, compared with $3.0 billion, or 24.6 percent of total outstanding advances, at December 31, 2021);
•the purchase of available-for-sale securities together with interest-rate swaps that pay a coupon rate that offsets the security’s coupon rate, thereby effectively creating a floating-rate asset (total available-for-sale securities used in conjunction with interest-rate-exchange agreements was $12.6 billion, or 86.4 percent of our total outstanding available-for-sale securities at June 30, 2022, compared with $10.8 billion, or 85.2 percent of total outstanding available-for-sale securities, at December 31, 2021);
•contractual provisions for certain advances that require borrowers to pay us prepayment fees, to make us financially indifferent if the borrower prepays such advances prior to maturity; and
•the use of derivatives to hedge the interest-rate risk of anticipated future CO debt issuance (at both June 30, 2022 and December 31, 2021, forward starting interest-rate swaps hedging the anticipated future issuance of CO debt was $1.4 billion).

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

Table 21 - Interest-Rate / Market-Rate Risk Metrics

	June 30, 2022	December 31, 2021	Target, Limit or Management Action Trigger
MVE	$3.0 billion	$2.5 billion	None
MVE/BVE	100%	96%	None
MVE/Par Stock	189%	253%	Maintain above 130% (management action trigger) and 125% (limit)
Economic Capital Ratio	4.7%	7.4%	Maintain above 4.5% (management action trigger) and 4.0% (limit)
VaR	7.6% of MVE	8.7% of MVE	Maintain below 12 percent of MVE (management action trigger)
Duration of Equity (1)(2)	+1.90 years	+0.37 years	Maintain between +/- 3.5 years (management action trigger) and +/- 4.0 years (limit)
MVE Sensitivity: (1)(3)
Down 200 basis point parallel rate shock	1.8%	(0.9)%	Maintain above -10% (management action trigger) and -15% (limit)
Up 200 basis point parallel rate shock	(4.9)%	(4.2)%
Duration Gap (1)(4)	+1.07 months	+0.33 months	None
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
(2)    Using the methodology which constrains interest rates to a minimum of zero percent, duration of equity is +1.90 years as of June 30, 2022, and +1.09 years as of December 31, 2021.
(3)    Using the methodology which constrains interest rates to a minimum of zero percent, MVE sensitivity in a down 200 basis point parallel rate shock is 2.3 percent as of June 30, 2022, and +10.4 percent as of December 31, 2021, and MVE sensitivity in an up 200 basis point parallel rate shock is (4.9) percent as of June 30, 2022, and (4.2) percent as of December 31, 2021.

(4)    Using the methodology which constrains interest rates to a minimum of zero percent, duration gap is +1.07 months as of June 30, 2022, and +0.98 months as of December 31, 2021.

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

The table below presents the VaR estimate as of June 30, 2022, and December 31, 2021, and represents the estimates of potential reduction to our MVE from potential future changes in market factors, as described above. Estimated potential market value loss exposures are expressed as a percentage of the current MVE. The table is intended to represent a statistically based range of VaR exposures.

Table 22 - Value-at-Risk
(dollars in millions)

	Value-at-Risk (Gain) Loss Exposure
	June 30, 2022		December 31, 2021
Confidence Level	% of MVE (1)	Amount	% of MVE (1)	Amount
50%	1.51%	$44.7	4.11%	$100.7
75%	3.16	93.5	5.52	135.3
95%	5.19	153.6	7.67	188.1
99%	6.75	199.5	8.14	199.5

Average of five worst scenarios, as of period end	7.60	224.7	8.71	213.5
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

Management has put in place management action triggers whereby senior management is explicitly informed of instances where our projected return on capital stock (ROCS) falls below the average yield on SOFR plus our dividend spread over a twelve-month horizon in a variety of interest-rate shock scenarios limited to +/- 200 basis points. The results of this analysis for June 30, 2022, showed that in the base case our ROCS was 548 basis points over SOFR, and in the worst case modeled, the down 200 basis points scenario, our ROCS fell 57 basis points to 491 basis points over SOFR. Our ROCS spread to SOFR has remained above the management action trigger minimum during 2022. For December 31, 2021, the results of this analysis showed in the base case our ROCS was 396 basis points over SOFR, and in the worst case modeled, the down 200 basis point scenario, our ROCS fell 163 basis points to 233 basis points over SOFR.

Certain Market and Interest-Rate Risk Metrics under Potential Interest-Rate Scenarios

We also monitor the sensitivities of MVE and the duration of equity to potential interest-rate scenarios. The following table presents certain market and interest-rate risk metrics under different interest-rate scenarios.

Table 23 - Market and Interest-Rate Risk Metrics
(dollars in millions)

	June 30, 2022
	Down 300(1)	Down 200(1)	Down 100(1)	Base	Up 100	Up 200	Up 300
MVE	$3,157	$3,024	$3,000	$2,957	$2,891	$2,813	$2,730
Percent change in MVE from base	6.8%	2.3%	1.5%	—%	(2.2)%	(4.9)%	(7.7)%
MVE/BVE	107%	102%	101%	100%	98%	95%	92%
MVE/Par Stock	201%	193%	191%	189%	184%	179%	174%
Duration of Equity	+4.35 years	+0.53 years	+0.90 years	+1.90 years	+2.53 years	+2.87 years	+3.02 years
Return on Capital Stock less SOFR	4.59%	4.91%	5.18%	5.48%	5.51%	5.39%	5.24%
Net income percent change from base	(43.54)%	(29.95)%	(15.13)%	—%	11.91%	22.08%	31.70%

	December 31, 2021
	Down 300(1)	Down 200(1)	Down 100(1)	Base	Up 100	Up 200	Up 300
MVE	$2,704	$2,706	$2,488	$2,452	$2,421	$2,349	$2,252
Percent change in MVE from base	10.3%	10.4%	1.5%	—%	(1.3)%	(4.2)%	(8.2)%
MVE/BVE	106%	106%	98%	96%	95%	92%	89%
MVE/Par Stock	280%	280%	257%	253%	250%	243%	233%
Duration of Equity	-0.07 years	+5.37 years	+ 3.78 years	+1.09 years	+2.21 years	+3.58 years	+4.49 years
Return on Capital Stock less SOFR	2.33%	2.33%	2.65%	3.96%	4.05%	3.97%	3.68%
Net income percent change from base	(46.68)%	(46.70)%	(39.37)%	—%	24.45%	44.81%	60.66%
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

Our management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures, with the participation of the president and chief executive officer and chief financial officer, as of June 30, 2022. Based on that evaluation, our president and chief executive officer and chief financial officer have concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of June 30, 2022.

Changes in Internal Control over Financial Reporting

During the quarter ended June 30, 2022, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

Number	Exhibit Description	Reference

3.2	By-laws of the Federal Home Loan Bank of Boston, as amended and rested on June 24, 2022	Filed within this Form 10-Q
10.1	2022 Director Compensation Policy, as amended and restated June 24, 2022	Filed within this Form 10-Q
31.1	Certification of the president and chief executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed within this Form 10-Q
31.2	Certification of the chief financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed within this Form 10-Q
32.1	Certification of the president and chief executive officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed within this Form 10-Q
32.2	Certification of the chief financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed within this Form 10-Q
101.INS	XBRL Instance Document	The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document	Filed within this Form 10-Q
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	Filed within this Form 10-Q
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	Filed within this Form 10-Q
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	Filed within this Form 10-Q
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	Filed within this Form 10-Q
104	The cover page of the Bank’s Quarterly report on Form 10-Q, formatted in Inline XBRL	Included within the Exhibit 101 attachments

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date	FEDERAL HOME LOAN BANK OF BOSTON (Registrant)
August 11, 2022	By:	/s/	Timothy J. Barrett
Timothy J. Barrett President and Chief Executive Officer
August 11, 2022	By:	/s/	Frank Nitkiewicz
Frank Nitkiewicz Executive Vice President, Chief Operating Officer and Chief Financial Officer