Form 10-Q
period 2022-09-30
Federal Home Loan Bank of Boston
filed 2022-11-10
CIK 1331463

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
––––––––––––––––––––––––––––––––––––––––––––––––––––

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
OR
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

Shares outstanding as of October 31, 2022
Class B Stock, par value	$100	18,921,063

Federal Home Loan Bank of Boston
Form 10-Q

PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

FEDERAL HOME LOAN BANK OF BOSTON STATEMENTS OF CONDITION (dollars and shares in thousands, except par value) (unaudited)
	September 30, 2022	December 31, 2021
ASSETS
Cash and due from banks	$35,913	$204,993
Interest-bearing deposits	593,315	85,153
Securities purchased under agreements to resell	2,500,000	800,000
Federal funds sold	5,512,000	1,944,000
Investment securities:
Trading securities	1,101	501,867
Available-for-sale securities (amortized cost of $13,324,621 and $12,837,974 at September 30, 2022, and December 31, 2021, respectively)	13,036,558	12,895,987
Held-to-maturity securities (a)	105,810	145,492
Total investment securities	13,143,469	13,543,346
Advances	33,665,311	12,340,020
Mortgage loans held for portfolio, net of allowance for credit losses of $2,000 and $1,700 at September 30, 2022, and December 31, 2021, respectively	2,820,696	3,120,159
Accrued interest receivable	92,293	68,360
Derivative assets, net	457,083	378,532
Other assets	49,459	60,729
Total Assets	$58,869,539	$32,545,292
LIABILITIES
Deposits
Interest-bearing	$915,670	$833,007
Non-interest-bearing	22,881	51,025
Total deposits	938,551	884,032
Consolidated obligations (COs):
Bonds	32,818,095	26,613,032
Discount notes	21,684,635	2,275,320
Total consolidated obligations	54,502,730	28,888,352
Mandatorily redeemable capital stock	10,397	13,562
Accrued interest payable	122,396	60,968
Affordable Housing Program (AHP) payable	84,255	70,503
Derivative liabilities, net	34,386	38,944
Other liabilities	47,338	57,920
Total liabilities	55,740,053	30,014,281
Commitments and contingencies (Note 13)
CAPITAL
Capital stock – Class B – putable ($100 par value), 17,177 shares and 9,536 shares issued and outstanding at September 30, 2022, and December 31, 2021, respectively	1,717,748	953,638
Retained earnings:
Unrestricted	1,267,192	1,179,986
Restricted	388,621	368,420
Total retained earnings	1,655,813	1,548,406
Accumulated other comprehensive (loss) income	(244,075)	28,967
Total capital	3,129,486	2,531,011
Total Liabilities and Capital	$58,869,539	$32,545,292
_______________________________________
(a)   Fair values of held-to-maturity securities were $105,715 and $148,068 at September 30, 2022, and December 31, 2021, respectively.

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF BOSTON STATEMENTS OF OPERATIONS (dollars in thousands) (unaudited)
	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
INTEREST INCOME
Advances	$180,826	$40,864	$284,096	$133,646
Prepayment fees on advances, net	3	5,310	3,281	17,275
Interest-bearing deposits	9,138	13	11,667	107
Securities purchased under agreements to resell	11,683	68	20,963	360
Federal funds sold	28,694	672	36,266	1,768
Investment securities:
Trading securities	17	11,502	568	43,951
Available-for-sale securities	109,661	18,901	216,799	52,737
Held-to-maturity securities	864	598	2,143	1,997
Total investment securities	110,542	31,001	219,510	98,685
Mortgage loans held for portfolio	21,323	22,984	64,270	71,128
Other	34	—	34	—
Total interest income	362,243	100,912	640,087	322,969
INTEREST EXPENSE
Consolidated obligations:
Bonds	186,249	48,861	308,391	164,146
Discount notes	90,096	904	116,812	3,989
Total consolidated obligations	276,345	49,765	425,203	168,135
Deposits	2,144	23	2,492	73
Mandatorily redeemable capital stock	130	55	296	104
Other borrowings	4	4	317	13
Total interest expense	278,623	49,847	428,308	168,325
NET INTEREST INCOME	83,620	51,065	211,779	154,644
Provision for (reduction of) credit losses	500	(80)	301	(1,107)
NET INTEREST INCOME AFTER PROVISION FOR (REDUCTION OF) CREDIT LOSSES	83,120	51,145	211,478	155,751
OTHER INCOME (LOSS)
Service fees	3,862	2,574	10,357	7,954
Loss on early extinguishment of debt	—	(1,688)	(432)	(6,636)
Net gains (losses) on trading securities	120	(11,094)	(767)	(40,536)
Other, net	308	(245)	16	(102)
Total other income (loss)	4,290	(10,453)	9,174	(39,320)
OTHER EXPENSE
Compensation and benefits	11,438	10,374	33,450	31,073
Other operating expenses	5,962	5,923	18,630	17,787
Federal Housing Finance Agency (the FHFA)	1,015	957	3,118	2,871
Office of Finance	903	1,018	2,938	2,768
(Reduction of) AHP voluntary contribution	(2,329)	1,234	11,651	6,023
Other	3,732	2,824	7,674	7,498
Total other expense	20,721	22,330	77,461	68,020
INCOME BEFORE ASSESSMENTS	66,689	18,362	143,191	48,411
AHP assessments	6,682	1,842	14,349	4,852
NET INCOME	$60,007	$16,520	$128,842	$43,559

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF BOSTON STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (dollars in thousands) (unaudited)
	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
Net income	$60,007	$16,520	$128,842	$43,559
Other comprehensive (loss) income:
Net unrealized (losses) gains on available-for-sale securities	(54,042)	(17,961)	(346,076)	17,931
Net unrealized gains relating to hedging activities	26,613	10,125	73,746	4,150
Pension and postretirement benefits	(237)	795	(712)	2,384
Total other comprehensive (loss) income	(27,666)	(7,041)	(273,042)	24,465
Comprehensive income (loss)	$32,341	$9,479	$(144,200)	$68,024

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF BOSTON STATEMENTS OF CAPITAL THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022 and 2021 (dollars and shares in thousands) (unaudited)
	Capital Stock Class B – Putable		Retained Earnings			Accumulated Other Comprehensive (Loss) Income
	Shares	Par Value	Unrestricted	Restricted	Total		Total Capital
BALANCE, JUNE 30, 2021	10,811	$1,081,057	$1,147,279	$368,420	$1,515,699	$47,645	$2,644,401
Comprehensive income			16,520	—	16,520	(7,041)	9,479
Proceeds from issuance of capital stock	490	49,047					49,047
Repurchase of capital stock	(934)	(93,369)					(93,369)
Shares reclassified to mandatorily redeemable capital stock	(85)	(8,558)					(8,558)
Cash dividends on capital stock			(4,290)		(4,290)		(4,290)
BALANCE, SEPTEMBER 30, 2021	10,282	$1,028,177	$1,159,509	$368,420	$1,527,929	$40,604	$2,596,710

BALANCE, JUNE 30, 2022	15,572	$1,557,243	$1,230,558	$376,620	$1,607,178	$(216,409)	$2,948,012
Comprehensive income			48,006	12,001	60,007	(27,666)	32,341
Proceeds from issuance of capital stock	9,438	943,872					943,872
Repurchase of capital stock	(7,833)	(783,367)					(783,367)
Cash dividends on capital stock			(11,372)		(11,372)		(11,372)
BALANCE, SEPTEMBER 30, 2022	17,177	$1,717,748	$1,267,192	$388,621	$1,655,813	$(244,075)	$3,129,486

BALANCE, DECEMBER 31, 2020	12,672	$1,267,172	$1,130,222	$368,420	$1,498,642	$16,139	$2,781,953
Comprehensive income			43,559	—	43,559	24,465	68,024
Proceeds from issuance of capital stock	1,472	147,231					147,231
Repurchase of capital stock	(3,761)	(376,086)					(376,086)
Shares reclassified to mandatorily redeemable capital stock	(101)	(10,140)					(10,140)
Cash dividends on capital stock			(14,272)		(14,272)		(14,272)
BALANCE, SEPTEMBER 30, 2021	10,282	$1,028,177	$1,159,509	$368,420	$1,527,929	$40,604	$2,596,710

BALANCE, DECEMBER 31, 2021	9,536	$953,638	$1,179,986	$368,420	$1,548,406	$28,967	$2,531,011
Comprehensive income (loss)			108,641	20,201	128,842	(273,042)	(144,200)
Proceeds from issuance of capital stock	30,051	3,005,147					3,005,147
Repurchase of capital stock	(22,320)	(2,232,076)					(2,232,076)
Shares reclassified to mandatorily redeemable capital stock	(90)	(8,961)					(8,961)
Cash dividends on capital stock			(21,435)		(21,435)		(21,435)
BALANCE, SEPTEMBER 30, 2022	17,177	$1,717,748	$1,267,192	$388,621	$1,655,813	$(244,075)	$3,129,486

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF BOSTON STATEMENTS OF CASH FLOWS (dollars in thousands) (unaudited)
	For the Nine Months Ended September 30,
	2022	2021
OPERATING ACTIVITIES
Net income	$128,842	$43,559
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization (accretion)	(23,180)	(2,576)
Provision for (reduction of) credit losses	301	(1,107)
Net change in derivatives and hedging activities	1,562,144	169,079
Loss on early extinguishment of debt	432	6,636
Other adjustments, net	3,668	2,613
Net change in:
Market value of trading securities	767	40,536
Accrued interest receivable	(23,933)	13,112
Other assets	6,047	(3,547)
Accrued interest payable	61,428	(2,758)
Other liabilities	3,244	(9,085)
Total adjustments	1,590,918	212,903
Net cash provided by operating activities	1,719,760	256,462

INVESTING ACTIVITIES
Net change in:
Interest-bearing deposits	(1,777,302)	74,798
Securities purchased under agreements to resell	(1,700,000)	250,000
Federal funds sold	(3,568,000)	412,000
Trading securities:
Proceeds	500,000	1,804,692
Available-for-sale securities:
Proceeds	483,817	779,323
Purchases	(2,405,484)	(6,860,594)
Held-to-maturity securities:
Proceeds	40,930	43,635
Advances to members:
Repaid	271,274,645	30,610,885
Originated	(292,836,052)	(25,920,816)
Mortgage loans held for portfolio:
Proceeds	366,334	997,159
Purchases	(75,225)	(367,551)
Other investing activities, net	(266)	(477)
Net cash (used in) provided by investing activities	(29,696,603)	1,823,054

FEDERAL HOME LOAN BANK OF BOSTON STATEMENTS OF CASH FLOWS — (Continued) (dollars in thousands) (unaudited)
	For the Nine Months Ended September 30,
	2022	2021
FINANCING ACTIVITIES
Net change in deposits	54,519	(118,255)
Net payments on derivatives with a financing element	124,667	31,411
Net proceeds from issuance of consolidated obligations:
Discount notes	159,723,604	218,841,791
Bonds	16,290,656	16,287,784
Payments for maturing and retiring consolidated obligations:
Discount notes	(140,343,434)	(226,164,148)
Bonds	(8,781,601)	(12,383,048)
Bonds transferred to other FHLBanks	—	(173,984)
Payment of financing lease	(158)	(152)
Proceeds from issuance of capital stock	3,005,147	147,231
Payments for repurchase of capital stock	(2,232,076)	(376,086)
Payments for redemption of mandatorily redeemable capital stock	(12,126)	(2,532)
Cash dividends paid	(21,435)	(14,272)
Net cash provided by (used in) financing activities	27,807,763	(3,924,260)
Net decrease in cash and due from banks	(169,080)	(1,844,744)
Cash and due from banks at beginning of the period	204,993	2,050,028
Cash and due from banks at end of the period	$35,913	$205,284
Supplemental disclosures:
Interest paid	$338,038	$202,849
AHP payments	$10,960	$14,690
Noncash transfers of mortgage loans held for portfolio to other assets	$511	$368
Noncash net reduction to lease liability and right-of-use assets arising from lease modifications	$(552)	$—

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

Note 3 — Investments

Interest-Bearing Deposits, Securities Purchased under Agreements to Resell, and Federal Funds Sold

We invest in interest-bearing deposits, securities purchased under agreements to resell, and federal funds sold to provide short-term liquidity. These investments are generally transacted with counterparties that have received, or whose guarantors have received, a credit rating of triple-B or greater (investment grade) by a nationally recognized statistical rating organization (NRSRO), or the equivalent. At September 30, 2022, and December 31, 2021, none of these investments were made to counterparties or, if applicable, guaranteed by entities rated below single-A.

Securities purchased under agreements to resell are short-term and are structured such that they are evaluated daily to determine if the market value of the underlying securities decreases below the market value required as collateral (i.e. subject to collateral maintenance provisions). If so, the counterparty must place an amount of additional securities as collateral or remit an equivalent amount of cash sufficient to comply with collateral maintenance provisions, generally by the next business day. Based upon the collateral held as security and collateral maintenance provisions with our counterparties, we determined that no allowance for credit losses was needed for our securities purchased under agreements to resell at September 30, 2022, and December 31, 2021.

Federal funds sold are unsecured loans that are transacted on an overnight term or short-term basis. FHFA regulations include a limit on the amount of unsecured credit we may extend to a counterparty. All investments in interest-bearing deposits and federal funds sold outstanding as of September 30, 2022, and December 31, 2021, have been repaid according to the contractual terms. No allowance for credit losses was recorded for these assets at September 30, 2022, and December 31, 2021.

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

Trading Securities

Table 3.1 - Trading Securities by Major Security Type
(dollars in thousands)

	September 30, 2022	December 31, 2021
Corporate bonds	$1,101	$1,442
U.S. Treasury obligations	—	500,425
Total	$1,101	$501,867

Table 3.2 - Net Gains (Losses) on Trading Securities
(dollars in thousands)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
Net gains (losses) on trading securities held at period end	$120	$(9,841)	$(342)	$(25,811)
Net losses on trading securities sold or matured during the period	—	(1,253)	(425)	(14,725)
Net gains (losses) on trading securities	$120	$(11,094)	$(767)	$(40,536)

We do not participate in speculative trading practices and typically hold these investments over a longer time horizon.

Available-for-sale Securities

Table 3.3 - Available-for-Sale Securities by Major Security Type
(dollars in thousands)

	September 30, 2022
		Amounts Recorded in Accumulated Other Comprehensive Income
	Amortized Cost (1)	Unrealized Gains	Unrealized Losses	Fair Value
U.S. Treasury obligations	$5,687,053	$237	$(19,249)	$5,668,041
State housing-finance-agency obligations (HFA securities)	62,470	—	(2,030)	60,440
Supranational institutions	357,451	—	(7,069)	350,382
U.S. government-owned corporations	254,386	—	(22,335)	232,051
Government-sponsored enterprises (GSE)	104,813	—	(5,747)	99,066
	6,466,173	237	(56,430)	6,409,980
Mortgage-backed securities (MBS)
U.S. government guaranteed – single-family	19,157	—	(2,378)	16,779
U.S. government guaranteed – multifamily	534,608	—	(20,756)	513,852
GSE – single-family	870,757	502	(52,221)	819,038
GSE – multifamily	5,433,926	15,855	(172,872)	5,276,909
	6,858,448	16,357	(248,227)	6,626,578
Total	$13,324,621	$16,594	$(304,657)	$13,036,558

	December 31, 2021
		Amounts Recorded in Accumulated Other Comprehensive Income
	Amortized Cost (1)	Unrealized Gains	Unrealized Losses	Fair Value
U.S. Treasury obligations	$5,081,536	$3,380	$(370)	$5,084,546
HFA securities	63,330	2	(1,067)	62,265
Supranational institutions	409,337	96	(5,668)	403,765
U.S. government-owned corporations	325,567	—	(18,703)	306,864
GSE	130,143	—	(3,671)	126,472
	6,009,913	3,478	(29,479)	5,983,912
MBS
U.S. government guaranteed – single-family	21,435	100	—	21,535
U.S. government guaranteed – multifamily	541,238	219	(52)	541,405
GSE – single-family	1,093,890	9,945	(121)	1,103,714
GSE – multifamily	5,171,498	99,119	(25,196)	5,245,421
	6,828,061	109,383	(25,369)	6,912,075
Total	$12,837,974	$112,861	$(54,848)	$12,895,987
_______________________
(1)    Amortized cost of available-for-sale securities includes adjustments made to the cost basis of an investment for accretion, amortization, collection of cash, and fair-value hedge accounting adjustments. Amortized cost excludes accrued interest receivable of $32.3 million and $31.6 million at September 30, 2022, and December 31, 2021, respectively.

Table 3.4 - Available-for-Sale Securities in a Continuous Unrealized Loss Position
(dollars in thousands)

	September 30, 2022
	Continuous Unrealized Loss Less than 12 Months		Continuous Unrealized Loss 12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury obligations	$4,362,286	$(15,113)	$1,066,433	$(4,136)	$5,428,719	$(19,249)
HFA securities	11,330	(20)	49,110	(2,010)	60,440	(2,030)
Supranational institutions	12,954	(7)	337,428	(7,062)	350,382	(7,069)
U.S. government-owned corporations	—	—	232,051	(22,335)	232,051	(22,335)
GSE	—	—	99,066	(5,747)	99,066	(5,747)
	4,386,570	(15,140)	1,784,088	(41,290)	6,170,658	(56,430)

MBS
U.S. government guaranteed – single-family	16,779	(2,378)	—	—	16,779	(2,378)
U.S. government guaranteed – multifamily	513,852	(20,756)	—	—	513,852	(20,756)
GSE – single-family	693,365	(45,280)	79,223	(6,941)	772,588	(52,221)
GSE – multifamily	4,268,165	(127,444)	807,817	(45,428)	5,075,982	(172,872)
	5,492,161	(195,858)	887,040	(52,369)	6,379,201	(248,227)
Total	$9,878,731	$(210,998)	$2,671,128	$(93,659)	$12,549,859	$(304,657)

	December 31, 2021
	Continuous Unrealized Loss Less than 12 Months		Continuous Unrealized Loss 12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury obligations	$1,212,443	$(370)	$—	$—	$1,212,443	$(370)
HFA securities	—	—	50,053	(1,067)	50,053	(1,067)
Supranational institutions	—	—	389,180	(5,668)	389,180	(5,668)
U.S. government-owned corporations	—	—	306,864	(18,703)	306,864	(18,703)
GSE	—	—	126,472	(3,671)	126,472	(3,671)
	1,212,443	(370)	872,569	(29,109)	2,085,012	(29,479)
MBS
U.S. government guaranteed – multifamily	187,437	(52)	—	—	187,437	(52)
GSE – single-family	93,020	(121)	—	—	93,020	(121)
GSE – multifamily	1,507,051	(25,196)	—	—	1,507,051	(25,196)
	1,787,508	(25,369)	—	—	1,787,508	(25,369)
Total	$2,999,951	$(25,739)	$872,569	$(29,109)	$3,872,520	$(54,848)

Table 3.5 - Available-for-Sale Securities by Contractual Maturity
(dollars in thousands)

	September 30, 2022		December 31, 2021
Year of Maturity	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$27,000	$26,864	$27,000	$26,780
Due after one year through five years	3,953,052	3,932,478	1,898,894	1,898,308
Due after five years through 10 years	2,166,634	2,159,051	3,674,762	3,671,798
Due after 10 years	319,487	291,587	409,257	387,026
	6,466,173	6,409,980	6,009,913	5,983,912
MBS (1)	6,858,448	6,626,578	6,828,061	6,912,075
Total	$13,324,621	$13,036,558	$12,837,974	$12,895,987
_______________________
(1)    MBS are not presented by contractual maturity because their expected maturities will likely differ from contractual maturities because borrowers of the underlying loans may have the right to call or prepay obligations with or without call or prepayment fees.

Held-to-Maturity Securities

Table 3.6 - Held-to-Maturity Securities by Major Security Type
(dollars in thousands)

	September 30, 2022
	Amortized Cost(1)	Gross Unrecognized Holding Gains	Gross Unrecognized Holding Losses	Fair Value
MBS
U.S. government guaranteed – single-family	$3,752	$42	$—	$3,794
GSE – single-family	102,058	675	(812)	101,921
Total	$105,810	$717	$(812)	$105,715

	December 31, 2021
	Amortized Cost(1)	Gross Unrecognized Holding Gains	Gross Unrecognized Holding Losses	Fair Value
MBS
U.S. government guaranteed – single-family	$4,320	$88	$—	$4,408
GSE – single-family	141,172	2,605	(117)	143,660
Total	$145,492	$2,693	$(117)	$148,068
_______________________
(1)    Amortized cost of held-to-maturity securities includes adjustments made to the cost basis of an investment for accretion, amortization, and collection of cash. Amortized cost excludes accrued interest receivable of $277 thousand and $200 thousand at September 30, 2022, and December 31, 2021, respectively.

Gains and Losses on Sales. We compute gains and losses on sales of investment securities using the specific identification method and include these gains and losses in other income (loss). There were no sales of investment securities during the three months ended September 30, 2022 and 2021. The following table summarizes the proceeds from sale and gains and losses on sales of securities for the nine months ended September 30, 2022 and 2021.

Table 3.7 - Proceeds and Gains (Losses) from Sales of Investment Securities

(dollars in thousands)

	For the Nine Months Ended September 30,
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

Allowance for Credit Losses on Available-for-Sale Securities and Held-to-Maturity Securities

We evaluate available-for-sale and held-to-maturity investment securities for credit losses on a quarterly basis. Our available-for-sale and held-to-maturity securities are principally debt securities of GSE or U.S. government-owned corporations, supranational institutions, and state or local housing finance agency obligations, and MBS issued by Government National Mortgage Association (Ginnie Mae), Federal Home Loan Mortgage Corporation (Freddie Mac), and Federal National Mortgage Association (Fannie Mae) that are backed by single-family or multifamily mortgage loans. We only purchase investment-grade securities. At September 30, 2022, and December 31, 2021, all available-for-sale securities and held-to-maturity securities were rated single-A, or above, by an NRSRO, based on the lowest long-term credit rating for each security.

We evaluate individual available-for-sale securities for impairment by comparing the security’s fair value to its amortized cost. Impairment may exist when the fair value of the investment is less than its amortized cost (i.e. in an unrealized loss position). At September 30, 2022, certain available-for-sale securities were in an unrealized loss position. These losses are considered temporary as we expect to recover the entire amortized cost basis on these available-for-sale investment securities and we neither intend to sell these securities nor do we consider it more likely than not that we will be required to sell these securities before the anticipated recovery of each security's remaining amortized cost basis. Further, we have not experienced any payment defaults on the instruments. Based on our assessment of the creditworthiness of the issuers or guarantors, no allowance for credit losses was recorded on available-for-sale securities at September 30, 2022, and December 31, 2021.

We evaluate held-to-maturity securities for impairment on a collective or pooled basis unless an individual assessment is deemed necessary because the securities do not possess similar risk characteristics. We have not experienced and do not anticipate any payment defaults on these securities. Based on our assessment of the creditworthiness of the issuers or guarantors, no allowance for credit losses was recorded on held-to-maturity securities at September 30, 2022, and December 31, 2021.

Note 4 — Advances

General Terms. At September 30, 2022, and December 31, 2021, we had advances outstanding with interest rates ranging from 0.00 percent to 6.23 percent and 0.00 percent to 7.72 percent, respectively.

Table 4.1 - Advances Outstanding by Year of Contractual Maturity
(dollars in thousands)

	September 30, 2022		December 31, 2021
	Amount	Weighted Average Rate	Amount	Weighted Average Rate
Overdrawn demand-deposit accounts	$150	3.35%	$64	0.60%
Due in one year or less	17,785,911	2.98	5,064,776	0.76
Due after one year through two years	10,280,164	3.02	1,354,297	2.26
Due after two years through three years	1,619,691	1.54	1,541,076	1.64
Due after three years through four years	857,095	2.26	2,173,238	1.43
Due after four years through five years	1,466,129	2.72	1,310,971	1.07
Due after five years through 15 years	1,862,146	2.21	871,692	2.11
Thereafter	37,523	1.38	31,591	1.33
Total par value	33,908,809	2.85%	12,347,705	1.28%
Discounts	(34,220)		(34,926)
Fair value of bifurcated derivatives (1)	(32)		11,890
Hedging adjustments	(209,246)		15,351
Total (2)	$33,665,311		$12,340,020
_________________________
(1)    At September 30, 2022, and December 31, 2021, we had certain advances with embedded features that met the requirements to be separated from the host contract and designated as stand-alone derivatives.
(2)    Excludes accrued interest receivable of $43.2 million and $16.3 million at September 30, 2022, and December 31, 2021, respectively.

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

Table 4.2 - Advances Outstanding by Year of Contractual Maturity or Next Call Date
(dollars in thousands)

	September 30, 2022	December 31, 2021
Overdrawn demand-deposit accounts	$150	$64
Due in one year or less	27,447,206	6,116,251
Due after one year through two years	1,432,889	1,354,297
Due after two years through three years	1,572,191	1,249,001
Due after three years through four years	792,495	2,106,238
Due after four years through five years	768,809	632,271
Due after five years through 15 years	1,857,546	857,992
Thereafter	37,523	31,591
Total par value	$33,908,809	$12,347,705

We currently hold putable advances that provide us with the right to require repayment prior to maturity of the advance (and thereby extinguish the advance) on predetermined exercise dates (put dates). Generally, we would exercise the put options when interest rates increase relative to contractual rates.

Table 4.3 - Advances Outstanding by Year of Contractual Maturity or Next Put Date
(dollars in thousands)

	September 30, 2022	December 31, 2021
Overdrawn demand-deposit accounts	$150	$64
Due in one year or less	18,438,911	6,088,201
Due after one year through two years	10,361,164	908,797
Due after two years through three years	1,622,191	1,497,076
Due after three years through four years	777,095	1,709,313
Due after four years through five years	1,238,629	1,277,471
Due after five years through 15 years	1,433,146	835,192
Thereafter	37,523	31,591
Total par value	$33,908,809	$12,347,705

Table 4.4 - Advances by Current Interest Rate Terms
(dollars in thousands)

	September 30, 2022	December 31, 2021
Fixed-rate	$22,881,594	$9,998,766
Variable-rate	11,027,215	2,348,939
Total par value	$33,908,809	$12,347,705

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

Using a risk-based approach and taking into consideration each borrower's financial strength, we consider the types and level of collateral to be the primary indicator of credit quality on our credit products. At September 30, 2022, and December 31, 2021, we had rights to collateral, on a borrower-by-borrower basis, with an estimated value in excess of our outstanding extensions of credit.

We continue to evaluate and make changes to our collateral guidelines based on market conditions. At September 30, 2022, and December 31, 2021, none of our advances were past due, on nonaccrual status, or considered impaired. In addition, there were no troubled debt restructurings related to advances during the nine months ended September 30, 2022 and 2021.

Based upon the collateral held as security, our credit extension and collateral policies, management's credit analysis, and the repayment history on advances, we have not recorded any allowance for credit losses on our advances at September 30, 2022, and December 31, 2021.

Prepayment Fees.

Table 4.5 - Advances Prepayment Fees
(dollars in thousands)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
Prepayment fees received from borrowers	$3	$6,370	$1,698	$20,515
Hedging fair-value adjustments on prepaid advances	—	(1,172)	1,280	(2,108)
Net discounts (premiums) associated with prepaid advances	—	112	303	(1,132)
Advance prepayment fees recognized in income, net	$3	$5,310	$3,281	$17,275

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

Table 5.1 - Mortgage Loans Held for Portfolio
(dollars in thousands)

	September 30, 2022	December 31, 2021
Real estate
Fixed-rate 15-year single-family mortgages	$235,715	$278,393
Fixed-rate 20- and 30-year single-family mortgages	2,545,699	2,793,682
Premiums	41,641	48,043
Discounts	(1,666)	(671)
Deferred derivative gains, net	1,307	2,412
Total mortgage loans held for portfolio(1)	2,822,696	3,121,859
Less: allowance for credit losses	(2,000)	(1,700)
Total mortgage loans, net of allowance for credit losses	$2,820,696	$3,120,159
________________________
(1)    Excludes accrued interest receivable of $14.4 million and $15.7 million at September 30, 2022, and December 31, 2021, respectively.

Table 5.2 - Mortgage Loans Held for Portfolio by Collateral/Guarantee Type
(dollars in thousands)

	September 30, 2022	December 31, 2021
Conventional mortgage loans	$2,613,201	$2,880,354
Government mortgage loans	168,213	191,721
Total par value	$2,781,414	$3,072,075

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

Payment Status of Mortgage Loans. Payment status is a key credit quality indicator for conventional mortgage loans and allows us to monitor borrower performance. A past due loan is one where the borrower has failed to make a full payment of principal and interest within 30 days of its due date. Other delinquency statistics include nonaccrual loans and loans in process of foreclosure. Tables 5.3 and 5.4 present the payment status for conventional mortgage loans and other delinquency statistics for all mortgage loans at September 30, 2022, and December 31, 2021.

Table 5.3 - Credit Quality Indicator for Conventional Mortgage Loans
(dollars in thousands)

	September 30, 2022
	Year of Origination
Payment Status at Amortized Cost(1)	Prior to 2018	2018 to 2022	Total
Past due 30-59 days delinquent	$7,912	$6,133	$14,045
Past due 60-89 days delinquent	2,230	1,973	4,203
Past due 90 days or more delinquent	8,347	5,495	13,842
Total past due	18,489	13,601	32,090
Total current loans	1,202,618	1,416,597	2,619,215
Total conventional mortgage loans	$1,221,107	$1,430,198	$2,651,305

	December 31, 2021
	Year of Origination
Payment Status at Amortized Cost(1)	Prior to 2017	2017 to 2021	Total
Past due 30-59 days delinquent	$7,719	$8,053	$15,772
Past due 60-89 days delinquent	3,312	2,660	5,972
Past due 90 days or more delinquent	11,932	9,196	21,128
Total past due	22,963	19,909	42,872
Total current loans	1,153,115	1,730,438	2,883,553
Total conventional mortgage loans	$1,176,078	$1,750,347	$2,926,425
_________________________
(1)    Amortized cost excludes accrued interest receivable.

Table 5.4 - Other Delinquency Statistics of Mortgage Loans
(dollars in thousands)

	September 30, 2022
	Amortized Cost in Conventional Mortgage Loans	Amortized Cost in Government Mortgage Loans	Total
In process of foreclosure (1)	$2,424	$1,159	$3,583
Serious delinquency rate (2)	0.53%	1.39%	0.58%
Past due 90 days or more still accruing interest	$—	$2,273	$2,273
Loans on nonaccrual status (3)	$13,955	$—	$13,955

	December 31, 2021
	Amortized Cost in Conventional Mortgage Loans	Amortized Cost in Government Mortgage Loans	Total
In process of foreclosure (1)	$786	$935	$1,721
Serious delinquency rate (2)	0.74%	2.24%	0.83%
Past due 90 days or more still accruing interest	$—	$4,383	$4,383
Loans on nonaccrual status (3)	$21,529	$—	$21,529
_______________________
(1)    Includes loans where the decision of foreclosure or a similar alternative such as the pursuit of a deed-in-lieu of foreclosure has been reported.
(2)    Loans that are 90 days or more past due or in the process of foreclosure expressed as a percentage of the recorded investment in the total loan portfolio class.
(3)    As of September 30, 2022, and December 31, 2021, $7.1 million and $11.8 million, respectively, of conventional mortgage loans on nonaccrual status did not have an associated allowance for credit losses because these loans were either charged off or the fair value of the underlying collateral, including any credit enhancements, is greater than the amortized cost of the loans.

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

Table 5.5 presents a roll forward of the allowance for credit losses on conventional mortgage loans for the three and nine months ended September 30, 2022, and 2021.

Table 5.5 - Allowance for Credit Losses on Conventional Mortgage Loans
(dollars in thousands)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
Allowance for credit losses (1)
Balance, beginning of period	$1,500	$2,125	$1,700	$3,100
Recoveries (charge-offs)	—	10	(1)	62
Provision for (reduction of) credit losses	500	(80)	301	(1,107)
Balance, end of period	$2,000	$2,055	$2,000	$2,055
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

The servicer provides and maintains insurance or a guarantee from the applicable government agency. The servicer is responsible for compliance with all government agency requirements and for obtaining the benefit of the applicable insurance or guaranty with respect to defaulted government-guaranteed mortgage loans. Any losses incurred on these loans that are not recovered from the insurer or guarantor are absorbed by the related servicer. Therefore, we only have credit risk for these loans if the servicer fails to pay for losses not covered by insurance or guarantees, but in such instances, we have recourse against the servicer for such failure. Due to government guarantees or insurance on our government loans, there is no allowance for credit losses for the government mortgage loan portfolio as of September 30, 2022, and December 31, 2021. Additionally, government mortgage loans are not placed on nonaccrual status due to the government guarantee or insurance on these loans and the contractual obligation of the loan servicers to repurchase their related loans when certain criteria are met.

Note 6 — Derivatives and Hedging Activities

Table 6.1 - Fair Value of Derivative Instruments
(dollars in thousands)

	September 30, 2022			December 31, 2021
	Notional Amount of Derivatives	Derivative Assets	Derivative Liabilities	Notional Amount of Derivatives	Derivative Assets	Derivative Liabilities
Derivatives designated as hedging instruments
Interest-rate swaps	$38,002,519	$63,758	$(1,428,846)	$26,589,956	$362	$(163,457)
Forward-start interest-rate swaps	1,391,000	2,814	—	1,391,000	48	(428)
Total derivatives designated as hedging instruments	39,393,519	66,572	(1,428,846)	27,980,956	410	(163,885)

Derivatives not designated as hedging instruments
Interest-rate swaps	330,000	198	(442)	900,425	3,440	(13,663)
CO bond firm commitments	65,000	195	—	55,000	54	(30)
Mortgage-delivery commitments (1)	4,421	54	(5)	3,164	68	—
Total derivatives not designated as hedging instruments	399,421	447	(447)	958,589	3,562	(13,693)
Total notional amount of derivatives	$39,792,940			$28,939,545
Total derivatives before netting and collateral adjustments		67,019	(1,429,293)		3,972	(177,578)
Netting adjustments and cash collateral, including related accrued interest (2)		390,064	1,394,907		374,560	138,634
Derivative assets and derivative liabilities		$457,083	$(34,386)		$378,532	$(38,944)
_______________________
(1)    Mortgage-delivery commitments are classified as derivatives with changes in fair value recorded in other income.
(2)    Amounts represent the effect of master-netting agreements intended to allow us to settle positive and negative positions with the same counterparty. Cash collateral posted, including accrued interest, was $1.8 billion and $513.2 million at September 30, 2022, and December 31, 2021, respectively. The change in cash collateral posted is included in the net change in interest-bearing deposits in the statement of cash flows.

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

Table 6.2 - Net Gains (Losses) on Fair Value Hedging Relationships
(dollars in thousands)

	For the Three Months Ended September 30, 2022
	Advances	Available-for-sale Securities	CO Bonds
Total interest income (expense) in the statements of operations	$180,826	$109,661	$(186,249)

Gains (losses) on hedging relationships
Changes in fair value:
Derivatives	$82,864	$526,136	$(479,252)
Hedged items	(81,413)	(513,340)	479,788
Net changes in fair value before price alignment interest	1,451	12,796	536
Price alignment interest(1)	(550)	(2,913)	111
Net interest settlements on derivatives(2)(3)	4,973	22,216	(40,221)
Net gains (losses) on qualifying hedging relationships	5,874	32,099	(39,574)
Amortization/accretion of discontinued hedging relationships	(302)	—	514
Net gains (losses) on derivatives and hedging activities recorded in net interest income	$5,572	$32,099	$(39,060)

	For the Three Months Ended September 30, 2021
	Advances	Available-for-sale Securities	CO Bonds
Total interest income (expense) in the statements of operations	$40,864	$18,901	$(48,861)

Gains (losses) on hedging relationships
Changes in fair value:
Derivatives	$13,855	$68,669	$(24,570)
Hedged items	(13,691)	(65,848)	24,739
Net changes in fair value before price alignment interest	164	2,821	169
Price alignment interest(1)	3	11	(1)
Net interest settlements on derivatives(2)(3)	(15,531)	(32,980)	20,442
Net (losses) gains on qualifying hedging relationships	(15,364)	(30,148)	20,610
Amortization/accretion of discontinued hedging relationships	(363)	—	606
Net (losses) gains on derivatives and hedging activities recorded in net interest income	$(15,727)	$(30,148)	$21,216

	For the Nine Months Ended September 30, 2022
	Advances	Available-for-sale Securities	CO Bonds
Total interest income (expense) in the statements of operations	$284,096	$216,799	$(308,391)

Gains (losses) on hedging relationships
Changes in fair value:
Derivatives	$227,105	$1,513,804	$(1,286,773)
Hedged items	(223,398)	(1,470,385)	1,288,014
Net changes in fair value before price alignment interest	3,707	43,419	1,241
Price alignment interest(1)	(757)	(3,913)	144
Net interest settlements on derivatives(2)(3)	(10,158)	(36,431)	1,619
Net (losses) gains on qualifying hedging relationships	(7,208)	3,075	3,004
Amortization/accretion of discontinued hedging relationships	(838)	—	1,526
Net (losses) gains on derivatives and hedging activities recorded in net interest income	$(8,046)	$3,075	$4,530

	For the Nine Months Ended September 30, 2021
	Advances	Available-for-sale Securities	CO Bonds
Total interest income (expense) in the statements of operations	$133,646	$52,737	$(164,146)

Gains (losses) on hedging relationships
Changes in fair value:
Derivatives	$54,752	$196,187	$(92,427)
Hedged items	(53,831)	(189,916)	92,898
Net changes in fair value before price alignment interest	921	6,271	471
Price alignment interest(1)	19	76	(4)
Net interest settlements on derivatives(2)(3)	(47,398)	(84,764)	43,912
Net (losses) gains on qualifying hedging relationships	(46,458)	(78,417)	44,379
Amortization/accretion of discontinued hedging relationships	(1,767)	—	2,267
Net (losses) gains on derivatives and hedging activities recorded in net interest income	$(48,225)	$(78,417)	$46,646
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

Tables 6.3 presents the net gains (losses) on qualifying cash flow hedging relationships.

Table 6.3 - Net Gains (Losses) on Cash Flow Hedging Relationships
(dollars in thousands)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
Forward-start interest rate swaps - CO Bonds
Losses reclassified from accumulated other comprehensive loss into interest expense	$(1,390)	$(1,453)	$(4,283)	$(4,516)
Gains (losses) recognized in other comprehensive income	25,223	8,672	69,463	(366)

For the three months ended September 30, 2022 and 2021, there were no reclassifications from accumulated other comprehensive (loss) income into earnings as a result of the discontinuance of cash-flow hedges because the original forecasted transactions were not expected to occur by the end of the originally specified time period or within a two-month period thereafter. As of September 30, 2022, the maximum length of time over which we are hedging our exposure to the variability in future cash flows for forecasted transactions is nine years.

As of September 30, 2022, the amount of deferred net losses on derivatives accumulated in other comprehensive loss related to cash flow hedges expected to be reclassified to earnings during the next 12 months is $4.6 million.

Table 6.4 - Cumulative Basis Adjustments for Fair-Value Hedges
(dollars in thousands)

	September 30, 2022
Line Item in Statement of Condition	Amortized Cost of Hedged Asset/ Liability(1)	Basis Adjustments for Active Hedging Relationships Included in Amortized Cost	Basis Adjustments for Discontinued Hedging Relationships Included in Amortized Cost	Cumulative Amount of Fair Value Hedging Basis Adjustments
Advances	$3,013,367	$(216,920)	$7,674	$(209,246)
Available-for-sale securities	11,207,666	(1,265,593)	—	(1,265,593)
Consolidated obligation bonds	20,704,176	(1,463,643)	30,069	(1,433,574)
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

Table 6.5 - Impact of Variation Margin for Cleared Derivatives on the Statement of Cash Flows
(dollars in thousands)

	Increase on Cash Flow Statement
	For the Nine Months Ended September 30,
	2022	2021
Operating activity - net change in derivatives and hedging activities	$1,624,505	$174,277
Financing activity - net payments on derivatives with a financing element	155,612	48,397
Total variation margin received on cleared derivatives	$1,780,117	$222,674

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

Certain of our uncleared derivatives master-netting agreements contain provisions that require us to post additional collateral with our uncleared derivatives counterparties if our credit ratings are lowered. Under the terms that govern such agreements, if our credit rating is lowered by Moody's or S&P to a certain level, we are required to deliver additional collateral on uncleared derivatives. In the event of a split between such credit ratings, the lower rating governs. The aggregate fair value of all uncleared derivatives with these provisions that were in a net-liability position (before cash collateral and related accrued interest) at September 30, 2022, was $1.4 billion for which we had delivered collateral with a post-haircut value of $1.4 billion in accordance with the terms of the master-netting agreements. Securities collateral is subject to valuation haircuts in accordance with the terms of the master-netting arrangements.

Table 6.6 sets forth the post-haircut value of incremental collateral that certain uncleared derivatives counterparties could have required us to deliver based on incremental credit rating downgrades at September 30, 2022.

Table 6.6 - Post Haircut Value of Incremental Collateral to be Delivered as of September 30, 2022
(dollars in thousands)

Ratings Downgrade (1)
From	To	Incremental Collateral
AA+	AA or AA-	$—
AA-	A+, A or A-	—
A-	below A-	76,023
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

For cleared derivatives, the DCO determines initial margin requirements. Our clearing members, which are CFTC-registered futures commission merchants, may require us to post margin in excess of DCO requirements based on our credit or other considerations, including, but not limited to, credit rating downgrades. We were not required to post any such excess margin by our clearing members based on credit or any other considerations at September 30, 2022.

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

Table 6.7 presents separately the fair value of derivatives that are subject to netting due to a legal right of offset based on the terms of our master netting arrangements or similar agreements as of September 30, 2022, and December 31, 2021, and the fair value of derivatives that are not subject to such netting. Derivatives subject to netting include any related cash collateral received from or pledged to counterparties.

Table 6.7 - Netting of Derivative Assets and Derivative Liabilities
(dollars in thousands)

	September 30, 2022
	Derivative Instruments Meeting Netting Requirements
	Gross Recognized Amount	Gross Amounts of Netting Adjustments (1)	Derivative Instruments Not Meeting Netting Requirements	Total Derivative Assets and Total Derivative Liabilities	Non-cash Collateral (Received) or Pledged Not Offset	Net Amount
Derivative Assets
Interest-rate swaps
Uncleared	$22,159	$(22,159)		$—	$—	$—
Cleared	44,611	412,223		456,834	—	456,834
CO bond firm commitments			$195	195		195
Mortgage delivery commitments			54	54		54
Total				$457,083		$457,083

Derivative Liabilities
Interest-rate swaps
Uncleared	$(1,428,696)	$1,394,315		$(34,381)	$—	$(34,381)
Cleared	(592)	592		—	—	—
Mortgage delivery commitments			$(5)	(5)		(5)
Total				$(34,386)		$(34,386)

	December 31, 2021
	Derivative Instruments Meeting Netting Requirements
	Gross Recognized Amount	Gross Amounts of Netting Adjustments (1)	Derivative Instruments Not Meeting Netting Requirements	Total Derivative Assets and Total Derivative Liabilities	Non-cash Collateral (Received) or Pledged Not Offset(2)	Net Amount
Derivative Assets
Interest-rate swaps
Uncleared	$327	$(103)		$224	$—	$224
Cleared	3,523	374,663		378,186	—	378,186
CO bond firm commitments			$54	54		54
Mortgage delivery commitment			68	68		68
Total				$378,532		$378,532

Derivative Liabilities
Interest-rate swaps
Uncleared	$(171,374)	$132,460		$(38,914)	$28,374	$(10,540)
Cleared	(6,175)	6,175		—	—	—
CO bond firm commitments			$(30)	(30)		(30)
Total				$(38,944)		$(10,570)
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

Table 7.1 - Deposits
(dollars in thousands)

	September 30, 2022	December 31, 2021
Interest-bearing
Demand and overnight	$914,461	$831,009
Other	1,209	1,998
Noninterest-bearing
Other	22,881	51,025
Total deposits	$938,551	$884,032

Note 8 — Consolidated Obligations

CO Bonds. CO bonds for which we have received issuance proceeds and are primarily liable were as follows:

Table 8.1 - CO Bonds Outstanding by Contractual Maturity
(dollars in thousands)

	September 30, 2022		December 31, 2021
	Amount	Weighted Average Rate (1)	Amount	Weighted Average Rate (1)
Due in one year or less	$12,513,010	2.48%	$6,919,220	0.79%
Due after one year through two years	4,339,085	1.87	3,069,155	1.18
Due after two years through three years	5,060,970	1.28	3,514,735	1.09
Due after three years through four years	5,554,450	1.00	3,029,600	0.88
Due after four years through five years	2,709,750	1.63	5,735,605	0.91
Thereafter	4,056,865	2.06	4,456,865	1.91
Total par value	34,234,130	1.87%	26,725,180	1.10%
Premiums	26,007		40,251
Discounts	(8,468)		(9,011)
Hedging adjustments	(1,433,574)		(143,388)
Total	$32,818,095		$26,613,032
_______________________
(1)    The CO bonds' weighted-average rate excludes concession fees.

Table 8.2 - CO Bonds Outstanding by Call Feature
(dollars in thousands)

	September 30, 2022	December 31, 2021
Noncallable and nonputable	$13,963,380	$13,924,180
Callable	20,270,750	12,801,000
Total par value	$34,234,130	$26,725,180

Table 8.3 - CO Bonds Outstanding by Contractual Maturity or Next Call Date
(dollars in thousands)

	September 30, 2022	December 31, 2021
Due in one year or less	$27,917,010	$19,150,220
Due after one year through two years	1,900,085	3,461,155
Due after two years through three years	1,884,970	1,044,735
Due after three years through four years	1,283,450	1,544,600
Due after four years through five years	268,750	539,605
Thereafter	979,865	984,865
Total par value	$34,234,130	$26,725,180

Table 8.4 - CO Bonds by Interest Rate-Payment Type
(dollars in thousands)

	September 30, 2022	December 31, 2021
Fixed-rate	$23,060,380	$17,707,180
Step-up (1)	5,858,750	4,215,000
Simple variable-rate	5,315,000	4,803,000
Total par value	$34,234,130	$26,725,180
_______________________
(1)    Step-up bonds pay interest at increasing fixed rates for specified intervals over the life of the CO bond and can be called at our option on the step-up dates.

CO Discount Notes. Outstanding CO discount notes for which we were primarily liable, all of which are due within one year, were as follows:

Table 8.5 - CO Discount Notes Outstanding
(dollars in thousands)

	Book Value	Par Value	Weighted Average Rate (1)
September 30, 2022	$21,684,635	$21,737,278	2.85%
December 31, 2021	$2,275,320	$2,275,519	0.05%
_______________________
(1)    CO discount notes' weighted-average rate represents a yield to maturity excluding concession fees.

Note 9 — Affordable Housing Program

Table 9.1 - AHP Liability
(dollars in thousands)

	For the Nine Months Ended	For the Year Ended
	September 30, 2022	December 31, 2021
Balance at beginning of year	$70,503	$78,640
AHP expense for the period	14,349	7,739
AHP voluntary contribution	11,651	4,761
AHP direct grant disbursements	(10,960)	(17,980)
AHP subsidy for AHP advance disbursements	(2,239)	(5,806)
Return of previously disbursed grants and subsidies	951	3,149
Balance at end of period	$84,255	$70,503

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

Table 10.1 - Regulatory Capital Requirements
(dollars in thousands)

Risk-Based Capital Requirements	September 30, 2022	December 31, 2021

Permanent capital
Class B capital stock	$1,717,748	$953,638
Mandatorily redeemable capital stock	10,397	13,562
Retained earnings	1,655,813	1,548,406
Total permanent capital	$3,383,958	$2,515,606
Risk-based capital requirement
Credit-risk capital	$132,264	$84,301
Market-risk capital	232,001	213,467
Operations-risk capital	109,280	89,330
Total risk-based capital requirement	$473,545	$387,098
Permanent capital in excess of risk-based capital requirement	$2,910,413	$2,128,508

	September 30, 2022		December 31, 2021
	Required	Actual	Required	Actual
Capital Ratio
Risk-based capital	$473,545	$3,383,958	$387,098	$2,515,606
Total regulatory capital	2,354,782	3,383,958	1,301,812	2,515,606
Total capital-to-asset ratio	4.0%	5.7%	4.0%	7.7%

Leverage Ratio
Leverage capital	$2,943,477	$5,075,937	$1,627,265	$3,773,409
Leverage capital-to-assets ratio	5.0%	8.6%	5.0%	11.6%

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

Restricted Retained Earnings. At September 30, 2022, our total required balance to the restricted retained earnings account was $530.7 million compared with our total balance of $388.6 million. During the nine months ended September 30, 2022, we contributed $20.2 million of our net income to restricted retained earnings. Restricted retained earnings are not available to pay dividends.
Note 11 — Accumulated Other Comprehensive Income (Loss)

Table 11.1 - Accumulated Other Comprehensive Income (Loss)
(dollars in thousands)

	Net Unrealized Gain (Loss) on Available-for-sale Securities	Net Unrealized (Loss) Gain Relating to Hedging Activities	Pension and Postretirement Benefits	Total
Balance, June 30, 2021	$84,460	$(30,340)	$(6,475)	$47,645
Other comprehensive (loss) income before reclassifications:
Net unrealized (losses) gains	(17,961)	8,672	—	(9,289)
Net actuarial gain	—	—	646	646
Reclassifications from other comprehensive income to net income
Amortization - hedging activities (1)	—	1,453	—	1,453
Amortization - pension and postretirement benefits (2)	—	—	149	149
Other comprehensive (loss) income	(17,961)	10,125	795	(7,041)
Balance September 30, 2021	$66,499	$(20,215)	$(5,680)	$40,604

Balance, June 30, 2022	$(234,021)	$20,842	$(3,230)	$(216,409)
Other comprehensive (loss) income before reclassifications:
Net unrealized (losses) gains	(54,042)	25,223	—	(28,819)
Net actuarial loss	—	—	(343)	(343)
Reclassifications from other comprehensive income to net income
Amortization - hedging activities (1)	—	1,390	—	1,390
Amortization - pension and postretirement benefits (2)	—	—	106	106
Other comprehensive (loss) income	(54,042)	26,613	(237)	(27,666)
Balance, September 30, 2022	$(288,063)	$47,455	$(3,467)	$(244,075)

	Net Unrealized Gain (Loss) on Available-for-sale Securities	Net Unrealized (Loss) Gain Relating to Hedging Activities	Pension and Postretirement Benefits	Total
Balance, December 31, 2020	$48,568	$(24,365)	$(8,064)	$16,139
Other comprehensive income (loss) before reclassifications:
Net unrealized gains (losses)	17,931	(366)	—	17,565
Net actuarial gain	—	—	1,938	1,938
Reclassifications from other comprehensive income to net income
Amortization - hedging activities (1)	—	4,516	—	4,516
Amortization - pension and postretirement benefits (2)	—	—	446	446
Other comprehensive income (loss)	17,931	4,150	2,384	24,465
Balance September 30, 2021	$66,499	$(20,215)	$(5,680)	$40,604

Balance, December 31, 2021	$58,013	$(26,291)	$(2,755)	$28,967
Other comprehensive (loss) income before reclassifications:
Net unrealized (losses) gains	(346,078)	69,463	—	(276,615)
Net actuarial loss	—	—	(1,028)	(1,028)
Reclassifications from other comprehensive income to net income
Amortization - hedging activities (1)	—	4,283	—	4,283
Amortization - pension and postretirement benefits (2)	—	—	316	316
Reclassification of realized net loss included in net income (3)	2	—	—	2
Other comprehensive (loss) income	(346,076)	73,746	(712)	(273,042)
Balance, September 30, 2022	$(288,063)	$47,455	$(3,467)	$(244,075)
_______________________

(1)    Recorded in CO bond interest expense.
(2)    Recorded in other expenses in the statement of operations.
(3)    Recorded in other, net in the statement of operations.

Note 12 — Fair Values

A fair-value hierarchy is used to prioritize the inputs of valuation techniques used to measure fair value. A description of the application of the fair-value hierarchy, valuation techniques, and significant inputs is disclosed in Part II — Item 8 — Financial Statements and Supplementary Data — Note 15 — Fair Values in the 2021 Annual Report. There have been no material changes in the fair-value hierarchy classification of financial assets and liabilities, valuation techniques, or significant inputs during the nine months ended September 30, 2022.

Table 12.1 presents the carrying value, fair value, and fair value hierarchy of our financial assets and liabilities at September 30, 2022, and December 31, 2021. We record trading securities, available-for-sale securities, derivative assets, derivative liabilities, and certain other assets at fair value on a recurring basis and certain mortgage loans, and certain other assets at fair value on a non-recurring basis. We record all other financial assets and liabilities at amortized cost. Refer to Table 12.2 for further details about the financial assets and liabilities held at fair value on either a recurring or non-recurring basis.

Table 12.1 - Fair Value Summary
(dollars in thousands)

	September 30, 2022
	Carrying Value	Total Fair Value	Level 1	Level 2	Level 3	Netting Adjustments and Cash Collateral(2)
Financial instruments
Assets:
Cash and due from banks	$35,913	$35,913	$35,913	$—	$—	$—
Interest-bearing deposits	593,315	593,315	593,315	—	—	—
Securities purchased under agreements to resell	2,500,000	2,499,985	—	2,499,985	—	—
Federal funds sold	5,512,000	5,511,980	—	5,511,980	—	—
Trading securities(1)	1,101	1,101	—	1,101	—	—
Available-for-sale securities(1)	13,036,558	13,036,558	—	12,976,118	60,440	—
Held-to-maturity securities	105,810	105,715	—	105,715	—	—
Advances	33,665,311	33,454,350	—	33,454,350	—	—
Mortgage loans, net	2,820,696	2,479,823	—	2,458,869	20,954	—
Accrued interest receivable	92,293	92,293	—	92,293	—	—
Derivative assets(1)	457,083	457,083	—	67,019	—	390,064
Other assets (1)	26,633	26,633	11,306	15,327	—	—
Liabilities:
Deposits	(938,551)	(938,468)	—	(938,468)	—	—
COs:
Bonds	(32,818,095)	(32,219,104)	—	(32,219,104)	—	—
Discount notes	(21,684,635)	(21,682,251)	—	(21,682,251)	—	—
Mandatorily redeemable capital stock	(10,397)	(10,397)	(10,397)	—	—	—
Accrued interest payable	(122,396)	(122,396)	—	(122,396)	—	—
Derivative liabilities(1)	(34,386)	(34,386)	—	(1,429,293)	—	1,394,907
Other:
Commitments to extend credit for advances	—	(14,176)	—	(14,176)	—	—
Standby letters of credit	(1,074)	(1,074)	—	(1,074)	—	—

	December 31, 2021
	Carrying Value	Total Fair Value	Level 1	Level 2	Level 3	Netting Adjustments and Cash Collateral(2)
Financial instruments
Assets:
Cash and due from banks	$204,993	$204,993	$204,993	$—	$—	$—
Interest-bearing deposits	85,153	85,153	85,153	—	—	—
Securities purchased under agreements to resell	800,000	799,998	—	799,998	—	—
Federal funds sold	1,944,000	1,943,998	—	1,943,998	—	—
Trading securities(1)	501,867	501,867	—	501,867	—	—
Available-for-sale securities(1)	12,895,987	12,895,987	—	12,833,722	62,265	—
Held-to-maturity securities	145,492	148,068	—	148,068	—	—
Advances	12,340,020	12,440,985	—	12,440,985	—	—
Mortgage loans, net	3,120,159	3,234,829	—	3,204,222	30,607	—
Accrued interest receivable	68,360	68,360	—	68,360	—	—
Derivative assets(1)	378,532	378,532	—	3,972	—	374,560
Other assets(1)	32,570	32,570	13,937	18,633	—	—
Liabilities:
Deposits	(884,032)	(884,029)	—	(884,029)	—	—
COs:
Bonds	(26,613,032)	(26,882,036)	—	(26,882,036)	—	—
Discount notes	(2,275,320)	(2,275,276)	—	(2,275,276)	—	—
Mandatorily redeemable capital stock	(13,562)	(13,562)	(13,562)	—	—	—
Accrued interest payable	(60,968)	(60,968)	—	(60,968)	—	—
Derivative liabilities(1)	(38,944)	(38,944)	—	(177,578)	—	138,634
Other:
Commitments to extend credit for advances	—	(6,196)	—	(6,196)	—	—
Standby letters of credit	(1,146)	(1,146)	—	(1,146)	—	—
_______________________
(1)Carried at fair value and measured on a recurring basis.
(2)These amounts represent the effect of master-netting agreements intended to allow us to settle positive and negative positions and also cash collateral and related accrued interest held or placed with the same clearing member and/or counterparty.

Fair Value Measured on a Recurring and Nonrecurring Basis.

Table 12.2 - Fair Value of Assets and Liabilities Measured at Fair Value on a Recurring and Nonrecurring Basis
(dollars in thousands)

	September 30, 2022
	Level 1	Level 2	Level 3	Netting Adjustments and Cash Collateral (1)	Total
Assets:
Carried at fair value on a recurring basis
Trading securities:
Corporate bonds	$—	$1,101	$—	$—	$1,101
Available-for-sale securities:
HFA securities	—	—	60,440	—	60,440
U.S. Treasury obligations	—	5,668,041	—	—	5,668,041
Supranational institutions	—	350,382	—	—	350,382
U.S. government-owned corporations	—	232,051	—	—	232,051
GSE	—	99,066	—	—	99,066
U.S. government guaranteed – single-family MBS	—	16,779	—	—	16,779
U.S. government guaranteed – multifamily MBS	—	513,852	—	—	513,852
GSE – single-family MBS	—	819,038	—	—	819,038
GSE – multifamily MBS	—	5,276,909	—	—	5,276,909
Total available-for-sale securities	—	12,976,118	60,440	—	13,036,558
Derivative assets:
Interest-rate-exchange agreements	—	66,770	—	390,064	456,834
CO Bond firm commitments	—	195	—	—	195
Mortgage delivery commitments	—	54	—	—	54
Total derivative assets	—	67,019	—	390,064	457,083
Other assets	11,306	15,327	—	—	26,633
Total assets carried at fair value on a recurring basis	$11,306	$13,059,565	$60,440	$390,064	$13,521,375
Carried at fair value on a nonrecurring basis(2)
Mortgage loans held for portfolio	$—	$—	$90	$—	$90
Total assets carried at fair value on a nonrecurring basis	$—	$—	$90	$—	$90
Liabilities:
Carried at fair value on a recurring basis
Derivative liabilities
Interest-rate-exchange agreements	$—	$(1,429,288)	$—	$1,394,907	$(34,381)
Mortgage delivery commitments	—	(5)	—	—	(5)
Total liabilities carried at fair value on a recurring basis	$—	$(1,429,293)	$—	$1,394,907	$(34,386)

	December 31, 2021
	Level 1	Level 2	Level 3	Netting Adjustments and Cash Collateral(1)	Total
Assets:
Carried at fair value on a recurring basis
Trading securities:
Corporate bonds	$—	$1,442	$—	$—	$1,442
U.S. Treasury obligations	—	500,425	—	—	500,425
Total trading securities	—	501,867	—	—	501,867
Available-for-sale securities:
HFA securities	—	—	62,265	—	62,265
U.S. Treasury obligations	—	5,084,546	—	—	5,084,546
Supranational institutions	—	403,765	—	—	403,765
U.S. government-owned corporations	—	306,864	—	—	306,864
GSE	—	126,472	—	—	126,472
U.S. government guaranteed – single-family MBS	—	21,535	—	—	21,535
U.S. government guaranteed – multifamily MBS	—	541,405	—	—	541,405
GSE – single-family MBS	—	1,103,714	—	—	1,103,714
GSE – multifamily MBS	—	5,245,421	—	—	5,245,421
Total available-for-sale securities	—	12,833,722	62,265	—	12,895,987
Derivative assets:
Interest-rate-exchange agreements	—	3,850	—	374,560	378,410
CO Bond firm commitments	—	54	—	—	54
Mortgage delivery commitments	—	68	—	—	68
Total derivative assets	—	3,972	—	374,560	378,532
Other assets	13,937	18,633	—	—	32,570
Total assets carried at fair value on a recurring basis	$13,937	$13,358,194	$62,265	$374,560	$13,808,956
Carried at fair value on a nonrecurring basis(2)
Mortgage loans held for portfolio	$—	$—	$3,860	$—	$3,860
Real-estate owned property (REO)	—	—	59	—	59
Total assets carried at fair value on a nonrecurring basis	$—	$—	$3,919	$—	$3,919
Liabilities:
Carried at fair value on a recurring basis
Derivative liabilities
Interest-rate-exchange agreements	$—	$(177,548)	$—	$138,634	$(38,914)
CO Bond firm commitments	—	(30)	—	—	(30)
Total liabilities carried at fair value on a recurring basis	$—	$(177,578)	$—	$138,634	$(38,944)
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

Table 12.3 presents a reconciliation of available-for-sale securities that are measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the three and nine months ended September 30, 2022 and 2021.

Table 12.3 - Roll Forward of Level 3 Available-for-Sale HFA Securities
(dollars in thousands)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
Balance at beginning of period	$60,533	$86,077	$62,265	$122,549
Total (losses) gains included in other comprehensive income
Net unrealized (losses) gains	(93)	125	(965)	3,458
Sales, maturities, and settlements
Maturities	—	(12,360)	—	(50,720)
Settlements	—	—	(860)	(1,445)
Balance at end of period	$60,440	$73,842	$60,440	$73,842

Total amount of unrealized (losses) gains for the period included in other comprehensive income relating to securities held at period end	$(93)	$125	$(965)	$342

Note 13 — Commitments and Contingencies

Joint and Several Liability. COs are backed by the financial resources of the FHLBanks. The FHFA has authority to require any FHLBank to repay all or a portion of the principal and interest on COs for which another FHLBank is the primary obligor. No FHLBank has ever been asked or required to repay the principal or interest on any CO on behalf of another FHLBank. We evaluate the financial condition of the other FHLBanks primarily based on known regulatory actions, publicly available financial information, and individual long-term credit-rating action as of each period-end presented. Based on this evaluation, as of September 30, 2022, and through the filing of this report, we do not believe it is likely that we will be required to repay the principal or interest on any CO on behalf of another FHLBank.

We have considered applicable FASB guidance and determined it is not necessary to recognize a liability for the fair value of our joint and several liability for all of the COs. The joint and several obligation is mandated by the FHLBank Act, as implemented by FHFA regulations, and is not the result of an arms-length transaction among the FHLBanks. The FHLBanks have no control over the amount of the guaranty or the determination of how each FHLBank would perform under the joint and several obligation. Because the FHLBanks are subject to the authority of the FHFA as it relates to decisions involving the allocation of the joint and several liability for the FHLBanks' COs, the FHLBanks' joint and several obligation is excluded from the initial recognition and measurement provisions. Accordingly, we have not recognized a liability for our joint and several obligation related to other FHLBanks' COs at September 30, 2022, and December 31, 2021. The par amounts of other FHLBanks' outstanding COs for which we are jointly and severally liable totaled $975.9 billion and $623.9 billion at September 30, 2022, and December 31, 2021, respectively. See Note 8 — Consolidated Obligations for additional information.

Off-Balance-Sheet Commitments

Table 13.1 - Off-Balance Sheet Commitments (1)
(dollars in thousands)

	September 30, 2022			December 31, 2021
	Expire within one year	Expire after one year	Total	Expire within one year	Expire after one year	Total
Standby letters of credit outstanding (2)	$10,156,941	$118,638	$10,275,579	$5,369,701	$132,096	$5,501,797
Commitments for unused lines of credit - advances (3)	1,130,536	—	1,130,536	1,095,844	—	1,095,844
Commitments to make additional advances	103,942	30,677	134,619	40,917	66,318	107,235
Commitments to invest in mortgage loans	4,421	—	4,421	3,164	—	3,164
Unsettled CO bonds, at par	370,000	—	370,000	260,000	—	260,000

__________________________
(1)    We have determined that it is unnecessary to record any liability for credit losses on these agreements.
(2)    The amount of standby letters of credit outstanding excludes commitments to issue standby letters of credit that expire within one year. At September 30, 2022, and December 31, 2021, these amounts totaled $125.5 million and $16.1 million, respectively. Also excluded are commitments to issue standby letters of credit that expire after one year totaling $125 thousand at December 31, 2021.
(3)    Commitments for unused line-of-credit advances are generally for periods of up to 12 months. Since many of these commitments are not expected to be drawn upon, the total commitment amount does not necessarily indicate future liquidity requirements.

Standby Letters of Credit. For a fee, we issue standby letters of credit on behalf of our members to support certain obligations of the members to third-party beneficiaries. These standby letters of credit are subject to collateralization and borrowing limits similar to advances. Standby letters of credit may be offered to assist members and nonmember housing associates in facilitating residential housing finance, community lending, and asset-liability management, and to provide liquidity. In particular, members often use standby letters of credit as collateral for deposits from state and local government agencies. If we are required to make payment for a beneficiary's draw, our strategy is to take prompt action to recover the funds paid to the third-party beneficiary, including converting the payment amount into a collateralized advance to the primary obligor, withdrawing the payment amount from the primary obligor's demand deposit account with us, or selling collateral pledged by the primary obligor in a commercially reasonable manner to offset the payment amount. Historically, standby letters of credit usually expire without being drawn upon. At September 30, 2022, the terms of these standby letters of credit have original expiration periods of up to 20 years, expiring no later than 2032. Currently, we offer new standby letters of credit with terms typically up to 10 years, while terms greater than 10 years may be available on an exception basis. Unearned fees for the value of the guarantees related to standby letters of credit are recorded in other liabilities and totaled $1.1 million at September 30, 2022, and December 31, 2021.

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

Table 14.1 - Shareholder Concentrations, Balance Sheet

(dollars in thousands)

	Capital Stock Outstanding	Percent of Total Capital Stock	Par Value of Advances	Percent of Total Par Value of Advances	Total Accrued Interest Receivable	Percent of Total Accrued Interest Receivable on Advances
September 30, 2022
Citizens Bank, N.A.	$417,773	24.2%	$9,769,075	28.8%	$9,841	22.8%

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

Table 14.2 - Transactions with Directors' Institutions
(dollars in thousands)

	Capital Stock Outstanding	Percent of Total Capital Stock	Par Value of Advances	Percent of Total Par Value of Advances	Total Accrued Interest Receivable	Percent of Total Accrued Interest Receivable on Advances
September 30, 2022	$439,041	25.4%	$10,214,668	30.1%	$10,020	23.2%
December 31, 2021	48,104	5.0	416,542	3.4	466	2.8

Note 15 — Subsequent Events

On October 21, 2022, the board of directors declared a cash dividend at an annualized rate of 5.16 percent based on daily average capital stock balances outstanding during the third quarter of 2022. The dividend, including dividends classified as interest expense on mandatorily redeemable capital stock, amounted to $20.7 million and was paid on November 2, 2022.

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

EXECUTIVE SUMMARY

Net income for the three months ended September 30, 2022, was $60.0 million, compared with net income of $16.5 million for the same period in 2021. The increase in net income was driven by an increase of $32.0 million in net interest income after provision for credit losses, an improvement of $11.2 million in net gains and losses on trading securities and a decline of $1.7 million in losses on early extinguishment of debt.

The $32.0 million increase in net interest income after provision for credit losses during the third quarter of 2022 was primarily due to a $22.9 billion increase in average total earning assets and a significant increase in interest rates due to aggressive monetary policy tightening by the Federal Reserve. The increase in average earning assets was driven primarily by a $16.0 billion, or 109.6 percent, increase in average advances balances, as demand for advances returned among depository members to near pre-pandemic levels.

The increase in net income for the quarter ended September 30, 2022, correspondingly increased the Bank’s statutory contributions to the Affordable Housing Program, which were partially offset by the recapture of certain amounts contributed to the program in previous quarters’ discretionary contributions when the Bank's net income was significantly lower as advances balances were historically low and short-term interest rates had not yet begun rising. At September 30, 2022, the Bank's overall 2022 contributions to the AHP stood at $26.0 million, and we expect to end 2022 at this level. For the quarter ended September 30, 2022, the Bank contributed $2.6 million to its Jobs for New England and Helping House New England programs. Additional information on this and other targeted affordable housing and community investment programs is provided in the 2021 Annual Report.

Our retained earnings grew to $1.7 billion at September 30, 2022, an increase of $107.4 million from December 31, 2021, and equals 2.8 percent of total assets at September 30, 2022. We continue to satisfy all regulatory capital requirements as of September 30, 2022.

On October 21, 2022, our board of directors declared a cash dividend that was equivalent to an annual yield of 5.16 percent, increasing 144 basis points from the prior quarter's dividend. The annual yield of this dividend equals the approximate daily average of SOFR for the third quarter of 2022 plus 300 basis points.

Our overall results of operations are influenced by the economy and financial markets, and, in particular, by members’ demand for liquidity and our ability to maintain sufficient access to funding at relatively favorable costs. While the effects of high inflation and the Federal Reserve’s aggressive monetary policy response, combined with weakening economic growth as measured by gross domestic product, present uncertainties about the future of the economy, the quarter ending September 30, 2022, saw a continued increase in demand for advances. During the nine months ended September 30, 2022, advances balances increased to $33.7 billion, an increase of 172.8 percent from $12.3 billion at December 31, 2021. The significant increase in advances was concentrated in variable-rate advances and short-term fixed-rate advances, and was due to member depository institutions beginning to experience slowing growth or declines of deposit balances, an increase in lending to their customers, and rising interest rates and reduced market liquidity. These developments impacted our financial condition as of September 30, 2022, and results of operations for the three months ended September 30, 2022.

Generally, investor demand for high credit quality, fixed-income investments, including COs, continued to be strong relative to other investments. Investor appetite for FHLBank System COs remains relatively strong despite the volume of issuance used to keep pace with advance growth. Our flexibility in utilizing various funding tools, in combination with a diverse investor base and our status as a government-sponsored enterprise, have helped provide reliable market access and demand for consolidated obligations throughout fluctuating market environments and regulatory changes affecting dealers of and investors in COs. The Bank has continued to meet all funding needs during the three months ended September 30, 2022.

Net Interest Income, Margin, and Spread

For the three months ended September 30, 2022, net interest margin was 0.58 percent, no change from the same period in 2021, and net interest spread was 0.41 percent for the three months ended September 30, 2022, a decrease of 15 basis points from the same period in 2021. For the quarter ended September 30, 2022, average balances of advances and investments increased $16.0 billion and $7.4 billion, respectively, compared to the same period in 2021. Additionally, the rising interest rate environment in 2022 has decreased refinancing incentives on residential mortgage loans, resulting in decreases of mortgage prepayment activity that resulted in reduced net premium amortization of our agency residential MBS as well as our whole mortgage loans. Other improvements in net interest income after provision for credit losses are described in Results of Operations — Net Interest Income. Average total earning assets increased $22.9 billion to $57.5 billion for the three months ended September 30, 2022, from $34.6 billion for the same period in 2021.

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

ECONOMIC CONDITIONS

Economic Environment

Real gross domestic product (GDP) increased at an annual rate of 2.6 percent in the third quarter of 2022, following a 0.6 percent decrease in the second quarter. The expansion in the third quarter was driven mainly by exports, consumer spending, business investment, and government spending. Personal consumption expenditures increased at an annual rate of 1.4 percent, driven by an increase in spending on services, partially offset by a drop in spending on goods.

The labor market continued to improve, with job growth averaging 372,000 per month in the third quarter of 2022. In October 2022, employment increased by 261,000 and the unemployment rate was 3.7 percent. The unemployment rate for the New England region in September 2022 was 3.3 percent, ranging from 2.1 percent in Vermont to 4.0 percent in Connecticut.

In October 2022, the Consumer Price Index increased 0.4 percent from the preceding month, representing a year-over-year increase of 7.7 percent. CPI inflation was driven mainly by the cost of shelter, food, and gasoline.

The FHFA reported that house prices rose 11.9 percent across the U.S. from August 2021 to August 2022. Over the same period, home prices in New England rose 12.2 percent. The sharp increase in mortgage rates thus far in 2022 has led to slowing of the housing market, as reflected in monthly price declines in eight of the ten census regions from July to August 2022. Over that period, home prices rose 0.4 percent for the New England census region.

Interest-Rate Environment

On November 2, 2022, the FOMC raised the target range for the federal funds rate to between 375 and 400 basis points and stated that ongoing increases in the target range will likely be appropriate given elevated rates of inflation. The FOMC also stated that it would continue reducing its holdings of Treasury securities, agency debt, and agency mortgage-backed securities by reinvesting principal payments from its securities holdings only if they exceed monthly caps.

As the Federal Reserve continues with a tightening policy stance, short-term rates rose commensurate with the magnitude of the increase in the federal funds rate. The spread between short-term and long-term rates declined in the third quarter of 2022, consistent with expectations of further interest rate hikes in the near term followed by softening economic activity leading to a fall in interest rates over a longer term.

Table 1 - Key Interest Rates(1)

	Three Month Daily Average		Nine Month Daily Average		Ending Rate
	September 30, 2022	September 30, 2021	September 30, 2022	September 30, 2021	September 30, 2022	December 31, 2021
SOFR	2.15%	0.05%	0.99%	0.04%	2.98%	0.05%
Federal funds effective rate	2.20%	0.09%	1.04%	0.08%	3.08%	0.07%
3-month LIBOR	3.00%	0.13%	1.70%	0.16%	3.75%	0.21%
3-month U.S. Treasury yield	2.63%	0.04%	1.33%	0.03%	3.25%	0.03%
2-year U.S. Treasury yield	3.38%	0.22%	2.52%	0.17%	4.28%	0.73%
5-year U.S. Treasury yield	3.23%	0.80%	2.68%	0.75%	4.09%	1.26%
10-year U.S. Treasury yield	3.10%	1.32%	2.66%	1.41%	3.83%	1.51%
________________
(1)    Source: Bloomberg

SELECTED FINANCIAL DATA

The following financial highlights for the statement of condition and statement of operations for December 31, 2021, have been derived from our audited financial statements. Financial highlights for the quarter-ends have been derived from our unaudited financial statements.

Table 2 - Selected Financial Data
(dollars in thousands)

	As of and for the Three Months Ended
	September 30, 2022	June 30, 2022	March 31, 2022	December 31, 2021	September 30, 2021
Statement of Condition
Total assets	$58,869,539	$62,063,994	$32,395,662	$32,545,292	$34,448,917
Investments(1)	21,748,784	28,254,534	16,849,318	16,372,499	16,404,424
Advances	33,665,311	30,318,486	11,816,428	12,340,020	14,056,991
Mortgage loans held for portfolio, net(2)	2,820,696	2,897,373	2,998,682	3,120,159	3,283,925
Deposits	938,551	1,066,459	803,383	884,032	970,732
Consolidated obligations:
Bonds	32,818,095	32,721,605	26,070,923	26,613,032	25,097,469
Discount notes	21,684,635	25,096,230	2,878,513	2,275,320	5,554,103
Total consolidated obligations	54,502,730	57,817,835	28,949,436	28,888,352	30,651,572
Mandatorily redeemable capital stock	10,397	10,703	13,418	13,562	13,890
Class B capital stock outstanding-putable(3)	1,717,748	1,557,243	929,482	953,638	1,028,177
Unrestricted retained earnings	1,267,192	1,230,558	1,202,685	1,179,986	1,159,509
Restricted retained earnings	388,621	376,620	368,420	368,420	368,420
Total retained earnings	1,655,813	1,607,178	1,571,105	1,548,406	1,527,929
Accumulated other comprehensive (loss) income	(244,075)	(216,409)	(88,800)	28,967	40,604
Total capital	3,129,486	2,948,012	2,411,787	2,531,011	2,596,710
Results of Operations
Net interest income after provision for credit losses	$83,120	$69,416	$58,942	$56,412	$51,145
Other income (loss), net	4,290	3,818	1,066	(7,562)	(10,453)
Other expense	20,721	27,667	29,073	20,061	22,330
AHP assessments	6,682	4,567	3,100	2,887	1,842
Net income	$60,007	$41,000	$27,835	$25,902	$16,520
Other Information
Dividends declared	$11,372	$4,927	$5,136	$5,425	$4,290
Dividend payout ratio	18.95%	12.02%	18.45%	20.94%	25.97%
Weighted-average dividend rate(4)	3.72	2.09	2.05	2.05	1.52
Return on average equity(5)	7.97	6.13	4.50	4.00	2.50
Return on average assets	0.41	0.35	0.35	0.31	0.18
Net interest margin(6)	0.58	0.60	0.74	0.66	0.58
Average equity to average assets	5.18	5.78	7.69	7.65	7.36
Total regulatory capital ratio(7)	5.75	5.12	7.76	7.73	7.46
_______________________
(1)Investments include available-for-sale securities, held-to-maturity securities, trading securities, interest-bearing deposits, securities purchased under agreements to resell and federal funds sold.
(2)The allowance for credit losses for mortgage loans amounted to $2.0 million as of September 30, 2022, $1.5 million as of June 30, 2022, $1.6 million as of March 31, 2022, $1.7 million as of December 31, 2021, and $2.1 million as of September 30, 2021, respectively.
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

RESULTS OF OPERATIONS

Third Quarter of 2022 Compared with Third Quarter of 2021

Net income increased to $60.0 million for the three months ended September 30, 2022, from $16.5 million for the same period in 2021. The reasons for the increase are discussed under — Executive Summary.

Net interest income after provision for credit losses for the three months ended September 30, 2022, was $83.1 million, compared with $51.1 million for the same period in 2021. The $32.0 million increase in net interest income after provision for credit losses was driven by a $16.0 billion increase in the average balance of advances, a $5.9 billion increase in the average balance of money market investments, a $985.0 million increase in the average balance of mortgage-backed securities, an increase of net accretion of discounts and premiums on mortgage-backed securities and mortgage loans of $12.3 million resulting from significant increases in mortgage rates leading to slower projected principal payments during the third quarter of 2022, an increase of fair value hedge ineffectiveness net gains of $8.3 million, and higher returns from investing the Bank’s capital in a higher interest-rate environment. These positive factors were partially offset by a $518.9 million decrease in the average balance of mortgage loans and a $5.3 million decrease in net prepayment fee income. Net interest spread was 0.41 percent for the quarter ended September 30, 2022, a decrease of 15 basis points from the same period in 2021, and net interest margin was 0.58 percent, unchanged from the same period in 2021.

Nine Months Ended September 30, 2022, Compared with Nine Months Ended September 30, 2021

Net income increased to $128.8 million for the nine months ended September 30, 2022, from $43.6 million for the same period in 2021. The increase in net income was driven by an increase of $55.7 million in net interest income after provision for credit losses, a decrease of $39.8 million in net losses on trading securities, and a decline of $6.2 million in losses on early extinguishment of debt. These increases to net income were partially offset by a $15.1 million increase in our overall contribution to the Affordable Housing Program, compared to the same period in 2021.

Net interest income after provision for credit losses for the nine months ended September 30, 2022, was $211.5 million, compared with $155.8 million for the same period in 2021. The $55.7 million increase in net interest income after provision for credit losses was driven by a $5.6 billion increase in the average balance of advances, a $2.6 billion increase in the average balance of money market investments, a $1.5 billion increase in the average balance of mortgage-backed securities, an increase of net accretion of discounts and premiums on mortgage-backed securities and mortgage loans of $42.5 million resulting from significant increases in mortgage rates during the first nine months of 2022, an increase of fair value hedge ineffectiveness net gains of $36.1 million, and higher returns from investing the Bank’s capital in a higher interest-rate environment. These positive factors were partially offset by a $645.7 million decrease in the average balance of mortgage loans and a $14.0 million decrease in net prepayment fee income. Net interest spread was 0.51 percent for the nine months ended September 30, 2022, a decrease of three basis points from the same period in 2021, and net interest margin was 0.62 percent, an increase of four basis points from the same period in 2021.

Table 3 presents major categories of average balances, related interest income/expense, and average yields/rates for interest-earning assets and interest-bearing liabilities. Our primary source of earnings is net interest income, which is the interest earned on advances, mortgage loans, and investments less interest paid on COs, deposits, and other sources of funds.

Table 3 - Net Interest Spread and Margin
(dollars in thousands)

	For the Three Months Ended September 30,
	2022			2021
	Average Balance	Interest Income / Expense	Average Yield/Rate(1)	Average Balance	Interest Income / Expense	Average Yield/Rate(1)
Assets
Advances	$30,622,874	$180,829	2.34%	$14,609,839	$46,174	1.25%
Interest-bearing deposits	1,608,143	9,138	2.25	55,953	13	0.09

Securities purchased under agreements to resell	2,566,033	11,683	1.81	298,913	68	0.09
Federal funds sold	5,137,641	28,694	2.22	3,024,544	672	0.09
Investment securities(2)	14,697,646	110,542	2.98	13,271,856	31,001	0.93
Mortgage loans (2)(3)	2,861,365	21,323	2.96	3,380,302	22,984	2.70
Other earning assets	4,348	34	3.10	—	—	—
Total interest-earning assets	57,498,050	362,243	2.50	34,641,407	100,912	1.16
Other non-interest-earning assets	1,104,248			465,337
Fair-value adjustments on investment securities	(951,160)			514,343
Total assets	$57,651,138	$362,243	2.49%	$35,621,087	$100,912	1.12%
Liabilities and capital
Consolidated obligations
Discount notes	$17,888,560	$90,096	2.00%	$8,390,753	$904	0.04%
Bonds	34,211,913	186,249	2.16	23,606,437	48,861	0.82
Other interest-bearing liabilities	728,885	2,278	1.24	933,293	82	0.03
Total interest-bearing liabilities	52,829,358	278,623	2.09	32,930,483	49,847	0.60
Other non-interest-bearing liabilities	1,835,708			69,751
Total capital	2,986,072			2,620,853
Total liabilities and capital	$57,651,138	$278,623	1.92%	$35,621,087	$49,847	0.56%
Net interest income		$83,620			$51,065
Net interest spread			0.41%			0.56%
Net interest margin			0.58%			0.58%

	For the Nine Months Ended September 30,
	2022			2021
	Average Balance	Interest Income / Expense	Average Yield(1)	Average Balance	Interest Income / Expense	Average Yield(1)
Assets
Advances	$21,610,400	$287,377	1.78%	$16,032,165	$150,921	1.26%
Interest-bearing deposits	1,045,889	11,667	1.49	424,804	107	0.03
Securities purchased under agreements to resell	2,149,366	20,963	1.30	643,780	360	0.07
Federal funds sold	3,506,410	36,266	1.38	3,003,974	1,768	0.08
Investment securities(2)	14,056,658	219,510	2.09	11,917,968	98,685	1.11
Mortgage loans	2,951,526	64,270	2.91	3,597,242	71,128	2.64
Other earning assets	1,465	34	3.10	—	—	—
Total interest-earning assets	45,321,714	640,087	1.89	35,619,933	322,969	1.21
Other non-interest-earning assets	875,545			319,933
Fair-value adjustments on investment securities	(541,599)			452,120
Total assets	$45,655,660	$640,087	1.87%	$36,391,986	$322,969	1.19%
Liabilities and capital
Consolidated obligations
Discount notes	$10,955,076	$116,812	1.43%	$10,049,420	$3,989	0.05%
Bonds	29,876,607	308,391	1.38	22,499,288	164,146	0.98
Other interest-bearing liabilities	805,466	3,105	0.52	978,714	190	0.03
Total interest-bearing liabilities	41,637,149	428,308	1.38	33,527,422	168,325	0.67
Other non-interest-bearing liabilities	1,291,282			182,912
Total capital	2,727,229			2,681,652
Total liabilities and capital	$45,655,660	$428,308	1.25%	$36,391,986	$168,325	0.62%
Net interest income		$211,779			$154,644
Net interest spread			0.51%			0.54%
Net interest margin			0.62%			0.58%
_________________________
(1)    Yields are annualized.

(2)    Average balances are reflected at amortized cost.
(3)    Nonaccrual loans are included in the average balances used to determine average yield.

Rate and Volume Analysis

Changes in both average balances (volume) and interest rates influence changes in net interest income and net interest margin. Table 4 summarizes changes in interest income and interest expense for the three and nine months ended September 30, 2022 and 2021. Changes in interest income and interest expense that are not identifiable as either volume- or rate-related, but are equally attributable to both volume and rate changes, have been allocated to the volume and rate categories based upon the proportion of the absolute value of the volume and rate changes.

Table 4 - Rate and Volume Analysis
(dollars in thousands)

	For the Three Months Ended September 30, 2022 vs. 2021			For the Nine Months Ended September 30, 2022 vs. 2021
	Increase (Decrease) due to			Increase (Decrease) due to
	Volume	Rate	Total	Volume	Rate	Total
Interest income
Advances	$75,130	$59,525	$134,655	$62,423	$74,033	$136,456
Interest-bearing deposits	4,944	4,181	9,125	378	11,182	11,560
Securities purchased under agreements to resell	3,312	8,303	11,615	2,566	18,037	20,603
Federal funds sold	788	27,234	28,022	345	34,153	34,498
Investment securities	3,672	75,869	79,541	20,352	100,473	120,825
Mortgage loans	(3,737)	2,076	(1,661)	(13,594)	6,736	(6,858)
Other earning assets	—	34	34	—	34	34
Total interest income	84,109	177,222	261,331	72,470	244,648	317,118
Interest expense
Consolidated obligations
Discount notes	2,153	87,039	89,192	392	112,431	112,823
Bonds	29,683	107,705	137,388	63,679	80,566	144,245
Other interest-bearing liabilities	(22)	2,218	2,196	(40)	2,955	2,915
Total interest expense	31,814	196,962	228,776	64,031	195,952	259,983
Change in net interest income	$52,295	$(19,740)	$32,555	$8,439	$48,696	$57,135

Average Balance of Advances Outstanding

The average balance of total advances increased $5.6 billion, or 34.8 percent, for the nine months ended September 30, 2022, compared with the same period in 2021. We cannot predict future member demand for advances.

For the nine months ended September 30, 2022 and 2021, net prepayment fees on advances were $3.3 million and $17.3 million, respectively. Prepayment-fee income is unpredictable and inconsistent from period to period, occurring only when advances and investments are prepaid prior to the scheduled maturity or repricing dates, and generally when prevailing reinvestment yields are lower than those of the prepaid advances. For additional information see Item 8 — Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 2 — Summary of Significant Accounting Policies — Advances in the 2021 Annual Report.

Average Balance of Investments

Average short-term money-market investments, consisting of interest-bearing deposits, securities purchased under agreements to resell, and federal funds sold, increased $2.6 billion, or 64.6 percent, for the nine months ended September 30, 2022, compared with the same period in 2021, as liquidity needs were greater in 2022 compared to 2021 due to increased advances borrowing activity. The yield earned on short-term money-market investments is highly correlated to short-term interest rates. As a result of the FOMC’s increase in the target range for the federal funds rate, average yields on overnight federal funds sold increased from 0.08 percent during the nine months ended September 30, 2021, to 1.38 percent during the nine months ended

September 30, 2022, while average yields on securities purchased under agreements to resell increased from 0.07 percent for the nine months ended September 30, 2021, to 1.30 percent for the nine months ended September 30, 2022. These investments are used for liquidity management.

Average investment-securities balances increased $2.1 billion, or 17.9 percent for the nine months ended September 30, 2022, compared with the same period in 2021, an increase consisting primarily of $1.5 billion in MBS and $706.8 million in U.S. Treasury obligations.

Average Balance of COs

Average CO balances increased $8.3 billion, or 25.4 percent, for the nine months ended September 30, 2022, compared with the same period in 2021, resulting from our increased funding needs principally due to the increase in our average advances balances. This overall increase consisted of a $7.4 billion increase in CO bonds and a $905.7 million increase in CO discount notes.

The average balance of CO discount notes represented approximately 26.8 percent of total average COs during the nine months ended September 30, 2022, compared with 30.9 percent of total average COs during the nine months ended September 30, 2021. The average balance of CO bonds represented 73.2 percent and 69.1 percent of total average COs outstanding during the nine months ended September 30, 2022 and 2021, respectively.

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

Table 5 - Effect of Derivative and Hedging Activities
(dollars in thousands)

	For the Three Months Ended September 30, 2022
Net Effect of Derivatives and Hedging Activities	Advances	Investments	Mortgage Loans	CO Bonds	Total
Net interest income
Amortization / accretion of hedging activities (1)	$(302)	$—	$(76)	$(876)	$(1,254)
Gains on designated fair-value hedges	901	9,883	—	647	11,431
Net interest settlements on derivatives(2)	4,973	22,216	—	(40,221)	(13,032)
Total net interest income	5,572	32,099	(76)	(40,450)	(2,855)

Net gains (losses) on derivatives and hedging activities
Gains (losses) on derivatives not receiving hedge accounting	5	(1)	—	—	4
Mortgage delivery commitments	—	—	47	—	47
Net gains (losses) on derivatives and hedging activities(4)	5	(1)	47	—	51

Total net effect of derivatives and hedging activities	$5,577	$32,098	$(29)	$(40,450)	$(2,804)

	For the Three Months Ended September 30, 2021
Net Effect of Derivatives and Hedging Activities	Advances	Investments	Mortgage Loans	CO Bonds	Other	Total
Net interest income
Amortization / accretion of hedging activities in net interest income (1)	$(363)	$—	$(248)	$(847)	$—	$(1,458)
Gains on designated fair-value hedges	167	2,832	—	168	—	3,167
Net interest settlements included in net interest income (2)	(15,531)	(32,980)	—	20,442	—	(28,069)
Total net interest income	(15,727)	(30,148)	(248)	19,763	—	(26,360)

Net (losses) gains on derivatives and hedging activities
Losses on derivatives not receiving hedge accounting	(420)	(55)	—	(310)	—	(785)
CO bond firm commitments	—	—	—	302	—	302
Mortgage delivery commitments	—	—	94	—	—	94
Price alignment amount (3)	—	—	—	—	2	2
Net (losses) gains on derivatives and hedging activities(4)	(420)	(55)	94	(8)	2	(387)

Net losses on trading securities	—	(11,091)	—	—	—	(11,091)
Total net effect of derivatives and hedging activities	$(16,147)	$(41,294)	$(154)	$19,755	$2	$(37,838)

	For the Nine Months Ended September 30, 2022
Net Effect of Derivatives and Hedging Activities	Advances	Investments	Mortgage Loans	CO Bonds	Total
Net interest income
Amortization / accretion of hedging activities (1)	$(838)	$—	$(376)	$(2,757)	$(3,971)
Gains on designated fair-value hedges	2,950	39,506	—	1,385	43,841
Net interest settlements on derivatives(2)	(10,158)	(36,431)	—	1,619	(44,970)
Total net interest income	(8,046)	3,075	(376)	247	(5,100)

Net gains (losses) on derivatives and hedging activities
Gains (losses) on derivatives not receiving hedge accounting	10	(2)	—	(520)	(512)
CO bond firm commitments	—	—	—	520	520
Mortgage delivery commitments	—	—	(744)	—	(744)
Net gains (losses) on derivatives and hedging activities(4)	10	(2)	(744)	—	(736)

Net losses on trading securities	—	(425)	—	—	(425)
Total net effect of derivatives and hedging activities	$(8,036)	$2,648	$(1,120)	$247	$(6,261)

	For the Nine Months Ended September 30, 2021
Net Effect of Derivatives and Hedging Activities	Advances	Investments	Mortgage Loans	CO Bonds	Other	Total
Net interest income
Amortization / accretion of hedging activities (1)	$(1,767)	$—	$(1,076)	$(2,249)	$—	$(5,092)
Gains on designated fair-value hedges	940	6,347	—	467	—	7,754
Net interest settlements on derivatives(2)	(47,398)	(84,764)	—	43,912	—	(88,250)
Total net interest income	(48,225)	(78,417)	(1,076)	42,130	—	(85,588)

Net gains (losses) on derivatives and hedging activities
(Losses) gains on derivatives not receiving hedge accounting	(384)	83	—	(329)	(148)	(778)
CO bond firm commitments	—	—	—	321	—	321
Mortgage delivery commitments	—	—	(339)	—	—	(339)
Price alignment amount (3)	—	—	—	—	8	8
Net (losses) gains on derivatives and hedging activities(4)	(384)	83	(339)	(8)	(140)	(788)

Net losses on trading securities	—	(40,568)	—	—	—	(40,568)
Total net effect of derivatives and hedging activities	$(48,609)	$(118,902)	$(1,415)	$42,122	$(140)	$(126,944)
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
(4)    Recorded in Other, net in the statements of operations.

FINANCIAL CONDITION

Advances

At September 30, 2022, the advances portfolio totaled $33.7 billion, an increase of $21.3 billion from $12.3 billion at December 31, 2021. The significant increase in advances was concentrated in variable-rate advances and short-term fixed-rate advances, reflecting rising demand for wholesale funding at member institutions.

Table 6 - Advances Outstanding by Product Type
(dollars in thousands)

	September 30, 2022		December 31, 2021
	Par Value	Percent of Total	Par Value	Percent of Total
Fixed-rate advances
Short-term	$12,065,164	35.6%	$1,531,550	12.4%
Long-term	6,526,493	19.2	6,511,706	52.7
Overnight	2,796,801	8.2	225,922	1.8
Putable	967,400	2.9	1,178,425	9.6
Amortizing	525,736	1.6	551,163	4.5
	22,881,594	67.5	9,998,766	81.0

Variable-rate advances
Simple variable (1)	10,707,065	31.6	2,348,875	19.0
Callable	250,000	0.7	—	—
Putable	70,000	0.2	—	—
All other variable-rate indexed advances	150	—	64	—
	11,027,215	32.5	2,348,939	19.0
Total par value	$33,908,809	100.0%	$12,347,705	100.0%
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

Table 7 - Advances Outstanding by Borrower Credit Status Category
(dollars in thousands)

	As of September 30, 2022
	Number of Borrowers	Par Value of Advances Outstanding	Discounted Collateral	Ratio of Discounted Collateral to Advances
Category-1	217	$29,158,535	$101,243,923	347.2%
Category-2	14	340,029	880,113	258.8
Category-3	16	196,844	402,835	204.6
Insurance companies	24	4,213,401	5,591,358	132.7
Total	271	$33,908,809	$108,118,229	318.8%

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

We have not recorded any allowance for credit losses on advances at September 30, 2022, and December 31, 2021, for the reasons discussed in Item 1 — Financial Statements — Notes to the Financial Statements — Note 4 — Advances.

Table 8 - Top Five Advance-Borrowing Institutions
(dollars in thousands)

	September 30, 2022
Name	Par Value of Advances	Percent of Total Par Value of Advances	Weighted-Average Rate (1)
Citizens Bank, N.A.	$9,769,076	28.8%	3.10%
Webster Bank, N.A.	3,510,717	10.3	3.03
Massachusetts Mutual Life Insurance Company	2,100,000	6.2	1.78
Hingham Institution for Savings	1,075,000	3.2	2.83
Cambridge Savings Bank	805,310	2.4	3.04
Total of top five advance-borrowing institutions	$17,260,103	50.9%

	December 31, 2021
Name	Par Value of Advances	Percent of Total Par Value of Advances	Weighted-Average Rate (1)
Massachusetts Mutual Life Insurance Company	$1,500,000	12.1%	1.62%
Voya Retirement Insurance and Annuity Company	925,000	7.5	0.48
Hingham Institution for Savings	665,000	5.4	0.28
Salem Five Cents Savings Bank	580,392	4.7	0.27
Peoples United Bank	562,750	4.6	0.39
Total of top five advance-borrowing institutions	$4,233,142	34.3%
_______________________
(1)    Weighted-average rates are based on the contract rate of each advance without taking into consideration the effects of interest-rate-exchange agreements that we may use as hedging instruments.

Investments

At September 30, 2022, investment securities and short-term money-market instruments totaled $21.7 billion, an increase of $5.4 billion from $16.4 billion at December 31, 2021.

Short-term money-market investments increased $5.8 billion to $8.6 billion at September 30, 2022, compared with December 31, 2021. The increase was attributable to increases of $3.6 billion in federal funds sold, $1.7 billion in securities purchased under agreements to resell, and $508.2 million in interest bearing deposits.
Investment securities declined $399.9 million to $13.1 billion at September 30, 2022, compared with $13.5 billion at December 31, 2021.

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

We place short-term funds with large, high-quality financial institutions that must be rated in at least the third-highest internal rating category on a rating scale of FHFA1 through FHFA7, reflecting progressively lower credit quality. The internal rating categories of FHFA1 through FHFA4 are considered to be investment quality. As of September 30, 2022, all of these placements either expired within one day or were payable upon demand. See Part 1 — Item 1 — Business — Business Lines — Investments in the 2021 Annual Report for additional information.

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

Table 9 - Credit Ratings of Investments at Carrying Value
(dollars in thousands)

	As of September 30, 2022
	Long-Term Credit Rating
Investment Category	Triple-A	Double-A	Single-A	Unrated
Money-market instruments: (1)
Interest-bearing deposits	$—	$150	$593,165	$—
Securities purchased under agreements to resell	—	2,500,000	—	—
Federal funds sold	—	273,000	5,239,000	—
Total money-market instruments	—	2,773,150	5,832,165	—

Investment securities:(2)

Non-MBS:
U.S. Treasury obligations	—	5,668,041	—	—
Corporate bonds	—	—	—	1,101
U.S. government-owned corporations	—	232,051	—	—
GSE	—	99,066	—	—
Supranational institutions	350,382	—	—	—
HFA securities	32,973	27,467	—	—
Total non-MBS	383,355	6,026,625	—	1,101

MBS:
U.S. government guaranteed - single-family	—	20,531	—	—
U.S. government guaranteed - multifamily	—	513,852	—	—
GSE – single-family	—	921,096	—	—
GSE – multifamily	—	5,276,909	—	—
Total MBS	—	6,732,388	—	—

Total investment securities	383,355	12,759,013	—	1,101

Total investments	$383,355	$15,532,163	$5,832,165	$1,101
_______________________
(1)    The counterparty NRSRO rating is used for money-market instruments. Counterparty ratings are obtained from Moody's, Fitch, Inc. (Fitch), and S&P and are each as of September 30, 2022. If there is a split rating, the lowest rating is used. In certain instances where a counterparty is unrated, the Bank may assign a deemed rating to the counterparty and that deemed rating is used.
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

Table 10 - Unsecured Credit Related to Money-Market Instruments and Debentures by Carrying Value
(dollars in thousands)

	Carrying Value
	September 30, 2022	December 31, 2021
Interest bearing deposits	$593,315	$85,153
Federal funds sold	5,512,000	1,944,000
Supranational institutions	350,382	403,765
U.S. government-owned corporations	232,051	306,864
GSEs	99,066	126,472
Corporate bonds	1,101	1,442

Mortgage Loans

We invest in mortgages through the MPF program. The MPF program is further described under — Mortgage Loans Credit Risk and in Part I — Item 1 — Business — Business Lines — Mortgage Loan Finance in the 2021 Annual Report.

As of September 30, 2022, our mortgage loan investment portfolio totaled $2.8 billion, a decrease of $299.5 million from December 31, 2021. We have experienced continued competition from Fannie Mae and Freddie Mac, as well as from private mortgage loan acquirers, for loan investment opportunities. Mortgage loan purchase volumes were significantly lower during the first nine months of 2022, compared to earlier periods, primarily due to rising interest rates which has resulted in a reduction of home purchases and reduced mortgage loan refinancing activity in general. In addition, prepayment activity in the nine months ended September 30, 2022, has outpaced our purchases of mortgage loans.

Mortgage Loans Credit Risk

We are subject to credit risk from the mortgage loans in which we invest due to our exposure to the credit risk of the underlying borrowers and the credit risk of the participating financial institutions when the participating financial institutions retain credit-enhancement and/or servicing obligations. For additional information on the credit risks arising from our participation in the MPF program, see Part II — Item 7 — Management's Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition — Mortgage Loans — Mortgage Loans Credit Risk in the 2021 Annual Report. For information on the credit performance of our mortgage loan portfolio as of September 30, 2022, see Item I — Financial Statements — Note 5 — Mortgage Loans Held for Portfolio in this report.

Although our mortgage loan portfolio includes loans throughout the U.S., concentrations of 5 percent or greater of the par value of our conventional mortgage loan portfolio are shown in Table 11.

Table 11 - State Concentrations by Par Value

	Percentage of Total Par Value of Conventional Mortgage Loans
	September 30, 2022	December 31, 2021
Massachusetts	62%	63%
Maine	10	10
Connecticut	9	8
Vermont	5	5
All others	14	14
Total	100%	100%

We place conventional mortgage loans on nonaccrual status when the collection of interest or principal is doubtful or contractual principal or interest is 90 days or more past due. Accrued interest on nonaccrual loans is excluded from interest income. We monitor the delinquency levels of the mortgage loan portfolio on a monthly basis.

Table 12 - Mortgage Loans - Risk Elements and Credit Losses
(dollars in thousands)

	For the Nine Months Ended September 30,
	2022	2021
Average par value of mortgage loans outstanding during the period ending	$2,906,839	$3,539,477
Net (charge-offs) recoveries	(1)	62
Net charge-offs to average loans outstanding during the period ending	—%	—%

	As of September 30, 2022	As of December 31, 2021
Mortgage loans held for portfolio, par value	$2,781,414	$3,072,075
Nonaccrual loans, par value	13,870	21,384
Allowance for credit losses on mortgage loans	2,000	1,700
Allowance for credit losses to mortgage loans held for portfolio	0.07%	0.06%
Nonaccrual loans to mortgage loans held for portfolio	0.50	0.70
Allowance for credit losses to nonaccrual loans	14.42%	7.95%

Mortgage Insurance Companies. We are exposed to credit risk from primary mortgage insurance coverage (PMI) on individual loans. As of September 30, 2022, we were the beneficiary of PMI coverage of $62.4 million on $237.7 million of conventional mortgage loans. These amounts relate to loans originated with PMI and for which current loan-to-value ratios exceed 78 percent (determined by recalculating the original loan-to-value ratio using the current par value divided by the appraised home value at the time of loan origination).

We have analyzed our potential loss exposure to all of the mortgage insurance companies and do not expect incremental losses based on these exposures at this time.

Consolidated Obligations

See — Liquidity and Capital Resources for information regarding our COs.

Derivative Instruments

All derivatives are recorded on the statement of condition at fair value and classified as either derivative assets or derivative liabilities. Bilateral and cleared derivatives outstanding are classified as assets or liabilities according to the net fair value of derivatives aggregated by each counterparty. Derivative assets' net fair value, net of cash collateral and accrued interest, totaled $457.1 million and $378.5 million as of September 30, 2022, and December 31, 2021, respectively. Derivative liabilities' net fair value, net of cash collateral and accrued interest, totaled $34.4 million and $38.9 million as of September 30, 2022, and December 31, 2021, respectively.

The following table presents a summary of the notional amounts and estimated fair values of our outstanding derivatives, excluding accrued interest, and related hedged item by product and type of accounting treatment as of September 30, 2022, and December 31, 2021. The notional amount represents the hypothetical principal basis used to determine periodic interest payments received and paid. However, the notional amount does not represent an actual amount exchanged or our overall exposure to credit and market risk.

Table 13 - Hedged Item and Hedge-Accounting Treatment
(dollars in thousands)

			September 30, 2022		December 31, 2021
Hedged Item	Derivative	Designation(2)	Notional Amount	Fair Value	Notional Amount	Fair Value
Advances (1)	Swaps	Fair value	$3,222,610	$8,172	$2,693,195	$1,800
	Swaps	Economic	330,000	34	345,425	(11,761)
Total associated with advances			3,552,610	8,206	3,038,620	(9,961)
Available-for-sale securities	Swaps	Fair value	12,577,159	64,186	10,795,541	56,831
Trading securities	Swaps	Economic	—	—	500,000	3,087
COs	Swaps	Fair value	22,202,750	(1,435,735)	13,101,220	(173,243)
	Swaps	Economic	—	—	55,000	(24)
	Forward starting swaps	Cash Flow	1,391,000	2,814	1,391,000	(380)
Total associated with COs			23,593,750	(1,432,921)	14,547,220	(173,647)
Total			39,723,519	(1,360,529)	28,881,381	(123,690)
CO bond firm commitments			65,000	195	55,000	24
Mortgage delivery commitments			4,421	49	3,164	68
Total derivatives			$39,792,940	(1,360,285)	$28,939,545	(123,598)
Accrued interest				(1,989)		(50,008)
Cash collateral, including related accrued interest				1,784,971		513,194
Net derivatives				$422,697		$339,588

Derivative asset				$457,083		$378,532
Derivative liability				(34,386)		(38,944)
Net derivatives				$422,697		$339,588
 _______________________
(1)    As of September 30, 2022, and December 31, 2021, embedded derivatives separated from certain advance contracts with notional amounts of $330.0 million and $345.4 million, respectively, and fair values of $(32) thousand and $11.9 million, respectively, are not included in the table.
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

From time to time, due to timing differences or derivatives valuation differences between our calculated derivatives values and those of our counterparties, and to the contractual haircuts applied to securities, we pledge to counterparties cash or securities collateral whose fair value is greater than the current net negative fair-value of derivative positions outstanding with them (variation margin).

In addition, our average daily aggregate notional amount for uncleared derivatives transactions between June 2021 and August 2021 exceeded $8 billion and, as a result, as of September 1, 2022, we became subject to two-way initial margin obligations as required by the Wall Street Reform and Consumer Protection Act. For uncleared derivatives transactions executed on or after September 1, 2022, a party whose initial margin requirement for such derivatives transactions exceeds a specified threshold would be required to deliver collateral in the amount by which the initial margin requirement exceeds such specified threshold. Initial margin is required to be held at a third-party custodian for the benefit of the secured party, which can only assert ownership of such collateral upon the occurrence of certain events, including an event of default due to bankruptcy, insolvency, or similar proceeding. As of September 30, 2022, all initial margin requirements owed to our counterparties by us or owed to us by our counterparties were less than specified delivery thresholds.

Similarly, from time to time, due to timing or derivatives-valuation differences, we receive from counterparties cash or securities collateral whose fair value is less than the current net positive fair-value of derivatives positions outstanding with them. We currently pledge only cash collateral, including initial and variation margin, for cleared derivatives, but may also pledge securities for initial margin as allowed by the applicable DCO and clearing member.

Table 14 - Credit Exposure to Derivatives Counterparties
(dollars in thousands)

	As of September 30, 2022
Credit Rating (1)	Notional Amount	Net Derivatives Fair Value Before Collateral	Cash Collateral Pledged to Counterparty	Net Credit Exposure to Counterparties
Liability positions with credit exposure:
Cleared derivatives	$16,636,369	$44,019	$412,815	$456,834

CO Bond firm commitments	65,000	195	—	195
Mortgage delivery commitments (2)	4,421	54	—	54
Total	$16,705,790	$44,268	$412,815	$457,083
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

Transition from LIBOR to Alternative Reference Rates

We have exposures to investment securities and derivatives with interest rates indexed to U.S. dollar LIBOR. All of our LIBOR-indexed financial instruments utilize a LIBOR tenor that will either cease to be published or will no longer be representative after June 30, 2023. Table 15 presents our exposure to LIBOR-indexed investment securities and LIBOR-indexed derivatives, at September 30, 2022.

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

Table 15 - Financial Instruments with LIBOR Exposure at September 30, 2022
(dollars in thousands)

	Terminates in 2022	Due/Terminates in 2023, through June 30	Due/Terminates after June 30, 2023	Total
Assets with LIBOR exposure
Investment securities, par amount by contractual maturity
Non-MBS	$—	$—	$11,350	$11,350
MBS(1)	—	—	398,230	398,230
Total investment securities	$—	$—	$409,580	$409,580

LIBOR-indexed interest-rate swaps, notional amount
Receive leg
Cleared	$4,500	$—	$19,750	$24,250
Uncleared(1)	—	68,000	219,900	287,900
Total interest-rate swaps, receive leg	$4,500	$68,000	$239,650	$312,150
_______________________
(1)Balances are presented according to contractual maturity date and do not reflect scheduled or unscheduled principal repayments of underlying mortgage loans for MBS and do not reflect potential early termination option exercises for uncleared interest-rate swaps.

Table 16 - Variable Rate Financial Instruments by Interest-Rate Index
(dollars in thousands)

	Par Value of Advances	Par Value of Non-MBS Investments	Par Value of MBS	Par Value of CO Bonds
LIBOR	$—	$11,350	$398,230	$—
SOFR	367,500	—	1,532,121	5,315,000
FHLBank discount note auction rate	10,659,565	—	—	—
Constant Maturity Treasury	—	—	29	—
Other	150	—	—	—
Total	$11,027,215	$11,350	$1,930,380	$5,315,000

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

Sources and Uses of Liquidity. Our primary sources of liquidity are proceeds from the issuance of COs and advance repayments, and maturing short-term investments, as well as cash and investment holdings that are primarily high-quality, short- and intermediate-term financial instruments. During the nine months ended September 30, 2022, we maintained continuous access to funding and adapted our debt issuance to meet the needs of our members.

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

Secondary sources of liquidity include payments collected on mortgage loans, proceeds from the issuance of capital stock, and deposits from members. In addition, under the FHLBank Act, the U.S. Treasury may purchase up to $4 billion of FHLBank COs. The terms, conditions, and interest rates of such a purchase would be determined by the U.S. Treasury. This authority may be exercised at the discretion of the U.S. Treasury with the agreement of the FHFA only if alternative means cannot be effectively employed to permit members of the FHLBanks to continue to supply reasonable amounts of funds to the mortgage market, and the ability to supply such funds is substantially impaired because of monetary stringency and a high level of interest rates. There were no such purchases by the U.S. Treasury during the nine months ended September 30, 2022.

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

Liquidity Management Action Trigger. We maintain a liquidity management action trigger pertaining to projected net cash flow: if projected net cash flow falls below zero on or before the 21st day following the measurement date, then management of the Bank is notified and determines whether any corrective action is necessary. We did not exceed this threshold at any time during the nine months ended September 30, 2022.

Table 17 - Projected Net Cash Flow
(dollars in thousands)

As of September 30, 2022
21 Days
Uses of funds
Interest payable	$62,460
Maturing liabilities	11,595,009
Committed asset settlements	67,112
Capital outflow	58,286
MPF delivery commitments	4,421
Gross uses of funds	11,787,288

Sources of funds
Interest receivable	104,632
Maturing or projected amortization of assets	18,908,877
Committed liability settlements	299,992
Cash and due from banks and interest bearing deposits	628,883
Other	45,543
Gross sources of funds	19,987,927

Projected net cash flow	$8,200,639

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

During the nine months ended September 30, 2022, we were out of compliance with the Base Case Liquidity Requirement for one day and in compliance each other day.

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

Liquidity Guidance AB, the Bank has instituted a limit and management action trigger framework around these metrics as follows:

Table 18 - Funding Gap Metric

Funding Gap Metric (1)	Limit	Management Action Trigger	Three-Month Average September 30, 2022	Three-Month Average December 31, 2021
3-month Funding Gap	15%	13%	2.0%	(8.2)%
1-year Funding Gap	30%	25%	15.0%	(0.5)%
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

Debt Financing — Consolidated Obligations

At September 30, 2022, and December 31, 2021, outstanding COs for which we are primarily liable, including both CO bonds and CO discount notes, totaled $54.5 billion and $28.9 billion, respectively. CO bonds outstanding for which we are primarily liable at September 30, 2022, and December 31, 2021, include issued callable bonds totaling $20.3 billion and $12.8 billion, respectively.

CO discount notes comprised 39.8 percent and 7.9 percent of the outstanding COs for which we are primarily liable at September 30, 2022, and December 31, 2021, respectively, but accounted for 90.7 percent and 93.1 percent of the proceeds from the issuance of such COs during the nine months ended September 30, 2022 and 2021, respectively.

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

The Federal Reserve’s recent signaling of inflation concerns and potential changes to its repurchase agreement offerings, purchases of U.S. Treasury securities and U.S. Agency mortgage-backed securities, as well as the previous establishment of liquidity facilities, are potentially important factors that could continue to shape investor demand for debt, including COs. Moreover, increases in U.S. Treasury security issuance in response to high fiscal deficits following fiscal stimulus programs underlying the CARES Act, American Rescue Plan Act, and any similar future legislation or any change or roll back of regulations governing money market investors may also have an impact on our funding costs.

Capital

Total capital at September 30, 2022, was $3.1 billion compared with $2.5 billion at year-end 2021.

Capital stock increased by $764.1 million during the nine months ended September 30, 2022, resulting from the issuance of $3.0 billion of capital stock offset by capital stock repurchases of $2.2 billion.

The FHLBank Act and FHFA regulations specify that each FHLBank is required to satisfy certain minimum regulatory capital requirements. We were in compliance with these requirements at September 30, 2022, as discussed in Part 1— Item 1 — Notes to the Financial Statements — Note 10 — Capital.

Table 19 - Mandatorily Redeemable Capital Stock by Expiry of Redemption Notice Period
(dollars in thousands)

	September 30, 2022	December 31, 2021
Past redemption date (1)	$3,086	$3,138
Due in one year or less	—	92
Due after one year through two years	59	30
Due after two years through three years	435	—
Due after three years through four years	689	581
Due after four years through five years	6,128	9,721
Total	$10,397	$13,562
_______________________
(1)    Amount represents mandatorily redeemable capital stock that has reached the end of the five-year redemption-notice period but the member-related activity (for example, advances) remains outstanding. Accordingly, these shares of stock will not be redeemed until the activity is no longer outstanding.

Capital Rule

The FHFA’s regulation on FHLBank capital classification and critical capital levels (the Capital Rule), among other things, establishes criteria for four capital classifications and corrective action requirements for FHLBanks that are classified in any classification other than adequately capitalized. The Capital Rule requires the Director of the FHFA to determine on no less than a quarterly basis the capital classification of each FHLBank. By letter dated September 15, 2022, the Director of the FHFA notified us that based on June 30, 2022, financial information, we met the definition of adequately capitalized under the Capital Rule.

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

Internal Minimum Capital Requirement in Excess of Regulatory Requirements

To provide protection for our capital base, we maintain an internal minimum capital requirement whereby the amount of paid-in capital stock and retained earnings (together, our actual regulatory capital) must be at least equal to the sum of 4 percent of our total assets plus an amount we measure as our risk exposure with 99 percent confidence using our economic capital model (together, our internal minimum capital requirement). As of September 30, 2022, this internal minimum capital requirement equaled $2.9 billion, which was satisfied by our actual regulatory capital of $3.4 billion.

Minimum Retained Earnings Target

At September 30, 2022, we had total retained earnings of $1.7 billion compared with our minimum retained earnings target of $700.0 million. We generally view our minimum retained earnings target as a floor for retained earnings rather than as a retained earnings limit and expect to continue to grow our retained earnings modestly even though we exceed the target.

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

Table 20 - Capital Stock Requirements and Excess Capital Stock
(dollars in thousands)

	Membership Stock Investment Requirement(1)	Activity-Based Stock Investment Requirement	Total Stock Investment Requirement (2)	Outstanding Class B Capital Stock (3)	Excess Class B Capital Stock
September 30, 2022	$316,280	$1,353,558	$1,669,859	$1,728,145	$58,286
December 31, 2021	429,353	505,264	934,638	967,200	32,562
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

To facilitate our ability to maintain a prudent level of capitalization and an efficient capital structure, while providing for an equitable allocation of excess stock ownership among members, we conduct daily repurchases of excess stock from any shareholder whose excess stock exceeds the lesser of $3 million or 3 percent of the shareholder’s total stock investment requirement, subject to the minimum repurchase of $100,000. We plan to continue with this practice, subject to regulatory requirements and our anticipated liquidity or capital management needs, although continued repurchases remain at our sole discretion, and we retain authority to adjust our excess stock repurchase practices subject to notice requirements defined in our Capital Plan, or to suspend repurchases of excess stock from any shareholder or all shareholders without prior notice.

Restricted Retained Earnings

At September 30, 2022, our total required contribution to the restricted retained earnings account was $530.7 million compared with our total contribution of $388.6 million. Due to the increase in the average balance of consolidated obligations during the quarter ended September 30, 2022, we contributed $12.0 million of third quarter 2022 net income to restricted retained earnings.

Contractual Obligations

During the third quarter of 2022, the Bank entered into a lease modification agreement for its existing headquarters in the Prudential Tower in Boston, MA, and concurrently entered into a lease for new office space within the same building. The new office space lease commences on January 1, 2023, and the Bank intends to relocate from our existing office space to the new office space in 2023. The new lease will terminate on December 31, 2038. Additionally, during the third quarter of 2022 the Bank entered into a lease modification agreement for its business continuity site, which extends the term of the lease by four years and two months, which will terminate on April 30, 2027. As a result of these lease agreements and lease modifications, the Bank’s future minimum lease payments for operating leases are the following, as of September 30, 2022:

Table 21 - Operating Lease Future Minimum Lease Payments
(dollars in thousands)

Operating lease obligations	As of September 30, 2022
Less than one year	$2,085
One to three years	4,750
Three to five years	4,922
Thereafter	29,814
Total	$41,571

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

As of September 30, 2022, we have not made any significant changes to the estimates and assumptions used in applying our critical accounting policies and estimates from those used to prepare our audited financial statements.

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

Amendments to FINRA Rule 4210: Margining of Covered Agency Transactions. On August 15, 2022, the SEC published amendments to Financial Industries Regulatory Authority (FINRA) Rule 4210 that delayed the effectiveness of margining requirements for covered agency transactions from October 26, 2022, until at least April 24, 2023. These amendments became effective upon FINRA’s filing with the SEC on July 29, 2022. Once the margining requirements are effective, we may be required to collateralize our transactions that are covered agency transactions, which include to be announced transactions (TBAs). These collateralization requirements could have the effect of reducing the overall profitability of engaging in covered agency transactions, including TBAs. We do not expect this rule to have a material effect on our financial condition or results of operations.

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

Strategies to Manage Market and Interest-Rate Risk

General

We use various strategies and techniques in an effort to manage our market and interest-rate risk including the following and combinations of the following:

•the issuance of COs that can be used to match interest-rate-risk exposures of our assets (at September 30, 2022, fixed-rate noncallable debt, not hedged by interest-rate swaps, amounted to $6.5 billion, compared with $8.4 billion at December 31, 2021);
•the issuance of COs with embedded call options to mitigate interest-rate and prepayment risks of our mortgage loans and certain MBS (at September 30, 2022, and December 31, 2021, fixed-rate callable debt not hedged by interest-rate swaps amounted to $595.0 million and $520.0 million, respectively);
•the issuance of CO bonds together with interest-rate swaps (either cleared if no optionality or uncleared if containing optionality) that receive a coupon rate that offsets the bond coupon rate and any optionality embedded in the bond, thereby effectively creating a floating-rate liability (total CO bond debt used in conjunction with interest-rate-exchange agreements was $21.9 billion, or 63.8 percent of our total outstanding CO bonds at September 30, 2022, compared with $13.0 billion, or 48.6 percent of total outstanding CO bonds, at December 31, 2021);
•the issuance of advances together with interest-rate swaps that pay a coupon rate that offsets the advance coupon rate and any optionality embedded in the advance, thereby effectively creating a floating-rate asset (total advances used in conjunction with interest-rate-exchange agreements, including both fair-value hedge relationships and economic hedge relationships, was $3.6 billion, or 10.5 percent of our total outstanding advances at September 30, 2022, compared with $3.0 billion, or 24.6 percent of total outstanding advances, at December 31, 2021);
•the purchase of available-for-sale securities together with interest-rate swaps that pay a coupon rate that offsets the security’s coupon rate, thereby effectively creating a floating-rate asset (total available-for-sale securities used in conjunction with interest-rate-exchange agreements was $12.6 billion, or 85.8 percent of our total outstanding available-for-sale securities at September 30, 2022, compared with $10.8 billion, or 85.2 percent of total outstanding available-for-sale securities, at December 31, 2021);
•contractual provisions for certain advances that require borrowers to pay us prepayment fees, to make us financially indifferent if the borrower prepays such advances prior to maturity; and
•the use of derivatives to hedge the interest-rate risk of anticipated future CO debt issuance (at both September 30, 2022, and December 31, 2021, forward starting interest-rate swaps hedging the anticipated future issuance of CO debt was $1.4 billion).

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

MVE, and, in particular, the ratio of MVE to the book value of equity (BVE), is a measure of the current value of shareholder investment based on market rates, spreads, prices, and volatility at the reporting date. However, these valuations may not be fully representative of future realized prices. Valuations are based on market yields and prices of individual assets, liabilities, and derivatives, and therefore embed elements of option, credit, and liquidity risk which may not be representative of future net income to be earned from the spread between asset yields and funding costs. Further, MVE does not consider future new business activities, or income or expense derived from sources other than financial assets or liabilities. For purposes of measuring this ratio, the BVE is equal to the par value of capital stock including mandatorily redeemable capital stock, retained earnings, and accumulated other comprehensive income.

We measure our exposure to market and interest-rate risk using several metrics, including:

•the ratio of MVE to BVE;

•the ratio of MVE to the par value of our Class B Stock (Par Stock), which we refer to as the MVE to Par Stock ratio;
•the ratio of MVE to the market value of assets, which we refer to as the economic capital ratio;
•VaR, which measures the potential change in our MVE, based on a set of stress scenarios (VaR Stress Scenarios) using historically-based interest-rate, volatility and Option Adjusted Spread (OAS) movements starting at the most recent month-end and going back monthly to 1998. For risk-based capital purposes and compliance with our internal management action trigger, VaR is reported as the average of the 5 worst case scenarios.
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

Table 22 - Interest-Rate / Market-Rate Risk Metrics

	September 30, 2022	December 31, 2021	Target, Limit or Management Action Trigger
MVE	$3.2 billion	$2.5 billion	None
MVE/BVE	101%	96%	None
MVE/Par Stock	183%	253%	Maintain above 130% (management action trigger) and 125% (limit)
Economic Capital Ratio	5.3%	7.4%	Maintain above 4.5% (management action trigger) and 4.0% (limit)
VaR	7.3% of MVE	8.7% of MVE	Maintain below 12 percent of MVE (management action trigger)
Duration of Equity (1)(2)	+2.13 years	+0.37 years	Maintain between +/- 3.5 years (management action trigger) and +/- 4.0 years (limit)
MVE Sensitivity: (1)(3)
Down 200 basis point parallel rate shock	2.7%	(0.9)%	Maintain above -10% (management action trigger) and -15% (limit)
Up 200 basis point parallel rate shock	(5.0)%	(4.2)%
Duration Gap (1)(4)	+1.35 months	+0.33 months	None
_______________________
(1)    Metrics for measuring against the management action triggers and limits are calculated using a methodology which does not constrain interest rates to a minimum of zero percent. Additional metrics are calculated in accordance with guidance from the FHFA, which requires that we constrain projected future interest rates and discounting yields to a minimum of zero percent. Due to the significant increase in interest rates for the period ended September 30, 2022, the results of the constrained and unconstrained metrics were the same.
(2)    Using the methodology which constrains interest rates to a minimum of zero percent, duration of equity is +1.09 years as of December 31, 2021.
(3)    Using the methodology which constrains interest rates to a minimum of zero percent, MVE sensitivity in a down 200 basis point parallel rate shock is +10.4 percent as of December 31, 2021, and MVE sensitivity in an up 200 basis point parallel rate shock is (4.2) percent as of December 31, 2021.
(4)    Using the methodology which constrains interest rates to a minimum of zero percent, duration gap is +0.98 months as of December 31, 2021.

Value at Risk. VaR, which measures the potential change in our MVE, is based on a set of stress scenarios (VaR Stress Scenarios) using historically-based interest-rate, volatility and option-adjusted spread (OAS) movements starting at the most recent month-end and going back monthly to 1998. For risk-based capital purposes and compliance with our internal management action trigger, VaR is reported as the average of the five worst scenarios.

FHFA Advisory Bulletin 2018-01, which was effective as of January 1, 2020, provides guidance for our determination of market risk scenarios that are incorporated into our internal market risk models. Our VaR model results utilize interest rate, volatility and OAS shocks provided by the FHFA.

The table below presents the VaR estimate as of September 30, 2022, and December 31, 2021, and represents the estimates of potential reduction to our MVE from potential future changes in market factors, as described above. Estimated potential market value loss exposures are expressed as a percentage of the current MVE. The table is intended to represent a statistically based range of VaR exposures.

Table 23 - Value-at-Risk
(dollars in millions)

	Value-at-Risk (Gain) Loss Exposure
	September 30, 2022		December 31, 2021
Confidence Level	% of MVE (1)	Amount	% of MVE (1)	Amount
50%	2.37%	$75.0	4.11%	$100.7
75%	3.85	121.7	5.52	135.3
95%	5.73	181.1	7.67	188.1
99%	7.16	226.4	8.14	199.5

Average of five worst scenarios, as of period end	7.34	232.0	8.71	213.5
_____________________________
(1)    Loss exposure is expressed as a percentage of base MVE.

Income Simulation and Repricing Gaps. To provide an additional perspective on market and interest-rate risks, we have an income-simulation model that projects adjusted net income over the ensuing 12-month period using a range of potential interest-rate scenarios, including parallel interest-rate shocks, nonparallel interest-rate shocks, and changes in basis risk. The income simulation metric is based on projections of adjusted net income divided by capital stock (including mandatorily redeemable capital stock). Projections of adjusted net income exclude: a) projected prepayment of advances and prepayment penalties; b) loss on early extinguishment of debt; c) changes in fair values from hedging activities and d) changes in fair values of trading securities. The simulations are solely based on simulated movements in interest rates and do not reflect potential impacts of credit events, including, but not limited to, potential provision for credit losses.

Management has put in place management action triggers whereby senior management is explicitly informed of instances where our projected return on capital stock (ROCS) falls below the average yield on SOFR plus our dividend spread over a twelve-month horizon in a variety of interest-rate shock scenarios limited to +/- 200 basis points. The results of this analysis for September 30, 2022, showed that in the base case our ROCS was 773 basis points over SOFR, and in the worst case modeled, the down 200 basis points scenario, our ROCS fell 122 basis points to 651 basis points over SOFR. Our ROCS spread to SOFR has remained above the management action trigger minimum during 2022. For December 31, 2021, the results of this analysis showed in the base case our ROCS was 396 basis points over SOFR, and in the worst case modeled, the down 200 basis point scenario, our ROCS fell 163 basis points to 233 basis points over SOFR.

Certain Market and Interest-Rate Risk Metrics under Potential Interest-Rate Scenarios

We also monitor the sensitivities of MVE and the duration of equity to potential interest-rate scenarios. The following table presents certain market and interest-rate risk metrics under different interest-rate scenarios.

Table 24 - Market and Interest-Rate Risk Metrics
(dollars in millions)

	September 30, 2022
	Down 300(1)	Down 200(1)	Down 100(1)	Base	Up 100	Up 200	Up 300
MVE	$3,242	$3,247	$3,218	$3,162	$3,086	$3,003	$2,917
Percent change in MVE from base	2.5%	2.7%	1.8%	—%	(2.4)%	(5.0)%	(7.7)%
MVE/BVE	103%	103%	102%	101%	98%	96%	93%
MVE/Par Stock	188%	188%	186%	183%	179%	174%	169%
Duration of Equity	-0.51 years	+0.37 years	+1.34 years	+2.13 years	+2.61 years	+2.82 years	+2.87 years
Return on Capital Stock less SOFR	5.79%	6.51%	7.30%	7.73%	7.79%	7.80%	7.80%
Net income percent change from base	(40.85)%	(26.54)%	(11.73)%	—%	8.67%	16.80%	24.89%

	December 31, 2021
	Down 300(1)	Down 200(1)	Down 100(1)	Base	Up 100	Up 200	Up 300
MVE	$2,704	$2,706	$2,488	$2,452	$2,421	$2,349	$2,252
Percent change in MVE from base	10.3%	10.4%	1.5%	—%	(1.3)%	(4.2)%	(8.2)%
MVE/BVE	106%	106%	98%	96%	95%	92%	89%
MVE/Par Stock	280%	280%	257%	253%	250%	243%	233%
Duration of Equity	-0.07 years	+5.37 years	+ 3.78 years	+1.09 years	+2.21 years	+3.58 years	+4.49 years
Return on Capital Stock less SOFR	2.33%	2.33%	2.65%	3.96%	4.05%	3.97%	3.68%
Net income percent change from base	(46.68)%	(46.70)%	(39.37)%	—%	24.45%	44.81%	60.66%
____________________________
(1)    In a low interest-rate environment, downward rate shocks are floored as they approach zero, and therefore may not be fully representative of the indicated rate shock.

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

Our management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures, with the participation of the president and chief executive officer and chief financial officer, as of September 30, 2022. Based on that evaluation, our president and chief executive officer and chief financial officer have concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of September 30, 2022.

Changes in Internal Control over Financial Reporting

During the quarter ended September 30, 2022, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

As noted in Part I – Item 3 – Legal Proceedings in the 2021 Annual Report, we continue to pursue our private-label MBS litigation against Moody’s Investors Service, Inc. and Moody’s Corporation in the New York Supreme Court.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

Number	Exhibit Description	Reference

3.2	By-laws of the Federal Home Loan Bank of Boston, as amended and restated on October 21, 2022	Filed within this Form 10-Q
10.1	Federal Home Loan Bank of Boston 2023 Director Compensation Policy	Exhibit 10.1 to our 8-K filed with the SEC on October 26, 2022
10.2	First Amendment to Lease Between Federal Home Loan Bank of Boston and BP Prucenter Acquisition LLC, dated August 8, 2022	Exhibit 10.2 to our 8-K filed with the SEC on August 12, 2022
31.1	Certification of the president and chief executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed within this Form 10-Q
31.2	Certification of the chief financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed within this Form 10-Q
32.1	Certification of the president and chief executive officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed within this Form 10-Q
32.2	Certification of the chief financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed within this Form 10-Q
101.INS	XBRL Instance Document	The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document	Filed within this Form 10-Q
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	Filed within this Form 10-Q
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	Filed within this Form 10-Q
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	Filed within this Form 10-Q
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	Filed within this Form 10-Q
104	The cover page of the Bank’s Quarterly report on Form 10-Q, formatted in Inline XBRL	Included within the Exhibit 101 attachments

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date	FEDERAL HOME LOAN BANK OF BOSTON (Registrant)
November 10, 2022	By:	/s/	Timothy J. Barrett
Timothy J. Barrett President and Chief Executive Officer
November 10, 2022	By:	/s/	Frank Nitkiewicz
Frank Nitkiewicz Executive Vice President, Chief Operating Officer and Chief Financial Officer