Form 10-K
period 2022-12-31
Federal Home Loan Bank of Boston
filed 2023-03-17
CIK 1331463

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.     ☑
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒
Registrant's stock is not publicly traded and is only issued to members of the registrant. Such stock is issued and redeemed at par value, $100 per share, subject to certain regulatory and statutory limits. As of February 28, 2023, including mandatorily redeemable capital stock, we had 20,870,108 outstanding shares of Class B stock.

DOCUMENTS INCORPORATED BY REFERENCE
None

FEDERAL HOME LOAN BANK OF BOSTON
2022 Annual Report on Form 10-K

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

We are a privately capitalized cooperative, and our mission is to provide our members with highly reliable wholesale funding and liquidity. We deliver competitively priced financial products and services, expertise that supports housing finance, community development, and economic growth, including programs targeted to lower-income households, and a competitive return on investment to our member shareholders. We serve the residential-mortgage and community-development lending activities of our members and certain nonmember institutions (referred to as housing associates) located in our district. Our district is comprised of Connecticut, Maine, Massachusetts, New Hampshire, Rhode Island, and Vermont. There are 11 district Federal Home Loan Banks (the FHLBanks or the FHLBank System) located across the U.S., each supporting the lending activities of its members within their districts. Each FHLBank is a separate entity with its own board of directors, management, and employees.

We are exempt from ordinary federal, state, and local taxation except for local real estate tax. However, we are required by statute to set aside funds at a 10 percent rate on our net earnings for our Affordable Housing Program (AHP). For additional information, see — AHP Assessment. We also have voluntarily made an additional contribution to our AHP, and put in place certain subsidized advance, bond purchasing and grant programs, including our Jobs for New England (JNE) program, our Housing Our Workforce (HOW) program and our Helping to House New England (HHNE) program. For additional information, see — Targeted Housing and Community Investment Programs.

We are managed with the primary objectives of enhancing the value of our membership and fulfilling our public purpose. In pursuit of our primary objectives, we have adopted long-term strategic priorities in our strategic business plan, which are to:

•advance our affordable housing and community development mission through innovative programs;
•position the Bank to compete effectively in support of home financing and member funding needs;
•maintain an appropriate and efficient capital structure considering the Bank’s risk profile through proactive capital stock management and dividend strategies;
•advocate stakeholder interests in policy matters, and effectively monitor and respond to legislative and regulatory initiatives;
•acquire, develop and retain the talent required to meet the current and future needs of the organization;
•leverage the advantages of a diverse, equitable, and inclusive organization in all aspects of our organizational efforts; and
•uphold our commitment to efficient and effective operations, while evolving as an agile organization that responds effectively to emerging opportunities and risks.

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

The FHFA conducts an annual examination and other periodic reviews of our operations to assess our safety and soundness as well as our compliance with statutory and regulatory requirements, and requires ongoing reporting of specific information through the issuance of special data requests. In addition, we are required to submit information on our financial condition and results of operations each month to the FHFA, and we are required to report other supplemental information to the FHFA on a periodic basis. We are prohibited by FHFA regulations from disclosing the results of the FHFA's examinations and reviews. However, information from those examinations and reviews could become publicly available either through the FHFA or through the FHFA's Office of Inspector General, which can sometimes occur via their reports to Congress.

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

Workforce Profile

Our workforce is primarily comprised of corporate employees, with our principal operations in one location. As of December 31, 2022, we had 188 full-time employees and no part-time employees. We employ temporary personnel to supplement our workforce as business needs arise. As of December 31, 2022, approximately 39 percent of our workforce was female, 61 percent male, 71 percent non-minority and 29 percent minority (gender and minority status are based on employee self-identification) and the average tenure of our employees was 12.5 years. Our workforce is leanly staffed, and historically has included a number of longer-tenured employees. We strive to both develop talent from within the organization and supplement with external hires. We believe that developing talent internally results in institutional strength and continuity and promotes loyalty and commitment in our employee base, which furthers our success, while adding new employees contributes to new ideas, continuous improvement, and our goals of having a diverse and inclusive workforce. In 2022, our staff turnover returned to levels similar to those prior to the COVID-19 pandemic. There are no collective bargaining agreements with our employees.

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
•Benefits – We offer a variety of competitive retirement, health and welfare and other benefits as critical components in the total rewards program. These benefits are intended to provide employees vehicles to save for retirement and provide affordable access to healthcare while encouraging healthy choices and behaviors. For more information on our retirement plans, see — Part III - Item 11- Executive Compensation - Compensation Discussion and Analysis - Retirement and Deferred Compensation Plans.
•Time away from work – This includes paid time off for vacation, personal, holiday, and volunteer opportunities. This also includes sick time at full pay and salary continuation at 65 percent of base pay for periods of extended illness.
•Culture – We have worked to develop an inclusive environment based on a Bank-wide value of respect. We maintain an employee-staffed Inclusion Council which works on supporting our strategic imperative to leverage diversity, equity and inclusion in all aspects of our business. Additionally, we prioritize initiatives to enhance employee engagement in many aspects of our business operation.
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

Membership

Table 1 - Number of Members by Institution Type

	December 31,
	2022	2021	2020
Commercial banks	50	51	42
Credit unions	159	159	161
Insurance companies	74	68	70
Savings institutions	138	141	156
CDFI, non-depository institutions	4	4	4
Total members	425	423	433

As of December 31, 2022, 2021, and 2020, 65.9 percent, 57.0 percent, and 60.0 percent, respectively, of our members had outstanding advances with us. These usage rates are calculated excluding housing associates and other nonmember borrowers. While eligible to borrow, housing associates are not members and, as such, cannot hold our capital stock. Other nonmember borrowers consist of institutions that are former members or that have acquired former members and assumed the advances and capital stock held by those former members. These other nonmember borrowers are required to hold capital stock to support outstanding advances with us until those advances either mature or are paid off. In addition, nonmember borrowers are required to deliver all required collateral to us or our safekeeping agent until all outstanding advances either mature or are paid off. Other than housing associates, nonmember borrowers may not request new advances and are not permitted to extend or renew any advances they have assumed.

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

Economic Conditions

While our membership is limited to institutions with a principal place of business located in our district, both U.S. national and New England economic conditions, particularly in the housing market, impact our results of operations, financial condition, and future prospects. For example, demand for advances is influenced in part by factors such as the level of our members' deposits, which serve as liquidity alternatives to advances, and demand for residential mortgage loans, which members can generally use as collateral for advances. For information on some of the economic factors that have impacted us in 2022 and are expected to impact us in 2023, see Part II — Item 7 — Management's Discussion and Analysis of Financial Condition and Results of Operations — Economic Conditions.

Business Lines

Our business lines include offering credit products, such as advances, access to the Mortgage Partnership Finance® (MPF®) program, deposit and safekeeping services, and access to the AHP. We also maintain a portfolio of investments for liquidity purposes and to supplement earnings.

Advances. We serve as a source of liquidity and make advances secured by mortgage loans and other eligible collateral to our members and housing associates. We offer an array of fixed- and variable-rate advances products, with repayment terms intended to provide funding alternatives to our members in many interest-rate environments and situations. Principal repayment terms may be structured as 1) interest-only to maturity (sometimes referred to as bullet advances) or to an optional early termination date or series of dates or 2) amortizing advances, which are fixed-rate and term structures with monthly payments of interest and principal.

"Mortgage Partnership Finance," "MPF," "eMPF" and "MPF Xtra" are registered trademarks of the Federal Home Loan Bank of Chicago.

With respect to advances outside our targeted housing and community investment programs, we price advances to generate a targeted profit margin above the estimated marginal cost of raising funding with a similar maturity profile as well as associated operating and administrative costs. In accordance with the FHLBank Act and FHFA regulations, we price our advance products in a consistent and nondiscriminatory manner to all members. However, we are permitted to differentially price our products based on the creditworthiness of the member, volume, or other reasonable criteria applied consistently to all members.

Our major competitors are other sources of liquidity, including retail deposits, investment banks, commercial banks, wholesale/brokered deposits, and, in limited instances, other FHLBanks.

We had 280 members, four housing associates, and four nonmember institutions with advances outstanding as of December 31, 2022. For information on competition and trends in demand for advances, see Part II — Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Executive Summary — Advances Balances.

Members that have an approved line of credit with us may, from time to time, overdraw their demand-deposit account. These overdrawn demand-deposit accounts are reported as advances in the statements of condition. These line of credit advances are fully secured by eligible collateral pledged by the member to us. In cases where the member overdraws its demand-deposit account by an amount that exceeds its approved line of credit, we may assess a penalty fee to the member.

In addition to making advances to members, we are permitted under the FHLBank Act to make advances to housing associates that are approved mortgagees under Title II of the National Housing Act. Housing associates must be chartered under law and such charter shall remain in effect unless dissolved by an act of legislature, be subject to inspection and supervision by a governmental agency, and lend their own funds as their principal activity in the mortgage field. Housing associates are not subject to capital stock investment requirements, however, they are subject to the same underwriting standards as members, but are more limited in the forms of collateral that they may pledge to secure advances.

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

The AHP is a statutorily mandated program under which we provide subsidies in the form of direct grants or subsidized advances issued at interest rates below our funding cost (AHP advances) to help fund affordable housing projects that are directly sponsored by members. AHP funds are required to be used for homeownership housing for households with incomes at or below 80 percent of the median income for the area, or rental housing in which 20 percent of the units are for households with incomes that do not exceed 50 percent of the median income for the area. Program funds must be used for the direct costs to acquire, construct, or rehabilitate affordable housing. For further information about how AHP subsidies are funded, see AHP Assessment below.

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

JNE provides subsidized advances and grants to support small businesses in New England that create and/or retain jobs, or otherwise contribute to overall economic development activities. The JNE program was initially established to provide subsidies used to write down interest rates to a significant discount to our funding cost on eligible advances that finance qualifying loans to small businesses.

The HOW program enables members to provide down payment assistance to households with incomes above 80 percent up to 120 percent of the area median income.

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

Investments. We maintain a portfolio of investments for liquidity purposes and to supplement earnings. To better meet members' potential borrowing needs at times when access to the capital markets is unavailable (either due to requests that follow the end of daily debt issuance activities or due to a market disruption event impacting CO issuance) and in support of certain statutory and regulatory liquidity requirements, as discussed in Part II — Item 7 — Management's Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources, we maintain a portfolio of short-term investments issued by highly-rated institutions, primarily consisting of federal funds, securities purchased under agreements to resell secured by U.S. Treasury securities, or Government National Mortgage Association (Ginnie Mae), Federal National Mortgage Association (Fannie Mae), or Federal Home Loan Mortgage Corporation (Freddie Mac) securities, and interest-bearing deposit accounts at banks. We also purchase U.S. Treasury securities with maturities of up to 10 years to support our liquidity.

We also leverage our capital to enhance our income and further support our contingent liquidity needs and mission by maintaining a longer-term investment portfolio. This portfolio includes debentures issued or guaranteed by the U.S. Treasury, U.S. government agencies and instrumentalities, as well as supranational institutions, and mortgage-backed securities (MBS) that are issued by GSE and U.S. government agencies. In accordance with our policy all securities must be internally rated no lower than FHFA3 on an internal rating scale of FHFA1 through FHFA7, reflecting progressively lower credit quality. The internal rating categories of FHFA1 through FHFA4 are considered to be investment quality. We also may purchase securities issued by state or local HFAs that meet an internal rating requirement of at least FHFA2. The long-term investment portfolio is intended to provide us with higher returns than those available in the short-term money markets. For a discussion of developments and factors that have impacted and could continue to impact the profitability of our investments, particularly our long-term investment portfolio, see Part II — Item 7 — Management's Discussion and Analysis of Financial Condition and Results of Operations — Executive Summary.

Under our regulatory authority to purchase MBS, additional investments in MBS and asset-backed securities (ABS) are prohibited if our investments in such securities exceed 300 percent of capital at the time of purchase. Capital for this calculation is defined as capital stock, mandatorily redeemable capital stock, and retained earnings. On December 31, 2022, and 2021, our MBS and ABS holdings represented 220 percent and 276 percent of capital, respectively.

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

Our core mission achievement ratio for the years ended December 31, 2022 and 2021 was 72.3 percent and 71.2 percent, respectively.

Mortgage Loan Finance. We participate in the MPF program, which is a secondary mortgage market structure under which we either invest in or, for fees, facilitate third party investors' investment in eligible mortgage loans (referred to as MPF loans) from FHLBank members, referred to as "participating financial institutions." MPF loans are fixed rate, residential mortgage loans that are either conventional (conventional mortgage loans) or insured or guaranteed by the Federal Housing Administration (the FHA), the U.S. Department of Veterans Affairs (the VA), the Rural Housing Service of the U.S. Department of Agriculture (RHS), or the U.S. Department of Housing and Urban Development (HUD) (government mortgage loans) and are secured by one- to four-family residential properties with original maturities ranging from five years to 30 years or participations in such mortgage loans. For information on trends in the size of the program in 2022, see Part II — Item 7 — Management's Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition — Mortgage Loans.

A variety of MPF loan products have been developed to meet the differing needs of participating financial institutions. We have offered our members MPF Original, MPF 125, MPF Plus, MPF 35, MPF Government, MPF Government MBS and MPF Xtra, each being closed-loan products in which we (or a third party investor in the case of MPF Xtra, or MPF Government MBS) invest in MPF loans that have been acquired or have already been closed by a participating financial institution with its own funds. The products have different credit-risk-sharing characteristics based upon the different levels for the first loss account and credit-enhancement and the types of credit-enhancement fees (performance-based, fixed amount, or none). In the case of MPF Xtra and MPF Government MBS, each product facilitates the investment in MPF loans by third party investors for which we are paid fees and under which the related credit and market risks are transferred to the investors. There are no first loss account, credit-enhancement, or credit-enhancement fees for MPF Xtra and MPF Government MBS because the loans are sold to third parties that assume the embedded credit risk. For government mortgage loans, participating financial institutions provide the required credit-enhancement by delivering loans that are guaranteed or insured by a department or agency of the U.S. government.

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

MPF Servicing

Participating financial institutions can retain the rights and responsibilities for servicing MPF loans sold to us under the MPF program or choose a servicing released option. Servicing functions include loan collections and remittances, default management, loss mitigation, foreclosure, and disposition of the real estate acquired through foreclosure or deed-in-lieu of foreclosure.

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

Loss Allocation

Credit losses from conventional mortgage loans that are not covered by the borrower's equity in the mortgaged property, property insurance, or primary mortgage insurance are allocated between us and the participating financial institution as follows:

•Credit losses are allocated first to us, up to an agreed-upon amount, called the first loss account determined for the MPF product as follows:

MPF Original. The first loss account starts at zero on the day the first MPF loan under a master commitment is purchased and increases monthly over the life of the master commitment at a rate that ranges from 0.03 percent to 0.06 percent (three to six basis points) per annum based on the month-end outstanding aggregate par value of the master commitment. The first loss account is structured so that over time, it should cover expected losses on a master commitment, though losses early in the life of the master commitment could exceed the first loss account and be charged in part to the participating financial institution's credit-enhancement.

MPF 125. The first loss account is equal to 1.00 percent (100 basis points) of the aggregate par value of the MPF loans funded under the master commitment. Once the master commitment is fully funded or expires, the first loss account is expected to cover expected losses on that master commitment. We may recover a portion of losses allocated to the first loss account by withholding performance credit-enhancement fees payable to the participating financial institution.

MPF Plus. The first loss account is equal to an agreed-upon number of basis points of the aggregate par value of the MPF loans funded under the master commitment that is not less than the amount of expected losses on the master commitment. Once the master commitment is fully funded, the first loss account is expected to cover expected losses on that master commitment. We may recover a portion of losses allocated to the first loss account by withholding performance credit-enhancement fees payable to the participating financial institution.

MPF 35. The first loss account is equal to 35 basis points of the aggregate par value of the MPF loans funded under the master commitment. We may recover a portion of losses allocated to the first loss account by withholding performance credit-enhancement fees payable to the participating financial institution.

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

COs, consisting of bonds and discount notes, represent our primary source of debt to fund advances, mortgage loans, and investments. All COs are issued on behalf of a single FHLBank (as the primary obligor) through the Office of Finance, but all COs are the joint and several obligations of all of the FHLBanks. COs are not obligations of the U.S. government and are not guaranteed by the U.S. government or any government agency. As of February 28, 2023, Moody's Investors Service Inc. (Moody's) rated COs Aaa/P-1, and Standard & Poor’s Financial Services LLC (S&P) rated them AA+/A-1+. The GSE status of the FHLBanks and the ratings of the COs have historically provided the FHLBanks with ready capital market access. For information on the market for COs during the period covered by this report, see Part II — Item 7 — Management's Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Liquidity.

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

Table 2 - Ratio of Non-Pledged Assets to Total Consolidated Obligations
(dollars in thousands)

	December 31,
	2022	2021
Cash and due from banks	$7,593	$204,993
Advances	41,599,581	12,340,020
Investments (1)	17,918,781	16,372,499
Mortgage loans, net	2,758,429	3,120,159
Accrued interest receivable	134,268	68,360
Less: pledged assets	—	(27,630)
Total non-pledged assets	$62,418,652	$32,078,401
Total consolidated obligations	$58,540,803	$28,888,352
Ratio of non-pledged assets to consolidated obligations	1.07	1.11
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

Total Stock-Investment Requirement (TSIR). Each member is required to satisfy its TSIR at all times, which is an amount of stock equal to its activity-based stock-investment requirement plus its membership stock-investment requirement rounded up to the nearest whole share. Any stock held by a member in excess of its TSIR is referred to as excess stock. On December 31, 2022, members and nonmembers with capital stock outstanding held excess capital stock totaling $56.9 million, representing approximately 2.8 percent of total capital stock outstanding.

Membership Stock-Investment Requirement (MSIR). The MSIR is equal to 0.05 percent of the value of the member’s total assets measured as of December 31 of the preceding year subject to a current minimum balance of $10,000 and a current maximum balance of $5.0 million. For insurance company members, the MSIR’s total assets amount excludes any assets in a separate account, segregated account, or protected account. Each member’s MSIR is adjusted annually on or about March 31 to reflect total assets as of December 31 of the preceding year.

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

Repurchase of Excess Stock. Our capital plan provides us with the authority and sole discretion to repurchase excess stock from any shareholder at par value upon 15 days prior written notice to the member, unless a shorter notice period is agreed to in writing with the member, so long as the repurchase will not cause us to fail to meet any of our regulatory capital requirements or violate any other applicable limitation or prohibition. It is our practice to repurchase daily the excess stock held by any shareholder whose excess stock exceeds the lesser of $3.0 million or 3.00 percent of the shareholder’s TSIR, subject to a minimum repurchase of $100,000. We retain authority to suspend repurchases of excess stock from any member or all members without prior notice. In addition to daily repurchases, shareholders may request that we voluntarily repurchase excess stock shares at any time. In either case, we retain sole discretion over any voluntary repurchases of excess stock in accordance with our capital plan. The discretion to suspend repurchases or to decline a member’s repurchase request would most likely be exercised in one of two scenarios. In the first scenario, discretion would be exercised because the member’s financial condition or collateral position is such that we deem it necessary to retain excess stock to fully secure our credit exposure to the member. In the second scenario, discretion would be exercised to meet the liquidity or capital management needs of the Bank. During the year ended December 31, 2022, we repurchased $3.5 billion of excess capital stock, of which $12.2 million was mandatorily redeemable capital stock.

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
•If, during the period between receipt of a stock-redemption request from a member and the actual redemption, we become insolvent and are either liquidated or forced to merge with another FHLBank, the redemption value of the stock will be established either through the market-liquidation process or through negotiation with a merger partner. In either case, all senior claims must first be settled, and there are no claims which are subordinated to the rights of FHLBank stockholders.
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
•we fail to provide to the FHFA, before the end of each calendar quarter and prior to declaring or paying dividends for a quarter, a written certification required by the FHFA's regulations stating that we will remain in compliance with our liquidity requirements and will remain capable of making full and timely payment of all of our current obligations coming due during the next quarter;
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

As of December 31, 2022, our retained earnings totaled $1.7 billion. Of that amount, $399.7 million is in a restricted retained earnings account and is not available to pay dividends. Our capital plan and a joint capital enhancement agreement (as amended, the Joint Capital Agreement) among the FHLBanks require that we allocate a certain percent of net income, generally not less than 20 percent, to the restricted retained earnings account until the total amount in the restricted retained earnings account is at least equal to 1.0 percent of the daily average carrying value of our outstanding total COs (excluding fair-value adjustments) for the calendar quarter. At December 31, 2022, our contribution requirement totaled $582.4 million. Any amount of restricted retained earnings that exceeds 150 percent of the contribution requirement may be reclassified to unrestricted retained earnings. For additional information on restricted retained earnings and the Joint Capital Agreement, see Part II — Item 5 — Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

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

AHP Assessment

Annually, the FHLBanks collectively must set aside for the AHP the greater of $100 million or 10 percent of the current year's net income before interest expense associated with mandatorily redeemable capital stock and the assessment for AHP (net earnings). For the year ended December 31, 2022, our AHP assessment was $20.5 million. In addition to the required assessment, our Board may elect to make voluntary contributions to the AHP. Our board of directors approved a voluntary contribution of $5.5 million for 2022, resulting in a total combined contribution amount of $26.0 million for the year.

If the result of the aggregate 10 percent of current year net earnings calculation is less than $100 million for all FHLBanks, then each FHLBank would be required to contribute such prorated sums as may be required to assure that the aggregate contributions of the FHLBanks equals $100 million. The shortfall would be allocated among the FHLBanks based upon the ratio of each FHLBank's income before AHP to the sum of the income before AHP of the FHLBanks combined, except that the required annual AHP contribution for an FHLBank cannot exceed its net earnings for the year. Accordingly, the actual amount of each future AHP assessment is dependent upon both our net income before interest expense associated with mandatorily redeemable capital stock and the income of the other FHLBanks. Thus, future AHP assessments are not determinable.

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

Management establishes a quantifiable connection between our desired risk profile and our risk tolerances and risk limits as expressed in our risk-management policy. Management is responsible for maintaining internal policies consistent with the risk-management policy and maintains various standing committees intended to assess and manage each of the major risk categories relevant to our business activities. Our chief risk officer is responsible for communicating material changes to these internal policies to the board of directors' Risk Committee. Management is also responsible for monitoring, measuring, and reporting risk exposures to the board of directors. Additionally, our internal audit department may report to the board of directors' Audit Committee the results of internal audit work on the effectiveness of management's risk management processes and controls.

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

Additionally, most of our information systems have either been placed with infrastructure-as-a-service (IaaS) providers or have been co-located with a third-party service provider. Both types of environments are designed to host information systems with specialized environmental controls, certain power, heating and cooling system redundancies, 24-hour onsite staffing, and physical security. We rely on these service providers to continue to provide secure locations and stable operating environments for the systems deployed there. Any failure to provide such stability or security by these third-party service providers could result in failures or interruptions in our ability to conduct business. Additionally, there may be an increased risk of cyberattacks as a result of geopolitical conflicts, including ongoing hostilities between Russia and Ukraine. We take several steps to mitigate the risks of our reliance on these third-party service providers, including physical and/or monitored logical security controls and hosted data along with maintaining redundancy of systems at alternate locations for disaster-recovery and business continuity. Data for critical computer systems is backed up regularly and stored offsite to avoid disruption in the event of a computer failure. Additionally, we review the providers' controls reports annually and monitor and meet with providers on a regular basis. We maintain disaster-recovery sites intended to provide continuity of operations in the event that our primary information systems become unavailable, but there can be no complete assurance that those disaster-recovery sites will work as intended in the event of an actual disruption or failure. Moreover, certain of our application vendors host their applications in either a software-as-a-service framework or a hosted service model, either on their own hardware or with a third-party. When executing contracts with these providers we seek to mitigate our risks based on loss of access or security breaches. Additionally, we monitor and manage these service providers through our vendor management program.

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

We are implementing a continuous strategy to ensure our mission critical applications and supporting infrastructure remain protected against evolving security threats. The pace of change in our information technology increases the risk of failures or interruptions of information systems or other technology, which could have a material adverse impact on our financial condition and results of operations. We have taken steps to mitigate the risks arising from the pace of change by strictly adhering to our information technology-related policies, guidelines, procedures and industry best practices and engaging third party experts to guide and advise on the strategy as a whole and on particular components, and we intend to follow these practices during the remainder of its implementation. Furthermore, the board of directors recently approved a new standing committee, the Technology Committee, that will provide oversight and strategic direction in senior management’s approval and implementation of major information technology-related investments.

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

Diversity, Equity and Inclusion Risk

The Bank’s commitment to its diversity, equity and inclusion (DE&I) program is strong as the program continues to evolve. The Bank has a three-year DE&I strategic plan that contains specific metrics and measures so we can evaluate the program’s effectiveness over the three-year time horizon. The plan is built on a foundation of four pillars: supplier diversity, workforce, capital markets, and governance. The plan aligns objectives, goals, and metrics with these pillars.

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
•Having a positive impact on the Bank’s reputation, whether from internal stakeholders (staff) and external stakeholders (members, regulators, potential staff); and
•Having a positive impact on staff retention and growth with a focus on having an inclusive culture.

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

As can happen from time-to-time, the availability to our members of different products from alternative sources, such as the Board of Governors of the Federal Reserve System's (the Federal Reserve) limited time Bank Term Funding Program on March 12, 2023, through at least March 11, 2024, with terms that may be more attractive than the terms of products we offer, may significantly decrease the demand for our advances and/or loan purchases. Further, any changes we make in the pricing of our advances or for residential mortgage loans in an effort to compete effectively with these competitive funding sources could decrease the profitability of advances and purchased loans, which could reduce earnings. More generally, a decrease in the demand for advances and/or loan purchases, or a decrease in the profitability of advances and/or mortgage loan investments, could adversely impact our financial condition and results of operations. In 2020, 2021 and continuing through the first quarter of 2022, a decrease in the demand for advances resulted from elevated deposit balances reported by our members in connection with U.S. government monetary policy and fiscal stimulus programs in response to the COVID-19 pandemic and related economic downturn. This decrease in advances had an adverse impact on our financial condition and results of operations during the aforementioned periods. A reversion to such conditions can be expected to have adverse impact to our performance.

The loss of significant members could result in lower demand for our products and services.

As of December 31, 2022, our five largest stock-holding members held 46.3 percent of our advances and 40.0 percent of our stock. The loss of significant members or a significant reduction in the level of business they conduct with us would likely lower overall demand for our products and services in the future and adversely impact our performance.

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

For example, we note that, from time to time, the executive branch, Congress, and various independent federal agencies have advanced plans to reform the federal support of U.S. housing finance, specifically targeting Fannie Mae and Freddie Mac, including the ultimate resolution to the conservatorship of Fannie Mae and Freddie Mac. If implemented, these plans could also directly or indirectly impact the business and results of operations of other GSEs that support the U.S. housing market, including the FHLBanks. Any such changes or reforms that are implemented could adversely impact the profitability of the FHLBanks or limit future growth opportunities.

In 2022, the FHFA initiated the “FHLBank System at 100,” which is a comprehensive review of the FHLBank System. This review is expected to culminate in 2023 with a written report from the FHFA that may include recommendations for statutory revisions, proposals for new or modified regulations, regulatory guidance under existing regulations, or other supervisory actions consistent with the FHFA’s statutory authority. For more details on this FHFA review, see Part II — Item 7 —Management's Discussion and Analysis of Financial Condition and Results of Operations — Legislative and Regulatory Developments. At this time, we cannot predict what actions, if any, will ultimately result from this comprehensive review, or how those actions will impact, among other things, the fulfillment of our mission, membership requirements, or mandatory and voluntary contributions to AHP, which may affect our financial conditions and results of operations.

We cannot predict what, if any, regulations will be issued or revised or legislation will be enacted or repealed, and we cannot predict the effect of any such regulations or legislation on our business operations and/or financial condition. Legislative, regulatory, or other changes could result in, for example, an increase in the FHLBanks' cost of funding, a change in permissible business activities, change in our membership, limitations on advances made to our members, (including whether a member meets required tangible capital levels to access advances), an increase in our mandatory contribution to affordable housing or community development programs, or a decrease in the size, scope, or nature of the FHLBanks' lending, investment, or mortgage-financing activities, any of which could adversely impact our financial condition and results of operations.

The businesses and results of operations of the FHLBanks are significantly affected by the monetary policies of the U.S. government and its agencies, including the Federal Reserve. The policies of the Federal Reserve directly and indirectly influence the yield on interest-earning assets and the yield on interest-bearing liabilities and could adversely affect the demand for advances, mortgage loan purchases and for COs. These policies could also adversely affect the FHLBanks through lower yields on our investments, higher yields on our debt, or both, which could then adversely affect our financial condition and results of operations. These policies also can impact our members’ need for liquidity, which can impact the volume of advances borrowed by members. In addition, the FHLBanks currently play a predominant role as lenders in the federal funds market; therefore, any disruption in the federal funds market or any related regulatory or policy change may adversely affect the FHLBanks’ cash management activities, results of operations, and reputation.

Between March 2022 and February 2023, the Federal Reserve increased the federal funds rate to a target range of 4.50 percent to 4.75 percent. Though recent minutes of the Federal Open Market Committee of the Federal Reserve (FOMC) indicate that the targeted federal funds rate may continue to increase through 2023, there remains a possibility that the Federal Reserve may deviate significantly from market expectations in targeting the federal funds rate. Further increases and/or significant deviations from expectations could affect the success of our asset and liability management activities and negatively affect our financial condition and results of operations.

Our dividend practices could decrease demand for our products that require capital stock purchases and/or result in withdrawals from membership.

Historically, our board of directors has varied dividend declarations based on our financial condition, performance, outlook and economic environment. Throughout 2022, our board maintained dividends at a consistent level. If our financial performance or condition were to deteriorate significantly in the future, our board of directors could determine to reduce or eliminate dividends.

A reduction or suspension of our dividend could result in decreased member demand for our products requiring capital stock purchases, reduced ability to add new members, and/or withdrawals from membership that could adversely impact our business operations and financial condition.

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

Certain NRSROs have indicated that the credit ratings of the FHLBanks are constrained by the credit ratings of the U.S. federal government. Accordingly, a downgrade of the U.S. federal government's credit rating by an NRSRO is likely to be followed by a similar downgrade of the FHLBanks' credit rating. Prolonged or repeated shutdowns of the U.S. federal government, among other things, could be followed by a downgrade of the credit ratings of the U.S. federal government. Downgrades of the U.S. federal government's credit rating, resulting from, among other things, the U.S. federal government’s failure to increase the U.S. Treasury debt ceiling, are possible and could cause a downgrade in the FHLBanks’ credit rating, and any resulting downgrades to our credit ratings could adversely impact our funding costs and/or access to the capital markets. Further, member and housing associate demand for certain of our products, such as letters of credit, is influenced by our credit ratings, and downgrade of our credit ratings could weaken or eliminate demand for such products. To the extent that we cannot access funding when needed on acceptable terms to effectively manage our cost of funds or demand for our products falls, our financial condition and results of operations could be adversely impacted.

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

The Capital Rule, among other things, establishes criteria for four capital classifications and corrective action requirements for FHLBanks that are classified in any classification other than adequately capitalized. An adequately capitalized FHLBank is one that has sufficient permanent and total capital to satisfy its risk-based and minimum capital requirements. We satisfied these requirements on December 31, 2022. However, pursuant to the Capital Rule, the FHFA has discretion to reclassify an FHLBank and modify or add to corrective action requirements for a particular capital classification. If we become classified into a capital classification other than adequately capitalized, we would be subject to the corrective action requirements for that capital classification in addition to being subject to prohibitions on declaring dividends and redeeming or repurchasing capital stock.

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

We are required to maintain liquidity in accordance with the FHLBank Act, FHFA regulations and guidance, and policies established by our management and board of directors, as discussed in Part II — Item 7 — Management's Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources. The requirement is designed to enhance our protection against temporary disruptions in access to the capital markets resulting from a rise in capital markets volatility. To satisfy this requirement, we maintain balances in shorter-term investments, which could earn lower interest rates than alternative investment options and could, in turn, adversely impact net interest income. To meet our liquidity requirements, we generally fund overnight or shorter-term advances with short-term discount notes that have maturities beyond the maturities of the related advances, thus increasing our short-term advance pricing or reducing net income through lower net interest spread. To the extent these increased prices make our advances less competitive, advance levels and, therefore, our net interest income could be adversely impacted. Furthermore, any changes in regulatory liquidity requirements could adversely affect our financial condition and results of operations.

Natural or man-made disasters, including health emergencies, such as the COVID-19 pandemic, could have a material adverse effect on the Bank’s results of operations or financial condition.

The occurrence of natural disasters, war or other international conflict (including the continuing hostilities between Russia and Ukraine), civil unrest, political protest or instability, acts of terrorism, and health emergencies, including the spread of infectious diseases or a pandemic, the effects of climate change, or other unexpected or disastrous conditions, events, or emergencies could adversely affect our business, including demand for the Bank’s products and services and the value of our assets and member-pledged collateral. The effects of disasters or emergencies could disrupt general economic conditions and financial markets and interfere with our employees, our workplace, our vendors and service providers, the businesses of our members, and our counterparties and thus could impair our ability to manage our business, as well as our results of operations and financial condition.

Our ability to obtain funds through the issuance of COs depends in part on prevailing conditions in the capital markets (including investor demand), such as the effects of any reduced liquidity in financial markets, which are beyond our control. Volatility in the capital markets caused by a natural or man-made disaster (such as a pandemic or act of war, respectively) can affect demand for and cost of our debt, which could impact our liquidity and profitability.

Significant borrower defaults on loans made by our members could occur as a result of reduced economic activity and these defaults could cause members to fail. We could be adversely impacted by the reduction in business volume that would arise from the failure of one or more of our members. Our investments in mortgages and MBS could be negatively affected by delays or failures of borrowers to make payments of principal and interest when due or delays in foreclosures resulting from the economic effects of a natural or man-made disaster (such as a pandemic or act of war, respectively). Our other investments could also be negatively affected by extreme price volatility caused by uncertainties stemming from the results of a natural or man-made disaster. Our financial counterparties could be adversely impacted by a natural or man-made disaster, and related fiscal stimulus and monetary policies that may affect their profitability, asset quality, and capitalization.

The effects of the COVID-19 pandemic, including emerging variants of the virus that causes COVID-19 (the COVID-19 pandemic) and the federal, state, and local government responses thereto, impacted, among other things, financial markets, liquidity, economic conditions, commercial contracts, and trade and could continue to do so or could worsen these and other conditions. These effects heighten many of the risks we face, as described in this report, and could adversely affect our business, financial condition and results of operations.

MARKET AND LIQUIDITY RISKS

Changes in interest rates could adversely impact our financial condition and results of operations.

Like many financial institutions, we realize a significant portion of our income from the spread between interest earned on our outstanding loans and investments and interest paid on our borrowings and other liabilities, as measured by our net interest spread. Although we use various methods and procedures to monitor and manage exposures due to changes in interest rates, we could experience instances when either our interest-bearing liabilities will be more sensitive to changes in interest rates than our interest-earning assets, or vice versa. These impacts are exacerbated by prepayment risk, which is the risk that mortgage-related assets will be refinanced and prepaid in low interest-rate environments. The realization of such risk could require us to reinvest the proceeds of prepaid assets at lower, and possibly negative, spreads, or such assets could remain outstanding at below-market yields when interest rates increase. Moreover, accelerated prepayments in a low interest-rate environment could result in elevated levels of premium expense recognition.

Any inability or curtailment of our ability to access the capital markets could adversely impact our business operations, financial condition, and results of operations.

Our primary source of funds is the issuance of COs in the capital markets. Our ability to obtain funds through the sale of COs depends in part on prevailing conditions in the capital markets at that time, which are beyond our control. For example, Congressional failure to raise the U.S. Treasury debt ceiling could raise the potential for defaults on U.S. Treasury debt, which, in turn, would impact the demand and pricing for our COs. Accordingly, we cannot make any assurance that we will be able to obtain funding on terms acceptable to us, if at all. If we cannot access funding when needed, our ability to support and continue our operations would be adversely impacted, which would thereby adversely impact our financial condition and results of operations.

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

In April 2018, the Federal Reserve Bank of New York began publishing SOFR, which the Alternative Reference Rates Committee, a private-market committee convened by the Federal Reserve and the Federal Reserve Bank of New York, recommended as the alternative reference rate to U.S. dollar LIBOR. Since 2018, market activity in SOFR-linked financial instruments has continued to develop. Since November 2018, we have issued SOFR-linked COs. The Bank began to offer a SOFR-linked advance product in October 2019, began to use SOFR-indexed derivatives in May 2020 and began to invest in MBS with SOFR-linked coupons. As noted elsewhere in this report, we have assets and liabilities, including investment securities and derivative liabilities, and member-pledged collateral indexed to LIBOR. In September 2019, the FHFA issued a supervisory letter which required, with limited exceptions, the FHLBanks to implement and execute plans to phase-out LIBOR related products, investments, and hedging strategies prior to the LIBOR cessation date.

In December 2022, the Federal Reserve adopted a final rule implementing the Adjustable Interest Rate (LIBOR) Act. The final rule establishes that after the LIBOR cessation date, which is expected to be June 30, 2023, the Federal Reserve-selected benchmark replacement will replace references to overnight, one-month, three-month, six-month, and twelve-month LIBOR in certain contracts that lack sufficient fallback language. The Federal Reserve-selected benchmark replacement will be a certain SOFR, as required by the Adjustable Interest Rate (LIBOR) Act, and the particular SOFR will vary depending on the contract type and tenor. We continue to evaluate the potential impact of the eventual replacement of the LIBOR benchmark interest rate, including the possibility of SOFR as the dominant replacement.

For more details on recent LIBOR related legislative and regulatory activity, see Part II — Item 7 — Management's Discussion and Analysis of Financial Condition and Results of Operations — Legislative and Regulatory Developments.

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

We are exposed to secured and unsecured credit risk as part of our normal business operations through funding advances, purchasing mortgage loans, derivatives, money-market transactions, investments, and extending other credit products, such as standby letters or credit, and future advance commitments. Members are required to fully secure advances and other extensions of credit with collateral. We evaluate the type of collateral pledged by members and assign a borrowing capacity to the collateral, based on the risk associated with that type of collateral. If we have insufficient collateral before or after an event of payment default or failure of a member or we are unable to liquidate the collateral for the value assigned to it in the event of a payment default or failure of a member, we could experience a credit loss on advances or standby letters of credit, which could adversely affect our financial condition or results of operations. In addition, we extend short-dated unsecured credit risk and secured credit risk to U.S. and global financial institution counterparties. Failures by these counterparties to perform on their obligations to us could have an adverse effect on our financial condition, results of operations, or ability to pay dividends or redeem or repurchase capital stock.

During economic downturns or periods of significant economic and financial uncertainties, including the current period, the number of our members or financial counterparties exhibiting financial stress may increase, which could expose us to additional member or other credit Potential defaults on mortgage loans beyond what we have currently forecasted could cause an increase in our allowance for credit losses on mortgage loans.

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

We, by nature of our charter and our business operations, are exposed to credit risk resulting from limited geographic diversity. Our advances business is generally limited to operations within our district, although members may pledge mortgage loan collateral secured by real estate from outside our district. While we employ conservative credit underwriting and collateral practices to limit exposure, a decline in our district's economic conditions could create a credit exposure to our members' advances obligations in excess of collateral held.

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

We rely heavily on our information systems and other technology to conduct and manage our business. We take steps to mitigate the risks of such reliance, as discussed under Item 1 — Business — Risk Management — Operational Risk, however failures or interruptions of these information systems or other technology could have a material adverse impact on our financial condition and results of operations. Additionally, most of our information systems have been co-located with a third-party service provider, or are hosted with IaaS or SaaS providers, on which we are reliant to provide a secure location and a stable operating environment for these systems. Any failure to provide such stability or security by the co-location third-party service provider, or IaaS or SaaS providers, could result in failures or interruptions in our ability to conduct business. Further, our AHP, MPF, and certain collateral activities rely on the secure processing, storage, and transmission of private borrower information, such as names, residential addresses, social security numbers, credit rating data, and other consumer financial information. This information could be exposed in several ways, including through unauthorized access to our computer systems, computer viruses that attack our computer systems, software or networks, accidental delivery of information to an unauthorized party, and loss of encrypted media containing this information. Any of these events could result in financial losses, legal and regulatory sanctions, and reputational damage.

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

For example, in participating in the MPF program, we rely on the FHLBank of Chicago in its capacity as the MPF Provider. Our investments in mortgage loans through the MPF program account for 4.4 percent of our total assets as of December 31, 2022, and 7.0 percent of interest income for the year ended December 31, 2022. If the FHLBank of Chicago changes, or ceases to operate the MPF program or experiences a failure or interruption in its information systems and other technology in its operation of the MPF program, our mortgage-investment activities could be adversely impacted, and we could experience a related decrease in net interest margin, financial condition, and profitability. In the same way, we could be adversely impacted if any of the FHLBank of Chicago's third-party vendors engaged in the operation of the MPF program were to experience operational or technological difficulties.

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

We rely on key personnel for many of our functions and have a relatively small workforce, relative to the size and complexity of our business. Our ability to retain such personnel is important for us to conduct our operations and measure and maintain risk and financial controls. Our ability to retain key personnel could be challenged because in the U.S., and the Boston area in particular, competition for talent remains high.

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

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The par value of our capital stock is $100 per share. Our stock is not publicly traded and can be purchased only by our members at par. As of February 28, 2023, 427 members and seven nonmembers held a total of 20.9 million shares of our Class B stock.

Subject to regulatory limitations, dividends are solely within the discretion of our board of directors. The board of directors declared dividends during 2022, 2021, and 2020 as set forth in Table 3 below. Dividend rates are quoted in the form of an interest rate, which is then applied to each stockholder's average capital-stock-balance outstanding during the preceding calendar quarter to determine the dollar amount of the dividend that each stockholder will receive. The dividend rate was based upon a spread to average short-term interest rates experienced during the quarter.

Table 3 - Quarterly Dividends Declared
(dollars in thousands)

	2022			2021			2020
Dividends Declared in the Quarter Ending	Average Capital Stock (1) during preceding quarter	Dividend Amount (2)	Annualized Dividend Rate	Average Capital Stock (1) during preceding quarter	Dividend Amount (2)	Annualized Dividend Rate	Average Capital Stock (1) during preceding quarter	Dividend Amount (2)	Annualized Dividend Rate
March 31	$994,076	$5,136	2.05%	$1,338,682	$5,351	1.59%	$1,753,303	$24,129	5.46%
June 30	956,166	4,927	2.09	1,219,853	4,631	1.54	1,915,125	24,094	5.06
September 30	1,226,088	11,372	3.72	1,131,903	4,290	1.52	1,839,680	18,845	4.12
December 31	1,584,941	20,614	5.16	1,049,864	5,425	2.05	1,469,693	13,890	3.76
_________________________
(1)    Average capital stock amounts do not include average balances of mandatorily redeemable stock.
(2)    The dividend amounts do not include the interest expense on mandatorily redeemable stock.

On February 24, 2023, our board of directors declared a cash dividend that was equivalent to an annual yield of 6.67 percent, the approximate daily average of SOFR rates for the fourth quarter of 2022 plus 300 basis points. The dividend amount, based on average daily balances of Class B shares outstanding for the fourth quarter of 2022, totaled $31.0 million and was paid on March 2, 2023. In declaring the dividend, the board stated that it expects to follow this formula for declaring cash dividends through 2023, though a quarterly loss or a significant adverse event or trend could cause a dividend to be reduced or suspended.

Dividends are declared and paid in accordance with a schedule adopted by the board of directors that enables our board of directors to declare each quarterly dividend after net income is known, rather than basing the dividend on estimated net income. For example, in 2022, quarterly dividends were declared in February, April, July, and October based on the immediately preceding quarter's net income and were paid on the second business day of the month that followed the month of declaration. We expect to continue this approach in 2023.

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

We maintain a policy providing that if our minimum retained earnings target exceeds the level of our retained earnings, the quarterly dividend payout cannot exceed 40 percent of our net income for the quarter. Our minimum retained earnings target was $700.0 million as of December 31, 2022, compared with $1.7 billion in retained earnings at December 31, 2022.

We may not pay dividends in the form of capital stock or issue new excess stock to members if our excess stock exceeds 1.0 percent of our total assets or if the issuance of excess stock would cause our excess stock to exceed 1.0 percent of our total assets. At December 31, 2022, we had excess stock outstanding totaling $56.9 million or 0.1 percent of our total assets.

We maintain a policy establishing a minimum capital level in excess of regulatory requirements to provide further protection for our capital base. This adopted minimum capital level provides that we will maintain a minimum capital level equal to 4.0 percent of total assets plus an amount we measure as our risk exposure with 99 percent confidence using our economic capital model, an amount equal to $3.1 billion at December 31, 2022. Our permanent capital level was $3.7 billion at December 31, 2022, so we were in excess of this requirement by $616.1 million on that date. If necessary to satisfy this adopted minimum capital level, however, we will take steps to control asset growth and/or maintain capital levels, the latter of which may limit future dividends.

Our capital plan and the Joint Capital Agreement require us to allocate 20 percent of our net income to a separate restricted retained earnings account until the total amount in the restricted retained earnings account is at least equal to 1.0 percent of the daily average carrying value of our outstanding total COs (excluding fair-value adjustments) for the calendar quarter. As of December 31, 2022, $399.7 million of our retained earnings are amounts in the restricted retained earnings account compared with our total contribution requirement of $582.4 million at that date. Amounts in the restricted retained earnings account cannot be used to pay dividends. Any amount of restricted retained earnings that exceeds 150 percent of the contribution requirement may be reclassified to unrestricted retained earnings. No reclassification from restricted retained earnings to unrestricted retained earnings occurred during 2022.

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
•the impact of new accounting standards and the application of accounting rules, including the impact of regulatory guidance on our application of such standards and rules;
•changes in the fair value and economic value of, impairments of, and risks, including risks related to changes in or cessation of benchmark interest rates such as LIBOR, overnight index swap rate based on the federal funds effective rate (OIS), and SOFR, associated with the Bank’s investments in mortgage loans and MBS or other assets and the related credit-enhancement protections;
•membership conditions and changes, including changes resulting from member failures, mergers or changing financial health, changes due to member eligibility, changes in the principal place of business of members, or the addition of new members;
•external events, such as general economic and financial instabilities, political instability, wars, including hostilities and sanctions related to the war between Russia and Ukraine, pandemics and other health emergencies, and natural disasters, including disasters caused by significant climate change, which, among other things, could damage our facilities or the facilities of our members, damage or destroy collateral that members have pledged to secure advances or mortgages that we hold for our portfolio, and which could cause us to experience losses or be exposed to a greater risk that pledged collateral would be inadequate in the event of a default;
•the pace of technological change and our ability to develop and support internal controls, information systems, and other operating technologies that effectively manage the risks we face, including but not limited to, failures, interruptions, or security breaches and other cyber-attacks; and
•our ability to attract and retain skilled employees, including our key personnel.

These risk factors are not exhaustive. New risk factors emerge from time to time. We cannot predict such new risk factors nor can we assess the impact, if any, of such new risk factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those implied by any forward-looking statements.

EXECUTIVE SUMMARY

Net income for the year ending December 31, 2022, was $184.2 million, compared with net income of $69.5 million for 2021, the result of an increase of $70.1 million in net interest income after provision for credit losses, an improvement of $46.0 million in net unrealized losses on trading securities, and a $11.5 million decrease in losses on early extinguishment of debt.

The $70.1 million increase in net interest income after provision for credit losses during 2022 was primarily due to a $14.4 billion increase in average total earning assets and a significant increase in interest rates due to aggressive monetary policy tightening by the Federal Reserve. The increase in average earning assets was driven primarily by a $10.2 billion, or 66.4 percent, increase in average advances balances, as demand for advances returned among depository members to near pre-pandemic levels. In addition, the significant increase in interest rates attributable to the 425 basis point increase in the Federal Reserve’s target range for the federal funds rate during 2022 led to higher earnings on capital.

Additionally, the increase in net interest income after provision for credit losses was in part attributable to the correction of an error related to changes in fair value of certain available-for-sale securities that are in fair-value hedge relationships. As a result of this error, cumulatively from 2019 through 2021, net income and retained earnings were understated by $5.6 million. We determined the error did not have a material effect on our financial condition, results of operations, or cash flows for the impacted periods, and a correcting adjustment was recorded in interest income from available-for-sale securities in 2022.

Our retained earnings grew to $1.7 billion at December 31, 2022, an increase of $142.2 million from December 31, 2021, and equals 2.7 percent of total assets at December 31, 2022. We continue to satisfy all regulatory capital requirements as of December 31, 2022.

On February 24, 2023, our board of directors declared a cash dividend that was equivalent to an annual yield of 6.67 percent, the approximate daily average of SOFR for the fourth quarter of 2022 plus 300 basis points.

Our overall results of operations are influenced by the economy and financial markets, and, in particular, by members’ demand for liquidity and our ability to maintain sufficient access to funding at relatively favorable costs. While the effects of high inflation and the Federal Reserve’s aggressive monetary policy response, combined with weakening economic growth as measured by gross domestic product, present uncertainties about the future of the U.S. economy, the year ending December 31, 2022, saw a continued increase in demand for advances. During the year ended December 31, 2022, advances balances increased to $41.6 billion, an increase of 237.1 percent from $12.3 billion at December 31, 2021. The significant increase in advances was concentrated in variable-rate advances and short-term fixed-rate advances, and was due to slowing growth or declines of deposit balances at member depository institutions, an increase in lending to their customers, rising interest rates, and reduced market liquidity. These developments impacted our financial condition as of December 31, 2022, and results of operations for the year ended December 31, 2022.

Generally, investor demand for high credit quality, fixed-income investments, including COs, continued to be strong relative to other investments. Investor appetite for FHLBank System COs remains relatively strong despite the volume of issuance used to keep pace with advance growth. Our flexibility in utilizing various funding tools, in combination with a diverse investor base and our status as a government-sponsored enterprise, have helped provide reliable market access and demand for consolidated obligations throughout fluctuating market environments and regulatory changes affecting dealers of and investors in COs. The Bank has continued to meet all funding needs during the year ended December 31, 2022.

Net Interest Income, Margin, and Spread

Net interest spread was 0.42 percent for the year ended December 31, 2022, a 15 basis point decrease from 2021, and net interest margin was 0.57 percent, a three basis point decrease from 2021. The decrease in net interest spread was primarily a result of a $30.7 million reduction in prepayment fee income, and the maturity of the U.S Treasury obligations portfolio classified as trading securities for which the coupon income was recognized in net interest income while interest expense on associated economic hedges was recognized in net losses on derivatives, partially offset by a $22.2 million increase in unrealized gains on fair value hedges. The decrease in net interest margin was primarily driven by the decrease in net interest spread, partially offset by the benefit of a significant increase in interest rates.

Housing and Community Investment Contribution Expenses

We are required to annually set aside a portion of our earnings for our Affordable Housing Program. These funds assist members serving very low-, low-, and moderate-income households and community economic development. The Bank's net income for the year ended December 31, 2022, resulted in an accrual of $20.5 million to the AHP pool of funds that will be available to members in 2023. Additionally, the Bank's board of directors affirmed its commitment to affordable housing by making a voluntary AHP contribution of $5.5 million for the year ended December 31, 2022, $1.0 million of which was included in the 2022 AHP awards and the remainder will be available to the 2023 AHP awards. The combined amounts of our required AHP assessments and voluntary contributions to AHP totaled $26.0 million for 2022, $12.5 million for 2021, and $15.0 million for 2020. Since inception of the AHP in 1990, the Bank has provided over $389.8 million in subsidies and grants towards the creation of affordable housing.

In addition to the required AHP assessments and the voluntary AHP contributions, the Bank disbursed $6.0 million in 2022, $4.4 million in 2021, and $14.4 million in 2020 through three other voluntary programs: Jobs for New England, Housing our Workforce, and Helping to House New England:

•JNE provides advances and grants to support small businesses in New England that create and/or retain jobs, or otherwise contribute to overall economic development activities. The combined subsidy on JNE advances and grant funds disbursed during the year ended December 31, 2022, amounted to $3.1 million.
•The HOW program enables members to provide down payment assistance for households with incomes above 80 percent up to 120 percent of the area median income. For 2022, the Bank contributed $2.2 million for the HOW program.
•HHNE provides New England housing finance agencies (HFAs) with subsidies or grants for targeted initiatives serving individuals and families who qualify for loans under the agencies' income guidelines. In 2022, HHNE program subsidies were used to provide direct grants to HFAs for the purpose of expanding affordable rental and homeownership initiatives. Examples of uses include, but are not limited to, short-term construction lending, workforce housing, deferred loan programs for homeownership, multifamily loan refinance, and rental housing expansion, particularly in areas with job growth that exceeds the supply of rental units. For the year ended December 31, 2022, the subsidy expense for this program was $700 thousand.

Legislative and Regulatory Developments

On March 10, 2023, the California Department of Financial Protection and Innovation announced that it took possession of Silicon Valley Bank and appointed the FDIC as receiver. On March 12, 2023, the New York State Department of Financial Services took possession of Signature Bank, appointing the FDIC as receiver, and the FDIC, the U.S. Treasury, and the Federal Reserve jointly announced that all depositors of both seized banks would be made whole, regardless of deposit insurance limits. To ensure availability of liquidity following these developments, the Federal Reserve announced on March 12, 2023, the creation of a Bank Term Funding Program offering loans of up to one year to eligible depository institutions. The impact of these developments, including any subsequent policy responses, represents a significant source of uncertainty for the economy, particularly for banking institutions and, more broadly, the financial markets.

The Federal Reserve Bank Term Funding program and other legislative or regulatory developments that have been proposed or enacted are further described in — Legislative and Regulatory Developments. Such developments affect the way we conduct business and could impact how we satisfy our mission as well as the value of our membership.

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

We recognize that the discontinuance of LIBOR as an interest rate benchmark and the transition to alternative reference rates, including SOFR, present risks and challenges that could affect our business. Certain of our investment securities and member collateral pledged to us are indexed to LIBOR with exposure extending beyond June 30, 2023. We are implementing our transition plan for the eventual replacement of the LIBOR benchmark interest rate, with SOFR as the expected replacement benchmark. The transition plan includes continuing to monitor and address market developments regarding fallbacks related to LIBOR-based investment securities and other financial instruments, and assessing our operational readiness, including updating processes, models, and information technology systems to support the transition from LIBOR to an alternative reference rate.

Market activity in SOFR-indexed financial instruments continues to increase. During the year ended December 31, 2022, we issued $7.6 billion in SOFR-indexed COs and $8.4 billion in SOFR-indexed advances.

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

ECONOMIC CONDITIONS

Economic Environment

Real gross domestic product (GDP) increased at an annual rate of 2.7 percent in the fourth quarter of 2022 and at 2.1 percent for the full year. The expansion in the fourth quarter was driven mainly by private inventory investment, consumer spending, business investment, and government spending. The increase in personal consumption expenditures reflected an increase in spending on services, partially offset by a drop in spending on goods.

The labor market continued to improve, with job growth averaging 291,000 per month in the fourth quarter of 2022. In February 2023, employment increased by 311,000 and the unemployment rate was 3.6 percent. The unemployment rate for the

New England region in December 2022 was 3.5 percent, ranging from 2.9 percent in New Hampshire to 4.0 percent in Connecticut.

In February 2023, the Consumer Price Index increased 0.4 percent from the preceding month, representing a year-over-year increase of 6.0 percent. CPI inflation was driven mainly by the cost of shelter, food, and recreation. The FHFA reported that house prices rose 6.6 percent across the U.S. from December 2021 to December 2022. Over the same period, home prices in New England rose 5.4 percent.

Interest-Rate Environment

On February 1, 2023, the FOMC raised the target range for the federal funds rate to between 450 and 475 basis points and stated that ongoing increases in the target range will be appropriate given elevated rates of inflation. The FOMC also stated that it would continue reducing its holdings of Treasury securities, agency debt, and agency mortgage-backed securities by reinvesting principal payments from its securities holdings only if they exceed monthly caps.

As the Federal Reserve continues with a tightening policy stance, short-term rates rose commensurate with the magnitude of the increase in the federal funds rate. At the end of 2022, 5- and 10-year Treasury rates were lower than overnight or 3-month rates, consistent with expectations of further interest rate hikes in the near term followed by softening economic activity leading to a fall in interest rates over a longer term.

Table 4 - Key Interest Rates(1)

	2022		2021		2020
	Ending	Average	Ending	Average	Ending	Average
SOFR	4.30%	1.64%	0.05%	0.04%	0.07%	0.36%
Federal funds effective rate	4.33%	1.68%	0.07%	0.08%	0.09%	0.36%
3-month LIBOR	4.77%	2.40%	0.21%	0.16%	0.24%	0.65%
3-month U.S. Treasury yield	4.34%	2.01%	0.03%	0.03%	0.06%	0.34%
2-year U.S. Treasury yield	4.43%	2.99%	0.73%	0.26%	0.12%	0.39%
5-year U.S. Treasury yield	4.00%	3.00%	1.26%	0.86%	0.36%	0.53%
10-year U.S. Treasury yield	3.87%	2.95%	1.51%	1.44%	0.91%	0.89%
________________
(1)    Source: Bloomberg

SELECTED FINANCIAL DATA

We derived the selected results of operations for the years ended December 31, 2022, 2021, and 2020, and the selected statement of condition data as of December 31, 2022 and 2021, from financial statements included elsewhere herein. We derived the selected results of operations for the years ended December 31, 2019 and 2018, and the selected statement of condition data as of December 31, 2020, 2019, and 2018, from financial statements not included herein. This selected financial data should be read in conjunction with the financial statements and the related notes appearing in this report.

Table 5 - Selected Financial Data
(dollars in thousands)

	December 31,
	2022	2021	2020	2019	2018
Statement of Condition
Total assets	$62,897,549	$32,545,292	$38,461,035	$55,662,811	$63,593,317
Investments(1)	17,918,781	16,372,499	13,341,538	16,144,244	15,900,204
Advances	41,599,581	12,340,020	18,817,002	34,595,363	43,192,222
Mortgage loans held for portfolio, net(2)	2,758,429	3,120,159	3,930,252	4,501,251	4,299,402
Deposits and other borrowings	655,487	884,032	1,088,987	674,309	474,878
Consolidated obligations:
Bonds	31,565,543	26,613,032	21,471,590	23,888,493	25,912,684
Discount notes	26,975,260	2,275,320	12,878,310	27,681,169	33,065,822
Total consolidated obligations	58,540,803	28,888,352	34,349,900	51,569,662	58,978,506
Mandatorily redeemable capital stock	10,290	13,562	6,282	5,806	31,868
Class B capital stock outstanding-putable(3)	2,031,178	953,638	1,267,172	1,869,130	2,528,854
Unrestricted retained earnings	1,290,873	1,179,986	1,130,222	1,114,337	1,084,342
Restricted retained earnings	399,695	368,420	368,420	348,817	310,670
Total retained earnings	1,690,568	1,548,406	1,498,642	1,463,154	1,395,012
Accumulated other comprehensive (loss) income	(306,425)	28,967	16,139	(186,972)	(316,507)
Total capital	3,415,321	2,531,011	2,781,953	3,145,312	3,607,359
Results of Operations
Net interest income after provision for credit losses	$282,291	$212,163	$194,566	$268,941	$312,144
Net impairment losses on held-to-maturity securities recognized in earnings	—	—	—	(1,212)	(532)
Litigation settlements	—	505	26,096	29,361	12,769
Other income (loss), net	13,644	(47,387)	14,831	12,835	8,589
Other expense	91,203	88,081	101,857	97,884	91,902
AHP assessments	20,521	7,739	13,386	21,302	24,299
Net income	$184,211	$69,461	$120,250	$190,739	$216,769
Other Information
Dividends declared	$42,049	$19,697	$80,958	$122,772	$130,106
Dividend payout ratio	22.83%	28.36%	67.32%	64.37%	60.02%
Weighted-average dividend rate(4)	3.53	1.66	4.64	6.05	5.56
Return on average equity(5)	6.47	2.62	4.00	6.29	6.38
Return on average assets	0.37	0.19	0.24	0.35	0.35
Net interest margin(6)	0.57	0.60	0.39	0.49	0.51
Average equity to average assets	5.68	7.43	6.03	5.51	5.49
Total regulatory capital ratio(7)	5.93	7.73	7.21	6.00	6.22
_______________________
(1)Investments include available-for-sale securities, held-to-maturity securities, trading securities, interest-bearing deposits, securities purchased under agreements to resell and federal funds sold.
(2)The allowance for credit losses for mortgage loans amounted to $1.9 million, $1.7 million, $3.1 million, $500 thousand, and $500 thousand, as of December 31, 2022, 2021, 2020, 2019, and 2018, respectively.
(3)Capital stock is putable at the option of a member upon five years' written notice, subject to applicable restrictions. For additional information see Item 7 — Management's Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Internal Capital Practices and Policies.

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

RESULTS OF OPERATIONS

Comparison of the year ended December 31, 2022, versus the year ended December 31, 2021

Net income increased to $184.2 million for the year ended December 31, 2022, from $69.5 million for the year ended December 31, 2021. The primary reasons for the increase are discussed under — Executive Summary.

Net Interest Income

Net interest income after provision for credit losses for the year ending December 31, 2022, was $282.3 million, compared with $212.2 million for 2021. The $70.1 million increase in net interest income after provision for credit losses was driven by a $10.2 billion increase in the average balance of advances, a $3.4 billion increase in the average balance of money market investments, a $1.3 billion increase in the average balance of investments securities, an increase of net accretion of discounts and premiums on mortgage-backed securities and mortgage loans of $42.6 million resulting from significant increases in mortgage rates during 2022, an increase of $22.2 million of net unrealized gains on fair value hedges, an $11.5 million decrease in losses on early extinguishment of debt, and higher returns from investing the Bank’s capital in a higher interest-rate environment. These positive factors were partially offset by a $30.7 million decrease in net prepayment fee income, a $587.2 million decrease in the average balance of mortgage loans, and the maturity of the U.S. Treasury obligations portfolio classified as trading securities for which the coupon income was recognized in net interest income while interest expense on associated economic hedges was recognized in net losses on derivatives. Net interest spread was 0.42 percent for the year ending December 31, 2022, a decrease of 15 basis points from the same period in 2021, and net interest margin was 0.57 percent, a decrease of three basis points from the same period in 2021.

Table 6 presents major categories of average balances, related interest income/expense, and average yields/rates for interest-earning assets and interest-bearing liabilities. Our primary source of earnings is net interest income, which is the interest earned on advances, mortgage loans, and investments less interest paid on COs, deposits, and other sources of funds.

Table 6 - Net Interest Spread and Margin
(dollars in thousands)

	For the Years Ended December 31,
	2022			2021			2020
	Average Balance	Interest Income / Expense	Average Yield/Rate	Average Balance	Interest Income / Expense	Average Yield/Rate	Average Balance	Interest Income / Expense	Average Yield/Rate
Assets
Advances	$25,529,926	$635,147	2.49%	$15,342,714	$204,022	1.33%	$27,786,226	$424,314	1.53%
Interest-bearing deposits	1,401,024	34,869	2.49	351,973	147	0.04	1,054,009	5,749	0.55
Securities purchased under agreements to resell	1,722,816	25,065	1.45	608,376	452	0.07	2,000,831	15,049	0.75
Federal funds sold	4,027,978	88,071	2.19	2,783,852	2,210	0.08	2,982,536	18,009	0.60
Investment securities(1)	13,656,397	358,187	2.62	12,314,146	125,656	1.02	10,959,422	165,782	1.51
Mortgage loans (1)(2)	2,910,762	85,431	2.94	3,497,996	93,048	2.66	4,338,074	124,828	2.88
Other earning assets	5,205	194	3.73	—	—	—	5,464	48	0.88
Total interest-earning assets	49,254,108	1,226,964	2.49	34,899,057	425,535	1.22	49,126,562	753,779	1.53
Other non-interest-earning assets	1,086,175			357,359			311,061
Fair-value adjustments on investment securities	(174,954)			423,350			448,420
Total assets	$50,165,329	$1,226,964	2.45%	$35,679,766	$425,535	1.19%	$49,886,043	$753,779	1.51%
Liabilities and capital
Consolidated obligations
Discount notes	$14,369,248	$344,370	2.40%	$8,522,868	$4,476	0.05%	$21,224,879	$187,743	0.88%
Bonds	30,491,534	591,546	1.94	23,347,122	210,052	0.90	24,384,707	374,449	1.54
Other interest-bearing liabilities	799,824	8,586	1.07	974,719	306	0.03	949,599	1,379	0.15
Total interest-bearing liabilities	45,660,606	944,502	2.07	32,844,709	214,834	0.65	46,559,185	563,571	1.21
Other non-interest-bearing liabilities	1,657,737			182,421			317,352
Total capital	2,846,986			2,652,636			3,009,506
Total liabilities and capital	$50,165,329	$944,502	1.88%	$35,679,766	$214,834	0.60%	$49,886,043	$563,571	1.13%
Net interest income		$282,462			$210,701			$190,208
Net interest spread			0.42%			0.57%			0.32%
Net interest margin			0.57%			0.60%			0.39%
_________________________
(1)    Average balances are reflected at amortized cost.
(2)    Nonaccrual loans are included in the average balances used to determine average yield.

Rate and Volume Analysis

Changes in both average balances (volume) and interest rates influence changes in net interest income and net interest margin. Table 7 summarizes changes in interest income and interest expense for the years ended December 31, 2022 and 2021. Changes in interest income and interest expense that are not identifiable as either volume-related or rate-related, but are equally attributable to both volume and rate changes, have been allocated to the volume and rate categories based upon the proportion of the absolute value of the volume and rate changes.

Table 7 - Rate and Volume Analysis
(dollars in thousands)

	For the Year Ended December 31, 2022 vs. 2021			For the Year Ended December 31, 2021 vs. 2020
	Increase (Decrease) due to			Increase (Decrease) due to
	Volume	Rate	Total	Volume	Rate	Total
Interest income
Advances	$186,501	$244,624	$431,125	$(170,968)	$(49,324)	$(220,292)
Interest-bearing deposits	1,681	33,041	34,722	(2,347)	(3,255)	(5,602)
Securities purchased under agreements to resell	2,209	22,404	24,613	(6,360)	(8,237)	(14,597)
Federal funds sold	1,422	84,439	85,861	(1,125)	(14,674)	(15,799)
Investment securities	15,093	217,438	232,531	18,657	(58,783)	(40,126)
Mortgage loans	(16,620)	9,003	(7,617)	(22,859)	(8,921)	(31,780)
Other earning assets	—	194	194	(24)	(24)	(48)
Total interest income	190,286	611,143	801,429	(185,026)	(143,218)	(328,244)
Interest expense
Consolidated obligations
Discount notes	5,145	334,749	339,894	(71,261)	(112,006)	(183,267)
Bonds	79,831	301,663	381,494	(15,318)	(149,079)	(164,397)
Other interest-bearing liabilities	(65)	8,345	8,280	36	(1,109)	(1,073)
Total interest expense	84,911	644,757	729,668	(86,543)	(262,194)	(348,737)
Change in net interest income	$105,375	$(33,614)	$71,761	$(98,483)	$118,976	$20,493

Average Balance of Advances Outstanding

The average balance of total advances increased $10.2 billion, or 66.4 percent, for the year ended December 31, 2022, compared with the same period in 2021. We cannot predict future member demand for advances.

For the year ended December 31, 2022 and 2021, net prepayment fees on advances were $3.3 million and $34.0 million, respectively. Prepayment-fee income is unpredictable and inconsistent from period to period, occurring only when advances and investments are prepaid prior to the scheduled maturity or repricing dates, and generally when prevailing reinvestment yields are lower than those of the prepaid advances. For additional information see Item 8 — Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 2 — Summary of Significant Accounting Policies — Advances.

Average Balance of Investments

Average short-term money-market investments, consisting of interest-bearing deposits, securities purchased under agreements to resell, and federal funds sold, increased $3.4 billion, or 91.0 percent, for the year ended December 31, 2022, compared with the same period in 2021, as liquidity needs were greater in 2022 compared to 2021 due to increased advances borrowing activity. The yield earned on short-term money-market investments is highly correlated to short-term market interest rates. As a result of the FOMC’s increase in the target range for the federal funds rate, average yields on overnight federal funds sold increased from 0.08 percent during the year ended December 31, 2021 to 2.19 percent during the year ended December 31, 2022, while average yields on securities purchased under agreements to resell increased from 0.07 percent for the year ended December 31, 2021 to 1.45 percent for the year ended December 31, 2022. These investments are used for liquidity management.

Average investment-securities balances increased $1.3 billion, or 10.9 percent for the year ended December 31, 2022, compared with the same period in 2021.

Average Balance of COs

Average CO balances increased $13.0 billion, or 40.8 percent, for the year ended December 31, 2022, compared with the same period in 2021, resulting from our increased funding needs principally due to the increase in our average advances balances. This increase consisted of $7.1 billion in CO bonds and $5.8 billion in CO discount notes.

The average balance of CO discount notes represented approximately 32.0 percent of total average COs for the year ended December 31, 2022, compared with 26.7 percent of total average COs for the year ended December 31, 2021. The average balance of CO bonds represented 68.0 percent and 73.3 percent of total average COs outstanding during the years ended December 31, 2022 and 2021, respectively.

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

Table 8 - Effect of Derivative and Hedging Activities
(dollars in thousands)

	For the Year Ended December 31, 2022
Net Effect of Derivatives and Hedging Activities	Advances	Investments	Mortgage Loans	CO Bonds	Total
Net interest income
Amortization / accretion of hedging activities (1)	$(990)	$—	$(431)	$(3,494)	$(4,915)
Gains on designated fair-value hedges	932	28,594	—	1,376	30,902
Net interest settlements on derivatives(2)	7,704	33,981	—	(114,582)	(72,897)
Total net interest income	7,646	62,575	(431)	(116,700)	(46,910)

Net (losses) gains on derivatives and hedging activities
Losses on derivatives not receiving hedge accounting	(8)	(2)	—	(520)	(530)
CO bond firm commitments	—	—	—	520	520
Mortgage delivery commitments	—	—	(668)	—	(668)
Net losses on derivatives and hedging activities	(8)	(2)	(668)	—	(678)

Total net effect of derivatives and hedging activities	$7,638	$62,573	$(1,099)	$(116,700)	$(47,588)

	For the Year Ended December 31, 2021
Net Effect of Derivatives and Hedging Activities	Advances	Investments	Mortgage Loans	CO Bonds	Other	Total
Net interest income
Amortization / accretion of hedging activities in net interest income (1)	$(2,064)	$—	$(1,317)	$(3,145)	$—	$(6,526)
Gains on designated fair-value hedges	989	7,641	—	96	—	8,726
Net interest settlements included in net interest income (2)	(60,285)	(120,524)	—	67,028	—	(113,781)
Total net interest income	(61,360)	(112,883)	(1,317)	63,979	—	(111,581)

Net (losses) gains on derivatives and hedging activities
(Losses) gains on derivatives not receiving hedge accounting	(416)	120	—	(1,738)	(149)	(2,183)
CO bond firm commitments	—	—	—	1,734	—	1,734
Mortgage delivery commitments	—	—	(118)	—	—	(118)
Price alignment amount (3)	—	—	—	—	8	8
Net (losses) gains on derivatives and hedging activities	(416)	120	(118)	(4)	(141)	(559)

Net losses on trading securities	—	(46,923)	—	—	—	(46,923)
Total net effect of derivatives and hedging activities	$(61,776)	$(159,686)	$(1,435)	$63,975	$(141)	$(159,063)

	For the Year Ended December 31, 2020
Net Effect of Derivatives and Hedging Activities	Advances	Investments	Mortgage Loans	CO Bonds	Other	Total
Net interest income
Amortization / accretion of hedging activities in net interest income (1)	$(1,937)	$—	$(1,846)	$(3,707)	$—	$(7,490)
Losses on designated fair-value hedges	(542)	(5,448)	—	(1,746)	—	(7,736)
Net interest settlements included in net interest income (2)	(53,615)	(70,317)	—	23,843	—	(100,089)
Total net interest income	(56,094)	(75,765)	(1,846)	18,390	—	(115,315)

Net (losses) gains on derivatives and hedging activities
(Losses) gains on derivatives not receiving hedge accounting	(719)	(51,544)	—	—	1,076	(51,187)
Mortgage delivery commitments	—	—	1,405	—	—	1,405
Price alignment amount (3)	—	—	—	—	108	108
Net (losses) gains on derivatives and hedging activities	(719)	(51,544)	1,405	—	1,184	(49,674)

Net losses on trading securities	—	(11,740)	—	—	—	(11,740)
Total net effect of derivatives and hedging activities	$(56,813)	$(139,049)	$(441)	$18,390	$1,184	$(176,729)
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

Comparison of the year ended December 31, 2021, versus the year ended December 31, 2020

For discussion and analysis of our results of operations for 2021 compared to 2020, see Results of Operations in the Management's Discussion and Analysis of Financial Condition and Results of Operations of our 2021 Annual Report on Form 10-K.

FINANCIAL CONDITION

Advances

At December 31, 2022, the advances portfolio totaled $41.6 billion, an increase of $29.3 billion from $12.3 billion at December 31, 2021. The significant increase in advances was concentrated in variable-rate advances and short-term fixed-rate advances, reflecting rising demand for wholesale funding at member institutions.

Table 9 - Advances Outstanding by Product Type
(dollars in thousands)

	December 31, 2022		December 31, 2021
	Par Value	Percent of Total	Par Value	Percent of Total
Fixed-rate advances
Short-term	$18,789,061	44.9%	$1,531,550	12.4%
Long-term	7,045,651	16.8	6,511,706	52.7
Overnight	3,959,973	9.5	225,922	1.8
Putable	1,428,100	3.4	1,178,425	9.6
Amortizing	754,126	1.8	551,163	4.5
	31,976,911	76.4	9,998,766	81.0

Variable-rate advances
Simple variable (1)	9,729,865	23.3	2,348,875	19.0
Putable	122,000	0.3	—	—
All other variable-rate indexed advances	2,000	—	64	—
	9,853,865	23.6	2,348,939	19.0
Total par value	$41,830,776	100.0%	$12,347,705	100.0%
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

Our depository members generally experienced modest improvement in key financial metrics over the 12 months ending September 30, 2022, principally as a result of significant interest rate increases throughout the year and the positive impact on net interest margins. The general economic outlook deteriorated over the past year due to the aforementioned increase in interest rates; a Federal Reserve policy response to elevated inflation. To date, the increase in interest rates has not caused a material change in unemployment, but prospects of a recession are currently greater than they were a year ago. Aggregate nonperforming assets reported publicly by depository institution members in their regulatory filings decreased during the twelve months ending September 30, 2022, and as a percentage of assets were 0.28 percent at September 30, 2022, compared to 0.29 percent at September 30, 2021. The termination of forbearance programs could result in an increase in reported problem loans at our depository members. The financial condition of our insurance company members was in aggregate stable over the 12 months ending September 30, 2022.

There were no member failures during 2022. All but one of the Bank’s members had positive tangible capital as of September 30, 2022, though higher interest rates present increased potential for more of our members (those that can experience material unrealized losses on available-for-sale securities) to have negative tangible capital. All of our extensions of credit to members are secured by eligible collateral as noted herein. However, we could incur losses if a member were to default, the value of the collateral pledged by the member declined to a point such that we were unable to realize sufficient value from the pledged collateral to cover the member’s obligations, and we were unable to obtain additional collateral to make up for the reduction in value of such collateral.

We assign each non-insurance company borrower to one of the following three credit status categories based on our assessment of the borrower's overall financial condition and other factors:

Category-1    Members that are generally in satisfactory financial condition.
Category-2    Members that show financial weakness or weakening financial trends in key financial indices and/or regulatory findings.
Category-3    Members with financial weaknesses that present an elevated level of concern.

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

Table 10 - Advances Outstanding by Borrower Credit Status Category
(dollars in thousands)

	As of December 31, 2022
	Number of Borrowers	Par Value of Advances Outstanding	Discounted Collateral	Ratio of Discounted Collateral to Advances
Category-1	228	$36,834,511	$115,524,193	313.6%
Category-2	19	496,153	1,120,873	225.9
Category-3	16	219,837	400,765	182.3
Insurance companies	25	4,280,275	5,616,817	131.2
Total	288	$41,830,776	$122,662,648	293.2%

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

We have not recorded any allowance for credit losses on advances at December 31, 2022, and 2021, for the reasons discussed in Item 8 — Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 6 — Advances.

Table 11 - Top Five Advance-Borrowing Institutions
(dollars in thousands)

	December 31, 2022
Name	Par Value of Advances	Percent of Total Par Value of Advances	Weighted-Average Rate (1)
Citizens Bank, N.A.	$8,519,007	20.4%	4.28%
Webster Bank, N.A.	5,460,552	13.1	4.39
Massachusetts Mutual Life Insurance Company	2,100,000	5.0	1.78
State Street Bank and Trust Company	2,000,000	4.8	4.18
Hingham Institution for Savings	1,276,000	3.0	4.23
Total of top five advance-borrowing institutions	$19,355,559	46.3%

	December 31, 2021
Name	Par Value of Advances	Percent of Total Par Value of Advances	Weighted-Average Rate (1)
Massachusetts Mutual Life Insurance Company	$1,500,000	12.1%	1.62%
Voya Retirement Insurance and Annuity Company	925,000	7.5	0.48
Hingham Institution for Savings	665,000	5.4	0.28
Salem Five Cents Savings Bank	580,392	4.7	0.27
Peoples United Bank	562,750	4.6	0.39
Total of top five advance-borrowing institutions	$4,233,142	34.3%
_______________________
(1)    Weighted-average rates are based on the contract rate of each advance without taking into consideration the effects of interest-rate-exchange agreements that we may use as hedging instruments.

Investments

At December 31, 2022, investment securities and short-term money-market instruments totaled $17.9 billion, an increase of $1.5 billion from $16.4 billion at December 31, 2021.

Short-term money-market investments increased $1.4 billion to $4.2 billion at December 31, 2022, compared with December 31, 2021. The increase was attributable to increases of $1.4 billion in interest bearing deposits and $762.0 million in federal funds sold offset by a decrease of $800.0 million in securities purchased under agreements to resell.

Investment securities increased $184.1 million to $13.7 billion at December 31, 2022, compared with $13.5 billion at December 31, 2021.

Held-to-Maturity Securities

Certain investments for which we have both the ability and intent to hold to maturity are classified as held-to-maturity.

Table 12 - Held-to-Maturity Securities
(dollars in thousands)

	December 31,
	2022					2021	2020
	Due in one year or less	Due after one year through five years	Due after five years through ten years	Due after ten years	Total Carrying Value	Total Carrying Value	Total Carrying Value
MBS (1)
U.S. government guaranteed - single-family	$—	$14	$—	$3,600	$3,614	$4,320	$5,388
GSEs - single-family	12	3,671	2,636	89,135	95,454	141,172	201,774
Total MBS	$12	$3,685	$2,636	$92,735	$99,068	$145,492	$207,162
Yield on held-to-maturity securities (2)	3.82%	2.90%	4.71%	3.93%
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

Table 13 - Available-for-Sale Securities
(dollars in thousands)

	December 31,
	2022					2021	2020
	Due in one year or less	Due after one year through five years	Due after five years through ten years	Due after ten years	Total Carrying Value	Total Carrying Value	Total Carrying Value
Non-MBS
U.S. Treasury obligations	$240,359	$4,624,769	$858,434	$—	$5,723,562	$5,084,546	$—
HFA securities	9,839	22,935	—	—	32,774	62,265	122,549
Supranational institutions	—	350,352	—	—	350,352	403,765	430,069
U.S. government corporations	—	—	—	227,200	227,200	306,864	322,061
GSEs	—	—	39,479	58,187	97,666	126,472	134,992
Total non-MBS	250,198	4,998,056	897,913	285,387	6,431,554	5,983,912	1,009,671
MBS (1)
U.S. government guaranteed - single-family	—	—	—	16,148	16,148	21,535	29,408
U.S. government guaranteed - multifamily	—	—	—	476,730	476,730	541,405	47,180
GSEs - single-family	—	50,914	1,039	713,573	765,526	1,103,714	1,469,048
GSEs - multifamily	—	347,392	5,323,040	266,526	5,936,958	5,245,421	3,664,841
Total MBS	—	398,306	5,324,079	1,472,977	7,195,362	6,912,075	5,210,477
Total available-for-sale securities	$250,198	$5,396,362	$6,221,992	$1,758,364	$13,626,916	$12,895,987	$6,220,148
Yield on available-for-sale securities (2)	1.69%	1.57%	2.42%	4.11%
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

We place short-term funds with large, high-quality financial institutions that must be rated in at least the third-highest internal rating category on a rating scale of FHFA1 through FHFA7, reflecting progressively lower credit quality. The internal rating categories of FHFA1 through FHFA4 are considered to be investment quality. As of December 31, 2022, all of these placements either expired within one day or were payable upon demand. See Part 1 — Item 1 — Business — Business Lines — Investments for additional information.

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

Table 14 - Credit Ratings of Investments at Carrying Value
(dollars in thousands)

	As of December 31, 2022
	Long-Term Credit Rating
Investment Category	Triple-A	Double-A	Single-A	Unrated
Money-market instruments: (1)
Interest-bearing deposits	$—	$150	$1,485,140	$—
Federal funds sold	—	161,000	2,545,000	—
Total money-market instruments	—	161,150	4,030,140	—

Investment securities:(2)

Non-MBS:
U.S. Treasury obligations	—	5,723,562	—	—
Corporate bonds	—	—	—	1,507
U.S. government-owned corporations	—	227,200	—	—
GSE	—	97,666	—	—
Supranational institutions	350,352	—	—	—
HFA securities	24,723	8,051	—	—
Total non-MBS	375,075	6,056,479	—	1,507

MBS:
U.S. government guaranteed - single-family	—	19,762	—	—
U.S. government guaranteed - multifamily	—	476,730	—	—
GSE – single-family	—	860,980	—	—
GSE – multifamily	—	5,936,958	—	—
Total MBS	—	7,294,430	—	—

Total investment securities	375,075	13,350,909	—	1,507

Total investments	$375,075	$13,512,059	$4,030,140	$1,507
_______________________
(1)    The counterparty NRSRO rating is used for money-market instruments. Counterparty ratings are obtained from Moody's, Fitch, Inc. (Fitch), and S&P and are each as of December 31, 2022. If there is a split rating, the lowest rating is used. In certain instances where a counterparty is unrated, the Bank may assign a deemed rating to the counterparty and that deemed rating is used.
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

Table 15 - Unsecured Credit Related to Money-Market Instruments and Debentures by Carrying Value
(dollars in thousands)

	Carrying Value
	December 31, 2022	December 31, 2021
Interest bearing deposits	$1,485,290	$85,153
Federal funds sold	2,706,000	1,944,000
Supranational institutions	350,352	403,765
U.S. government-owned corporations	227,200	306,864
GSEs	97,666	126,472
Corporate bonds	1,507	1,442

Table 16 - Issuers / Counterparties Representing Greater Than 10 Percent of Total Unsecured Credit Related to Money-Market Instruments and to Debentures

Issuer / counterparty	As of December 31, 2022
National Bank of Canada	10.2%
Royal Bank of Canada	10.1

Mortgage Loans

We invest in mortgages through the MPF program. The MPF program is further described under — Mortgage Loans Credit Risk and in Part I — Item 1 — Business — Business Lines — Mortgage Loan Finance.

As of December 31, 2022, our mortgage loan investment portfolio totaled $2.8 billion, a decrease of $361.7 million from December 31, 2021. We expect continued competition from Fannie Mae and Freddie Mac, as well as from private mortgage loan acquirers, for loan investment opportunities. Mortgage loan purchase volumes were significantly lower during the year ended December 31, 2022, compared to earlier periods, primarily due to rising interest rates which has resulted in a reduction of home purchases and reduced mortgage loan refinancing activity in general. In addition, prepayment activity in the year ended December 31, 2022, has outpaced our purchases of mortgage loans.

Table 17 - Par Value of Mortgage Loans Held for Portfolio
(dollars in thousands)

	December 31,
	2022	2021	2020	2019	2018
Conventional mortgage loans
MPF Original	$714,461	$860,818	$1,235,220	$1,665,708	$1,899,446
MPF 125	58,048	70,544	105,916	146,831	171,550
MPF Plus	40,232	53,486	74,739	98,649	128,428
MPF 35	1,744,489	1,895,506	2,208,682	2,229,067	1,703,131
Total conventional mortgage loans	2,557,230	2,880,354	3,624,557	4,140,255	3,902,555
Government mortgage loans	163,121	191,721	246,150	292,203	328,651
Total	$2,720,351	$3,072,075	$3,870,707	$4,432,458	$4,231,206

Mortgage Loans Credit Risk

We are subject to credit risk from the mortgage loans in which we invest due to our exposure to the credit risk of the underlying borrowers and the credit risk of the participating financial institutions when the participating financial institutions retain credit-enhancement and/or servicing obligations.

Table 18 - Mortgage Loans by Contractual Repayment Term
(dollars in thousands)

Redemption Term	December 31, 2022	December 31, 2021
Due in 1 year or less	$103,445	$113,052
Due after 1 year through 5 years	435,298	475,667
Due after 5 years through 15 years	1,108,302	1,222,957
Thereafter	1,073,306	1,260,399
Total par value	2,720,351	3,072,075
Other adjustments, net (1)	39,978	49,784
Total mortgage loans held for portfolio	2,760,329	3,121,859
Allowance of credit losses on mortgage loans	(1,900)	(1,700)
Mortgage loans held for portfolio, net	$2,758,429	$3,120,159
_______________________
(1)Consists of premiums, discounts, and deferred derivative gains, net.

Although our mortgage loan portfolio includes loans throughout the U.S., concentrations of 5 percent or greater of the par value our conventional mortgage loan portfolio are shown in Table 19.

Table 19 - State Concentrations by Par Value

	Percentage of Total Par Value of Conventional Mortgage Loans
	December 31, 2022	December 31, 2021
Massachusetts	63%	63%
Maine	10	10
Connecticut	9	8
Vermont	6	5
All others	12	14
Total	100%	100%

We place conventional mortgage loans on nonaccrual status when the collection of interest or principal is doubtful or contractual principal or interest is 90 days or more past due. Accrued interest on nonaccrual loans is excluded from interest income. We monitor the delinquency levels of the mortgage loan portfolio on a monthly basis.

Although delinquent loans in our portfolio are spread throughout the U.S., delinquent loan concentrations by state of five percent or greater of the par value of our total conventional mortgage loans delinquent by more than 30 days are shown in Table 20.

Table 20 - State Concentrations of Delinquent Conventional Mortgage Loans

	December 31,
Percentage of Par Value of Delinquent Conventional Mortgage Loans	2022	2021
Massachusetts	55%	48%
Connecticut	16	20
Maine	9	8
All others	20	24
Total	100%	100%

Table 21 - Characteristics of Our Investments in Mortgage Loans(1)

	December 31,
	2022	2021
Loan-to-value ratio at origination
< 60.00%	22%	23%
60.01% to 70.00%	17	17
70.01% to 80.00%	21	21
80.01% to 90.00%	29	28
Greater than 90.00%	11	11
Total	100%	100%
Weighted average loan-to-value ratio	71%	71%
FICO score at origination
< 620	1%	1%
620 to < 660	5	5
660 to < 700	12	12
700 to < 740	18	18
≥ 740	64	64
Total	100%	100%
Weighted average FICO score	753	752
_______________________
(1)Percentages are calculated based on par value at the end of each period.

Table 22 - Mortgage Loans - Risk Elements and Credit Losses
(dollars in thousands)

	December 31, 2022	December 31, 2021
Average par value of mortgage loans outstanding during the year ending	$2,867,109	$3,441,867
Mortgage loans held for portfolio, par value	2,720,351	3,072,075
Nonaccrual loans, par value	15,034	21,384
Allowance for credit losses on mortgage loans	1,900	1,700
Net recoveries	29	62

Net charge-offs to average loans outstanding during the year ending	—%	—%
Allowance for credit losses to mortgage loans held for portfolio	0.07	0.06
Nonaccrual loans to mortgage loans held for portfolio	0.55	0.70
Allowance for credit losses to nonaccrual loans	12.64	7.95

Government mortgage loans may not exceed the loan-to-value limits set by the applicable federal agency. Conventional mortgage loans with loan-to-value ratios greater than 80 percent require certain amounts of primary mortgage insurance from a mortgage insurance company rated at least triple-B (or equivalent rating).

Higher-Risk Loans. Our portfolio includes certain higher-risk subprime conventional mortgage loans. The higher-risk subprime loans represent a relatively small portion of our conventional mortgage loan portfolio (6.0 percent by par value), but a disproportionately higher portion of the conventional mortgage loan portfolio delinquencies (29.9 percent by par value).

Table 23 - Summary of Higher-Risk Conventional Mortgage Loans
(dollars in thousands)

	As of December 31, 2022
High-Risk Loan Type	Total Par Value	Percent Delinquent 30 Days	Percent Delinquent 60 Days	Percent Delinquent 90 Days or More and Nonaccruing
Subprime loans (1)	$152,358	4.03%	1.01%	2.39%
High loan-to-value loans (2)	434	—	—	—
Total high-risk loans	$152,792	4.02%	1.01%	2.38%
_______________________
(1)    Subprime loans are loans to borrowers with FICO® credit scores of 660 or lower.
(2)    High loan-to-value loans are loans with an estimated current loan-to-value ratio greater than 100 percent.

Our portfolio of higher-risk loans consists solely of fixed-rate conventionally amortizing first-mortgage loans. The portfolio does not include adjustable-rate mortgage loans, pay-option adjustable-rate mortgage loans, interest-only mortgage loans, junior lien mortgage loans, or loans with initial teaser rates.

Mortgage Insurance Companies. We are exposed to credit risk from primary mortgage insurance coverage (PMI) on individual loans. As of December 31, 2022, we were the beneficiary of PMI coverage of $59.2 million on $224.8 million of conventional mortgage loans. These amounts relate to loans originated with PMI and for which current loan-to-value ratios exceed 78 percent (determined by recalculating the original loan-to-value ratio using the current par value divided by the appraised home value at the time of loan origination).

We have analyzed our potential loss exposure to all of the mortgage insurance companies and do not expect incremental losses based on these exposures at this time.

Deposits

We offer demand and overnight deposits and custodial mortgage accounts to our members. Deposit programs are intended to provide members a low-risk earning asset that satisfies liquidity requirements. Deposit balances depend on members' needs to place excess liquidity and can fluctuate significantly. Due to the relatively small size of our deposit base and the unpredictable nature of member demand for deposits, we do not rely on deposits as a core component of our funding. At December 31, 2022, and December 31, 2021, deposits totaled $655.5 million and $884.0 million, respectively.

Consolidated Obligations

See — Liquidity and Capital Resources for information regarding our COs.

Derivative Instruments

All derivatives are recorded on the statement of condition at fair value and classified as either derivative assets or derivative liabilities. Bilateral and cleared derivatives outstanding are classified as assets or liabilities according to the net fair value of derivatives aggregated by each counterparty. Derivative assets' net fair value, net of cash collateral and accrued interest, totaled $430.7 million and $378.5 million as of December 31, 2022, and December 31, 2021, respectively. Derivative liabilities' net fair value, net of cash collateral and accrued interest, totaled $25.6 million and $38.9 million as of December 31, 2022, and December 31, 2021, respectively.

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

All commitments to invest in mortgage loans are recorded at fair value on the statement of condition as derivatives. Upon satisfaction of the commitment, the recorded fair value is then reclassified as a basis adjustment of the purchased mortgage assets. We had commitments for which we were obligated to invest in mortgage loans with par values totaling $3.5 million and $3.2 million at December 31, 2022 and 2021, respectively.

Table 24 - Derivatives and Hedge-Accounting Treatment
(dollars in thousands)

			December 31, 2022		December 31, 2021
Hedged Item	Derivative	Designation(2)	Notional Amount	Fair Value	Notional Amount	Fair Value
Advances (1)	Swaps	Fair value	$4,052,810	$(11,112)	$2,693,195	$1,800
	Swaps	Economic	107,000	(400)	345,425	(11,761)
Total associated with advances			4,159,810	(11,512)	3,038,620	(9,961)
Available-for-sale securities	Swaps	Fair value	12,577,160	(24,233)	10,795,541	56,831
Trading securities	Swaps	Economic	—	—	500,000	3,087
COs	Swaps	Fair value	21,726,190	(1,353,541)	13,101,220	(173,243)
	Swaps	Economic	—	—	55,000	(24)
	Forward starting swaps	Cash Flow	1,391,000	716	1,391,000	(380)
Total associated with COs			23,117,190	(1,352,825)	14,547,220	(173,647)
Total			39,854,160	(1,388,570)	28,881,381	(123,690)
CO bond firm commitments			35,000	50	55,000	24
Mortgage delivery commitments			3,454	45	3,164	68
Total derivatives			$39,892,614	(1,388,475)	$28,939,545	(123,598)
Accrued interest				42,010		(50,008)
Cash collateral, including related accrued interest				1,751,569		513,194
Net derivatives				$405,104		$339,588

Derivative asset				$430,744		$378,532
Derivative liability				(25,640)		(38,944)
Net derivatives				$405,104		$339,588
 _______________________
(1)    As of December 31, 2022 and 2021, embedded derivatives separated from certain advance contracts with notional amounts of $107.0 million and $345.4 million, respectively, and fair values of $400 thousand and $11.9 million, respectively, are not included in the table.
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

Table 25 - Hedging Strategies
(dollars in thousands)

			Notional Amount
Hedged Item / Hedging Instrument	Hedging Objective	Hedge Designation	December 31, 2022	December 31, 2021
Advances
Pay fixed, receive floating interest-rate swap (without options)	Converts the advance's fixed rate to a variable rate index	Fair value	$2,589,710	$1,844,570
		Economic	—	15,625
Pay fixed, receive floating interest-rate swap (with options)	Converts the advance's fixed rate to a variable rate index and offsets embedded options in the advance	Fair value	1,443,100	848,625
		Economic	5,000	329,800
Pay floating with embedded features, receive floating interest-rate swap (callable)	Reduces interest-rate sensitivity and repricing gaps by converting the advance’s variable-rate to a different variable-rate index and/or offsets embedded option risk in the advance.	Fair value	20,000	—
Pay floating, receive floating basis swap	Reduces interest-rate sensitivity and repricing gaps by converting the advance's variable-rate to a different variable-rate	Economic	102,000	—
			4,159,810	3,038,620
Investments
Pay fixed, receive floating interest-rate swap	Converts the investment's fixed rate to a variable rate index	Fair value	12,577,160	10,795,541
		Economic	—	500,000
			12,577,160	11,295,541
CO Bonds
Receive fixed, pay floating interest-rate swap (without options)	Converts the bond's fixed rate to a variable rate index	Fair value	4,385,000	715,220
Receive fixed, pay floating interest-rate swap (with options)	Converts the bond's fixed rate to a variable rate index and offsets option risk in the bond	Fair value	17,341,190	12,386,000
		Economic	—	55,000
Forward-starting interest-rate swap	To lock in the cost of funding on anticipated issuance of debt	Cash flow	1,391,000	1,391,000
			23,117,190	14,547,220
Stand-Alone Derivatives
CO bond firm commitments	N/A		35,000	55,000
Mortgage delivery commitments	N/A		3,454	3,164
Total			$39,892,614	$28,939,545

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

Our daily average aggregate notional amount for uncleared derivatives transactions between June 2021 and August 2021 exceeded $8 billion and, as a result, as of September 1, 2022, we became subject to two-way initial margin obligations as required by the Wall Street Reform and Consumer Protection Act. In addition, our daily average aggregate notional amount for uncleared derivatives transactions between June 2022 and August 2022 exceeded $8 billion and, as a result, we will remain subject to these obligations through 2023. For uncleared derivatives transactions executed on or after September 1, 2022, a party whose initial margin requirement for such derivatives transactions exceeds a specified threshold would be required to deliver collateral in the amount by which the initial margin requirement exceeds such specified threshold. Initial margin is required to be held at a third-party custodian for the benefit of the secured party, which can only assert ownership of such collateral upon the occurrence of certain events, including an event of default due to bankruptcy, insolvency, or similar proceeding. As of December 31, 2022, all initial margin requirements owed to our counterparties by us or owed to us by our counterparties were less than specified delivery thresholds.

From time to time, due to timing differences or derivatives-valuation differences, between our calculated derivatives values and those of our counterparties, and to the contractual haircuts applied to securities, we receive from (or pledge to) our counterparties cash or securities collateral whose fair value is less (or more) than the current net positive (or net negative) fair-value of derivatives positions outstanding with them.

Table 26 - Credit Exposure to Derivatives Counterparties
(dollars in thousands)

	As of December 31, 2022
	Notional Amount	Net Derivatives Fair Value Before Collateral	Cash Collateral Pledged to Counterparty	Net Credit Exposure to Counterparties
Asset positions with credit exposure:
Cleared derivatives	$16,705,370	$23,291	$407,356	$430,647

CO Bond firm commitments	35,000	50	—	50
Mortgage delivery commitments (1)	3,454	47	—	47
Total	$16,743,824	$23,388	$407,356	$430,744
_______________________
(1)    Total fair-value exposures related to commitments to invest in mortgage loans are offset by certain pair-off fees. Commitments to invest in mortgage loans are reflected as derivatives. We do not collateralize these commitments. However, should the participating financial institution fail to deliver the mortgage loans as agreed, the participating financial institution is charged a fee to compensate us for the nonperformance.

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

We may deposit funds with certain of these counterparties and their affiliates for short-term money-market investments, including overnight federal funds, term federal funds, and interest-bearing deposits. We may also engage in short-term secured reverse repurchase agreements with affiliates of these counterparties. Some of these counterparties have affiliates that buy, sell, and distribute our COs.

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

All of our LIBOR-indexed financial instruments utilize a LIBOR tenor that will either cease to be published or will no longer be representative after June 30, 2023, including LIBOR-indexed investment securities that mature after June 30, 2023. Table 27 presents our exposure to LIBOR-indexed investment securities and LIBOR-indexed derivatives at December 31, 2022.

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

Table 27 - Financial Instruments with LIBOR Exposure at December 31, 2022
(dollars in thousands)

	Due/Terminates prior to June 30, 2023	Due/Terminates after June 30, 2023	Total
Assets with LIBOR exposure
Investment securities, par amount by contractual maturity
Non-MBS	$—	$10,460	$10,460
MBS(1)	—	379,080	379,080
Total investment securities	$—	$389,540	$389,540

LIBOR-indexed interest-rate swaps, notional amount
Receive leg
Uncleared	$5,000	$—	$5,000
_______________________
(1)Balances are presented according to contractual maturity date and do not reflect scheduled or unscheduled principal repayments of underlying mortgage loans.

Table 28 - Variable Rate Financial Instruments by Interest-Rate Index
(dollars in thousands)

	Par Value of Advances	Par Value of Non-MBS	Par Value of MBS	Par Value of CO Bonds
LIBOR	$—	$10,460	$379,080	$—
SOFR	199,000	—	2,174,335	4,200,000
FHLBank discount note auction rate	9,652,865	—	—	—
Constant Maturity Treasury	—	—	27,845	—
Other	2,000	—	—	—
Total	$9,853,865	$10,460	$2,581,260	$4,200,000

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

Sources and Uses of Liquidity. Our primary sources of liquidity are proceeds from the issuance of COs and advance repayments, and maturing short-term investments, as well as cash and investment holdings that are primarily high-quality, short- and intermediate-term financial instruments that can be sold or pledged as collateral under a repurchase agreement. During the year ended December 31, 2022, we maintained continuous access to funding and adapted our debt issuance to meet the needs of our members.

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

Secondary sources of liquidity include payments collected on mortgage loans, proceeds from the issuance of capital stock, and deposits from members. In addition, under the FHLBank Act, the U.S. Treasury may purchase up to $4 billion of FHLBank COs. The terms, conditions, and interest rates in such a purchase would be determined by the U.S. Treasury. This authority may be exercised at the discretion of the U.S. Treasury with the agreement of the FHFA only if alternative means cannot be effectively employed to permit members of the FHLBanks to continue to supply reasonable amounts of funds to the mortgage market, and the ability to supply such funds is substantially impaired because of monetary stringency and a high level of interest rates. There were no such purchases by the U.S. Treasury during the year ended December 31, 2022.

For information and discussion of our guarantees and other commitments we may have, see below — Off-Balance-Sheet Arrangements and Aggregate Contractual Obligations. For further information and discussion of the joint and several liability for FHLBank COs, see below — Debt Financing — Consolidated Obligations.

Internal Liquidity Sources / Liquidity Management

Liquidity Reserves for Deposits. Applicable law requires us to hold a total amount of cash, obligations of the U.S., and advances with maturities of less than five years, in an amount not less than the amount of total member deposits with us. We have complied with this requirement during the year ended December 31, 2022.

Table 29 - Liquidity Reserves for Deposits
(dollars in thousands)

	December 31,
	2022	2021
Cash and due from banks	$7,593	$204,993
Interest-bearing deposits	1,485,290	85,153
U.S. Treasury obligations	5,723,562	5,584,971
Advances maturing within five years	39,412,504	11,444,422
Total liquid assets	46,628,949	17,319,539
Total deposits	655,487	884,032
Excess liquid assets	$45,973,462	$16,435,507

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

Liquidity Management Action Trigger. We maintain a liquidity management action trigger pertaining to projected net cash flow: if projected net cash flow falls below zero on or before the 21st day following the measurement date, then management of the Bank is notified and determines whether any corrective action is necessary. We did not exceed this threshold at any time during the year ended December 31, 2022.

Table 30 - Projected Net Cash Flow
(dollars in thousands)

As of December 31, 2022
21 Days
Uses of funds
Interest payable	$90,760
Maturing liabilities	7,558,288
Committed asset settlements	24,539
Capital outflow	56,922
MPF delivery commitments	3,454
Gross uses of funds	7,733,963

Sources of funds
Interest receivable	152,743
Maturing or projected amortization of assets	17,743,131
Committed liability settlements	159,631
Cash and due from banks and interest bearing deposits	1,490,541
Other	13,488
Gross sources of funds	19,559,534

Projected net cash flow	$11,825,571

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

Under the Liquidity Guidance AB, FHLBanks are required to maintain sufficient liquid assets to achieve positive projected net cash flow while rolling over maturing advances to all members and assuming no access to capital markets for a period of time between 10 and 30 calendar days, with a specific measurement period set forth in a supervisory letter. The Liquidity Guidance AB also sets forth the initial cash flow assumptions and formula to calculate base case liquidity. With respect to standby letters of credit, the guidance states that FHLBanks should maintain a liquidity reserve of between 1 percent and 20 percent of its outstanding standby letters of credit commitments, as specified in a supervisory letter.

During the year ended December 31, 2022, we were out of compliance with the Base Case Liquidity Requirement for one day and in compliance each other day.

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

Table 31 - Funding Gap Metric

Funding Gap Metric (1)	Limit	Management Action Trigger	Three-Month Average December 31, 2022	Three-Month Average December 31, 2021
3-month Funding Gap	15%	13%	7.7%	(8.2)%
1-year Funding Gap	30%	25%	12.2%	(0.5)%
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

Debt Financing — Consolidated Obligations

Our primary source of liquidity is through CO issuances. At December 31, 2022, and December 31, 2021, outstanding COs for which we are primarily liable, including both CO bonds and CO discount notes, totaled $58.5 billion and $28.9 billion, respectively. CO bonds are generally issued with either fixed-rate coupon-payment terms or variable-rate coupon-payment terms that use a variety of indices for interest-rate resets. Some of the fixed-rate bonds that we have issued are callable bonds that may be redeemed at par on one or more dates prior to their maturity date. In addition, to meet our needs and the needs of certain investors in COs, fixed- and variable-rate bonds may also contain certain provisions that may result in complex coupon-payment terms and call or amortization features. When such COs (structured bonds) are issued, we enter into interest-rate-exchange agreements containing offsetting features, which effectively change the characteristics of the bond to those of a simple variable-rate bond.

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

See Item 8 — Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 10 — Consolidated Obligations for a summary of CO bonds by contractual maturity dates and call dates as of December 31, 2022, and December 31, 2021. CO bonds outstanding for which we are primarily liable at December 31, 2022, and December 31, 2021, include issued callable bonds totaling $17.9 billion and $12.8 billion, respectively.

CO discount notes are also a significant funding source for us. CO discount notes are short-term instruments with maturities ranging from overnight to one year. We use CO discount notes primarily to fund short-term advances and investments, and longer-term advances and investments with short-term variable coupon repricing intervals. CO discount notes comprised 46.1 percent and 7.9 percent of the outstanding COs for which we are primarily liable at December 31, 2022, and December 31, 2021, respectively, but accounted for 91.7 percent and 93.2 percent of the proceeds from the issuance of such COs during the years ended December 31, 2022 and 2021, respectively.

Although we are primarily liable for our portion of COs, that is, the issuance proceeds allocated to us, we are also jointly and severally liable with the other FHLBanks for the payment of principal and interest on COs issued by all of the FHLBanks. The par amounts of the FHLBanks' outstanding COs were $1.2 trillion and $652.9 billion, respectively, at December 31, 2022 and 2021. COs are backed only by the combined financial resources of the FHLBanks. We have never repaid the principal or interest on any COs on behalf of another FHLBank.

We have evaluated the financial condition of the other FHLBanks based on known regulatory actions, publicly-available financial information, and individual long-term credit rating downgrades as of each period presented. Based on this evaluation, as of December 31, 2022, and through the filing of this report, we do not believe it is likely that we will be required to repay the principal or interest on any CO on behalf of another FHLBank.

Overall, we continued to experience strong demand for COs among investors. We have been able to issue debt in the amounts and structures required to meet our funding and risk-management needs. For most of the period covered by this report, COs were issued at yields that were historically competitive versus those of comparable-term U.S. Treasury securities. COs continue to be issued at yields that are at or lower than LIBOR and SOFR for comparable short-term maturities. However, periodic threats of Congressional failure to raise the U.S. Treasury debt ceiling raise the potential for defaults on U.S. Treasury debt, which could have impacts on demand for and pricing of CO debt.

The Federal Reserve’s continued signaling of inflation concerns, reducing its repurchase agreement offerings and selling of U.S. Treasury securities and U.S. Agency mortgage-backed securities are potentially important factors that could continue to shape investor demand for debt, including COs. Moreover, increases in U.S. Treasury security issuance in response to high fiscal deficits following fiscal stimulus programs underlying the CARES Act, American Rescue Plan Act, and any similar future legislation or any change or roll back of regulations governing money market investors may also have an impact on our funding costs. The increased issuance of debt in response to the rising demand for advances has caused and may continue to cause the FHLBanks’ debt cost to be higher relative to benchmark interest rates.

Capital

Total capital at December 31, 2022, was $3.4 billion compared with $2.5 billion at year-end 2021.

Capital stock increased by $1.1 billion during the year ended December 31, 2022, primarily resulting from the increase in advances that we experienced during the year.

The FHLBank Act and FHFA regulations specify that each FHLBank is required to satisfy certain minimum regulatory capital requirements. We were in compliance with these requirements at December 31, 2022, as discussed in Item 8 — Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 12 — Capital.

Table 32 - Capital Stock Outstanding by Member Institution Type
(dollars in thousands)

December 31, 2022
Commercial banks	$890,404
Savings institutions	603,229
Insurance companies	294,462
Credit unions	242,598
Community development financial institutions	485
Total GAAP capital stock	2,031,178
Mandatorily redeemable capital stock	10,290
Total regulatory capital stock	$2,041,468

Capital stock subject to a stock redemption period is reclassified to mandatorily redeemable capital stock, a liability in the statement of condition. Mandatorily redeemable capital stock totaled $10.3 million and $13.6 million at December 31, 2022, and December 31, 2021, respectively. For additional information on the redemption of our capital stock, see Part 1— Item 1 — Business — Capital Resources — Redemption of Excess Stock and Item 8 — Financial Statements and Supplementary Data —Notes to the Financial Statements — Note 2 — Summary of Significant Accounting Policies — Mandatorily Redeemable Capital Stock.

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

The Capital Rule requires the Director of the FHFA to determine on no less than a quarterly basis the capital classification of each FHLBank. By letter dated March 16, 2023, the Director of the FHFA notified us that, based on December 31, 2022 financial information, we met the definition of adequately capitalized under the Capital Rule.

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

Internal Minimum Capital Requirement in Excess of Regulatory Requirements

To provide protection for our capital base, we maintain an internal minimum capital requirement whereby the amount of paid-in capital stock and retained earnings (together, our actual regulatory capital) must be at least equal to the sum of 4 percent of our total assets plus an amount we measure as our risk exposure with 99 percent confidence using our economic capital model

(together, our internal minimum capital requirement). As of December 31, 2022, this internal minimum capital requirement equaled $3.1 billion, which was satisfied by our actual regulatory capital of $3.7 billion.

Minimum Retained Earnings Target

At December 31, 2022, we had total retained earnings of $1.7 billion compared with our minimum retained earnings target of $700.0 million. We generally view our minimum retained earnings target as a floor for retained earnings rather than as a retained earnings limit and expect to continue to grow our retained earnings modestly even though we exceed the target.

Our methodology for determining retained earnings adequacy and selection of the minimum retained earnings target incorporates an assessment of the various risks that could adversely impact retained earnings if trigger stress-scenario conditions were to occur. Principal elements are market risk and credit risk. Market risk is estimated utilizing a Value-at-Risk (VaR) model, which estimates potential changes in our market value of equity due to potential shifts in yield curves, option adjusted spreads and volatility surfaces applicable to our assets, liabilities, and derivative transactions. The average of the five worst scenarios and an internal management trigger factors into the determination of the market risk component. Credit risk is represented through incorporation of valuation deterioration due but not limited to actual and potential adverse ratings migrations for our assets and actual and potential defaults. Another element in determining the minimum retained earnings target is the actual level of membership- and activity-based stock from our members. Should the level of that stock fall below our minimum regulatory capital requirement of 4.0 percent, the difference needed to return regulatory capital to at least 4.0 percent would be drawn from retained earnings.

Our minimum retained earnings target could be superseded by FHFA mandates, either in the form of an order specific to us or by promulgation of new regulations requiring a level of retained earnings that is different from our current target. Moreover, we may, at any time, change our methodology or assumptions for modeling our minimum retained earnings target and will do so when prudent or when other reasons warrant such a change. Either of these events could result in us increasing our minimum retained earnings target and, in turn, reducing or eliminating dividends, as necessary.

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

Table 33 - Capital Stock Requirements and Excess Capital Stock
(dollars in thousands)

	Membership Stock Investment Requirement (1)	Activity-Based Stock Investment Requirement	Total Stock Investment Requirement (2)	Outstanding Class B Capital Stock (3)	Excess Class B Capital Stock
December 31, 2022	$325,870	$1,658,654	$1,984,546	$2,041,468	$56,922
December 31, 2021	429,353	505,264	934,638	967,200	32,562
_______________________
(1)    Pursuant to our Capital Plan of the Federal Home Loan Bank of Boston Amended and Restated as of December 31, 2021, the membership stock investment requirement changed from 0.20 percent of the Membership Stock Investment Base to 0.05 percent of total assets, which became effective on March 31, 2022. The change was intended to reduce the aggregate membership stock investment requirement.
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

Restricted Retained Earnings and the Joint Capital Agreement

Our capital plan and the Joint Capital Agreement require us to allocate a certain percentage of quarterly net income to a restricted retained earnings account, which we refer to as restricted retained earnings. The Joint Capital Agreement, the terms of which are reflected in the capital plans of the 11 FHLBanks, is a voluntary contractual agreement among the FHLBanks, intended to build greater safety and soundness in the FHLBank System. Generally, the Joint Capital Agreement requires each FHLBank to allocate a certain amount, generally not less than 20 percent of each of its quarterly net income (net of that FHLBank's obligation to its AHP) and adjustments to prior net income, to a restricted retained earnings account until the total amount in that account is equal to 1 percent of the daily average carrying value of that FHLBank's outstanding total COs (excluding fair-value adjustments) for the calendar quarter (total required contribution). The percentage of the required allocation is subject to adjustment when an FHLBank has had an adjustment to a prior calendar quarter's net income.

At December 31, 2022, our total required contribution to the restricted retained earnings account was $582.4 million compared with the current restricted retained earnings account balance of $399.7 million.

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

At inception of each fair-value hedge transaction, the Bank formally documents the hedge relationship and its risk management objective and strategy for undertaking the hedge, including identification of the hedging instrument, the hedged item, the nature of the risk being hedged, and how the hedging instrument's effectiveness in offsetting the exposure to changes in the hedged item's fair value attributable to the hedged risk will be assessed. In all cases involving a recognized asset, liability or firm commitment, the designated risk being hedged is the risk of changes in its fair value attributable to changes in the designated benchmark interest rate, which we have designated as either LIBOR, SOFR or OIS at the inception of each hedge relationship. Therefore, for this purpose, changes in the fair value of the hedged item (e.g., advance, investment security, or consolidated obligation) reflect only those changes in the value that are attributable to changes in the designated benchmark interest rate (hereinafter referred to as "changes in the benchmark fair value").

For hedging relationships that are designated as fair-value hedges and qualify for hedge accounting, the change in the benchmark fair value of the hedged item is recorded in earnings, thereby providing some offset to the change in fair value of the associated derivative. The difference in the change in fair value of the derivative and the change in the benchmark fair value of the hedge item represents "hedge ineffectiveness." All of our fair-value hedge relationships are treated as long-haul fair-value hedge relationships, where the change in the benchmark fair value of the hedged item must be measured separately from the change in fair value of the derivative. See Table 8.2 - Net Gains (Losses) on Fair Value Hedging Relationships in Item 8 — Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 8 — Derivatives and Hedging Activities for a summary of our fair-value hedge ineffectiveness for the three years ended December 31, 2022, 2021 and 2020.

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

For derivatives where no identified hedged item qualifies for hedge accounting, changes in the fair value of the derivative are reflected in current earnings. As of December 31, 2022, we held $107.0 million notional of interest-rate swaps with a fair value of $(400) thousand that are economically hedging $107.0 million of advances. Additionally, as of December 31, 2022, we held $3.5 million notional of mortgage-delivery commitments with a fair value of $45 thousand and $35.0 million of CO bond firm commitments with a fair value of $50 thousand. The following table shows the estimated changes in the fair value of the interest-rate swaps under alternative parallel interest-rate shifts (for example the same change to interest rates on short-, intermediate-, and long-term fixed income maturities):

Table 34 - Estimated Change in Fair Value of Undesignated Derivatives
(dollars in thousands)

			As of December 31, 2022
	-200 basis points	-150 basis points	-100 basis points	-50 basis points	+50 basis points	+100 basis points	+150 basis points	+200 basis points
Change from base case
Interest-rate swaps	$(5,249)	$(3,693)	$(2,283)	$(1,043)	$822	$1,428	$1,860	$2,149

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

We use an applicable interest-rate index as the discount rate for the valuation of derivatives. For all derivatives cleared through a DCO, the discount rate used is SOFR, while for the majority of our bilateral, non-cleared interest-rate derivatives the discount rate used is OIS. For the valuation of hedged assets or liabilities in fair-value hedging relationships where the hedged risk is changes in the benchmark fair value, we use either LIBOR, SOFR or OIS as the discount rate, depending on which interest-rate index was designated as the benchmark rate at inception of the hedge relationship.

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

Either of these outcomes could result in increased earnings volatility, which could potentially be material. However, through December 31, 2022, no hedge relationships failed our hedge effectiveness criteria as a result of using different interest-rate indices as the discount rate for the derivative and the discount rate for the hedged item.

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

As of December 31, 2022, multiple vendor prices were received for substantially all of our investment securities and the final prices for substantially all of those securities were computed by averaging those prices. Based on our review of the pricing methods and controls employed by the third-party pricing vendors and the relative lack of dispersion among the vendor prices (or, in those instances in which there were outliers or significant yield variances, our additional analyses), we believe the final prices used are reasonably likely to be exit prices and further that the fair-value measurements are classified appropriately in the fair-value hierarchy.

Amortization of Premiums and Accretion of Discounts Associated with Prepayable MBS

When we purchase MBS, we often pay an amount that is different from the par value. The difference between the purchase price and the contractual note amount is a premium if the purchase price is higher, and a discount if the purchase price is lower. Accounting guidance permits us to incorporate estimates of prepayments when we amortize (or accrete) these premiums (or discounts) in a manner such that the yield recognized on the underlying asset is constant over the asset's estimated life.

We typically pay more than the par value when the interest rates on the purchased MBS are greater than prevailing market yields for similar MBS on the transaction date. The net purchase premiums paid are then amortized using the constant-effective-yield method over the expected lives of the MBS as a reduction in their book yields (that is, interest income). Similarly, if we pay less than the par value due to interest rates on the purchased MBS being lower than prevailing market yields on similar MBS on the transaction date, the net discount is accreted in the same manner as the premiums, resulting in an increase in the MBS's book yields. The constant-effective-yield amortization method is applied using expected cash flows that incorporate prepayment projections that are based on mathematical models that describe the likely rate of consumer refinancing activity in response to incentives created (or removed) by changes in interest rates as well as other factors. While changes in interest rates have the greatest effect on the extent to which mortgages underlying the MBS may prepay, in general prepayment behavior can also be affected by factors not contingent on interest rates. Moreover, many of the MBS that we purchase are part of a multi-tranche securitization through which our exposure to cash flow timing uncertainty is mitigated. In addition, many of the MBS that we purchase are backed by commercial mortgage loans secured by multi-family housing, which may have embedded prepayment penalty fees that serve as a mitigant to prepayment risk.

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

In general, for MBS comprised of single-family residential mortgage loans that contain no prepayment fees, lower prevailing interest rates are expected to result in the acceleration of premium and discount amortization and accretion, compared with the effect of higher prevailing interest rates that would tend to decelerate the amortization and accretion of premiums and discounts. Exact trends will depend on the relationship between market interest rates and coupon rates on outstanding mortgage assets, the historical evolution of mortgage interest rates, the age of the mortgage loans, demographic and population trends, and other market factors, as well as the structural design of our security within the overall group of securities backed by the underlying pool of mortgage loans. Changes in amortization will also be impacted by differences between projected prepayments and actual experience. Prepayment projections are inherently subject to uncertainty because it is difficult to accurately predict future market conditions and the response of borrowing consumers in terms of refinancing activity to future market conditions even if the market conditions were known. However, actual prepayment speeds observed in these rate environments can be influenced by factors such as home price trends and lender credit underwriting standards.

The effect on interest income from the amortization and accretion of premiums and discounts on MBS, including MBS in both the held-to-maturity and available-for-sale portfolios, for the years ended December 31, 2022, 2021, and 2020, was a net increase (decrease) to income of $24.3 million, $(6.5) million, and $(31.6) million, respectively.

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

Proposed SEC Rule on Climate-related Disclosures. On March 21, 2022, the SEC proposed a new rule that would require the Bank to make specific climate-related disclosures in its periodic reports. The proposed rule would require the Bank to (i) account for and disclose certain direct, indirect and third-party greenhouse gas emissions, (ii) provide additional disclosures of material impact of climate-change risks on its strategy, business model and outlook, disclose climate-event impacts, (iii) discuss board and management governance and oversight of climate-related risks, climate-change risk management framework considering both physical and transitional risks, and plans to reduce such risks, and (iv) provide and discuss climate-related financial impact metrics and expenditure metrics. The Bank is unable to predict when and the extent to which the final rule (or its application to the Bank) will apply or deviate from the proposal. Should the rule become final in its current form, the Bank anticipates a significant increase in its compliance costs given the complexity of these proposed obligations.

Finance Agency’s Review and Analysis of the Federal Home Loan Bank System. On July 20, 2022, FHFA Director Sandra L. Thompson provided testimony to the U.S. House Committee on Financial Services, indicating that the FHFA would conduct a review and analysis of the FHLBank System. The FHFA has named this review FHLBank System at 100: Focusing on the Future. As part of this review and analysis, the FHFA has since held a series of public listening sessions, regional roundtable discussions, and requested written comments from stakeholders. The review, which continues into 2023, is examining matters covering such areas as the FHLBanks’ mission and purpose in a changing marketplace; their organization, operational efficiency, and effectiveness; their role in promoting affordable, sustainable, equitable, and resilient housing and community investment; their role in addressing the unique needs of rural and financially vulnerable communities; member products, services, and collateral requirements; and membership eligibility and requirements. The Bank anticipates that the FHFA’s review and analysis will culminate with a written report, which may include recommendations for statutory revisions, proposals for new or modified regulations, regulatory guidance under existing regulations, or other regulatory actions within the FHFA’s statutory authority related to a number of areas, such as the FHLBanks’ fulfillment of their mission, membership requirements, and support for affordable housing and community investment.

Amendment to FINRA Rule 4210: Margining of Covered Agency Transactions. On February 24, 2023, the Financial Industry Regulatory Authority (FINRA) filed a proposed rule change with the SEC, with immediate effect, further extending the implementation date from April 24, 2023, to October 25, 2023, of the margining requirements set by FINRA Rule 4210 dated July 29, 2022, for covered agency transactions. Once the margining requirements are effective, the Bank may be required to collateralize transactions that are covered agency transactions, which include to be announced transactions (TBAs). These collateralization requirements could have the effect of reducing the overall profitability of engaging in covered agency transactions. Further, the collateralization requirements could expose the Bank to credit risk from its counterparties for such transactions. The Bank does not expect this rule to have a material effect on its financial condition or results of operations.

Federal Reserve Bank Term Funding Program. On March 12, 2023, the Federal Reserve announced the implementation of a Bank Term Funding Program (the BTFP), which offers loans for a term of up to one year to eligible borrowers, secured by eligible collateral owned as of March 12, 2023. Eligible borrowers include any federally insured depository institution or U.S. branch or agency of a foreign bank that is eligible for primary credit with the Federal Reserve. Eligible collateral is any collateral eligible for purchase by the Federal Reserve in open market operations, which collateral includes U.S. Treasuries, agency debt and mortgage-backed securities, among other assets. Eligible collateral will be valued at par and the loans will be made at a fixed rate equal to the one-year overnight index swap rate plus 10 basis points. Loans can be requested under the program until at least March 11, 2024. The BTFP is backstopped by the U.S. Department of Treasury, which will provide up to $25 billion in credit protection to the Federal Reserve in connection with the BTFP. While it is difficult to predict the impact of this new program on the Bank’s business, financial condition and results of operations at this time, the BTFP is likely to provide an alternative funding source for the Bank’s members and could reduce their demand for the Bank’s advances during the term of the program.

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

On March 15, 2022, the Adjustable Interest Rate (LIBOR) Act was signed into law. This law provides a statutory fallback mechanism and safe harbor that apply on a nationwide basis to replace LIBOR with a benchmark rate, selected by the Federal Reserve based on SOFR, for certain contracts that reference LIBOR and contain no or insufficient fallback provisions, including fallback rates that are in any way based on LIBOR.

On December 16, 2022, the Federal Reserve adopted a final rule that implements the Adjustable Interest Rate (LIBOR) Act, enacted in March 2022. The rule, which went into effect on February 27, 2023, establishes benchmark replacement rates based on SOFR for certain contracts, to apply after June 30, 2023 (the “LIBOR replacement date”). Generally, the rule provides that Board-selected benchmark replacements will apply by operation of law to contracts governed by U.S. law which have the following characteristics: (a) contain no fallback provisions; (b) contain fallback provisions but fail to specify either the fallback rate or the party that can determine the fallback rate; or (c) contain a fallback provision that identifies the party that can determine the fallback rate, but the determining party has failed to do so before (i) the LIBOR replacement date or (ii) the latest date to select a benchmark replacement according to the contract terms. For any FHLBank contract with the above characteristics, including advances, references to overnight LIBOR would be replaced with SOFR and one-, three-, six, or 12-month LIBOR will be replaced with 30-day Average SOFR plus the applicable tenor spread adjustment specified in the LIBOR Act. The Bank does not expect this rule to have a material effect on its financial condition or results of operations.

Given the developments discussed above, however, we have taken and will continue to take steps to remediate our LIBOR-linked financial instruments and contracts. To that end, and consistent with an FHFA supervisory letter sent to the FHLBanks on September 27, 2019, regarding the phase-out of LIBOR, we stopped purchasing investments that reference LIBOR and mature after December 31, 2021. In addition, we have implemented a LIBOR transition plan and will continue to analyze potential risks associated with the LIBOR transition, including, but not limited to, financial, market, accounting, operational, legal, tax, reputational and compliance risks, and will update such plan, to the extent necessary, to address such risks going forward. Our LIBOR transition plan governs the process of amending our financial instruments and contracts in accordance with existing fallback language or transition rules established under the Federal Reserve’s final rule that implements the Adjustable Interest Rate (LIBOR) Act, including investments.

We do not expect the cessation of LIBOR to have a material effect on our financial condition or results of operations. For a discussion of the potential impact of the cessation of LIBOR, see Executive Summary — LIBOR Transition Preparations and Item 1A Risk Factors.

CREDIT RATING AGENCY DEVELOPMENTS

As of February 28, 2023, Moody’s long- and short-term credit ratings for us and the 10 other FHLBanks are Aaa and P-1, with a stable outlook.

As of February 28, 2023, S&P’s long- and short-term credit ratings for us and the 10 other FHLBanks are AA+ and A-1+, with a stable outlook.

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

When assets and liabilities are affected by yield changes in different markets, basis risk can result. For example, if we invest in SOFR-based floating-rate assets and fund those assets with short-term discount notes, potential compression in the spread between SOFR and discount-note rates could adversely impact our net income.

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

COs may be issued to match interest-rate-risk exposures of our assets. At December 31, 2022, fixed-rate noncallable debt, not hedged by interest-rate swaps, amounted to $6.5 billion, compared with $8.4 billion at December 31, 2021.

COs may also be issued with embedded call options to mitigate interest-rate and prepayment risks of our mortgage loans and certain MBS. Fixed-rate callable debt not hedged by interest-rate swaps amounted to $595.0 million and $520.0 million at December 31, 2022, and December 31, 2021, respectively.

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

Advances may be issued together with interest-rate swaps that pay a coupon rate that offsets the advance coupon rate and any optionality embedded in the advance, thereby effectively creating a floating-rate asset. Total advances used in conjunction with interest-rate-exchange agreements, including both fair-value hedge relationships and economic hedge relationships, was $4.2 billion, or 9.9 percent of our total outstanding advances at December 31, 2022, compared with $3.0 billion, or 24.6 percent of total outstanding advances, at December 31, 2021.

Available-for-sale securities may be purchased together with interest-rate swaps that pay a coupon rate that offsets the security’s coupon rate, thereby effectively creating a floating-rate asset. Total available-for-sale securities used in conjunction with interest-rate-exchange agreements was $12.6 billion, or 82.5 percent of our total outstanding available-for-sale securities at December 31, 2022, compared with $10.8 billion, or 85.2 percent of total outstanding available-for-sale securities, at December 31, 2021.

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

Investments and Mortgage Loans

We hold certain U.S. Treasury obligations as well as long-term bonds issued by HFAs, U.S. government corporations, GSEs, and supranational institutions as available-for-sale. To hedge the market and interest-rate risk associated with these assets, we may enter into interest-rate swaps with matching terms to those of the bonds to create synthetic floating-rate assets. At December 31, 2022 and December 31, 2021, respectively, this portfolio of hedged investments had a par value of $7.1 billion and $5.9 billion.

We also manage the market and interest-rate risk in our MBS portfolio. For MBS classified as held-to-maturity, we use debt that matches the characteristics of the portfolio assets. For commercial MBS that are nonprepayable or prepayable for a fee for an initial period, we may use fixed-rate debt. For commercial MBS classified as available-for-sale and which are nonprepayable or prepayable for a fee during an initial lock-out period, we may enter into interest-rate swaps for a partial term of the MBS that is equal to or shorter than the lock-out period of the hedged MBS to create synthetic floating-rate assets during the hedged period. At December 31, 2022, and December 31, 2021, respectively, this portfolio of hedged MBS had a par value of $5.5 billion and $4.9 billion.

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

Swapped Consolidated Obligation Debt

We may also issue CO bonds together with interest-rate swaps (either cleared if no optionality or uncleared if containing optionality) that receive a coupon rate that offsets the bond coupon rate and any optionality embedded in the bond, thereby effectively creating a floating-rate liability. We may employ this strategy to secure long-term debt that meets funding needs versus relying on short-term CO discount notes. Total CO bond debt used in conjunction with interest-rate-exchange agreements was $21.6 billion, or 65.8 percent of our total outstanding CO bonds at December 31, 2022, compared with $13.0 billion, or 48.6 percent of total outstanding CO bonds, at December 31, 2021.

In addition, derivatives may be used to hedge the interest-rate risk of anticipated future CO debt issuance. At both December 31, 2022, and December 31, 2021, forward starting interest-rate swaps hedging the anticipated future issuance of CO debt were $1.4 billion.

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

We use certain quantitative models to evaluate our risk position. These models are capable of employing various interest-rate term-structure models and valuation techniques to determine the values and sensitivities of complex or option-embedded instruments such as mortgage loans, MBS, callable bonds and swaps, and adjustable-rate instruments with embedded caps and floors, among others. These models require the following:

•specification of the contractual and behavioral features of each instrument;
•determination and specification of appropriate market data, such as yield curves and implied volatilities;
•utilization of appropriate term-structure and prepayment models to reasonably describe the potential evolution of interest rates over time and the expected behavior of financial instruments in response;
•for option-free instruments, the expected cash flows are discounted using spot rates derived from the term structure of interest rates; and
•for option-embedded instruments, the models use standardized option pricing methodology to determine the likelihood of embedded options being exercised in accordance with the term structure of interest rates and volatilities, and potential changes in the same.

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

For purposes of measuring this ratio, the BVE is equal to the par value of capital stock including mandatorily redeemable capital stock, retained earnings, and accumulated other comprehensive (loss) income. At December 31, 2022, our MVE was $3.49 billion and our BVE was $3.43 billion, resulting in a ratio of MVE to BVE of 102 percent. At December 31, 2021, our MVE was $2.45 billion and our BVE was $2.54 billion, resulting in a ratio of MVE to BVE of 96 percent.

Market Value of Equity/Par Stock Ratio. We also measure the ratio of our MVE to the par value of our Class B Stock, which we refer to as our MVE to par stock ratio. We have established an MVE to par stock ratio floor of 125 percent with an associated management action trigger of 130 percent, reflecting our intent to preserve the value of our members' capital investment. As of December 31, 2022, and December 31, 2021, that ratio was 171 percent and 253 percent, respectively.

Value at Risk. VaR, which measures the potential change in our MVE, is based on a set of stress scenarios using historically based interest-rate, volatility and option-adjusted spread (OAS) movements starting at the most recent month-end and going back monthly to 1998. For risk-based capital purposes and compliance with our internal management action trigger, VaR is reported as the average of the five worst scenarios.

Our VaR model results utilize interest rate, volatility and OAS shocks provided by the FHFA.

The table below presents the VaR estimate as of December 31, 2022 and December 31, 2021, and represents the estimates of potential reduction to our MVE from potential future changes in interest rates and other market factors, as described above. Estimated potential market value loss exposures are expressed as a percentage of the current MVE. The table is intended to represent a statistically based range of VaR exposures.

Table 35 - Value-at-Risk
(dollars in millions)

	Value-at-Risk (Gain) Loss Exposure
	December 31, 2022		December 31, 2021
Confidence Level	% of MVE (1)	Amount	% of MVE (1)	Amount
50%	2.50%	$87.0	4.11%	$100.7
75%	3.89	135.7	5.52	135.3
95%	5.46	190.1	7.67	188.1
99%	6.31	219.9	8.14	199.5

Average of five worst scenarios - as of year end	6.48	225.8	8.71	213.5

Average of five worst scenarios - average for the year		221.9		212.3
_____________________________
(1)    Loss exposure is expressed as a percentage of base MVE.

We have established a management action trigger of maintaining VaR below 12 percent of MVE. Should the management action trigger be exceeded, the policy requires management to notify the board of directors' Risk Committee of any action taken or not taken and the rationale for such. We did not exceed our VaR management action trigger at any time during the years ended December 31, 2022, and December 31, 2021.

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

Our duration of equity which is calculated in accordance with guidance from the FHFA requires the constraining of projected future interest rates and discounting yields to a minimum of zero percent, was +2.15 years at December 31, 2022, compared with +1.09 years at December 31, 2021. For purposes of measuring against the management action triggers and limits, management considered an alternative methodology which does not constrain interest rates to a minimum of zero percent. Using this methodology duration of equity was +0.37 years at December 31, 2021. Due to the higher interest rate environment for the period ended December 31, 2022, the results of the constrained and unconstrained metrics were the same. We did not exceed our duration of equity limit at any time during the years ended December 31, 2022 and December 31, 2021.

MVE Sensitivity. We measure MVE sensitivity by using the percent change in MVE from base in an up or down 200 basis point parallel rate shock scenario and have established a management action trigger at a decline of 10 percent and a limit at a decline of 15 percent. Our policies require management to notify the board of directors' Risk Committee if the limit is breached.

MVE sensitivity in a down 200 basis point parallel rate shock scenario as of December 31, 2022 was 3.0 percent. Using the methodology which does not constrain interest rates to a minimum of zero percent, MVE sensitivity in a down 200 basis point parallel rate shock was (0.9) percent as of December 31, 2021. Due to the significant increase in interest rates for the period ended December 31, 2022, the results of the constrained and unconstrained metrics were the same for that period. We were below the limit at each of December 31, 2022, and December 31, 2021.

See Table 36 for our MVE sensitivity, as calculated in accordance with guidance from the FHFA which requires that we constrain projected future interest rates and discounting yields to a minimum of zero percent.

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

Our duration gap, as calculated in accordance with guidance from the FHFA which requires that we constrain projected future interest rates and discounting yields to a minimum of zero percent, was +1.41 months at December 31, 2022, compared with +0.98 months at December 31, 2021.

For purposes of measuring against the management action triggers and limits, management considers an alternative methodology which does not constrain interest rates to a minimum of zero percent. Using this methodology duration gap was +0.33 months at December 31, 2021. Due to the higher interest rate environment for the period ended December 31, 2022, the results of the constrained and unconstrained metrics were the same.

Income Simulation. To provide an additional perspective on market and interest-rate risks, we have an income-simulation model that projects adjusted net income over the ensuing 12-month period using a range of potential interest-rate scenarios, including parallel interest-rate shocks, nonparallel interest-rate shocks, and changes in basis risk. The income simulation metric is based on projections of adjusted net income divided by capital stock (including mandatorily redeemable capital stock). Projections of adjusted net income exclude a) projected prepayment of advances and prepayment penalties; b) loss on early extinguishment of debt; c) changes in fair values from hedging activities and d) changes in fair values of trading securities. The simulations are solely based on simulated movements in interest rates and do not reflect potential impacts of credit events, including, but not limited to, potential provision for credit losses.

Management has put in place management action triggers whereby senior management is explicitly informed of instances where our projected return on capital stock (ROCS) falls below the average yield on SOFR plus our dividend spread over a twelve-month horizon in a variety of interest-rate shock scenarios limited to +/- 200 basis points. The results of this analysis for December 31, 2022, showed that in the base case our ROCS was 628 basis points over SOFR, and in the worst case modeled, the down 200 basis points scenario, our ROCS fell 74 basis points to 554 basis points over SOFR. For December 31, 2021, the results of this analysis showed in the base case our ROCS was 396 basis points over SOFR, and in the worst case modeled, the down 200 basis point scenario, our ROCS fell 163 basis points to 233 basis points over SOFR. Our ROCS spread to SOFR remained above the management action trigger minimum during 2022.

Economic Capital Ratio Limit. We have established a limit of 4.0 percent for the ratio of the MVE to the market value of assets, referred to as the economic capital ratio. FHFA regulations require us to maintain a regulatory capital ratio of book value of regulatory capital to book value of total assets of no less than 4.0 percent, as discussed in Item 8 — Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 12 — Capital. We seek to ensure that the regulatory capital ratio will not fall below the 4.0 percent threshold at a future time by establishing the economic capital ratio limit at 4.0 percent. We also maintain a management action trigger of 4.5 percent for this ratio. The economic capital ratio serves as a proxy for benchmarking future capital adequacy by discounting our balance sheet and derivatives at current market expectations of future values. Our economic capital ratio was 5.5 percent as of December 31, 2022, compared with 7.4 percent as of December 31, 2021.

Our economic capital ratio was not below 4.0 percent at any time during the years ended December 31, 2022, and December 31, 2021.

Table 36 - Market and Interest-Rate Risk Metrics
(dollars in millions)

	December 31, 2022
	Down 300(1)	Down 200(1)	Down 100(1)	Base	Up 100	Up 200	Up 300
MVE	$3,609	$3,592	$3,551	$3,486	$3,403	$3,312	$3,218
Percent change in MVE from base	3.5%	3.0%	1.9%	—%	(2.4)%	(5.0)%	(7.7)%
MVE/BVE	105%	105%	104%	102%	99%	97%	94%
MVE/Par Stock	177%	176%	174%	171%	167%	162%	158%
Duration of Equity	+0.27 years	+0.81 years	+1.51 years	+2.15 years	+2.58 years	+2.80 years	+2.88 years
Return on Capital Stock less SOFR	4.92%	5.54%	6.09%	6.28%	6.39%	6.53%	6.67%
Net income percent change from base	(37.88)%	(23.73)%	(10.15)%	—%	9.44%	19.09%	28.75%

	December 31, 2021
	Down 300(1)	Down 200(1)	Down 100(1)	Base	Up 100	Up 200	Up 300
MVE	$2,704	$2,706	$2,488	$2,452	$2,421	$2,349	$2,252
Percent change in MVE from base	10.3%	10.4%	1.5%	—%	(1.3)%	(4.2)%	(8.2)%
MVE/BVE	106%	106%	98%	96%	95%	92%	89%
MVE/Par Stock	280%	280%	257%	253%	250%	243%	233%
Duration of Equity	-0.07 years	+5.37 years	+ 3.78 years	+1.09 years	+2.21 years	+3.58 years	+4.49 years
Return on Capital Stock less SOFR	2.33%	2.33%	2.65%	3.96%	4.05%	3.97%	3.68%
Net income percent change from base	(46.68)%	(46.70)%	(39.37)%	—%	24.45%	44.81%	60.66%
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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of internal control over financial reporting as of December 31, 2022, based on the framework established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that assessment, management concluded that, as of December 31, 2022, internal control over financial reporting is effective based on the criteria established in Internal Control – Integrated Framework (2013).

Additionally, our internal control over financial reporting as of December 31, 2022, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Federal Home Loan Bank of Boston

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying statements of condition of Federal Home Loan Bank of Boston (the "Bank") as of December 31, 2022 and 2021, and the related statements of operations, of comprehensive (loss) income, of capital, and of cash flows for each of the three years in the period ended December 31, 2022, including the related notes (collectively referred to as the “financial statements”). We also have audited the Bank's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Bank as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Bank maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Valuation of Interest-Rate Derivatives and Hedged Items

As described in Notes 8 and 15 to the financial statements, the Bank uses derivative instruments to reduce funding costs and/or to manage interest-rate risks. The total notional amount of derivatives as of December 31, 2022 was $39.9 billion, of which 99.6% were designated as hedging instruments, and the fair value of derivative assets and liabilities as of December 31, 2022 was $430.7 million and $25.6 million, respectively. The fair values of interest-rate derivatives and hedged items are determined using standard valuation techniques such as discounted cash-flow analysis and comparisons with similar instruments. The discounted cash-flow model uses market-observable inputs, including discount rate, forward interest rate, and volatility assumptions.

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

/s/ PricewaterhouseCoopers LLP

Boston, Massachusetts
March 17, 2023

We have served as the Bank's auditor since 1990.

FEDERAL HOME LOAN BANK OF BOSTON STATEMENTS OF CONDITION (dollars and shares in thousands, except par value)
	December 31, 2022	December 31, 2021
ASSETS
Cash and due from banks	$7,593	$204,993
Interest-bearing deposits	1,485,290	85,153
Securities purchased under agreements to resell	—	800,000
Federal funds sold	2,706,000	1,944,000
Investment securities:
Trading securities	1,507	501,867
Available-for-sale securities (amortized cost of $13,977,197 and $12,837,974 at December 31, 2022 and 2021, respectively)	13,626,916	12,895,987
Held-to-maturity securities (a)	99,068	145,492
Total investment securities	13,727,491	13,543,346
Advances	41,599,581	12,340,020
Mortgage loans held for portfolio, net of allowance for credit losses of $1,900 and $1,700 at December 31, 2022 and 2021, respectively	2,758,429	3,120,159
Accrued interest receivable	134,268	68,360
Derivative assets, net	430,744	378,532
Other assets	48,153	60,729
Total Assets	$62,897,549	$32,545,292
LIABILITIES
Deposits
Interest-bearing	$634,502	$833,007
Non-interest-bearing	20,985	51,025
Total deposits	655,487	884,032
Consolidated obligations (COs):
Bonds	31,565,543	26,613,032
Discount notes	26,975,260	2,275,320
Total consolidated obligations	58,540,803	28,888,352
Mandatorily redeemable capital stock	10,290	13,562
Accrued interest payable	130,515	60,968
Affordable Housing Program (AHP) payable	76,622	70,503
Derivative liabilities, net	25,640	38,944
Other liabilities	42,871	57,920
Total liabilities	59,482,228	30,014,281
Commitments and contingencies (Note 16)
CAPITAL
Capital stock – Class B – putable ($100 par value), 20,312 shares and 9,536 shares issued and outstanding at December 31, 2022 and 2021, respectively	2,031,178	953,638
Retained earnings:
Unrestricted	1,290,873	1,179,986
Restricted	399,695	368,420
Total retained earnings	1,690,568	1,548,406
Accumulated other comprehensive (loss) income	(306,425)	28,967
Total capital	3,415,321	2,531,011
Total Liabilities and Capital	$62,897,549	$32,545,292
_______________________________________
(a)    Fair values of held-to-maturity securities were $98,591 and $148,068 at December 31, 2022 and 2021, respectively.

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF BOSTON STATEMENTS OF OPERATIONS (dollars in thousands)
	For the Year Ended December 31,
	2022	2021	2020
INTEREST INCOME
Advances	$631,838	$170,003	$400,286
Prepayment fees on advances, net	3,309	34,019	24,028
Interest-bearing deposits	34,869	147	5,749
Securities purchased under agreements to resell	25,065	452	15,049
Federal funds sold	88,071	2,210	18,009
Investment securities:
Trading securities	585	49,809	83,627
Available-for-sale securities	354,512	73,314	63,243
Held-to-maturity securities	3,090	2,533	18,912
Total investment securities	358,187	125,656	165,782
Mortgage loans held for portfolio	85,431	93,048	124,828
Other	194	—	48
Total interest income	1,226,964	425,535	753,779
INTEREST EXPENSE
Consolidated obligations:
Bonds	591,546	210,052	374,449
Discount notes	344,370	4,476	187,743
Total consolidated obligations	935,916	214,528	562,192
Deposits	7,794	98	919
Mandatorily redeemable capital stock	474	192	221
Other borrowings	318	16	239
Total interest expense	944,502	214,834	563,571
NET INTEREST INCOME	282,462	210,701	190,208
Provision for (reduction of) credit losses	171	(1,462)	(4,358)
NET INTEREST INCOME AFTER PROVISION FOR (REDUCTION OF) CREDIT LOSSES	282,291	212,163	194,566
OTHER INCOME (LOSS)
Service fees	14,198	10,430	13,169
Litigation settlements	—	505	26,096
Loss on early extinguishment of debt	(432)	(11,903)	(14,784)
Net losses on trading securities	(360)	(46,341)	(11,936)
Net losses on derivatives	(678)	(559)	(49,674)
Realized net (loss) gain from sale of available-for-sale securities	(2)	—	30,583
Realized net gain from sale of held-to-maturity securities	20	283	47,413
Other, net	898	703	60
Total other income (loss)	13,644	(46,882)	40,927
OTHER EXPENSE
Compensation and benefits	41,879	41,804	47,800
Other operating expenses	25,034	24,229	24,286
Federal Housing Finance Agency (the FHFA)	4,771	3,960	3,797
Office of Finance	4,155	3,693	3,664
AHP voluntary contribution	5,479	4,761	1,614
JNE, HHNE and HOW subsidy expense (Note 2)	5,975	4,417	14,386
Other	3,910	5,217	6,310
Total other expense	91,203	88,081	101,857
INCOME BEFORE ASSESSMENTS	204,732	77,200	133,636
AHP assessments	20,521	7,739	13,386
NET INCOME	$184,211	$69,461	$120,250

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF BOSTON STATEMENTS OF COMPREHENSIVE (LOSS) INCOME (dollars in thousands)
	For the Year Ended December 31,
	2022	2021	2020
Net income	$184,211	$69,461	$120,250
Other comprehensive income:
Net unrealized (losses) gains on available-for-sale securities	(408,294)	9,445	122,490
Net noncredit portion of other-than-temporary impairment gains on held-to-maturity securities	—	—	76,036
Net unrealized gains (losses) relating to hedging activities	68,773	(1,926)	5,842
Pension and postretirement benefits	4,129	5,309	(1,257)
Total other comprehensive (loss) income	(335,392)	12,828	203,111
Comprehensive (loss) income	$(151,181)	$82,289	$323,361

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF BOSTON STATEMENTS OF CAPITAL YEARS ENDED DECEMBER 31, 2022, 2021, and 2020 (dollars and shares in thousands)

	Capital Stock Class B – Putable		Retained Earnings			Accumulated Other Comprehensive (Loss) Income
	Shares	Par Value	Unrestricted	Restricted	Total		Total Capital
BALANCE, DECEMBER 31, 2019	18,691	$1,869,130	$1,114,337	$348,817	$1,463,154	$(186,972)	$3,145,312
Cumulative effect of change in accounting principle			(7,530)	—	(7,530)	—	(7,530)
Comprehensive income			100,647	19,603	120,250	203,111	323,361
Proceeds from issuance of capital stock	21,570	2,157,029					2,157,029
Repurchase of capital stock	(27,584)	(2,758,406)					(2,758,406)
Shares reclassified to mandatorily redeemable capital stock	(5)	(581)					(581)
Partial recovery of prior capital distribution to Financing Corporation			3,726		3,726		3,726
Cash dividends on capital stock			(80,958)		(80,958)		(80,958)
BALANCE, DECEMBER 31, 2020	12,672	1,267,172	1,130,222	368,420	1,498,642	16,139	2,781,953
Comprehensive income			69,461	—	69,461	12,828	82,289
Proceeds from issuance of capital stock	2,407	240,730					240,730
Repurchase of capital stock	(5,440)	(543,999)					(543,999)
Shares reclassified to mandatorily redeemable capital stock	(103)	(10,265)					(10,265)
Cash dividends on capital stock			(19,697)		(19,697)		(19,697)
BALANCE, DECEMBER 31, 2021	9,536	953,638	1,179,986	368,420	1,548,406	28,967	2,531,011
Comprehensive income (loss)			152,936	31,275	184,211	(335,392)	(151,181)
Proceeds from issuance of capital stock	45,292	4,529,192					4,529,192
Repurchase of capital stock	(34,427)	(3,442,691)					(3,442,691)
Shares reclassified to mandatorily redeemable capital stock	(89)	(8,961)					(8,961)
Cash dividends on capital stock			(42,049)		(42,049)		(42,049)
BALANCE, DECEMBER 31, 2022	20,312	$2,031,178	$1,290,873	$399,695	$1,690,568	$(306,425)	$3,415,321

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF BOSTON STATEMENTS OF CASH FLOWS (dollars in thousands)
	For the Year Ended December 31,
	2022	2021	2020
OPERATING ACTIVITIES
Net income	$184,211	$69,461	$120,250
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization/(accretion)	31,639	(10,076)	(14,310)
Provision for (reduction of) credit losses	171	(1,462)	(4,358)
Net change in derivatives and hedging activities	1,538,920	255,243	(206,394)
Loss on early extinguishment of debt	432	11,903	14,784
Other adjustments, net	4,815	3,061	4,399
Realized net gain (loss) from sale of available-for-sale securities	2	—	(30,583)
Realized net loss from sale of held-to-maturity securities	(20)	(283)	(47,413)
Net change in:
Market value of trading securities	360	46,341	11,936
Accrued interest receivable	(65,908)	19,222	24,581
Other assets	3,737	1,845	(1,437)
Accrued interest payable	69,547	(949)	(42,560)
Other liabilities	(3,661)	(13,662)	(8,658)
Total adjustments	1,580,034	311,183	(300,013)
Net cash provided by (used in) operating activities	1,764,245	380,644	(179,763)

INVESTING ACTIVITIES
Net change in:
Interest-bearing deposits	(2,633,996)	(83,429)	917,422
Securities purchased under agreements to resell	800,000	(50,000)	2,750,000
Federal funds sold	(762,000)	316,000	(1,400,000)
Trading securities:
Proceeds	500,000	3,056,871	1,926,330
Purchases	—	—	(3,293,082)
Available-for-sale securities:
Proceeds	582,454	946,710	1,836,746
Purchases	(3,081,067)	(7,879,275)	—
Held-to-maturity securities:
Proceeds	47,847	62,083	538,452
Advances to members:
Repaid	525,325,900	41,915,962	250,744,528
Originated	(554,809,275)	(35,555,659)	(234,864,985)
Mortgage loans held for portfolio:
Proceeds	435,935	1,222,784	1,310,644
Purchases	(83,683)	(432,918)	(766,089)
Other investing activities, net	(209)	(922)	(756)
Net cash (used in) provided by investing activities	(33,678,094)	3,518,207	19,699,210

FEDERAL HOME LOAN BANK OF BOSTON STATEMENTS OF CASH FLOWS — (Continued) (dollars in thousands)
	For the Year Ended December 31,
	2022	2021	2020
FINANCING ACTIVITIES
Net change in deposits	(228,545)	(204,955)	414,118
Net payments on derivatives with a financing element	125,890	31,794	(76,415)
Net proceeds from issuance of consolidated obligations:
Discount notes	208,264,181	262,647,281	100,524,378
Bonds	18,916,991	19,102,211	12,288,286
Payments for maturing and retiring consolidated obligations:
Discount notes	(183,656,942)	(273,248,389)	(115,287,723)
Bonds	(12,737,176)	(13,571,731)	(13,716,653)
Bonds transferred to other FHLBanks	—	(173,984)	(1,005,990)
Payment of financing lease	(169)	(162)	(122)
Partial recovery of prior capital distribution to Financing Corporation	—	—	3,726
Proceeds from issuance of capital stock	4,529,192	240,730	2,157,029
Payments for repurchase of capital stock	(3,442,691)	(543,999)	(2,758,406)
Payments for redemption of mandatorily redeemable capital stock	(12,233)	(2,985)	(105)
Cash dividends paid	(42,049)	(19,697)	(80,958)
Net cash provided by (used in) financing activities	31,716,449	(5,743,886)	(17,538,835)
Net (decrease) increase in cash and due from banks	(197,400)	(1,845,035)	1,980,612
Cash and due from banks at beginning of the year	204,993	2,050,028	69,416
Cash and due from banks at end of the year	$7,593	$204,993	$2,050,028
Supplemental disclosures:
Interest paid	$741,552	$258,113	$677,828
AHP payments	$17,683	$17,980	$21,374
Noncash transfers of mortgage loans held for portfolio to other assets	$543	$368	$606
Noncash lease liabilities arising from (modifying) obtaining right-of-use assets	$(552)	$—	$173
Noncash transfer of held-to-maturity securities to available-for-sale securities with the adoption of the reference rate reform guidance (amortized cost)	$—	$—	$254,217
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

Correction of Error

In the second quarter of 2022, we identified an accounting error related to changes in fair value of certain available-for-sale securities that are in fair-value hedge relationships. As a result of this error, cumulatively from 2019 through 2021, net income and retained earnings were understated by $5.6 million. We determined the error did not have a material effect on our financial condition, results of operations, or cash flows for the impacted periods, and a correcting adjustment was recorded in interest income from available-for-sale securities in 2022.

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

Securities purchased under agreements to resell are also subject to netting requirements. Based on the fair value of the related collateral held, the securities purchased under agreements to resell were fully collateralized for the periods presented. There were no offsetting amounts related to these securities at December 31, 2022 and 2021.

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

Trading. Securities classified as trading are carried at fair value and we record changes in the fair value of these investments through other income as net unrealized (losses) gains on trading securities. FHFA regulations prohibit trading in or the speculative use of these instruments and limit the credit risks we have from these instruments.

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

For securities classified as available-for-sale, we evaluate individual securities for impairment on a quarterly basis by comparing the security’s fair value to its amortized cost. Accrued interest receivable is recorded separately on the statements of condition and is not included in the amortized cost basis. Impairment exists when the fair value of the investment is less than its amortized cost. If management does not intend to sell an impaired security classified as available-for-sale and it is not more likely than not that management will be required to sell the debt security, we assess whether a credit loss exists on an impaired security by considering whether there would be a shortfall in receiving all cash flows contractually due on the investment. When a shortfall is considered possible, we compare the present value of cash flows to be collected from the security with the amortized cost basis of the security. If the present value of cash flows is less than amortized cost, an allowance for credit losses is recorded with a corresponding adjustment to the provision for credit losses. The allowance is limited to the difference between the amortized cost and the fair value on the individual security and excludes uncollectible accrued interest receivable, which is measured separately. Any remaining difference between the security’s fair value and amortized cost is recorded to net unrealized gains (losses) on available-for-sale securities within other comprehensive income.

If management intends to sell an impaired security classified as available-for-sale, or more likely than not will be required to sell the security before expected recovery of its amortized cost basis, any allowance for credit losses is written off and the amortized cost basis is written down to the security’s fair value at the reporting date with any incremental impairment reported in earnings as net losses on available-for-sale securities.

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

•The sale occurs near enough to its maturity date (for example, within three months of maturity), or call date if exercise of the call is probable, that interest-rate risk is substantially eliminated as a pricing factor and the changes in market interest rates would not have a significant effect on the security's fair value; or
•The sale of a security occurs after we have already collected a substantial portion (at least 85 percent) of the par value at acquisition due either to prepayments on the debt security or to scheduled payments on a debt security payable in equal installments (both principal and interest) over its term.

Additionally, in 2020 we adopted a provision of the Accounting Standards Update titled Facilitation of the Effects of Reference Rate Reform on Financial Reporting which provides a one-time election to sell, transfer, or both sell and transfer debt securities classified as held-to-maturity that reference a rate affected by reference rate reform and that were classified as held-to-maturity before January 1, 2020.

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

For any improvements in expected future cash flows for held-to-maturity securities with an allowance for credit losses recognized, the allowance for credit losses associated with recoveries may be derecognized up to its full amount immediately in the current period.

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

Advances

Advances are carried at amortized cost, which is original cost net of periodic principal repayments, amortization of premiums and accretion of discounts, and fair value hedge adjustments, as discussed in Note 6 — Advances. Advances are evaluated quarterly for expected credit losses. We generally record our advances at par. However, we may record premiums or discounts on advances in the following cases:

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
•Advances issued under our Jobs for New England (JNE) and Helping to House New England (HHNE) programs have an interest rate at a significant discount to market rates. Due to the below market interest rate, we record a discount on the advance and an interest rate subsidy expense based on the present value of the variation in the cash flow caused by the difference in the interest rate between the advance rate and our related cost of funds for comparable maturity funding at the time that we transact the advance.

The subsidy expenses for JNE and HHNE advances, and for our Housing Our Workforce (HOW) grant program, are recorded in JNE, HHNE and HOW subsidy expense in the statement of operations.

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

Commitment Fees

We record commitment fees for standby letters of credit to members as deferred fee income when received, and amortize these fees on a straight-line basis to service-fees income in other income over the term of the standby letter of credit. Based upon past experience, we believe the likelihood of standby letters of credit being drawn upon is remote. See Note 16 – Commitments and Contingencies for additional information on standby letters of credit.

Mortgage Loans Held for Portfolio

We participate in the MPF program through which we invest in conventional, residential, fixed-rate mortgage loans (conventional mortgage loans) and government-insured or -guaranteed residential fixed-rate mortgage loans (government mortgage loans) that are purchased from participating financial institutions (see Note 7 — Mortgage Loans Held for Portfolio). We classify our investments in mortgage loans for which we have the intent and ability to hold for the foreseeable future or until maturity or payoff as held for portfolio. As of December 31, 2022, all our investments in mortgage loans are held for portfolio. Mortgage loans held for portfolio are recorded at amortized cost, which is original cost, net of periodic principal repayments and amortization of premiums and accretion of discounts, and direct write-downs. Accrued interest receivable is recorded separately on the statements of condition. We perform a quarterly assessment of our mortgage loans held for portfolio to estimate expected credit losses. An allowance for credit losses is recorded with a corresponding adjustment to the provision for credit losses. We do not purchase mortgage loans with credit deterioration present at the time of purchase.

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

Credit-Enhancement Fees. For conventional mortgage loans, participating financial institutions retain a portion of the credit risk on the loans in which we invest by providing credit-enhancement protection either through a direct liability to pay credit losses up to a specified amount or through a contractual obligation to provide supplemental mortgage insurance. Participating financial institutions are paid a credit-enhancement fee for assuming credit risk and in some instances all or a portion of the credit-enhancement fee may be performance-based. Credit-enhancement fees are paid monthly and are determined based on the remaining par value of the pertinent MPF loans. The required credit-enhancement amount varies depending on the MPF product. Credit-enhancement fees are recorded as an offset to mortgage-loan-interest income. To the extent that losses in the current month exceed performance-based credit-enhancement fees accrued, the remaining losses may be recovered from future performance-based credit-enhancement fees payable to the participating financial institution.

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

Mortgage-Loan Participations. We may purchase or sell participations in MPF loans from or to other FHLBanks from time to time. References to our investments in mortgage loans throughout this report include any participation interests we own.

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

Charge-Off Policy. A charge-off is recorded if it is estimated that the recorded investment in a loan will not be recovered. The recorded investment in a loan is the par value of the loan, adjusted for accrued interest, net deferred loan fees or costs, unamortized premiums or discounts, hedging adjustments, and direct write-downs. We evaluate whether to record a charge-off on a conventional mortgage loan upon the occurrence of a confirming event. Confirming events include, but are not limited to, the occurrence of foreclosure or notification of a claim against any of the credit-enhancements. We charge off the portion of outstanding conventional mortgage loan balances in excess of fair value of the underlying property less estimated selling costs, and adjusted for any available credit-enhancements for loans that are 180 or more days past due, when the borrower has filed for bankruptcy protection and the loan is at least 30 days past due, or when there is evidence of fraud.

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

Embedded Derivatives. We may issue debt, make advances, or purchase financial instruments in which a derivative is embedded. Upon execution of these transactions, we assess whether the economic characteristics of the embedded derivative are clearly and closely related to the economic characteristics of the remaining component of the debt, advance, or other financial instrument (the host contract) and whether a separate, nonembedded instrument with the same terms as the embedded instrument would meet the definition of a derivative. When we determine that (1) the embedded derivative has economic characteristics that are not clearly and closely related to the economic characteristics of the host contract and (2) a separate, stand-alone instrument with the same terms would qualify as a derivative instrument, the embedded derivative is separated from the host contract, carried at fair value, and designated as a stand-alone derivative instrument. If the entire contract (the host contract and the embedded derivative) is to be measured at fair value, with changes in fair value reported in current earnings (for example, an investment security classified as trading, as well as hybrid financial instruments) or if we cannot reliably identify and measure the embedded derivative for purposes of separating that derivative from its host contract, the entire contract is carried on the statement of condition at fair value and no portion of the contract is designated as a hedging instrument. At December 31, 2022, and 2021, we had certain advances with embedded features that met the requirement to be separated from the host contract and designated the embedded features as stand-alone derivatives. The value of the embedded derivatives is included in total advances on the statement of condition. See Note 6 — Advances for the fair value of these embedded derivatives.

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

We lease office space and office equipment to run our business operations. For leases with a term of 12 months or less, we have made an accounting policy election to not recognize lease right-of-use assets and lease liabilities. At December 31, 2022 and 2021, we included in the statement of condition $2.4 million and $5.4 million, respectively, of lease right-of-use assets in other assets as well as $2.2 million and $5.3 million, respectively, of lease liabilities in other liabilities. We have recognized operating lease costs in other operating expenses on the statement of operations of $2.4 million, $2.6 million, and $2.6 million, respectively, for the years ended December 31, 2022, 2021, and 2020.

In 2022, the Bank entered into a lease for new office space. The new office space lease commenced on January 1, 2023, and the Bank intends to relocate from our existing office space to the new office space in 2023. The new lease will terminate on December 31, 2038. On the lease commencement date, we recognized $20.4 million of lease right-of-use asset in other assets as well as $26.3 million of lease liability in other liabilities in the statement of condition.

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

Restricted Retained Earnings

The joint capital enhancement agreement, as amended (the Joint Capital Agreement), provides that each FHLBank will, on a quarterly basis, contribute 20 percent of its net income to a separate restricted retained earnings account until the balance of that account, calculated as of the last day of each calendar quarter, equals at least 1 percent of that FHLBank's average balance of outstanding COs (excluding fair-value adjustments) for the calendar quarter. Throughout 2021, the balance in restricted retained earnings exceeded the threshold for the contribution requirement. Accordingly, no allocation of net income was made to restricted retained earnings during 2021. Contributions to restricted retained earnings recommenced in 2022. Restricted retained earnings are not available to pay dividends, and we present them separate from other retained earnings on the statement of condition. Any amount of restricted retained earnings that exceeds 150 percent of the contribution requirement may be reclassified to unrestricted retained earnings. No reclassification from restricted retained earnings to unrestricted retained earnings occurred during 2022.

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

Related-Party Activities

We define related parties as members who owned 10 percent or more of the voting interests of our outstanding capital stock at December 31, 2022. See Note 17 — Transactions with Shareholders for additional information.

Segment Reporting

We report on an enterprise-wide basis. The enterprise-wide method of evaluating our financial information reflects the manner in which the chief operating decision-maker manages the business.

Reclassification

Certain amounts in the 2021 and 2020 financial statements have been reclassified to conform to the financial statement presentation for the year ended December 31, 2022.

Note 3 — Recently Issued and Adopted Accounting Guidance

Effective Beginning in 2020

Facilitation of the Effects of Reference Rate Reform on Financial Reporting. On March 12, 2020, the Financial Accounting Standards Board (FASB) released temporary optional guidance that provides transition relief for reference rate reform. The guidance contains optional expedients and exceptions for applying GAAP to contract modifications, hedging relationships, and other transactions that reference LIBOR or a reference rate that is expected to be discontinued as a result of reference rate reform if certain criteria are met. This standard was effective upon issuance and the provisions generally can be applied prospectively as of January 1, 2020, through December 31, 2024.

In addition to the optional expedients for contract modifications and hedging relationships, this update provided a one-time election to sell, transfer, or both sell and transfer debt securities classified as held-to-maturity that reference a rate affected by reference rate reform and that were classified as held-to-maturity before January 1, 2020. In 2020, we adopted the provision of this guidance which allowed a one-time election to sell, transfer, or both sell and transfer debt securities classified as held-to-maturity. See Note 5 — Investments for additional information related to these sales and transfers.

In 2020, we retrospectively elected to adopt the provision of this guidance specific to the modification of interest rates used for the discounting of derivative instruments. This did not have a material effect on our financial condition, results of operations, or cash flows.

The remaining provisions of this guidance are not expected to have a material effect on our financial condition, results of operations, and cash flows.

Note 4 — Cash and Due from Banks

Cash and due from banks includes cash on hand, cash items in the process of collection, compensating balances, and amounts due from correspondent banks and the Federal Reserve Bank of Boston.

Compensating Balances. We maintain collected cash balances with a commercial bank in return for certain services. The related agreement contains no legal restrictions on the withdrawal of funds. The average collected cash balance was $87.2 million and $200.7 million for the years ended December 31, 2022 and 2021, respectively.

Note 5 — Investments

Interest-Bearing Deposits, Securities Purchased under Agreements to Resell, and Federal Funds Sold

We invest in interest-bearing deposits, securities purchased under agreements to resell, and federal funds sold to provide short-term liquidity. These investments are generally transacted with counterparties that have received, or whose guarantors have received, a credit rating of triple-B or greater (investment grade) by a nationally recognized statistical rating organization (NRSRO), or the equivalent. At December 31, 2022 and 2021, none of these investments were made to counterparties or, if applicable, guaranteed by entities rated below single-A.

Securities purchased under agreements to resell are short-term and are structured such that they are evaluated daily to determine if the market value of the underlying securities decreases below the market value required as collateral (i.e. subject to collateral maintenance provisions). If so, the counterparty must place an amount of additional securities as collateral or remit an equivalent amount of cash sufficient to comply with collateral maintenance provisions, generally by the next business day. Based upon the collateral held as security and collateral maintenance provisions with our counterparties, we determined that no allowance for credit losses was needed for our securities purchased under agreements to resell at December 31, 2022 and 2021.

Federal funds sold are unsecured loans that are transacted on an overnight term or short-term basis. FHFA regulations include a limit on the amount of unsecured credit we may extend to a counterparty. All investments in interest-bearing deposits and federal funds sold outstanding as of December 31, 2022 and 2021, have been repaid according to the contractual terms. No allowance for credit losses was recorded for these assets at December 31, 2022 and 2021.

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

Trading Securities

Table 5.1 - Trading Securities by Major Security Type
(dollars in thousands)

	December 31, 2022	December 31, 2021
Corporate bonds	$1,507	$1,442
U.S. Treasury obligations	—	500,425
Total	$1,507	$501,867

Table 5.2 - Net Gains (Losses) on Trading Securities
(dollars in thousands)

	For the Year Ended December 31,
	2022	2021	2020
Net gains (losses) on trading securities held at year end	$65	$(9,049)	$(8,392)
Net losses on trading securities sold or matured during the year	(425)	(37,292)	(3,544)
Net losses on trading securities	$(360)	$(46,341)	$(11,936)

We do not participate in speculative trading practices and typically hold these investments over a longer time horizon.

Available-for-sale Securities

Table 5.3 - Available-for-Sale Securities by Major Security Type
(dollars in thousands)

	December 31, 2022
		Amounts Recorded in Accumulated Other Comprehensive Income
	Amortized Cost (1)	Unrealized Gains	Unrealized Losses	Fair Value
U.S. Treasury obligations	$5,732,249	$2,784	$(11,471)	$5,723,562
State housing-finance-agency obligations (HFA securities)	34,580	—	(1,806)	32,774
Supranational institutions	355,767	33	(5,448)	350,352
U.S. government-owned corporations	253,490	—	(26,290)	227,200
GSE	104,530	—	(6,864)	97,666
	6,480,616	2,817	(51,879)	6,431,554
MBS
U.S. government guaranteed – single-family	18,737	—	(2,589)	16,148
U.S. government guaranteed – multifamily	531,184	—	(54,454)	476,730
GSE – single-family	831,304	251	(66,029)	765,526
GSE – multifamily	6,115,356	322	(178,720)	5,936,958
	7,496,581	573	(301,792)	7,195,362
Total	$13,977,197	$3,390	$(353,671)	$13,626,916

	December 31, 2021
		Amounts Recorded in Accumulated Other Comprehensive Income
	Amortized Cost (1)	Unrealized Gains	Unrealized Losses	Fair Value
U.S. Treasury obligations	$5,081,536	$3,380	$(370)	$5,084,546
HFA securities	63,330	2	(1,067)	62,265
Supranational institutions	409,337	96	(5,668)	403,765
U.S. government-owned corporations	325,567	—	(18,703)	306,864
GSE	130,143	—	(3,671)	126,472
	6,009,913	3,478	(29,479)	5,983,912
MBS
U.S. government guaranteed – single-family	21,435	100	—	21,535
U.S. government guaranteed – multifamily	541,238	219	(52)	541,405
GSE – single-family	1,093,890	9,945	(121)	1,103,714
GSE – multifamily	5,171,498	99,119	(25,196)	5,245,421
	6,828,061	109,383	(25,369)	6,912,075
Total	$12,837,974	$112,861	$(54,848)	$12,895,987
_______________________
(1)    Amortized cost of available-for-sale securities includes adjustments made to the cost basis of an investment for accretion, amortization, collection of cash, and fair-value hedge accounting adjustments. Amortized cost excludes accrued interest receivable of $43.1 million and $31.6 million at December 31, 2022 and 2021, respectively.

Table 5.4 - Available-for-Sale Securities in a Continuous Unrealized Loss Position
(dollars in thousands)

	December 31, 2022
	Continuous Unrealized Loss Less than 12 Months		Continuous Unrealized Loss 12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury obligations	$2,792,558	$(7,428)	$1,077,821	$(4,043)	$3,870,379	$(11,471)
HFA securities	10,383	(77)	22,391	(1,729)	32,774	(1,806)
Supranational institutions	—	—	337,485	(5,448)	337,485	(5,448)
U.S. government-owned corporations	—	—	227,200	(26,290)	227,200	(26,290)
GSE	—	—	97,666	(6,864)	97,666	(6,864)
	2,802,941	(7,505)	1,762,563	(44,374)	4,565,504	(51,879)

MBS
U.S. government guaranteed – single-family	16,148	(2,589)	—	—	16,148	(2,589)
U.S. government guaranteed – multifamily	310,447	(36,177)	166,283	(18,277)	476,730	(54,454)
GSE – single-family	657,378	(52,285)	77,892	(13,744)	735,270	(66,029)
GSE – multifamily	4,516,466	(124,136)	1,210,970	(54,584)	5,727,436	(178,720)
	5,500,439	(215,187)	1,455,145	(86,605)	6,955,584	(301,792)
Total	$8,303,380	$(222,692)	$3,217,708	$(130,979)	$11,521,088	$(353,671)

	December 31, 2021
	Continuous Unrealized Loss Less than 12 Months		Continuous Unrealized Loss 12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury obligations	$1,212,443	$(370)	$—	$—	$1,212,443	$(370)
HFA securities	—	—	50,053	(1,067)	50,053	(1,067)
Supranational institutions	—	—	389,180	(5,668)	389,180	(5,668)
U.S. government-owned corporations	—	—	306,864	(18,703)	306,864	(18,703)
GSE	—	—	126,472	(3,671)	126,472	(3,671)
	1,212,443	(370)	872,569	(29,109)	2,085,012	(29,479)
MBS
U.S. government guaranteed – multifamily	187,437	(52)	—	—	187,437	(52)
GSE – single-family	93,020	(121)	—	—	93,020	(121)
GSE – multifamily	1,507,051	(25,196)	—	—	1,507,051	(25,196)
	1,787,508	(25,369)	—	—	1,787,508	(25,369)
Total	$2,999,951	$(25,739)	$872,569	$(29,109)	$3,872,520	$(54,848)

Table 5.5 - Available-for-Sale Securities by Contractual Maturity
(dollars in thousands)

	December 31, 2022		December 31, 2021
Year of Maturity	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$250,015	$250,198	$27,000	$26,780
Due after one year through five years	5,011,292	4,998,056	1,898,894	1,898,308
Due after five years through 10 years	900,988	897,913	3,674,762	3,671,798
Due after 10 years	318,321	285,387	409,257	387,026
	6,480,616	6,431,554	6,009,913	5,983,912
MBS (1)	7,496,581	7,195,362	6,828,061	6,912,075
Total	$13,977,197	$13,626,916	$12,837,974	$12,895,987
_______________________
(1)    MBS are not presented by contractual maturity because their expected maturities will likely differ from contractual maturities because borrowers of the underlying loans may have the right to call or prepay obligations with or without call or prepayment fees.

Held-to-Maturity Securities

Table 5.6 - Held-to-Maturity Securities by Major Security Type
(dollars in thousands)

	December 31, 2022
	Amortized Cost(1)	Gross Unrecognized Holding Gains	Gross Unrecognized Holding Losses	Fair Value
MBS
U.S. government guaranteed – single-family	$3,614	$29	$—	$3,643
GSE – single-family	95,454	420	(926)	94,948
Total	$99,068	$449	$(926)	$98,591

	December 31, 2021
	Amortized Cost(1)	Gross Unrecognized Holding Gains	Gross Unrecognized Holding Losses	Fair Value
MBS
U.S. government guaranteed – single-family	$4,320	$88	$—	$4,408
GSE – single-family	141,172	2,605	(117)	143,660
Total	$145,492	$2,693	$(117)	$148,068
_______________________
(1)    Amortized cost of held-to-maturity securities includes adjustments made to the cost basis of an investment for accretion, amortization, and collection of cash. Amortized cost excludes accrued interest receivable of $323 thousand and $200 thousand at December 31, 2022 and 2021, respectively.

Transfers and Sales of Available-for-Sale Securities and Held-to-Maturity Securities

During each of the three years ended December 31, 2022, we sold held-to-maturity MBS that had less than 15 percent of the acquired par value at the time of the sale. Such sales are treated as maturities for the purposes of security classification. These sales do not impact our ability and intent to hold the remaining investments classified as held-to-maturity through their stated maturity dates. These sales were as follows:

•In 2022, we sold securities with an amortized cost of $10.4 million and a realized gain of $20 thousand;
•In 2021, we sold securities with an amortized cost of $5.6 million and a realized gain of $283 thousand; and
•In 2020, we sold securities with an amortized cost of $133.2 million and realized a gain of $41.2 million.

During 2020 we adopted a provision of the Accounting Standards Update titled Facilitation of the Effects of Reference Rate Reform on Financial Reporting which provided a one-time election to sell, transfer, or both sell and transfer debt securities classified as held-to-maturity that reference a rate affected by reference rate reform and that were classified as held-to-maturity before January 1, 2020. Upon adopting this provision, we sold certain held-to-maturity private-label MBS which had an amortized cost of $82.2 million and realized a net gain of $6.2 million.

Gains and Losses on Sales. We compute gains and losses on sales of investment securities using the specific identification method and include these gains and losses in other income (loss). The following table summarizes the proceeds from sale and gains and losses on sales of securities for the years ended December 31, 2022, 2021, and 2020.

Table 5.7 - Proceeds and Gains (Losses) from Sales of Investment Securities
(dollars in thousands)

	For the Years Ended December 31,
	2022	2021	2020
Available-for-Sale Securities
Proceeds from sale	$142,733	$—	$187,366
Amortized cost, net of allowance for credit losses	142,735	—	156,783

Gross realized gains from sale	$124	$—	$30,948
Gross realized losses from sale	(126)	—	(365)
Realized net (loss) gain from sale	$(2)	$—	$30,583

Held-to-Maturity Securities
Proceeds from sale	$10,405	$5,883	$262,850
Carrying value	10,385	5,600	176,293
Noncredit losses recorded in accumulated other comprehensive income	—	—	39,144
Realized net gain from sale	$20	$283	$47,413

Allowance for Credit Losses on Available-for-Sale Securities and Held-to-Maturity Securities

We evaluate available-for-sale and held-to-maturity investment securities for credit losses on a quarterly basis. Our available-for-sale and held-to-maturity securities are principally debt securities of GSE or U.S. government-owned corporations, supranational institutions, and state or local housing finance agency obligations, and MBS issued by Ginnie Mae, Freddie Mac, and Fannie Mae that are backed by single-family or multifamily mortgage loans. We only purchase investment-grade securities. At December 31, 2022 and 2021, all available-for-sale securities and held-to-maturity securities were rated single-A, or above, by an NRSRO, based on the lowest long-term credit rating for each security.

We evaluate individual available-for-sale securities for impairment by comparing the security’s fair value to its amortized cost. Impairment may exist when the fair value of the investment is less than its amortized cost (i.e. in an unrealized loss position). At December 31, 2022 and 2021, certain available-for-sale securities were in an unrealized loss position. These losses are considered temporary as we expect to recover the entire amortized cost basis on these available-for-sale investment securities and we neither intend to sell these securities nor do we consider it more likely than not that we will be required to sell these securities before the anticipated recovery of each security's remaining amortized cost basis. Further, we have not experienced any material payment defaults on the instruments.

We evaluate held-to-maturity securities for impairment on a collective or pooled basis unless an individual assessment is deemed necessary because the securities do not possess similar risk characteristics. We have not experienced and do not anticipate any payment defaults on these securities.

Based on our assessment of the credit worthiness of the issuers or guarantors, no allowance for credit losses was recorded on available-for-sale securities or held-to-maturity securities at December 31, 2022 or 2021. Table 5.8 presents a roll-forward of the allowance for credit losses on available-for-sale securities and held-to-maturity securities for the year ended December 31, 2020.

Table 5.8 - Allowance for Credit Losses on Debt Securities
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

Note 6 — Advances

General Terms. We offer a wide range of fixed- and variable-rate advance products with different maturities, interest rates, payment characteristics, and optionality. Advances have maturities ranging from one day to 30 years or longer with the approval of our credit committee. At December 31, 2022 and 2021, we had advances outstanding with interest rates ranging from 0.00 percent to 6.23 percent and 0.00 percent to 7.72 percent, respectively. Additionally, certain advances contain embedded interest-rate features that have met the requirements to be separated from the host contract and are recorded as stand-alone derivatives, and which we economically hedge with derivatives containing offsetting interest-rate features.

Table 6.1 - Advances Outstanding by Year of Contractual Maturity
(dollars in thousands)

	December 31, 2022		December 31, 2021
	Amount	Weighted Average Rate	Amount	Weighted Average Rate
Overdrawn demand-deposit accounts	$2,000	4.48%	$64	0.60%
Due in one year or less	24,563,604	4.26	5,064,776	0.76
Due after one year through two years	10,260,956	4.05	1,354,297	2.26
Due after two years through three years	2,034,070	2.10	1,541,076	1.64
Due after three years through four years	775,951	2.35	2,173,238	1.43
Due after four years through five years	1,775,923	3.76	1,310,971	1.07
Due after five years through fifteen years	2,377,747	2.53	871,692	2.11
Thereafter	40,525	1.41	31,591	1.33
Total par value	41,830,776	3.94%	12,347,705	1.28%
Discounts	(34,257)		(34,926)
Fair value of bifurcated derivatives (1)	400		11,890
Hedging adjustments	(197,338)		15,351
Total (2)	$41,599,581		$12,340,020
_________________________
(1)    At December 31, 2022 and 2021, we had certain advances with embedded features that met the requirements to be separated from the host contract and designated as stand-alone derivatives.
(2)    Excludes accrued interest receivable of $72.9 million and $16.3 million at December 31, 2022 and 2021, respectively.

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

Table 6.2 - Advances Outstanding by Year of Contractual Maturity or Next Call Date
(dollars in thousands)

	December 31, 2022	December 31, 2021
Overdrawn demand-deposit accounts	$2,000	$64
Due in one year or less	33,919,899	6,116,251
Due after one year through two years	1,718,681	1,354,297
Due after two years through three years	1,986,570	1,249,001
Due after three years through four years	711,351	2,106,238
Due after four years through five years	1,078,603	632,271
Due after five years through fifteen years	2,373,147	857,992
Thereafter	40,525	31,591
Total par value	$41,830,776	$12,347,705

We currently hold putable advances that provide us with the right to require repayment prior to maturity of the advance (and thereby extinguish the advance) on predetermined exercise dates (put dates). Generally, we would exercise the put options when interest rates increase relative to contractual rates.

Table 6.3 - Advances Outstanding by Year of Contractual Maturity or Next Put Date
(dollars in thousands)

	December 31, 2022	December 31, 2021
Overdrawn demand-deposit accounts	$2,000	$64
Due in one year or less	25,751,204	6,088,201
Due after one year through two years	10,525,456	908,797
Due after two years through three years	2,000,070	1,497,076
Due after three years through four years	750,951	1,709,313
Due after four years through five years	1,184,423	1,277,471
Due after five years through fifteen years	1,576,147	835,192
Thereafter	40,525	31,591
Total par value	$41,830,776	$12,347,705

Table 6.4 - Advances by Current Interest Rate Terms
(dollars in thousands)

	December 31, 2022	December 31, 2021
Fixed-rate
Due in one year or less	$24,190,034	$3,803,476
Due after one year	7,786,877	6,195,290
Total fixed-rate	31,976,911	9,998,766

Variable-rate
Due in one year or less	375,570	1,261,364
Due after one year	9,478,295	1,087,575
Total variable-rate	9,853,865	2,348,939
Total par value	$41,830,776	$12,347,705

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

Residential mortgage loans are the principal form of collateral for advances. The estimated value of the collateral pledged to secure each borrower's credit products is calculated by applying collateral discounts, or haircuts, to the market value or par value of the collateral, as applicable. We require all borrowers that pledge securities collateral to place physical possession of such securities collateral with our safekeeping agent, the borrower's approved designated agent, or the borrower's securities corporation, subject to a control agreement giving us appropriate control over such collateral. In addition, community financial institutions are eligible to use expanded statutory collateral provisions for small-business and agriculture loans. The Bank has a lien on and holds the stock of a member in the Bank as further collateral security for all indebtedness of the member to the Bank. Collateral arrangements may vary depending upon borrower credit quality, financial condition, performance, borrowing capacity, and our overall credit exposure to the borrower. We can call for additional or substitute collateral to further safeguard our security interest. We also have policies and procedures for validating the reasonableness of our collateral valuations. In addition, we perform collateral verifications based on the risk profile of the borrower and other considerations. Management believes that these policies effectively manage our credit risk from advances.

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

Using a risk-based approach and taking into consideration each borrower's financial strength, we consider the types and level of collateral to be the primary indicator of credit quality on our credit products. At December 31, 2022 and 2021, we had rights to collateral, on a borrower-by-borrower basis, with an estimated value in excess of our outstanding extensions of credit.

We continue to evaluate and make changes to our collateral guidelines based on market conditions. At December 31, 2022 and 2021, none of our advances were past due, on nonaccrual status, or considered impaired. In addition, there were no troubled debt restructurings related to advances during the years ended December 31, 2022 and 2021.

Based upon the collateral held as security, our credit extension and collateral policies, management's credit analysis, and the repayment history on advances, we have not recorded any allowance for credit losses on our advances at December 31, 2022, and 2021.

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

Table 6.5 - Advances Prepayment Fees
(dollars in thousands)

	For the Year Ended December 31,
	2022	2021	2020
Prepayment fees received from borrowers	$1,726	$54,537	$32,340
Hedging fair-value adjustments on prepaid advances	1,280	(6,356)	(8,013)
Net discounts (premiums) associated with prepaid advances	303	(14,162)	(299)
Advance prepayment fees recognized in income, net	$3,309	$34,019	$24,028

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

Table 7.1 - Mortgage Loans Held for Portfolio
(dollars in thousands)

	December 31, 2022	December 31, 2021
Real estate
Fixed-rate 15-year single-family mortgages	$224,307	$278,393
Fixed-rate 20- and 30-year single-family mortgages	2,496,044	2,793,682
Premiums	40,305	48,043
Discounts	(1,660)	(671)
Deferred derivative gains, net	1,333	2,412
Total mortgage loans held for portfolio(1)	2,760,329	3,121,859
Less: allowance for credit losses	(1,900)	(1,700)
Total mortgage loans, net of allowance for credit losses	$2,758,429	$3,120,159
________________________
(1)    Excludes accrued interest receivable of $14.3 million and $15.7 million at December 31, 2022 and 2021, respectively.

Table 7.2 - Mortgage Loans Held for Portfolio by Collateral/Guarantee Type
(dollars in thousands)

	December 31, 2022	December 31, 2021
Conventional mortgage loans	$2,557,230	$2,880,354
Government mortgage loans	163,121	191,721
Total par value	$2,720,351	$3,072,075

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

For loans in which we buy or sell participations from or to other FHLBanks that participate in the MPF program (MPF Banks), the amount of the first-loss account remaining to absorb losses for loans that we own is partly dependent on the percentage of our participation in such loans. Assuming losses occur on a proportional basis between loans that we own and loans owned by other MPF Banks, at December 31, 2022 and 2021, the amount of first-loss account remaining for losses allocable to us was $31.6 million and $31.9 million, respectively.

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

Payment Status of Mortgage Loans. Payment status is a key credit quality indicator for conventional mortgage loans and allows us to monitor borrower performance. A past due loan is one where the borrower has failed to make a full payment of principal and interest within 30 days of its due date. Other delinquency statistics include nonaccrual loans and loans in process of foreclosure. Tables 7.3 and 7.4 present the payment status for conventional mortgage loans and other delinquency statistics for all mortgage loans at December 31, 2022 and 2021.

Table 7.3 - Credit Quality Indicator for Conventional Mortgage Loans
(dollars in thousands)

	December 31, 2022
	Year of Origination
Payment Status at Amortized Cost(1)	Prior to 2018	2018 to 2022	Total
Past due 30-59 days delinquent	$9,640	$9,274	$18,914
Past due 60-89 days delinquent	2,844	1,554	4,398
Past due 90 days or more delinquent	9,638	5,444	15,082
Total past due	22,122	16,272	38,394
Total current loans	1,161,468	1,394,290	2,555,758
Total conventional mortgage loans	$1,183,590	$1,410,562	$2,594,152

	December 31, 2021
	Year of Origination
Payment Status at Amortized Cost(1)	Prior to 2017	2017 to 2021	Total
Past due 30-59 days delinquent	$7,719	$8,053	$15,772
Past due 60-89 days delinquent	3,312	2,660	5,972
Past due 90 days or more delinquent	11,932	9,196	21,128
Total past due	22,963	19,909	42,872
Total current loans	1,153,115	1,730,438	2,883,553
Total conventional mortgage loans	$1,176,078	$1,750,347	$2,926,425
_________________________
(1)    Amortized cost excludes accrued interest receivable.

Table 7.4 - Other Delinquency Statistics of Mortgage Loans
(dollars in thousands)

	December 31, 2022
	Amortized Cost in Conventional Mortgage Loans	Amortized Cost in Government Mortgage Loans	Total
In process of foreclosure (1)	$2,898	$891	$3,789
Serious delinquency rate (2)	0.58%	1.42%	0.63%
Past due 90 days or more still accruing interest	$—	$2,359	$2,359
Loans on nonaccrual status (3)	$15,246	$—	$15,246

	December 31, 2021
	Amortized Cost in Conventional Mortgage Loans	Amortized Cost in Government Mortgage Loans	Total
In process of foreclosure (1)	$786	$935	$1,721
Serious delinquency rate (2)	0.74%	2.24%	0.83%
Past due 90 days or more still accruing interest	$—	$4,383	$4,383
Loans on nonaccrual status (3)	$21,529	$—	$21,529
_______________________
(1)    Includes loans where the decision of foreclosure or similar alternative such as pursuit of deed-in-lieu of foreclosure has been reported.
(2)    Loans that are 90 days or more past due or in the process of foreclosure expressed as a percentage of the recorded investment in the total loan portfolio class.
(3)    As of December 31, 2022 and 2021, $8.7 million and $11.8 million, respectively, of conventional mortgage loans on nonaccrual status did not have an associated allowance for credit losses because either these loans were charged off or the fair value of the underlying collateral, including any credit enhancements, is greater than the amortized cost of the loans.

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

Table 7.5 presents a roll forward of the allowance for credit losses on conventional mortgage loans for the years ended December 31, 2022, 2021, and 2020.

Table 7.5 - Allowance for Credit Losses on Conventional Mortgage Loans
(dollars in thousands)

	2022	2021	2020
Allowance for credit losses (1)
Balance, beginning of year	$1,700	$3,100	$500
Adjustment for cumulative effect of change in accounting principle	—	—	2,221
Recoveries (charge-offs)	29	62	(207)
Provision for (reduction of) credit losses	171	(1,462)	586
Balance, end of year	$1,900	$1,700	$3,100
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

The servicer provides and maintains insurance or a guarantee from the applicable government agency. The servicer is responsible for compliance with all government agency requirements and for obtaining the benefit of the applicable insurance or guaranty with respect to defaulted government-guaranteed mortgage loans. Any losses incurred on these loans that are not recovered from the insurer or guarantor are absorbed by the related servicer. Therefore, we only have credit risk for these loans if the servicer fails to pay for losses not covered by insurance or guarantees, but in such instances we would have recourse against the servicer for such failure. Due to government guarantees or insurance on our government loans, there is no allowance for credit losses for the government mortgage loan portfolio as of December 31, 2022 and 2021. Additionally, government mortgage loans are not placed on nonaccrual status due to the government guarantee or insurance on these loans and the contractual obligation of the loan servicers to repurchase their related loans when certain criteria are met.

Troubled Debt Restructurings. At December 31, 2022 and 2021, the recorded investments of mortgage loans classified as troubled debt restructurings were $9.1 million and $8.0 million, respectively.

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

Application of Derivatives

We formally document at inception all relationships between derivatives designated as hedging instruments and hedged items, as well as our risk-management objectives and strategies for undertaking various hedge transactions and our method of assessing hedge effectiveness for all derivatives designated in an accounting hedge relationship. This process includes linking all derivatives that are designated as fair-value or cash-flow hedges to specific assets or liabilities on the statement of condition, firm commitments, or forecasted transactions.

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

We transact all of our derivatives with counterparties who are major banks or securities firms, and in a few instances, with their affiliates with unconditional guarantees provided by the respective major bank or securities firm. Some of these derivative counterparties and their affiliates buy, sell, and distribute COs. Derivative transactions may be either over-the-counter with a counterparty (uncleared derivatives) or cleared through a futures commission merchant (clearing member) with a DCO as the counterparty (cleared derivatives).

We are not a derivatives dealer and do not trade derivatives for short-term profit.

Types of Derivatives

We primarily use the following derivatives instruments to reduce funding costs and/or to manage our interest-rate risks:

•Interest-Rate Swaps. An interest-rate swap is an agreement between two entities to exchange cash flows in the future. The agreement sets the dates on which the cash flows will be exchanged and the manner in which the cash flows will be calculated. One of the simplest forms of an interest-rate swap involves the promise by one party to pay cash flows equivalent to the interest on a notional amount at a predetermined fixed rate for a given period of time to the counterparty. In return for this promise, this party receives cash flows equivalent to the interest on the same notional amount at a variable-rate index for the same period of time from the counterparty. The variable-rate indices on our outstanding derivative transactions are either LIBOR, the overnight-index swap rate based on the federal funds effective rate (OIS), or the overnight-index swap rate based on the Secured Overnight Financing Rate (SOFR).

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

We may also manage the risk arising from changing market prices or cash flows of certain investment securities classified as trading securities by entering into economic hedges that offset the changes in fair value or cash flows of the securities. These economic hedges are not specifically designated as hedges of individual assets, but rather are collectively managed to provide an offset to the changes in the fair values of the assets. The market-value changes of trading securities are included in net unrealized losses on trading securities in the statement of operations, while the changes in fair value of the associated derivatives are included in other income as net losses on derivatives.

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

Additionally, the borrower's option to prepay an advance can create interest-rate risk. When a borrower prepays an advance, we could suffer lower future income if the principal portion of the prepaid advance were invested in lower-yielding assets that continue to be funded by higher-cost debt. To protect against this risk, we generally charge a prepayment fee that makes us financially indifferent to a borrower's decision to prepay an advance. If the advance is hedged with a derivative instrument, the prepayment fee will generally offset the cost of terminating the designated hedge. When we offer advances that a borrower may prepay without a prepayment fee (other than floating-rate advances that may be prepaid on a floating-rate reset date without a prepayment fee), we usually finance such advances with callable debt or with an interest-rate swap cancellable by us.

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

We may also hedge a firm commitment for a forward-starting CO bond through the use of an interest-rate swap. In this case, the interest-rate swap functions as the hedging instrument for both the firm commitment and the subsequent CO bond and is treated as a fair value hedge. The fair-value change associated with the firm commitment is recorded as a basis adjustment of the CO bond at the time the commitment is terminated and the CO bond is issued. The basis adjustment is then amortized into interest expense over the life of the CO bond.

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

Table 8.1 - Fair Value of Derivative Instruments
(dollars in thousands)

	December 31, 2022			December 31, 2021
	Notional Amount of Derivatives	Derivative Assets	Derivative Liabilities	Notional Amount of Derivatives	Derivative Assets	Derivative Liabilities
Derivatives designated as hedging instruments
Interest-rate swaps	$38,356,160	$47,000	$(1,394,051)	$26,589,956	$362	$(163,457)
Forward-start interest-rate swaps	1,391,000	756	(40)	1,391,000	48	(428)
Total derivatives designated as hedging instruments	39,747,160	47,756	(1,394,091)	27,980,956	410	(163,885)

Derivatives not designated as hedging instruments
Interest-rate swaps	107,000	1	(226)	900,425	3,440	(13,663)
CO bond firm commitments	35,000	50	—	55,000	54	(30)
Mortgage-delivery commitments (1)	3,454	47	(2)	3,164	68	—
Total derivatives not designated as hedging instruments	145,454	98	(228)	958,589	3,562	(13,693)
Total notional amount of derivatives	$39,892,614			$28,939,545
Total derivatives before netting and collateral adjustments		47,854	(1,394,319)		3,972	(177,578)
Netting adjustments and cash collateral, including related accrued interest (2)		382,890	1,368,679		374,560	138,634
Derivative assets and derivative liabilities		$430,744	$(25,640)		$378,532	$(38,944)
_______________________
(1)    Mortgage-delivery commitments are classified as derivatives with changes in fair value recorded in other income.
(2)    Amounts represent the effect of master-netting agreements intended to allow us to settle positive and negative positions with the same counterparty. Cash collateral posted, including accrued interest, was $1.8 billion and $513.2 million at

December 31, 2022, and 2021, respectively. The change in cash collateral posted is included in the net change in interest-bearing deposits in the statement of cash flows.

Tables 8.2 presents the net gains (losses) on qualifying fair-value hedging relationships. Gains (losses) on derivatives include unrealized changes in fair value as well as net interest settlements.

Table 8.2 - Net Gains (Losses) on Fair Value Hedging Relationships
(dollars in thousands)

	For the Year Ended December 31, 2022
	Advances	Available-for-sale Securities	CO Bonds
Total interest income (expense) in the statements of operations	$631,838	$354,512	$(591,546)

Gains (losses) on hedging relationships
Changes in fair value:
Derivatives	$209,234	$1,438,662	$(1,206,071)
Hedged items	(206,017)	(1,397,528)	1,207,056
Net changes in fair value before price alignment interest	3,217	41,134	985
Price alignment interest(1)	(2,285)	(12,540)	391
Net interest settlements on derivatives(2)(3)	7,704	33,981	(114,582)
Net gains (losses) on qualifying hedging relationships	8,636	62,575	(113,206)
Amortization/accretion of discontinued hedging relationships	(990)	—	2,045
Net gains (losses) on derivatives and hedging activities recorded in net interest income	$7,646	$62,575	$(111,161)

	For the Year Ended December 31, 2021
	Advances	Available-for-sale Securities	CO Bonds
Total interest income (expense) in the statements of operations	$170,003	$73,314	$(210,052)

Gains (losses) on hedging relationships
Changes in fair value:
Derivatives	$85,265	$280,707	$(197,016)
Hedged items	(84,296)	(273,132)	197,116
Net changes in fair value before price alignment interest	969	7,575	100
Price alignment interest(1)	20	66	(4)
Net interest settlements on derivatives(2)(3)	(60,285)	(120,524)	67,028
Net (losses) gains on qualifying hedging relationships	(59,296)	(112,883)	67,124
Amortization/accretion of discontinued hedging relationships	(2,064)	—	2,804
Net (losses) gains on derivatives and hedging activities recorded in net interest income	$(61,360)	$(112,883)	$69,928

	For the Year Ended December 31, 2020
	Advances	Available-for-sale Securities	CO Bonds
Total interest income (expense) in the statements of operations	$400,286	$63,243	$(374,449)

Gains (losses) on hedging relationships
Changes in fair value:
Derivatives	$(82,885)	$(270,047)	$25,811
Hedged items	81,859	263,226	(27,353)
Net changes in fair value before price alignment interest	(1,026)	(6,821)	(1,542)
Price alignment interest(1)	484	1,373	(204)
Net interest settlements on derivatives(2)(3)	(53,615)	(70,317)	23,843
Net (losses) gains on qualifying hedging relationships	(54,157)	(75,765)	22,097
Amortization/accretion of discontinued hedging relationships	(1,937)	—	3,322
Net (losses) gains on derivatives and hedging activities recorded in net interest income	$(56,094)	$(75,765)	$25,419
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

Table 8.3 - Net Gains (Losses) on Cash Flow Hedging Relationships
(dollars in thousands)

	For the Year Ended December 31,
	2022	2021	2020
Forward-start interest rate swaps - CO Bonds
Losses reclassified from accumulated other comprehensive loss into interest expense	$(5,539)	$(5,949)	$(7,029)
Gains (losses) recognized in other comprehensive income	63,235	(7,875)	(1,187)

For the years ended December 31, 2022, 2021, and 2020, there were no reclassifications from accumulated other comprehensive income into earnings as a result of the discontinuance of cash-flow hedges because the original forecasted transactions were not expected to occur by the end of the originally specified time period or within a two-month period thereafter. As of December 31, 2022, the maximum length of time over which we are hedging our exposure to the variability in future cash flows for forecasted transactions is nine years.

As of December 31, 2022, the amount of deferred net losses on derivatives accumulated in other comprehensive income related to cash flow hedges expected to be reclassified to earnings during the next 12 months is $4.4 million.

Table 8.4 - Cumulative Basis Adjustments for Fair-Value Hedges
(dollars in thousands)

	December 31, 2022
Line Item in Statement of Condition	Amortized Cost of Hedged Asset/ Liability(1)	Basis Adjustments for Active Hedging Relationships Included in Amortized Cost	Basis Adjustments for Discontinued Hedging Relationships Included in Amortized Cost	Cumulative Amount of Fair Value Hedging Basis Adjustments
Advances	$3,855,472	$(199,540)	$2,202	$(197,338)
Available-for-sale securities	11,288,325	(1,190,434)	—	(1,190,434)
Consolidated obligation bonds	20,338,009	(1,382,685)	29,504	(1,353,181)
_______________________
(1)    Includes only the amortized cost of hedged items in fair-value hedging relationships.

Table 8.5 - Net Gains and Losses on Derivatives and Hedging Activities
(dollars in thousands)

	For the Year Ended December 31,
	2022	2021	2020
Derivatives not designated as hedging instruments:
Economic hedges:
Interest-rate swaps	$(530)	$(2,183)	$(51,187)
CO Bond firm commitments	520	1,734	—
Mortgage-delivery commitments	(668)	(118)	1,405
Total net losses related to derivatives not designated as hedging instruments	(678)	(567)	(49,782)

Other(1)	—	8	108

Net losses on derivatives and hedging activities	$(678)	$(559)	$(49,674)
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

Table 8.6 - Impact of Variation Margin for Cleared Derivatives on the Statement of Cash Flows
(dollars in thousands)

	Increase (decrease) on Cash Flow Statement
	For the Year Ended December 31,
	2022	2021	2020
Operating activity - net change in derivatives and hedging activities	$1,633,293	$257,727	$(321,862)
Financing activity - net payments on derivatives with a financing element	161,289	69,021	(53,832)
Total variation margin received (posted) on cleared derivatives	$1,794,582	$326,748	$(375,694)

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

Uncleared derivative transactions entered on or after September 1, 2022, are subject to two-way initial margin requirements as mandated by the Wall Street Reform and Consumer Protection Act, if the aggregate uncleared derivative transaction exposure to a counterparty exceeds a specified threshold. The initial margin is required to be held at a third-party custodian and does not change ownership. Rather, the party in respect of which the initial margin has been posted to the third-party custodian will have a security interest in the amount of initial margin required under the uncleared margin regulations and can only take ownership upon the occurrence of certain events, including an event of default due to bankruptcy, insolvency, or similar proceeding. As of December 31, 2022, none of our aggregate uncleared derivative transaction exposures with any of our counterparties exceeded the specified delivery thresholds.

Based on credit analyses and collateral requirements, we do not anticipate any credit losses on our uncleared derivative agreements.

Currently derivatives that we use containing any optionality are not eligible for clearing. Accordingly, such derivatives, including the derivatives used to hedge issuance of callable CO bonds, are executed with our uncleared derivatives counterparties. Certain of our uncleared derivatives master-netting agreements contain provisions that require us to post additional collateral with our uncleared derivatives counterparties if our credit ratings are lowered. Under the terms that govern such agreements, if our credit rating is lowered by Moody's or S&P to a certain level, we are required to deliver additional collateral on uncleared derivatives. In the event of a split between such credit ratings, the lower rating governs. The aggregate fair value of all uncleared derivatives with these provisions that were in a net-liability position (before cash collateral and related accrued interest) at December 31, 2022, was $1.4 billion for which we had delivered collateral with a post-haircut value of $1.3 billion in accordance with the terms of the master-netting agreements. Securities collateral is subject to valuation haircuts in accordance with the terms of the master-netting arrangements. Table 8.7 sets forth the post-haircut value of incremental collateral that certain uncleared derivatives counterparties could have required us to deliver based on incremental credit rating downgrades at December 31, 2022.

Table 8.7 - Post Haircut Value of Incremental Collateral to be Delivered as of December 31, 2022
(dollars in thousands)

Ratings Downgrade (1)
From	To	Incremental Collateral
AA+	AA or AA-	$—
AA-	A+, A or A-	—
A-	below A-	70,047
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

For cleared derivatives, the DCO determines initial margin requirements. Our clearing members, which are CFTC-registered futures commission merchants, may require us to post margin in excess of DCO requirements based on our credit or other considerations, including but not limited to, credit rating downgrades. We were not required to post any such excess margin by our clearing members based on credit or any other considerations at December 31, 2022.

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

Table 8.8 presents separately the fair value of derivatives that are subject to netting due to a legal right of offset based on the terms of our master netting arrangements or similar agreements as of December 31, 2022 and 2021, and the fair value of derivatives that are not subject to such netting. Derivatives subject to netting include any related cash collateral received from or pledged to counterparties.

Table 8.8 - Netting of Derivative Assets and Derivative Liabilities
(dollars in thousands)

	December 31, 2022
	Derivative Instruments Meeting Netting Requirements
	Gross Recognized Amount	Gross Amounts of Netting Adjustments (1)	Derivative Instruments Not Meeting Netting Requirements	Total Derivative Assets and Total Derivative Liabilities	Non-cash Collateral (Received) or Pledged Not Offset(2)	Net Amount
Derivative Assets
Interest-rate swaps
Uncleared	$23,782	$(23,782)		$—	$—	$—
Cleared	23,975	406,672		430,647	—	430,647
CO bond firm commitments			$50	50		50
Mortgage delivery commitments			47	47		47
Total				$430,744		$430,744

Derivative Liabilities
Interest-rate swaps
Uncleared	$(1,393,632)	$1,367,994		$(25,638)	$—	$(25,638)
Cleared	(684)	684		—	—	—
Mortgage delivery commitments			$(2)	(2)		(2)
Total				$(25,640)		$(25,640)

	December 31, 2021
	Derivative Instruments Meeting Netting Requirements
	Gross Recognized Amount	Gross Amounts of Netting Adjustments (1)	Derivative Instruments Not Meeting Netting Requirements	Total Derivative Assets and Total Derivative Liabilities	Non-cash Collateral (Received) or Pledged Not Offset(2)	Net Amount
Derivative Assets
Interest-rate swaps
Uncleared	$327	$(103)		$224	$—	$224
Cleared	3,523	374,663		378,186	—	378,186
CO bond firm commitments			$54	54		54
Mortgage delivery commitment			68	68		68
Total				$378,532		$378,532

Derivative Liabilities
Interest-rate swaps
Uncleared	$(171,374)	$132,460		$(38,914)	$28,374	$(10,540)
Cleared	(6,175)	6,175		—	—	—
CO bond firm commitments			$(30)	(30)		(30)
Total				$(38,944)		$(10,570)
_______________________
(1)    Includes gross amounts of netting adjustments and cash collateral.
(2)    Includes non-cash collateral at fair value that cannot be sold or repledged by the counterparty. Additionally, any overcollateralization with a counterparty is not included in the determination of the net amount. There was no overcollateralization at either December 31, 2022 or 2021.

Note 9 — Deposits

We offer demand and overnight deposits for members and qualifying nonmembers. Members that service mortgage loans may deposit funds collected in connection with mortgage loans pending disbursement of such funds to the owners of the mortgage loans, which we classify as "other" in the following table.

Deposits classified as demand, overnight, and other pay interest based on a daily interest rate. The average interest rate paid on average deposits during 2022 and 2021 was 1.01 percent and 0.01 percent, respectively.

Table 9.1 - Deposits
(dollars in thousands)

	December 31, 2022	December 31, 2021
Interest-bearing
Demand and overnight	$632,635	$831,009
Other	1,867	1,998
Noninterest-bearing
Other	20,985	51,025
Total deposits	$655,487	$884,032

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

The par values of the FHLBanks' outstanding COs, including COs on which other FHLBanks are primarily liable, were $1.2 trillion and $652.9 billion at December 31, 2022 and 2021, respectively. Regulations require each FHLBank to maintain unpledged qualifying assets equal to outstanding COs for which it is primarily liable. Such qualifying assets include cash; secured advances; obligations of or fully guaranteed by the U.S.; obligations, participations, or other instruments of or issued by Fannie Mae or Ginnie Mae; mortgages, obligations, or other securities which are or ever have been sold by Freddie Mac; and such securities as fiduciary and trust funds may invest in under the laws of the state in which the FHLBank is located. Any assets subject to a lien or pledge for the benefit of holders of any issues of COs are treated as if they were free from lien or pledge for purposes of compliance with these regulations.

CO Bonds.

Table 10.1 - CO Bonds Outstanding by Contractual Maturity
(dollars in thousands)

	December 31, 2022		December 31, 2021
	Amount	Weighted Average Rate (1)	Amount	Weighted Average Rate (1)
Due in one year or less	$10,616,385	3.15%	$6,919,220	0.79%
Due after one year through two years	5,321,650	1.85	3,069,155	1.18
Due after two years through three years	4,993,600	1.70	3,514,735	1.09
Due after three years through four years	5,951,355	1.10	3,029,600	0.88
Due after four years through five years	2,099,000	2.24	5,735,605	0.91
Thereafter	3,916,865	2.09	4,456,865	1.91
Total par value	32,898,855	2.17%	26,725,180	1.10%
Premiums	27,902		40,251
Discounts	(8,033)		(9,011)
Hedging adjustments	(1,353,181)		(143,388)
Total	$31,565,543		$26,613,032
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

Table 10.2 - CO Bonds Outstanding by Call Feature
(dollars in thousands)

	December 31, 2022	December 31, 2021
Noncallable and nonputable	$15,039,805	$13,924,180
Callable	17,859,050	12,801,000
Total par value	$32,898,855	$26,725,180

Table 10.3 - CO Bonds Outstanding by Contractual Maturity or Next Call Date
(dollars in thousands)

	December 31, 2022	December 31, 2021
Due in one year or less	$26,319,885	$19,150,220
Due after one year through two years	1,843,150	3,461,155
Due after two years through three years	1,952,600	1,044,735
Due after three years through four years	1,370,355	1,544,600
Due after four years through five years	438,000	539,605
Thereafter	974,865	984,865
Total par value	$32,898,855	$26,725,180

Table 10.4 - CO Bonds by Interest Rate-Payment Type
(dollars in thousands)

	December 31, 2022	December 31, 2021
Fixed-rate	$22,667,605	$17,707,180
Step-up (1)	6,031,250	4,215,000
Simple variable-rate	4,200,000	4,803,000
Total par value	$32,898,855	$26,725,180
_______________________
(1)    Step-up bonds pay interest at increasing fixed rates for specified intervals over the life of the CO bond and can be called at our option on the step-up dates.

CO Discount Notes. Outstanding CO discount notes for which we were primarily liable, all of which are due within one year, were as follows:

Table 10.5 - CO Discount Notes Outstanding
(dollars in thousands)

	Book Value	Par Value	Weighted Average Rate (1)
December 31, 2022	$26,975,260	$27,109,244	4.22%
December 31, 2021	$2,275,320	$2,275,519	0.05%
_______________________
(1)    CO discount notes' weighted-average rate represents a yield to maturity excluding concession fees.

Note 11 — Affordable Housing Program

The FHLBank Act requires each FHLBank to establish and maintain an AHP to provide subsidies in the form of direct grants or below-market interest-rates on advances (AHP advances). These funds are intended to assist in the purchase, construction, or rehabilitation of housing for very low and low- or moderate-income households with incomes at or below 80 percent of area median income. Each FHLBank recognizes AHP assessment expense equal to the greater of 10 percent of its previous year's net income before interest expense associated with mandatorily redeemable capital stock and the assessment for AHP (AHP earnings), or the prorated sum required to ensure the aggregate contribution by the FHLBanks is no less than $100 million for each year. We accrue this expense monthly based on our AHP earnings, and the accruals are accumulated into our AHP payable account. We may elect to voluntarily contribute amounts in addition to the required accruals. We reduce our AHP payable account as we disburse the funds either in the form of direct grants to member institutions or as a discount on below-market-rate AHP advances.

If we experience a net loss during a quarter, but still have AHP earnings for the year, our obligation to the AHP would be calculated based on our AHP earnings for that calendar year. In annual periods where our AHP earnings are zero or less, our required AHP assessment is zero since our required annual contribution is limited to our annual AHP earnings. If the result of the aggregate 10 percent calculation described above is less than $100 million for all the FHLBanks, then each FHLBank would be required to contribute such prorated sums as may be required to ensure that the aggregate contributions by the FHLBanks equals $100 million. The proration would be made on the basis of the income of the FHLBanks for the year, except that the required annual AHP contribution for an FHLBank cannot exceed its AHP earnings for the year pursuant to an FHFA regulation. Each FHLBank's required annual AHP contribution is limited to its annual net earnings. Our required AHP expense for 2022, 2021, and 2020 was $20.5 million, $7.7 million, and $13.4 million, respectively. Additionally, in 2022, 2021, and 2020 we voluntarily contributed $5.5 million, $4.8 million and $1.6 million, respectively, to our AHP, resulting in total combined contribution amounts of $26.0 million for 2022, $12.5 million for 2021, and $15.0 million for 2020.

There was no shortfall, as described above, in 2022, 2021, or 2020. If an FHLBank is experiencing financial instability and finds that its required AHP contributions are contributing to the financial instability, the FHLBank may apply to the FHFA for a temporary suspension of its contributions. We did not make such an application in 2022, 2021, or 2020.

Table 11.1 - AHP Liability
(dollars in thousands)

	2022	2021
Balance at beginning of year	$70,503	$78,640
AHP expense for the period	20,521	7,739
AHP voluntary contribution	5,479	4,761
AHP direct grant disbursements	(17,683)	(17,980)
AHP subsidy for AHP advance disbursements	(3,155)	(5,806)
Return of previously disbursed grants and subsidies	957	3,149
Balance at end of year	$76,622	$70,503

Note 12 — Capital

We are subject to capital requirements under our capital plan, the FHLBank Act, and FHFA regulations and guidance:

1.    Risk-based capital. We are required to maintain at all times permanent capital, defined as the amounts paid-in for Class B stock and retained earnings, in an amount at least equal to the sum of our credit-risk capital requirement, market-risk capital requirement, and operational-risk capital requirement, calculated in accordance with FHFA rules and regulations, referred to herein as the risk-based capital requirement.

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

Table 12.1 - Regulatory Capital Requirements
(dollars in thousands)

Risk-Based Capital Requirements	December 31, 2022	December 31, 2021

Permanent capital
Class B capital stock	$2,031,178	$953,638
Mandatorily redeemable capital stock	10,290	13,562
Retained earnings	1,690,568	1,548,406
Total permanent capital	$3,732,036	$2,515,606
Risk-based capital requirement
Credit-risk capital	$130,875	$84,301
Market-risk capital	225,813	213,467
Operations-risk capital	107,006	89,330
Total risk-based capital requirement	$463,694	$387,098
Permanent capital in excess of risk-based capital requirement	$3,268,342	$2,128,508

	December 31, 2022		December 31, 2021
	Required	Actual	Required	Actual
Capital Ratio
Risk-based capital	$463,694	$3,732,036	$387,098	$2,515,606
Total regulatory capital	$2,515,902	$3,732,036	$1,301,812	$2,515,606
Total capital-to-asset ratio	4.0%	5.9%	4.0%	7.7%

Leverage Ratio
Leverage capital	$3,144,877	$5,598,054	$1,627,265	$3,773,409
Leverage capital-to-assets ratio	5.0%	8.9%	5.0%	11.6%

We are a cooperative whose members own most of our capital stock. Former members, including certain nonmembers that own our capital stock as a result of merger or acquisition, relocation, or involuntary termination of membership, own the remaining capital stock to support business transactions still carried on our statement of condition or, for a small amount of capital stock held by former members, until the five-year redemption period applicable to their membership stock is complete. Shares of capital stock cannot be purchased or sold except between us and our members at $100 per share par value. Each member is required to purchase Class B stock equal to 0.05 percent of the value of the member's total assets measured as of December 31 of the preceding year, subject to a current minimum balance of $10 thousand and a current maximum balance of $5 million (the membership stock investment requirement), and 3.00 percent for overnight advances, 4.00 percent for all other advances, 0.25 percent for outstanding letters of credit, and 4.50 percent of the par value of certain mortgage we purchased through the MPF program (collectively, the activity-based stock-investment requirement). The sum of the membership stock investment requirement and the activity-based stock investment requirement, rounded up to the nearest whole share, represents the total stock investment requirement.

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

Restricted Retained Earnings. At December 31, 2022, our contribution requirement totaled $582.4 million. At December 31, 2022 and 2021, restricted retained earnings totaled $399.7 million and $368.4 million, respectively. These restricted retained earnings are not available to pay dividends.

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

Redemption of capital stock is subject to the redemption-notice period and our satisfaction of applicable minimum capital requirements. For the years ended December 31, 2022, 2021, and 2020, dividends on mandatorily redeemable capital stock of $474 thousand, $192 thousand, and $221 thousand, respectively, were recorded as interest expense.

Table 12.2 - Mandatorily Redeemable Capital Stock
(dollars in thousands)

	2022	2021	2020
Balance at beginning of year	$13,562	$6,282	$5,806
Capital stock subject to mandatory redemption reclassified from capital	8,961	10,265	581
Redemption/repurchase of mandatorily redeemable capital stock	(12,233)	(2,985)	(105)
Balance at end of year	$10,290	$13,562	$6,282

The number of stockholders holding mandatorily redeemable capital stock was 11, 14, and 12 at December 31, 2022, 2021, and 2020, respectively.

Table 12.3 - Mandatorily Redeemable Capital Stock by Expiry of Redemption Notice Period
(dollars in thousands)

	December 31, 2022	December 31, 2021
Past redemption date (1)	$2,980	$3,138
Due in one year or less	59	92
Due after one year through two years	—	30
Due after two years through three years	435	—
Due after three years through four years	689	581
Due after four years through five years	6,127	9,721
Total	$10,290	$13,562
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

At December 31, 2022 and 2021, members and nonmembers with capital stock outstanding held excess capital stock totaling $56.9 million and $32.6 million, respectively, representing approximately 2.8 percent and 3.4 percent, respectively, of total capital stock outstanding. FHFA rules limit our ability to create member excess capital stock under certain circumstances. We may not pay dividends in the form of capital stock or issue new excess capital stock to members if our excess capital stock exceeds one percent of our total assets or if the issuance of excess capital stock would cause our excess capital stock to exceed one percent of our total assets. At December 31, 2022, we had excess capital stock outstanding totaling 0.1 percent of our total assets. For the year ended December 31, 2022, we complied with the FHFA's excess capital stock rule.

Capital Classification Determination. We are subject to the FHFA's regulation on FHLBank capital classification and critical capital levels (the Capital Rule). The Capital Rule, among other things, defines criteria for four capital classifications and corrective action requirements for FHLBanks that are classified in any classification other than adequately capitalized. An adequately capitalized FHLBank is one that has sufficient permanent and total capital to satisfy its risk-based and minimum capital requirements. We satisfied these requirements at December 31, 2022. However, pursuant to the Capital Rule, the FHFA has discretion to reclassify an FHLBank and modify or add to corrective action requirements for a particular capital classification. If we become classified into a capital classification other than adequately capitalized, we will be subject to the corrective action requirements for that capital classification in addition to being subject to prohibitions on declaring dividends and redeeming or repurchasing capital stock. By letter dated March 16, 2023, the Director of the FHFA notified us that, based on December 31, 2022 financial information, we met the definition of adequately capitalized under the Capital Rule.

Note 13 — Accumulated Other Comprehensive Income (Loss)

Table 13.1 - Accumulated Other Comprehensive Income (Loss)
(dollars in thousands)

	Net Unrealized Gain (Loss) on Available-for-sale Securities	Noncredit Portion of Other-than-temporary Impairment Losses on Held-to-maturity Securities	Net Unrealized Loss Relating to Hedging Activities	Pension and Postretirement Benefits	Total
Balance, December 31, 2019	$(73,922)	$(76,036)	$(30,207)	$(6,807)	$(186,972)
Other comprehensive income (loss) before reclassifications:
Adjustment for transfer of securities from held-to-maturity to available-for-sale	16,062	31,502	—	—	47,564
Net unrealized gains (losses)	137,011	—	(1,187)	—	135,824
Noncredit losses included in basis of securities sold	—	39,144	—	—	39,144
Accretion of noncredit loss	—	5,390	—	—	5,390
Net actuarial loss	—	—	—	(2,386)	(2,386)
Reclassifications from other comprehensive income to net income
Reclassification of realized net gains included in net income	(30,583)	—	—	—	(30,583)
Amortization - hedging activities (1)	—	—	7,029	—	7,029
Amortization - pension and postretirement benefits (2)	—	—	—	1,129	1,129
Other comprehensive income (loss)	122,490	76,036	5,842	(1,257)	203,111
Balance, December 31, 2020	48,568	—	(24,365)	(8,064)	16,139
Other comprehensive income (loss) before reclassifications:
Net unrealized gains (losses)	9,445	—	(7,875)	—	1,570
Net actuarial gain	—	—	—	4,059	4,059
Reclassifications from other comprehensive income to net income
Amortization - hedging activities (1)	—	—	5,949	—	5,949
Amortization - pension and postretirement benefits (2)	—	—	—	1,250	1,250
Other comprehensive income (loss)	9,445	—	(1,926)	5,309	12,828
Balance, December 31, 2021	58,013	—	(26,291)	(2,755)	28,967
Other comprehensive income (loss) before reclassifications:
Net unrealized (losses) gains	(408,296)	—	63,234	—	(345,062)
Net actuarial gain	—	—	—	4,310	4,310
Reclassifications from other comprehensive income to net income
Reclassification of realized net loss included in net income	2	—	—	—	2
Amortization - hedging activities (1)	—	—	5,539	—	5,539
Amortization - pension and postretirement benefits (2)	—	—	—	(181)	(181)
Other comprehensive (loss) income	(408,294)	—	68,773	4,129	(335,392)
Balance, December 31, 2022	$(350,281)	$—	$42,482	$1,374	$(306,425)
_______________________
(1)    Recorded in CO bond interest expense.
(2)    Recorded in other expenses in the statement of operations.

Note 14 — Employee Retirement Plans

Qualified Defined Benefit Multiemployer Plan. We participate in the Pentegra Defined Benefit Plan for Financial Institutions (the Pentegra Defined Benefit Plan), a funded, tax-qualified, noncontributory defined-benefit pension plan. The Pentegra Defined Benefit Plan is treated as a multiemployer plan for accounting purposes, but operates as a multiple-employer plan under the Employee Retirement Income Security Act of 1974, as amended (ERISA), and the Internal Revenue Code. Accordingly, certain multiemployer plan disclosures are not applicable to the Pentegra Defined Benefit Plan. Under the Pentegra Defined Benefit Plan, contributions made by a participating employer may be used to provide benefits to employees of other participating employers since assets contributed by an employer are not segregated in a separate account or restricted to provide benefits only to employees of that employer. Also, in the event a participating employer is unable to meet its contribution requirements, the required contributions for the other participating employers could increase proportionately. The plan covers substantially all of our employees. For the year ended December 31, 2020, in addition to our required contribution, we made voluntary contributions of $6.0 million to the Pentegra Defined Benefit Plan. We were not required to nor did we pay a funding improvement surcharge to the plan for the years ended December 31, 2022, 2021, and 2020.

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

The most recent Form 5500 available for the Pentegra Defined Benefit Plan is for the plan year ended June 30, 2021. For the Pentegra Defined Benefit Plan plan years ended June 30, 2020 and 2019, our contributions did not represent more than five percent of the total contributions to the Pentegra Defined Benefit Plan.

On November 30, 2020, the board of directors elected to freeze the Pentegra Defined Benefit Plan. Employees hired on or after January 1, 2021, are ineligible to participate in the Pentegra Defined Benefit Plan, and on January 1, 2024, future benefit accruals under the plan will cease for all employees that were hired before January 1, 2021.

Table 14.1 - Pentegra Defined Benefit Plan Net Pension Cost and Funded Status
(dollars in thousands)

	For the Years Ended December 31,
	2022		2021		2020
Net pension cost	$704		$883		$6,843
Pentegra Defined Benefit Plan funded status as of July 1(1)	118.9%	(2)	130.6%	(3)	108.5%
Our funded status as of July 1(1)	119.2%		136.4%		110.2%
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
(2)    The funded status as of July 1, 2022, is preliminary and may increase because the plan's participants were permitted to make contributions for the plan year ended June 30, 2022, through March 15, 2023. Contributions made on or before March 15, 2023, and designated for the plan year ended June 30, 2022, will be included in the final valuation as of July 1, 2022. The final funded status as of July 1, 2022, will not be available until the Form 5500 for the plan year July 1, 2022, through June 30, 2023 is filed. This Form 5500 is due to be filed no later than April 2024.

(3)    The funded status as of July 1, 2021, is preliminary and may increase because the plan's participants were permitted to make contributions for the plan year ended June 30, 2021, through March 15, 2022. Contributions made on or before March 15, 2022, and designated for the plan year ended June 30, 2021, will be included in the final valuation as of July 1, 2021. The final funded status as of July 1, 2021, will not be available until the Form 5500 for the plan year July 1, 2021, through June 30, 2022 is filed. This Form 5500 is due to be filed no later than April 2023.

Qualified Defined Contribution Plan. We also maintain a Pentegra Defined Contribution Plan for Financial Institutions, a tax-qualified defined contribution plan. The plan covers substantially all of our employees. We contribute a percentage of the participants' compensation by making a matching contribution equal to a certain percentage of voluntary employee contributions, subject to certain limitations. Our matching contributions are charged to compensation and benefits expense and are not considered to be material.

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

Nonqualified Defined Contribution Plan. We also maintain the Thrift Benefit Equalization Plan, a nonqualified, unfunded deferred compensation plan covering certain of our senior officers and directors. The plan's liability consists of the accumulated compensation deferrals and the accumulated earnings on these deferrals. Our obligation from this plan was $11.4 million and $13.5 million at December 31, 2022 and 2021, respectively, which is recorded in other liabilities on the statement of condition. We maintain a rabbi trust, which is recorded in other assets on the statement of condition, intended to satisfy future benefit obligations. Our matching contributions are charged to compensation and benefits expense and are not considered to be material.

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

On November 30, 2020, the board of directors elected to freeze this plan. Senior officers hired on or after January 1, 2021, are ineligible to participate in the plan, and on January 1, 2024, future benefit accruals under the plan will cease for all senior officers.

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

Table 14.2 - Pension and Postretirement Benefit Obligation, Fair Value of Plan Assets, and Funded Status
(dollars in thousands)

	Nonqualified Supplemental Defined Benefit Retirement Plan		Postretirement Benefits
	December 31, 2022	December 31, 2021	December 31, 2022	December 31, 2021
Change in benefit obligation (1)
Benefit obligation at beginning of year	$19,828	$28,028	$1,658	$1,690
Service cost	856	1,347	34	45
Interest cost	497	407	48	43
Actuarial gain	(3,726)	(3,960)	(584)	(99)
Benefits paid	(129)	(137)	(25)	(21)
Settlements	(3,346)	(5,857)	—	—
Benefit obligation at end of year	13,980	19,828	1,131	1,658

Change in plan assets
Fair value of plan assets at beginning of year	—	—	—	—
Employer contribution	3,475	5,994	25	21
Benefits paid	(129)	(137)	(25)	(21)
Settlements	(3,346)	(5,857)	—	—
Fair value of plan assets at end of year	—	—	—	—
Funded status at end of year	$(13,980)	$(19,828)	$(1,131)	$(1,658)
______________________
(1)    Represents the projected benefit obligation for the nonqualified supplemental defined benefit retirement plan and the accumulated postretirement benefit obligation for postretirement benefits.

Table 14.3 - Pension and Postretirement Benefits Recognized in Accumulated Other Comprehensive Income
(dollars in thousands)

	Nonqualified Supplemental Defined Benefit Retirement Plan		Postretirement Benefits
	December 31, 2022	December 31, 2021	December 31, 2022	December 31, 2021
Net actuarial (gain) loss	$(1,288)	$2,218	$(85)	$537

The accumulated benefit obligation for the nonqualified supplemental defined benefit retirement plan was $13.7 million and $19.7 million at December 31, 2022 and 2021, respectively.

Table 14.4 - Net Periodic Benefit Cost and Other Amounts Recognized in Other Comprehensive Income
(dollars in thousands)

	Nonqualified Supplemental Defined Benefit Retirement Plan			Postretirement Benefits
	2022	2021	2020	2022	2021	2020
Net Periodic Benefit Cost
Service cost	$856	$1,347	$1,487	$34	$45	$44
Interest cost	497	407	551	48	43	44
Amortization of prior service cost	—	—	79	—	—	—
Amortization of net actuarial loss	290	543	1,020	39	52	30
Curtailment charge	—	—	69	—	—	—
Settlement (gain) loss	(510)	655	875	—	—	—
Net periodic benefit cost	1,133	2,952	4,081	121	140	118

Other Changes in Benefit Obligations Recognized in Accumulated Other Comprehensive Income (Loss)
Amortization of prior service cost	—	—	(79)	—	—	—
Amortization of net actuarial loss	(290)	(543)	(1,020)	(39)	(52)	(30)
Net actuarial (gain) loss	(3,726)	(3,960)	3,048	(584)	(99)	282
Curtailment charge	—	—	(69)	—	—	—
Settlement gain (loss) recognized in earnings	510	(655)	(875)	—	—	—
Total amount recognized in other comprehensive income	(3,506)	(5,158)	1,005	(623)	(151)	252
Total amount recognized in net periodic benefit cost and other comprehensive income	$(2,373)	$(2,206)	$5,086	$(502)	$(11)	$370

Table 14.5 - Pension and Postretirement Benefit Plan Key Assumptions

	Nonqualified Supplemental Defined Benefit Retirement Plan		Postretirement Benefits
	2022	2021	2022	2021
Benefit obligation
Discount rate	4.90%	2.32%	5.03%	2.85%
Salary increases	5.50%	5.50%	—	—

Net periodic benefit cost
Discount rate	2.32%	1.73%	2.85%	2.55%
Salary increases	5.50%	5.50%	—	—

The discount rate for the nonqualified supplemental defined benefit retirement plan was determined by using a discounted cash-flow analysis using the FTSE Pension Discount Curve as of December 31, 2022.

Our nonqualified supplemental defined benefit retirement plan and postretirement benefits are not funded; therefore, no contributions will be made in 2023 other than the payment of benefits.

Table 14.6 - Estimated Future Benefit Payments
(dollars in thousands)

	Estimated Future Payments
	Nonqualified Supplemental Defined Benefit Retirement Plan	Postretirement Benefits
2023	$1,591	$27
2024	2,295	29
2025	4,532	31
2026	2,225	33
2027	210	36
2028-2032	1,495	222

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

We review the fair-value hierarchy classifications on a quarterly basis. Changes in the observability of the valuation inputs may result in a reclassification of certain assets or liabilities. There were no such transfers into or out of Level 3 of the fair value hierarchy during the years ended December 31, 2022 and 2021.

Table 15.1 presents the carrying value, fair value, and fair value hierarchy of our financial assets and liabilities at December 31, 2022 and 2021. We record trading securities, available-for-sale securities, derivative assets, derivative liabilities, and certain other assets at fair value on a recurring basis and certain mortgage loans, and certain other assets at fair value on a non-recurring basis. We record all other financial assets and liabilities at amortized cost. Refer to Table 15.2 for further details about the financial assets and liabilities held at fair value on either a recurring or non-recurring basis.

Table 15.1 - Fair Value Summary
(dollars in thousands)

	December 31, 2022
	Carrying Value	Total Fair Value	Level 1	Level 2	Level 3	Netting Adjustments and Cash Collateral(2)
Financial instruments
Assets:
Cash and due from banks	$7,593	$7,593	$7,593	$—	$—	$—
Interest-bearing deposits	1,485,290	1,485,290	1,485,290	—	—	—
Federal funds sold	2,706,000	2,705,992	—	2,705,992	—	—
Trading securities(1)	1,507	1,507	—	1,507	—	—
Available-for-sale securities(1)	13,626,916	13,626,916	—	13,594,142	32,774	—
Held-to-maturity securities	99,068	98,591	—	98,591	—	—
Advances	41,599,581	41,378,357	—	41,378,357	—	—
Mortgage loans, net	2,758,429	2,483,271	—	2,462,257	21,014	—
Accrued interest receivable	134,268	134,268	—	134,268	—	—
Derivative assets(1)	430,744	430,744	—	47,854	—	382,890
Other assets (1)	25,504	25,504	11,950	13,554	—	—
Liabilities:
Deposits	(655,487)	(655,425)	—	(655,425)	—	—
COs:
Bonds	(31,565,543)	(30,981,391)	—	(30,981,391)	—	—
Discount notes	(26,975,260)	(26,972,926)	—	(26,972,926)	—	—
Mandatorily redeemable capital stock	(10,290)	(10,290)	(10,290)	—	—	—
Accrued interest payable	(130,515)	(130,515)	—	(130,515)	—	—
Derivative liabilities(1)	(25,640)	(25,640)	—	(1,394,319)	—	1,368,679
Other:
Commitments to extend credit for advances	—	(13,327)	—	(13,327)	—	—
Standby letters of credit	(1,168)	(1,168)	—	(1,168)	—	—

	December 31, 2021
	Carrying Value	Total Fair Value	Level 1	Level 2	Level 3	Netting Adjustments and Cash Collateral(2)
Financial instruments
Assets:
Cash and due from banks	$204,993	$204,993	$204,993	$—	$—	$—
Interest-bearing deposits	85,153	85,153	85,153	—	—	—
Securities purchased under agreements to resell	800,000	799,998	—	799,998	—	—
Federal funds sold	1,944,000	1,943,998	—	1,943,998	—	—
Trading securities(1)	501,867	501,867	—	501,867	—	—
Available-for-sale securities(1)	12,895,987	12,895,987	—	12,833,722	62,265	—
Held-to-maturity securities	145,492	148,068	—	148,068	—	—
Advances	12,340,020	12,440,985	—	12,440,985	—	—
Mortgage loans, net	3,120,159	3,234,829	—	3,204,222	30,607	—
Accrued interest receivable	68,360	68,360	—	68,360	—	—
Derivative assets(1)	378,532	378,532	—	3,972	—	374,560
Other assets(1)	32,570	32,570	13,937	18,633	—	—
Liabilities:
Deposits	(884,032)	(884,029)	—	(884,029)	—	—
COs:
Bonds	(26,613,032)	(26,882,036)	—	(26,882,036)	—	—
Discount notes	(2,275,320)	(2,275,276)	—	(2,275,276)	—	—
Mandatorily redeemable capital stock	(13,562)	(13,562)	(13,562)	—	—	—
Accrued interest payable	(60,968)	(60,968)	—	(60,968)	—	—
Derivative liabilities(1)	(38,944)	(38,944)	—	(177,578)	—	138,634
Other:
Commitments to extend credit for advances	—	(6,196)	—	(6,196)	—	—
Standby letters of credit	(1,146)	(1,146)	—	(1,146)	—	—
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

As of December 31, 2022, multiple vendor prices were received for substantially all of our investment securities and the final prices for substantially all of those securities were computed by averaging the prices received. The relative proximity of the prices received supports our conclusion that the final computed prices are reasonable estimates of fair value. Our fixed-rate HFA securities fall within Level 3 of the fair-value hierarchy due to the current lack of market activities for these bonds.

Investment Securities – HFA Floating Rate Securities. The fair value is determined by calculating the present value of the expected future cash flows. The discount rates used in these calculations are the rates for securities with similar terms. Our floating rate HFA securities fall within Level 3 of the fair-value hierarchy due to the current lack of market activity for these bonds.

Mortgage Loans. The fair value of impaired conventional mortgage loans is based on the lower of the carrying value of the loans or fair value of the collateral less estimated costs to sell. The fair value of impaired government mortgage loans is equal to the par value.

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

The discounted cash-flow model uses market-observable inputs (inputs that are actively quoted and can be validated to external sources), including the following:

•Discount rate assumption. For all derivatives cleared through a DCO the discount rate used is SOFR. For our bilateral, non-cleared interest-rate derivatives the discount rate used is either SOFR, OIS, or the LIBOR swap curve depending on the terms of the International Swaps and Derivatives Association (ISDA) agreement we have with each derivative counterparty.
•Forward interest-rate assumption. Forward rates implied by the LIBOR swap curve, forward rates based on the OIS swap curve or forward rates implied by the SOFR swap curve.
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

Fair Value Measured on a Recurring and Nonrecurring Basis.

Table 15.2 - Fair Value of Assets and Liabilities Measured at Fair Value on a Recurring and Nonrecurring Basis
(dollars in thousands)

	December 31, 2022
	Level 1	Level 2	Level 3	Netting Adjustments and Cash Collateral (1)	Total
Assets:
Carried at fair value on a recurring basis
Trading securities:
Corporate bonds	$—	$1,507	$—	$—	$1,507
Total trading securities	—	1,507	—	—	1,507
Available-for-sale securities:
U.S. Treasury obligations	—	5,723,562	—	—	5,723,562
HFA securities	—	—	32,774	—	32,774
Supranational institutions	—	350,352	—	—	350,352
U.S. government-owned corporations	—	227,200	—	—	227,200
GSE	—	97,666	—	—	97,666
U.S. government guaranteed – single-family MBS	—	16,148	—	—	16,148
U.S. government guaranteed – multifamily MBS	—	476,730	—	—	476,730
GSE – single-family MBS	—	765,526	—	—	765,526
GSE – multifamily MBS	—	5,936,958	—	—	5,936,958
Total available-for-sale securities	—	13,594,142	32,774	—	13,626,916
Derivative assets:
Interest-rate-exchange agreements	—	47,757	—	382,890	430,647
CO Bond firm commitments	—	50	—	—	50
Mortgage delivery commitments	—	47	—	—	47
Total derivative assets	—	47,854	—	382,890	430,744
Other assets	11,950	13,554	—	—	25,504
Total assets carried at fair value on a recurring basis	$11,950	$13,657,057	$32,774	$382,890	$14,084,671
Carried at fair value on a nonrecurring basis(2)
Mortgage loans held for portfolio	$—	$—	$90	$—	$90
Total assets carried at fair value on a nonrecurring basis	$—	$—	$90	$—	$90
Liabilities:
Carried at fair value on a recurring basis
Derivative liabilities
Interest-rate-exchange agreements	$—	$(1,394,317)	$—	$1,368,679	$(25,638)
Mortgage delivery commitments	—	(2)	—	—	(2)
Total liabilities carried at fair value on a recurring basis	$—	$(1,394,319)	$—	$1,368,679	$(25,640)

	December 31, 2021
	Level 1	Level 2	Level 3	Netting Adjustments and Cash Collateral(1)	Total
Assets:
Carried at fair value on a recurring basis
Trading securities:
Corporate bonds	$—	$1,442	$—	$—	$1,442
U.S. Treasury obligations	—	500,425	—	—	500,425
Total trading securities	—	501,867	—	—	501,867
Available-for-sale securities:
U.S. Treasury obligations	—	5,084,546	—	—	5,084,546
HFA securities	—	—	62,265	—	62,265
Supranational institutions	—	403,765	—	—	403,765
U.S. government-owned corporations	—	306,864	—	—	306,864
GSE	—	126,472	—	—	126,472
U.S. government guaranteed – single-family MBS	—	21,535	—	—	21,535
U.S. government guaranteed – multifamily MBS	—	541,405	—	—	541,405
GSE – single-family MBS	—	1,103,714	—	—	1,103,714
GSE – multifamily MBS	—	5,245,421	—	—	5,245,421
Total available-for-sale securities	—	12,833,722	62,265	—	12,895,987
Derivative assets:
Interest-rate-exchange agreements	—	3,850	—	374,560	378,410
CO Bond firm commitments	—	54	—	—	54
Mortgage delivery commitments	—	68	—	—	68
Total derivative assets	—	3,972	—	374,560	378,532
Other assets	13,937	18,633	—	—	32,570
Total assets carried at fair value on a recurring basis	$13,937	$13,358,194	$62,265	$374,560	$13,808,956
Carried at fair value on a nonrecurring basis(2)
Mortgage loans held for portfolio	—	—	3,860	—	3,860
REO	—	—	59	—	59
Total assets carried at fair value on a nonrecurring basis	$—	$—	$3,919	$—	$3,919
Liabilities:
Carried at fair value on a recurring basis
Derivative liabilities
Interest-rate-exchange agreements	$—	$(177,548)	$—	$138,634	$(38,914)
CO Bond firm commitments	—	(30)	—	—	(30)
Total liabilities carried at fair value on a recurring basis	$—	$(177,578)	$—	$138,634	$(38,944)
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

Table 15.3 presents a reconciliation of available-for-sale securities that are measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the years ended December 31, 2022, 2021, and 2020.

Table 15.3 - Roll Forward of Level 3 Available-for-Sale Securities
(dollars in thousands)

	For the Year ended December 31,
	2022	2021	2020
	HFA Securities	HFA Securities	HFA Securities	Private-label MBS
Balance at beginning of year	$62,265	$122,549	$64,652	$—
Transfer of securities from held-to-maturity to available-for-sale	—	—	71,240	180,514
Total gains included in earnings
Net gains on sale	—	—	—	30,583
Reduction of provision for credit losses	—	—	—	269
Accretion	—	—	—	353
Total gains (losses) included in other comprehensive income
Net unrealized (losses) gains	(741)	3,316	6,517	(22,203)
Sales, maturities, and settlements
Sales	—	—	—	(187,366)
Maturities	(27,000)	(61,320)	(18,685)	—
Settlements	(1,750)	(2,280)	(1,175)	(2,150)
Balance at end of year	$32,774	$62,265	$122,549	$—

Total amount of unrealized (losses) gains for the period included in other comprehensive income relating to securities held at period end	$(960)	$124	$5,823	$—

Note 16 — Commitments and Contingencies

Joint and Several Liability. COs are backed by the financial resources of the FHLBanks. The FHFA has authority to require any FHLBank to repay all or a portion of the principal and interest on COs for which another FHLBank is the primary obligor. No FHLBank has ever been asked or required to repay the principal or interest on any CO on behalf of another FHLBank. We evaluate the financial condition of the other FHLBanks primarily based on known regulatory actions, publicly available financial information, and individual long-term credit-rating action as of each period-end presented. Based on this evaluation, as of December 31, 2022, and through the filing of this report, we do not believe it is likely that we will be required to repay the principal or interest on any CO on behalf of another FHLBank.

We have considered applicable FASB guidance and determined it is not necessary to recognize a liability for the fair value of our joint and several liability for all of the COs. The joint and several obligation is mandated by the FHLBank Act, as implemented by FHFA regulations, and is not the result of an arms-length transaction among the FHLBanks. The FHLBanks have no control over the amount of the guaranty or the determination of how each FHLBank would perform under the joint and several obligation. Because the FHLBanks are subject to the authority of the FHFA as it relates to decisions involving the allocation of the joint and several liability for the FHLBanks' COs, the FHLBanks' joint and several obligation is excluded from the initial recognition and measurement provisions. Accordingly, we have not recognized a liability for our joint and several obligation related to other FHLBanks' COs at December 31, 2022 and 2021. The par amounts of other FHLBanks' outstanding COs for which we are jointly and severally liable totaled $1.1 trillion and $623.9 billion at December 31, 2022 and 2021, respectively. See Note 10 — Consolidated Obligations for additional information.

Off-Balance-Sheet Commitments

Table 16.1 - Off-Balance Sheet Commitments (1)
(dollars in thousands)

	December 31, 2022			December 31, 2021
	Expire within one year	Expire after one year	Total	Expire within one year	Expire after one year	Total
Standby letters of credit outstanding (2)	$10,148,761	$77,521	$10,226,282	$5,369,701	$132,096	$5,501,797
Commitments for unused lines of credit - advances (3)	1,123,269	—	1,123,269	1,095,844	—	1,095,844
Commitments to make additional advances	57,024	29,010	86,034	40,917	66,318	107,235
Commitments to invest in mortgage loans	3,454	—	3,454	3,164	—	3,164
Unsettled CO bonds, at par	172,140	—	172,140	260,000	—	260,000
Unsettled CO discount notes, at par	32,480	—	32,480	—	—	—
__________________________
(1)    We have determined that it is unnecessary to record any liability for credit losses on these agreements.
(2)    The amount of standby letters of credit outstanding excludes commitments to issue standby letters of credit that expire within one year. At December 31, 2022 and 2021, these amounts totaled $22.0 million and $16.1 million, respectively. Also excluded are commitments to issue standby letters of credit that expire after one year totaling $125 thousand at December 31, 2021.
(3)    Commitments for unused line-of-credit advances are generally for periods of up to 12 months. Since many of these commitments are not expected to be drawn upon, the total commitment amount does not necessarily indicate future liquidity requirements.

Standby Letters of Credit. For a fee we, issue standby letters of credit on behalf of our members to support certain obligations of the members to third-party beneficiaries. These standby letters of credit are generally subject to the same collateralization and borrowing limits similar to advances. Standby letters of credit may be offered to assist members and nonmember housing associates in facilitating residential housing finance, community lending, and asset-liability management, and to provide liquidity. In particular, members often use standby letters of credit as collateral for deposits from state and local government agencies. If we are required to make payment for a beneficiary's draw, our strategy is to take prompt action to recover the funds paid to the third-party beneficiary, including converting the payment amount into a collateralized advance to the primary obligor, withdrawing the payment amount from the primary obligor's demand deposit account with us, or selling collateral pledged by the primary obligor in a commercially reasonable manner to offset the payment amount. Historically, standby letters of credit usually expire without being drawn upon. At December 31, 2022, the outstanding standby letters of credit issued expire no later than 2032. Currently, we offer new standby letters of credit with terms typically up to 10 years, while terms greater than 10 years may be available on an exception basis. Unearned fees for the value of the guarantees related to standby letters of credit are recorded in other liabilities and totaled $1.2 million and $1.1 million at December 31, 2022 and 2021, respectively.

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

Related Parties. We define related parties as members who owned 10 percent or more of the voting interests of our capital stock outstanding at year end. Each member eligible to vote is entitled to cast by ballot one vote for each share of stock that it was required to hold as of the record date, which is December 31, of the year prior to each election, subject to the limitation that no member may cast more votes than the average number of shares of our stock that is required to be held by all members located in such member's state. Under the FHLBank Act and FHFA regulations, each member directorship is designated to one of the six states in our district. Eligible members are permitted to vote all their eligible shares for one candidate for each open member directorship in the state in which the member is located and for each open independent directorship. A nonmember stockholder is not entitled to cast votes for the election of directors unless it was a member as of the record date. At December 31, 2022 and 2021, no shareholder owned more than 10 percent of the total voting interests due to statutory limits on members' voting rights, therefore, we did not have any related parties.

Shareholder Concentrations. We consider shareholder concentrations as holdings of capital stock (including mandatorily redeemable capital stock) by individual members or nonmembers in excess of 10 percent of total capital stock outstanding at December 31, 2022. At December 31, 2021, no shareholder had more than 10 percent of total capital stock outstanding.

Table 17.1 - Shareholder Concentrations, Balance Sheet
(dollars in thousands)

	Capital Stock Outstanding	Percent of Total Capital Stock	Par Value of Advances	Percent of Total Par Value of Advances	Total Accrued Interest Receivable	Percent of Total Accrued Interest Receivable on Advances
December 31, 2022
Citizens Bank, N.A.	$363,769	17.8%	$8,519,007	20.4%	$5,662	7.8%
Webster Bank, N.A.	221,408	10.8	5,460,552	13.1	9,942	13.6

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

Table 17.2 - Transactions with Directors' Institutions
(dollars in thousands)

	Capital Stock Outstanding	Percent of Total Capital Stock	Par Value of Advances	Percent of Total Par Value of Advances	Total Accrued Interest Receivable	Percent of Total Accrued Interest Receivable on Advances
December 31, 2022	$374,123	18.3%	$8,683,521	20.8%	$5,803	8.0%
December 31, 2021	48,104	5.0	416,542	3.4	466	2.8

Note 18 — Transactions with Other FHLBanks

We may occasionally enter into transactions with other FHLBanks. These transactions are summarized below.

Overnight Funds. We may borrow or lend unsecured overnight funds from or to other FHLBanks. All such transactions are at current market rates. Interest income and interest expense related to these transactions with other FHLBanks are included within other interest income and interest expense from other borrowings in the statement of operations. During the years ended December 31, 2022 and 2020, we recorded $194 thousand and $48 thousand, respectively, in interest income on loans to other FHLBanks. Interest expense for loans from other FHLBanks was $307 thousand and $218 thousand for the years ended December 31, 2022 and 2020, respectively. There was no interest income nor interest expense on/for loans to/from other FHLBanks at December 31, 2021.

MPF Mortgage Loans. We pay a transaction-services fee and a membership fee to the FHLBank of Chicago for our participation in the MPF program. For the years ended December 31, 2022, 2021, and 2020, we recorded $2.0 million, $2.4 million, and $2.9 million, respectively in MPF transaction-services fee expense to the FHLBank of Chicago which has been recorded in the statement of operations as other expense. The membership fee has been recorded in the statement of operations as an operating expense, and totaled $600 thousand for each of the years ended December 31, 2022, 2021, and 2020. In addition, we receive an MPF performance fee from the FHLBank of Chicago. The MPF performance fee for the years ended December 31, 2022, 2021, and 2020 amounted to $225 thousand, $125 thousand, and $50 thousand, respectively, and was recorded in the statement of operations as other income.

COs. From time to time, one FHLBank may transfer to another FHLBank the COs for which the transferring FHLBank was originally the primary obligor but upon transfer the assuming FHLBank becomes the primary obligor. During the year ended December 31, 2022, there were no transferred debt obligations with par amounts nor fair value amounts. For the years ended December 31, 2021 and 2020, we transferred debt obligations with par amounts of $171.2 million, and $985.1 million, respectively, and fair values of approximately $174.0 million, and $1.0 billion, respectively, on the day they were transferred.

Note 19 — Subsequent Events

On February 24, 2023, the board of directors declared a cash dividend at an annualized rate of 6.67 percent based on daily average capital stock balances outstanding during the fourth quarter of 2022. The dividend, including dividends classified as interest on mandatorily redeemable capital stock, amounted to $31.2 million and was paid on March 2, 2023.

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

Our management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures, with the participation of the president and chief executive officer and chief financial officer, as of December 31, 2022. Based on that evaluation, our president and chief executive officer and chief financial officer have concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of December 31, 2022.

Management's Report on Internal Control over Financial Reporting

Management's report on internal control over financial reporting as of December 31, 2022, is included in Item 8 — Financial Statements and Supplementary Data — Management's Report on Internal Control over Financial Reporting.

The Bank's independent registered public accounting firm, PricewaterhouseCoopers LLP, has also issued a report regarding the effectiveness of the Bank's internal control over financial reporting as of December 31, 2022, which is included in Item 8 — Financial Statements and Supplementary Data — Report of Independent Registered Public Accounting Firm — PricewaterhouseCoopers LLP.

Changes in Internal Control over Financial Reporting

During the quarter ended December 31, 2022, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

If a member director ceases to be a director or officer of a member in the state from which the director was elected, that director loses eligibility as a member director and must leave the board. If an independent director becomes an officer or director of a member or other recipient of advances from us, or ceases to be a bona fide resident of the Bank's district, that director loses eligibility as an independent director and must leave the board.

Based on the requirements of the Election Regulation, the Director of the FHFA allocated our member directorships among the six New England states that comprise our district for each of 2022 and 2021 as follows:

Table 37 - Member Directorships by State

Member Directorships
Connecticut	1
Maine	1
Massachusetts	3
New Hampshire	1
Rhode Island	1
Vermont	1
Total	8

Our annual election was completed in the fourth quarter of 2022 and involved elections for one New Hampshire directorship, one Vermont directorship, and two independent directorships. See — Annual Director Elections below for additional information on the election.

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

Member Director and Member Director Nominee Requirements and Nominations

Candidates for member directorships in a particular state are nominated by members in that state. Each member that is required to hold stock as of the record date, which is December 31 of the year prior to each election (the election record date), may nominate and vote for representatives from members in its respective state for open member directorships. FHLBank boards of directors are not permitted to nominate or elect member directors, although they may elect a director to fill a vacant member directorship.

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

The Bank’s bylaws include diversity of the board as a factor that may be considered in making independent director nominations, and the Governance Committee of the board (which has responsibility for recommending candidates for nomination for independent directorships) and the board consider this factor in each of their nomination decisions. The Governance Committee and the board consider competency in matters of diversity and inclusion as a factor in their nomination decisions. In addition, at the commencement of elections for both independent and member directors, we include a statement in the relevant publicity that our board of directors seeks to promote diversity in its composition and encourages nominations of and applications from eligible diverse candidates. The Election Regulation permits our directors, officers, attorneys, employees, agents, and Advisory Council to support the candidacy of the board of director nominees for independent directorships.

In determining whom to nominate for independent directorships, the board of directors selected:

•Duncan Barnard in 2022, based on his experience as a chief internal auditor at CLS Bank, a designated financial market utility, managing risk and compliance analytics groups at Accenture and PricewaterhouseCoopers, and as a partner at Ernst & Young.
•Eric Chatman (vice chairman) in 2019, to serve as a public interest director based on his affordable housing experience, including through his prior role as president and executive officer of the Connecticut Housing Finance Authority and his current role as the executive vice president and chief financial officer of Housing Partnership Network; his prior FHLBank System experience as treasurer of the Federal Home Loan Bank of Des Moines; his private banking experience; and his significant capital markets experience;
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
•E. Macey Russell in 2021, based on his experience as a partner at Choate, Halle & Stewart, LLP, advising on complex commercial litigation and representing financial institutions, banks, business, and corporations in disputes involving a variety of matters and his significant expertise in matters of diversity, equity and inclusion in the legal profession; and
•Robert Tourigny in 2022, to serve as a public interest director, based on his affordable housing experience representing low- to moderate-income families and community interests, including in his current role as the executive director of NeighborWorks Southern New Hampshire.

Further, directors Chatman, Lazarus, and Ragones have been independent directors of the Bank prior to their most recent nominations, and our board of directors considered their experience gained from serving on our board in selecting them for their most recent nominations.

Additional information on the backgrounds of our directors, including these independent directors, is available under — Information Regarding Current Directors.

Annual Director Elections

For the election of both member and independent directors, each member eligible to vote is entitled to cast by ballot one vote for each share of stock that it was required to hold as of the election record date, subject to the limitation that no member may cast more votes than the average number of shares of our stock that are required to be held by all members located in such member's state. Eligible members are permitted to vote all their eligible shares for one candidate for each open member directorship in the state in which the member is located and for each open independent directorship. For independent directors, unless the board of directors nominates more persons than there are independent directorships to be filled in an election, the candidates must receive at least 20 percent of the number of votes eligible to be cast in the election in order to be elected. If no nominee receives at least 20 percent of the eligible votes, the Election Regulation requires us to identify additional nominees and conduct additional elections until the directorship is filled.

As contemplated by the Election Regulation, no in-person meeting of the members was held in connection with the election. Information about the results of the election was reported to the members via email and on current report on Form 8-K filed with the SEC on December 9, 2022, as supplemented by a Form 8-K/A filed with the SEC on January 23, 2023.

Information Regarding Current Directors

Member Directors

The member directors currently serving on the board of directors provided the information set forth below regarding their principal occupation, business experience, and other matters.

Donna L. Boulanger (chairwoman), age 69, has served as chief executive officer and director (formerly trustee) of North Brookfield Savings Bank, located in North Brookfield, Massachusetts, from February 2008 through April 1, 2021, when she served as only chief executive officer and no longer president until her retirement on April 5, 2022. Since January 2022, she has also served as director and trustee, respectively, of its holding companies, TruNorth Bancorp, Inc., and TruNorth Bancorp, MHC. Ms. Boulanger also currently serves on the board of directors of the Depositors Insurance Fund, a Bank member. Ms. Boulanger began serving as a director of the Bank on January 1, 2014, and her current term will conclude on December 31, 2025.

Caroline R. Carpenter, age 57, has served as president and chief executive officer of National Bank of Middlebury, located in Middlebury, Vermont, since January 2015, and, prior to that, also served as its chief operating officer, executive vice president, technology manager, and information security officer. She is also a board member and executive vice president of Middlebury National Corporation, the single entity holding company of National Bank of Middlebury. Ms. Carpenter also serves on the board of Community Financial Services Group, a trust and wealth management company, which is collectively owned by National Bank of Middlebury, Woodsville Guaranty Savings Bank, and Community National Bank. Ms. Carpenter began serving as a director of the Bank on January 1, 2023, and her current term will conclude on December 31, 2026.

Dwight M. Davidsen, age 55, has served as senior vice president of Citizens Bank, N.A., located in Providence, Rhode Island, since November 2013. Mr. Davidsen has more than 20 years of experience managing funding and liquidity at large regional banks. Mr. Davidsen began serving as a director of the Bank on January 1, 2020, and his current term will conclude on December 31, 2024.

Edward F. Manzi, Jr., age 63, has served as president and chief executive officer of Fidelity Co-Operative Bank, located in central Massachusetts, since July 1997, and has served there also as chairman since August 2010. Mr. Manzi is also a certified public accountant. Mr. Manzi began serving as a director of the Bank on January 1, 2020, and his current term will conclude on December 31, 2023.

Kevin D. Miller, age 56, a certified public accountant, has served as chief operating officer and chief financial officer of Profile Bank in Rochester, New Hampshire, since 2007. Prior to that, Mr. Miller served as chief financial officer of First Seacoast Bank, vice president of finance at East Boston Savings Bank, and partner at T.C. Edwards & Co., PC., an accounting firm. Mr. Miller has served as a director of the Bank since January 1, 2023, and his current term will conclude on December 31, 2026.

William M. Parent, age 61, has served as chief strategy officer of Easthampton Savings Bank, located in Easthampton, Massachusetts, since October 2022. Prior to that, Mr. Parent served as president, chief executive officer, and director of Envision Bank in Quincy, Massachusetts, and its parent, Randolph Bancorp, since April 2020. From June 2010 through April 2019, Mr. Parent served as president, chief executive officer, and director of Blue Hills Bank and Blue Hills Bancorp, Inc., in Norwood, Massachusetts. From April 2019 through February 2020, Mr. Parent served as director of Rockland Trust Company and Independent Bancorp, Inc., in Rockland Massachusetts, following its acquisition of Blue Hills Bank. Mr. Parent is a non-practicing certified public accountant. Mr. Parent began serving as a director of the Bank on January 1, 2022, and his current term will conclude on December 31, 2025.

David J. Rotatori, age 51, has served as president and a director of Ion Bank in Naugatuck, Connecticut, and its parent, Ion Financial MHC, since July 2017, and also as chief executive officer since January 2019. Before his promotion to president of Ion Bank, he was chief risk officer there since September 2009, chief financial officer since June 2012, and also served as corporate secretary for several years. He also worked at Ion Bank for five years early in his career as a staff accountant and internal auditor. Mr. Rotatori’s previous experience includes senior financial roles at People’s United Bank (one year) and Webster Bank (ten years), both in Connecticut, and as a senior accountant at KPMG (three years). Mr. Rotatori began serving as a director of the Bank on January 1, 2022, and his current term will conclude on December 31, 2025.

John C. Witherspoon, age 66, has served as a director of Skowhegan Savings Bank in Skowhegan, Maine, since November 2007 and served there also as president and chief executive officer from November 2007 until December 2019. Prior positions included serving as chief executive officer of the Finance Authority of Maine between 2004 and 2007, and as president and chief executive officer of United Kingfield Bank and its predecessor, Kingfield Savings Bank, from 1984 until 2004. Mr. Witherspoon began serving as a director of the Bank on January 1, 2016, and his current term will conclude on

December 31, 2023.

Independent Directors

The independent directors currently serving on the board of directors provided the following information about their principal occupation, business experience, and other matters.

Duncan Barnard, age 57, since 2018, has served as the chief internal auditor for CLS Bank, a designated financial market utility headquartered in New York, New York. Prior to his work at CLS Bank, Mr. Barnard served as managing director, finance and risk practice at Accenture, managing director, risk and compliance analytics practice at PricewaterhouseCoopers, and partner at Ernst & Young. Mr. Barnard began serving as a director of the Bank on January 1, 2023, and his current term will conclude on December 31, 2026.

Eric Chatman, (vice chairman) age 62, has served as the executive vice president and chief financial officer of Housing Partnership Network, a network of affordable housing and community development nonprofits, since July 2017. He founded and was president of The Chatman Group, LLC, a consulting and advisory firm focused on affordable housing and financial advisory services for non-profits, housing finance authorities, and financial institutions from June 2015 to July 2017. Mr. Chatman served as president and executive director of the Connecticut Housing Finance Authority from May 2012 until March 2015 and, in that capacity, was responsible for the policy development, strategic planning and execution of the Connecticut Housing Finance Authority affordable housing finance mission. Prior to serving in that role, Mr. Chatman served as deputy director and chief financial officer of the Iowa Finance Authority from 2008 to 2012. Mr. Chatman has also held various corporate finance, treasury, and capital markets roles, both domestic and international, including treasurer of the Federal Home Loan Bank of Des Moines and division manager, treasury department, at the African Development Bank. Mr. Chatman has served as a director of the Bank since June 16, 2014, and his current term will conclude on December 31, 2023.

Thomas J. Curry, age 66, now retired, served as a partner at the law firm Nutter McClennen & Fish LLP in Boston, Massachusetts from November 2017 through March 2022. Mr. Curry served as Comptroller of the Currency of the United States from April 2012 to May 2017, as a member of the Federal Deposit Insurance Corporation’s board of directors from 2003 to May 2017, and as Commissioner of Banks for the Commonwealth of Massachusetts from 1990 to 1991 and from 1995 to 2003. Mr. Curry has served as a director of the Bank since January 1, 2021, and his current term will conclude on December 31, 2024.

Antoinette C. Lazarus, age 59, has served as managing director, head of compliance, secondaries, for Ares Management Corporation, a Los Angeles-headquartered investment management firm with offices in Simsbury, Connecticut, since June 2021. Prior to its acquisition by Ares, she was chief compliance and risk officer and as privacy and anti-money laundering officers for Landmark Partners, a Simsbury, Connecticut-based SEC-registered investment adviser since 2006. Since November 2018 and December 2019, Ms. Lazarus has also served as the vice president of the board of directors for the Hartford Community Loan Fund, and director of Housing Development Fund, respectively, each a community development financial institution based in Connecticut. Prior to her work at Landmark Partners, Ms. Lazarus served from 2004 to 2006 as vice president of compliance for Prudential Financial, Inc., a Hartford, Connecticut-based financial products and services company and from 2001 to 2004 as director of fund accounting for CIGNA Retirement and Investment Services, a Hartford-based retirement services business that was acquired by Prudential Financial, Inc. in 2004. From 1988 to 2001, Ms. Lazarus served in multiple fund accounting, reporting and valuation roles at Aetna Financial Services, a financial services company based in Hartford that was acquired by ING in 2000. Ms. Lazarus has served as a director of the Bank since January 1, 2017, and her current term will conclude on December 31, 2024.

Emil J. Ragones, age 76, is an adjunct professor at the Boston College Carroll School of Management in the Masters of Science in Accounting Program, a position he has held since January 2013. He served as executive in residence at Accounting Management Solutions, Inc., now part of CliftonLarsenAllen LLP, from 2008 through April 2015, providing accounting and financial management advisory services. Mr. Ragones previously worked at Ernst & Young for 39 years, including 24 years of service as an audit partner. In addition to performing financial statement audits, Mr. Ragones specialized in providing information technology auditing, as well as advisory and consulting services to clients in a variety of industries, including financial services. Prior to his retirement from Ernst & Young in 2007, Mr. Ragones spent seven years in the firm's National Professional Practice office for assurance and advisory business services, focusing on reviewing and reporting on financial and information technology controls and Sarbanes-Oxley Act Section 404 compliance and reporting. Mr. Ragones has served as a director of the Bank since September 24, 2010, and his current (and final) term will conclude on December 31, 2023.

E. Macey Russell, age 64, has been a partner at the Boston law firm of Choate, Hall & Stewart since May 2002, where he practices in the area of complex commercial litigation, representing financial institutions, banks, businesses, and corporations in disputes involving a variety of matters, and has developed a national reputation as an expert on diversity, equity and inclusion in the legal profession. Previously, he was a partner at the Boston law firm Peabody & Arnold for seven years, an associate and a partner at the Boston law firm Riemer & Braunstein for nine years, and started his career as a law clerk for the Massachusetts Superior Court. Mr. Russell also serves on the Board of Trustees of Suffolk University and on the Board of Overseers of Beth Israel Deaconess Medical Center, and is Chairman and President of the Augustus A. White III Institute for Healthcare Equity. Mr. Russell has served as a director of the Bank since January 1, 2022, and his current term will conclude on December 31, 2025.

Robert Tourigny, age 54, has served as the executive director of NeighborWorks Southern New Hampshire since 2005. Prior to his time at NeighborWorks Southern New Hampshire, Mr. Tourigny’s roles at both Southern Maryland Tri-County Community Action Committee and Coastal Enterprises in Maine gave him extensive experience developing affordable housing projects – both rental and homeownership – in Maine, Maryland and New Hampshire. In total, Mr. Tourigny has 30 years of experience in affordable housing representing low- and moderate-income families and community interests. Mr. Tourigny has served as a director of the Bank since January 1, 2023, and his current term will conclude on December 31, 2026.

Audit Committee Financial Expert

Our board of directors has a standing Audit Committee that satisfies the "Audit Committee" definition under Section 3(a)(58)(A) of the Securities Exchange Act of 1934. Our board of directors' Audit Committee Charter is available in full on our website at the following location: https://www.fhlbboston.com/fhlbank-boston/governance.

The board has determined that Directors Lazarus and Manzi are the "audit committee financial experts" within the meaning of the SEC rules. Ms. Lazarus and Mr. Manzi are not auditors or accountants for us, do not perform fieldwork, and are not Bank employees. In accordance with the SEC's safe harbor relating to Audit Committee financial experts, a person designated or identified as an Audit Committee financial expert will not be deemed an "expert" for purposes of federal securities laws. In addition, such a designation or identification does not impose on any such person any duties, obligations, or liabilities that are greater than those imposed on such persons as a member of the Audit Committee and board of directors in the absence of such designation or identification and does not affect the duties, obligations, or liabilities of any other member of the Audit Committee or board of directors. See Item 13 — Certain Relationships and Related Transactions, and Director Independence for additional information regarding Ms. Lazarus's independence.

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

Based on its reviews discussed above, the Audit Committee recommended to the board of directors the reappointment of PwC as the Bank's independent registered public accounting firm for 2023.

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

In reliance on these reviews and discussions, and the report of the independent registered public accounting firm, the Audit Committee has recommended to the board of directors, and the board of directors has approved, that the audited financial statements be included in the Bank's annual report on Form 10-K for the year ended December 31, 2022, for filing with the SEC.

As of the date of filing this annual report on Form 10-K, the members of the Audit Committee are:

Emil J. Ragones, Chair
Antoinette C. Lazarus, Vice Chair
Duncan Barnard
Edward F. Manzi, Jr.
William M. Parent
Robert Tourigny
Donna L. Boulanger, ex officio

Information about our Executive Officers

The following table sets forth the names, titles, and ages of our executive officers:

Table 38 - Executive Officers

Name (1)	Title	Age
Timothy J. Barrett	President and Chief Executive Officer	64
Frank Nitkiewicz	Executive Vice President, Chief Operating Officer, and Chief Financial Officer	61
Brian S. Chase	Senior Vice President, Chief Audit Officer	56
Brian G. Donahue	Senior Vice President, Controller and Chief Accounting Officer	56
Ana C. Dyer	Senior Vice President and Chief Business Officer	55
Barry F. Gale	Senior Vice President and Chief Human Resources Officer	63
Sean R. McRae	Senior Vice President and Chief Information Officer	58
Edward A. Schultze	Senior Vice President and Chief Risk Officer	63
Keith R. Walsh	Senior Vice President, General Counsel, and Corporate Secretary	43
_________________________
(1)    Each of the executive officers listed serves on our Management Committee, with the exceptions of Mr. Chase and Mr. Donahue.

Timothy J. Barrett has served as president and chief executive officer since December 2021. Prior to assuming that position, Mr. Barrett served as executive vice president and treasurer from January 2019 until November 2021, and senior vice president and treasurer from November 2010 until December 2018. Prior to joining the Bank, he was assistant treasurer at FMR LLC, the parent company of Fidelity Investments from September 2008 to October 2010; as treasurer and chief investment officer at Fidelity Personal Bank & Trust from August 2007 to September 2008; as managing director, global treasury at Investors Bank & Trust from September 2004 to July 2007; in various senior roles in treasury at FleetBoston Financial (including merged entities) from 1985 to 2004; and as an investment manager for Citibank, NA from 1981 to 1985. He currently serves as a member of the board of directors of the Office of Finance, as a member of the FHLBanks Presidents Conference, and as a member of the board of directors of the Pentegra Defined Benefit Plan for Financial Institutions. He earned his B.A. from St. Anselm College and his M.B.A. from Rensselaer Polytechnic Institute.

Frank Nitkiewicz has served as executive vice president, chief operating officer, and chief financial officer since January 2022. Prior to assuming that position, Mr. Nitkiewicz served as executive vice president and chief financial officer since January 2006, senior vice president, chief financial officer, and treasurer from August 1999 until December 31, 2005, and senior vice president and treasurer from October 1997 to August 1999. Mr. Nitkiewicz joined us in 1991. Previously, he served as an Investment Officer at Connecticut National Bank from 1988 to 1991 and a Retail Banking Officer at Sovran Bank, N.A., from 1984 to 1987. He holds a B.S. and a B.A. from the University of Maryland and an M.B.A. from the Kellogg Graduate School of Management at Northwestern University.

Brian S. Chase has served as senior vice president and chief audit officer since January 2022, and previously as vice president and chief audit officer since June 2018. Prior to that, Mr. Chase served as vice president and director of internal audit since June 2014. Before joining us in 2014, among other roles, Mr. Chase, worked for 17 years at State Street Bank and Trust Company in successively more responsible roles within their internal audit department and seven years at Ernst & Young in successively more responsible roles as a financial auditor. Mr. Chase earned a B.S. from the University of Massachusetts Boston, and is a certified public accountant.

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

Barry F. Gale has served as senior vice president, chief human resources officer and director of the Bank’s office of minority and women inclusion since April 2013. Mr. Gale also joined the board of the Northeast Human Resources Association in 2019. Prior to employment with us, Mr. Gale served as senior director of human resources at Thomson Reuters, where he spent 16 years in progressively senior roles. Prior to that position, Mr. Gale served in human resources roles at Citizens Financial Group and The Colonial Group. Mr. Gale holds a B.S. in business management from the University of Massachusetts Boston.

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

Edward A. Schultze has served as senior vice president and chief risk officer since January 2020, and previously as first vice president, director of market risk management since 2013. Prior to assuming that position, Mr. Schultze served as vice president, director of capital market risks since joining the Bank in 2010. Mr. Schultze’s financial services career began in 1983 and includes various roles at Guaranty Bank, FIRSTFED AMERICA BANCORP, Inc., and First Institutional Liquidity Corp. Mr. Schultze holds a B.B.A. in Banking and Finance and an M.B.A. in Finance, both from the University of North Texas.

Keith R. Walsh has served as senior vice president and general counsel since July 2022. Mr. Walsh is responsible for the legal, government relations, and corporate secretary functions of the Bank and also serves as the Bank’s Ethics Officer. Mr. Walsh joined the bank as an attorney in 2010 and has served in progressively more responsible positions since that time. Prior to his employment with the bank, Mr. Walsh spent 5 years as an associate in the capital markets department at the Boston law firm of Brown Rudnick LLP. Mr. Walsh holds a B.A. from the University of Massachusetts Amherst and a J.D. from Boston College Law School.

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

For the year ended December 31, 2022, the named executive officers were:

Timothy J. Barrett	President and Chief Executive Officer
Frank Nitkiewicz	Executive Vice President, Chief Operating Officer and Chief Financial Officer
Brian S. Chase	Senior Vice President and Chief Audit Officer
Sean R. McRae	Senior Vice President and Chief Information Officer
Barry F. Gale	Senior Vice President, Chief Human Resources Officer and Office of Minority and Women Inclusion Director

Compensation program objectives are set forth in our Total Rewards Philosophy (defined below), which was used in determining the total rewards packages for the named executive officers for 2022. Total rewards packages, including base salary, cash incentive opportunities, and retirement plans, were set based on each named executive officer's performance, tenure, experience, and complexity of position and to be competitive in the labor market for senior managers in which we compete. Overall, the named executive officers were awarded increases in base salary based on our Total Rewards Philosophy reflecting performance and market conditions, effective January 1, 2022. Additionally, we adopted an executive incentive plan (an EIP) on April 19, 2022, and later corrected on April 22, 2022, (the 2022 EIP) and a chief audit officer incentive compensation plan on April 19, 2022 (the 2022 CAO ICP) (collectively, the 2022 EIP and 2022 CAO ICP, the 2022 Incentive Plans). Cash incentives awarded under 2022 Incentive Plans were determined based on the criteria set forth in the 2022 EIP, the 2022 CAO ICP, and, with respect to long-term awards, the 2020 executive incentive plan (2020 EIP) and 2020 chief audit officer incentive compensation plan (2020 CAO ICP).

Compensation Committee & Audit Committee

Pursuant to a charter approved by the board of directors, the Human Resources and Compensation Committee (the Compensation Committee) assists the board of directors in developing and maintaining human resources and compensation policies that support our business objectives. The Compensation Committee develops and recommends the compensation philosophy for the board of directors' review and approval. The Compensation Committee reviews and approves human resources policies and plans applicable to the compensation philosophy, such as compensation, benefits, and incentive plans in which the named executive officers, excluding the chief audit officer, may participate.

In 2022, pursuant to a charter approved by the board of directors, the Audit Committee developed and approved the compensation policies, including compensation, benefits, and incentive plans, for the chief audit officer designed to ensure achievement of the audit plan and maintain independence of the internal audit department from the Bank’s business objectives.

Compensation Committee and Audit Committee Interlocks and Insider Participation

No member of the Compensation Committee or Audit Committee has at any time been an officer or employee with us. None of our executive officers has served or is serving on our board of directors or the compensation committee of any entity whose executive officers served on the Compensation Committee of our board of directors.

Compensation Committee Report

The Compensation Committee has reviewed and discussed with management the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K. Based on the Compensation Committee's review and discussion, they recommended to the board of directors that the Compensation Discussion and Analysis be included in the annual report on Form 10-K for the year ending December 31, 2022.

The members of the Compensation Committee are:

Antoinette C. Lazarus, Chair
Thomas J. Curry, Vice Chair
Dwight M. Davidsen
William M. Parent
E. Macey Russell
John C. Witherspoon
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

In 2019, the Compensation Committee retained McLagan Partners (McLagan), a compensation consulting firm specializing in the financial services industry and a part of Aon plc, to assist with an updated comprehensive total rewards study. A major outcome of the study was the adoption in 2020 of an updated Total Rewards Philosophy, the principles of which are the basis for determining total compensation for the named executive officers.

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

The Total Rewards Philosophy provides for a total rewards structure for employees, including the named executive officers, that attracts, retains and motivates a diverse employee population while supporting business and mission objectives throughout economic cycles. The Total Rewards Philosophy is designed to deliver a total rewards program that provides more certainty for the Bank through higher fixed compensation, competitive annual incentives, distinctive benefits and lower employment volatility reinforcing our lower overall risk appetite and emphasis on maintaining safe and sound operations. Annual incentive award plans are designed to align payout opportunities with achievement of our financial, operational, and mission goals and limit excessive risk-taking while recognizing team results and individual contributions. In the case of the CAO ICP, the annual incentive award plan is designed to ensure independence from the achievement of financial or operational goals. Incentive plans for staff engaged in risk management, compliance, and audit functions are designed to ensure that conflicts of interest are managed, and independence is maintained. The deferral of a portion of the annual incentive award for executives and senior management is designed to align with regulatory guidance, emphasize safe and sound operations, and discourage excessive risk-taking activities.

Risk and Bank Compensation Practices and Policies

Our chief risk officer reviews the design of our compensation plans and policies, including the 2022 EIP, 2020 EIP, and 2022 CAO ICP to ensure these plans do not promote or reward imprudent risk taking. Additionally, under the 2022 Incentive Plans, 50 percent of the total 2022 award amount is deferred and will be paid after year-end 2024, which deferral is intended to align management's interests with risk-management objectives. As described under — Executive Incentive Plan — Additional Conditions to Deferred Awards, the deferred awards are subject to reduction or elimination in certain cases including in the case of certain material revisions to our financial results or to data used to determine the total 2022 award amount, which are intended to further reduce the risk of imprudent risk-taking.

The actual payment of the deferred awards is subject to the final approval of the Compensation Committee, or, in the case of the chief audit officer, the Audit Committee, and review and non-objection by the FHFA (to the extent required by the FHFA).

Further, our chief risk officer and our chief human resources officer jointly engage in periodic reviews of our compensation practices and policies in an effort to ensure that such practices or policies do not result in risks that are reasonably likely to have a material adverse effect on the Bank. They report on the results of these reviews to the Compensation Committee at least annually. In developing that report, compensation policies and practices are reviewed first on a stand-alone basis, then in combination with enterprise-wide risk-management controls that constrain risk-taking, and finally in conjunction with procedural risk controls at the business department level that are intended to further mitigate risk-taking activities. In February 2023, the Compensation Committee concluded that the Bank’s Total Rewards Philosophy, including the EIPs in effect, are not reasonably likely to have a material adverse effect on the Bank based on the report and related discussions.

Compensation plans and policies for staff engaged in risk-management and compliance and internal audit functions are designed to manage any conflicts of interest and promote independence in risk management in a manner independent of the financial performance of the business areas these personnel monitor. Participants in the 2022 EIP working in our enterprise risk-management (ERM) department have somewhat different goals and weightings from their peers in other departments. The participant in the 2022 CAO ICP, and the related incentive plan for internal audit employees, have different goals and weightings unrelated to the Bank’s financial performance to ensure their independence.

In addition to our internal processes, the FHFA has oversight authority over our executive compensation. In the exercise of this authority, the FHFA has issued certain compensation principles, one of which is that executive compensation should be consistent with sound risk management and preservation of the par value of FHLBank stock. Except for the CAO incentive compensation plans, the FHFA reviews all executive compensation relative to these principles and such other factors as the FHFA determines to be appropriate, prior to their effectiveness. For additional information on this oversight, see — FHFA Oversight of Executive Compensation.

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

The other FHLBanks serve as a peer group for determining the proportionate mix of pay and benefits. While all of the FHLBanks share the same mission, they may differ in their relative mix of products and services and location among urban and smaller-city locations, both of which impact labor-market competition and compensation by individual FHLBanks. However, due to the FHLBank System's unique cooperative structure, all FHLBanks generally rely on a similarly structured total rewards package for the named executive officers, including base salary, cash incentives, and benefits, since none can offer equity-based compensation opportunities such as those offered at their non-FHLBank competitors. In 2022, we participated in, and used the results of, the annual McLagan FHLBank System survey of key positions to determine whether the total rewards packages for the named executive officers, including the proportionate mix of pay and benefits, are competitive for each matched position as discussed below in more detail.

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

We worked with McLagan to match several of the positions held by the named executive officers to comparable positions in the commercial banks and financial services firms peer group of McLagan's proprietary 2022 Financial Services - FHLB Survey.

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

The following is a list of survey participants that were included by McLagan in the 2022 Financial Services - FHLB Survey, including the commercial banks and financial services firms peer group, the Federal Home Loan Banks, and proxy data from public peers with assets between $10 billion and $20 billion. Not all participants reported positions that matched the data set for the named executive officers.

Table 39 - List of Survey Participants

AIB	Federal Home Loan Bank of Des Moines	Natixis Corporate & Investment Banking
Ally Financial Inc.	Federal Home Loan Bank of Indianapolis	NatWest
Ameriprise Financial	Federal Home Loan Bank of New York	NBT Bancorp Inc.
Apple Financial Holdings	Federal Home Loan Bank of Pittsburgh	Nomura Securities
Arvest Bank	Federal Home Loan Bank of San Francisco	Nord/LB
Associated Bank	Federal Home Loan Bank of Topeka	Northern Trust Corporation
Australia & New Zealand Banking Group	Federal Reserve Bank of Atlanta	Northwest Bank – PA
Bank of America	Federal Reserve Bank of Boston	OceanFirst Bank
Bank of New York Mellon	Federal Reserve Bank of Cleveland	OneMain Financial
Bank of North Dakota	Federal Reserve Bank of Kansas City	Pinnacle Financial Partners, Inc.
Bank of Nova Scotia	Federal Reserve Bank of Minneapolis	PlainsCapital Bank
Bank of the West	Federal Reserve Bank of New York	PNC Bank
Banner Bank	Federal Reserve Bank of Richmond	Provident Financial Services
The Baupost Group	Federal Reserve Bank of San Francisco	PwC
Berkshire Bank	Federal Reserve Bank of St Louis	Rabobank
BMO Financial Group	Fidelity Investments	Regions Financial Corporation
BNP Paribas CIB	Fifth Third Bank	Renasant Corporation
BOK Financial Corporation	First Citizens Bank - NC	Royal Bank of Canada
Bremer Financial Corporation	First Financial Bancorp - OH	Sallie Mae
Brown Brothers Harriman	First Interstate BancSystem, Inc.	Sandy Spring Bank
Capital One	First Merchants Bank	Santander Bank, N.A.
CIBC World Markets	First National Bank of Omaha	Signature Bank – NY
Citizens Financial Group	First Republic Bank	Societe Generale
City National Bank	First United Bank - OK	Standard Chartered Bank
Comerica	Freddie Mac	State Street Corporation
Commerce Bank	Frost Bank	Sterling National Bank
Commerzbank	Hancock Whitney Bank	Sumitomo Mitsui Trust Bank
Commonwealth Bank of Australia	Heartland Financial USA, Inc	SVB Financial Group
Community Bank System, Inc.	Helaba Landesbank Hessen-Thuringen	Synovus Financial Corporation
Crédit Agricole CIB	HSBC	TD Securities
Credit Industriel et Commercial – N.Y.	Huntington Bancshares, Inc.	Texas Capital Bank
Customers Bank	ICBC Financial Services	TowneBank
CVB Financial Corporation	Independent Bank - TX	TriState Capital Bank
Depository Trust & Clearing Corporation	ING	Truist
East West Bancorp, Inc.	KBC Bank	U.S. Bancorp
Enterprise Financial Services Corp.	KeyCorp	UMB Financial Corporation
Fannie Mae	Lloyds Banking Group	Valley National Bancorp
FB Financial Corporation	M&T Bank Corporation	Voya Financial
Federal Home Loan Bank of Atlanta	Macquarie Bank	Washington Trust Bank
Federal Home Loan Bank of Boston	Manulife	Webster Bank
Federal Home Loan Bank of Chicago	Mechanics Bank	Wellington Management Company
Federal Home Loan Bank of Cincinnati	MUFG Bank, Ltd.	Wells Fargo Bank
Federal Home Loan Bank of Dallas	National Australia Bank	Zions Bancorporation

Data from international banks contained results from their U.S. operations only.

Elements of our Compensation Plan and Why Each Element is Selected

We compensate the named executive officers principally based on their performance, skills, experience, the criticality of the role, and tenure through a package that consists of a mix of base salary, annual and deferred cash-incentive opportunities, qualified and nonqualified retirement plans, and various other health and welfare benefits, that is, total rewards. From time to time, we will also award special cash bonuses outside of an incentive plan to compensate a named executive officer based on unusual or exemplary circumstances. Each compensation element is discussed in greater detail below. Due to our cooperative structure, we cannot offer equity-based compensation programs, so we may offer higher base salaries, in addition to cash-incentive opportunities, and certain retirement benefits to keep our compensation packages competitive relative to the market and to offset the value of compensation that competitors might offer through equity-based compensation programs. The named executive officers may also be provided with certain additional perquisites. Although we do not engage in benchmarking, the Total Rewards Philosophy provides that our total rewards package, including that for named executive officers, should be comparable with the total rewards package for matched positions in the two primary peer groups, as discussed under — Overview of the Labor Market for Senior Managers above. Historically, the Compensation Committee, or in the case of the chief audit officer, the Audit Committee, has set total rewards packages for each of the named executive officers so that their total rewards package of base salary, cash incentives, and retirement plans would be comparable with the total rewards packages at the commercial bank and financial services firms peer group, including base salary and incentives, and so that their total cash compensation, that is, base salary plus cash incentives, would be competitive with total cash compensation of the named executive officer's peers at other FHLBanks. The Compensation Committee and Audit Committee have been informed by the same data in setting current total rewards packages.

How we Determine the Amount for Each Element of our Compensation Plan

The board sets annual goals and objectives for the chief executive officer to align with our strategic business plan. In general, at the end of each year, the chief executive officer provides the Compensation Committee with a self-assessment of his corporate and individual achievements. Based on the Compensation Committee's evaluation of his performance and review of competitive market data for the defined peer groups, the Compensation Committee determines and approves an appropriate total compensation package. The board of directors, as informed by a market analysis for competitive compensation developed by McLagan, determined and approved a competitive offer for Mr. Barrett as the Bank’s chief executive officer effective December 1, 2021, the date upon which he first assumed the role of president and chief executive officer, and the compensation package was unchanged through 2022. In the case of other named executive officers, the chief executive officer reviews individual performance and submits market data and recommendations to the Compensation Committee regarding appropriate compensation. The Compensation Committee reviews these recommendations and submits its recommendations to the full board of directors. The board of directors reviews the recommendations and approves the compensation it considers appropriate, giving consideration to the Total Rewards Philosophy.

In the case of the chief audit officer, the chief audit officer prepares for the Audit Committee a self-assessment of his department and individual achievements and Bank managers prepare an assessment of the internal audit department’s general performance for that year. Based on the assessments and a review of competitive market data for the defined peer groups, the Audit Committee determines and approves an appropriate total compensation package for the chief audit officer.

The Compensation Committee and Audit Committee do not set specific, predetermined targets for the allocation of total rewards between base salary, cash incentives, and benefits, including retirement and other health and welfare plans and perquisites. Rather, the Compensation Committee and Audit Committee consider the value and mix of the total rewards package offered to each named executive officer compared with the total rewards package for positions of comparable scope, responsibility, and complexity of position at the two defined peer groups, the incumbent's performance, experience and tenure, and internal equity.

Base Salary

Base salary adjustments for all named executive officers are considered at least annually as part of the year-end annual performance review process and more often if considered necessary by the Compensation Committee during the year, such as in recognition of a promotion or to ensure internal equity.

After review and nonobjection by the FHFA, the Compensation Committee, and, as it relates to the chief audit officer, the Audit Committee, awarded the named executive officers, an increase in base salary on January 24, 2023, with retroactive application to January 1, 2023. In determining the amount of the increases, the Compensation Committee, and, as it relates to the chief audit officer, the Audit Committee, considered market data from the McLagan 2022 Financial Services - FHLBank Survey, discussed under — Overview of the Labor Market for Senior Managers above, the economic and employment environments. Additionally, the Compensation Committee considered the recommendations of Mr. Barrett for the named executive officers, except for Mr. Chase, based on individual performance, tenure, experience, and complexity of the named executive officer's position and internal equity. Mr. Barrett recommended, and the board of directors awarded at the recommendation of the Compensation Committee, increases in base salary for each of these named executive officers. The percentage increases in base salary were generally consistent with merit and adjustment increases granted to staff.

The following table sets forth the base salary increases:

Table 40 - Named Executive Officer Salaries

Name and Principal Position	Pre-Adjustment Annual Base Salary	Post-Adjustment Annual Base Salary	Percent Increase
Timothy J. Barrett	$870,000	$913,500	5.00%
President and Chief Executive Officer

Frank Nitkiewicz	$454,198	$490,533	8.00%
Executive Vice President, Chief Operating Officer and Chief Financial Officer

Brian S. Chase	$295,561	$310,339	5.00%
Senior Vice President, Chief Audit Officer

Barry F. Gale	$312,351	$327,969	5.00%
Senior Vice President, Chief Human Resources Officer and Office of Minority and Women Inclusion Director

Sean R. McRae	$340,745	$357,782	5.00%
Senior Vice President, Chief Information Officer

2022 Incentive Plans

General Overview of Executive Incentive Plans

Executive incentive plans, such as the 2022 EIP, are cash incentive plans which are reviewed and may be adopted by the Compensation Committee or the board, or, in the case of the 2022 CAO ICP, the Audit Committee, on an annual basis. While executive incentive plans are not necessarily adopted every year, in recent years we have adopted them annually. Generally, executive incentive plans are used to promote achievement of strategic objectives by aligning cash incentive opportunities for corporate officers or other members of management or highly compensated employees, including the named executive officers, with our financial performance and strategic priorities. For the chief audit officer executive incentive plans, these are generally used to promote achievement of the audit plan, enhance efficiencies in the auditing process, and to ensure independence of the internal audit department. These incentive opportunities are also designed to facilitate retention and commitment of key officers. Executive incentive plans generally include specific goals, such as goals based on profitability, business growth, regulatory examination results and remediation, and operational goals for each of the corporate officers or other members of management or highly compensated employees, including the named executive officers.

The Compensation Committee reviews each component of the 2022 EIP's plan design, including eligible participants, goals, goal weighting, achievement levels, and payout opportunities. The Compensation Committee administers the 2022 EIP and has full power and binding authority to construe, interpret and administer the 2022 EIP, and other EIP's, and adjust it for extraordinary circumstances. Extraordinary circumstances may include changes in business strategy, termination or commencement of business lines, impact of severe economic fluctuations, significant growth or consolidation of the membership base, or significant regulatory or other changes impacting us or the FHLBank System. The Compensation Committee may not make adjustments for extraordinary circumstances that include changes to goals, weights, or levels of achievement without resubmission to the FHFA. The Audit Committee is charged with similar responsibilities and authority as it relates to the administration of the 2022 CAO ICP, and other CAO ICP’s.

Purpose of the 2022 EIP

The 2022 EIP is intended to:

•promote achievement of our financial plan and strategic objectives in our annual strategic business plan;
•provide a total rewards package that is competitive with other financial institutions in the labor markets in which we compete; and
•facilitate the retention and commitment of our corporate officers, a select group of management, and highly compensated employees.

2022 EIP Plan Design

The design of the 2022 EIP was guided by principles intended to:

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

2022 EIP Incentive Goals

The 2022 EIP's goals were derived from, or are consistent with, our strategic business plan and objectives and were generally weighted based on desired business outcomes. The goal achievement levels have generally been set so that the target achievement level is consistent with projections in our strategic business plan. For certain nonfinancial EIP goals for which there is no direct reference in the strategic business plan, the goals and goal achievement levels are established consistent with our strategic objectives and the impact of achievement of the objectives. The 2022 EIP does not contain individual performance award opportunities for the named executive officers. To mitigate unnecessary or excessive risk-taking, the 2022 EIP contains measures for overall performance that are achieved through Bank-wide collaboration of activity but cannot be individually attained or altered by participants in the 2022 EIP.

The 2022 EIP has a 50 percent deferral component in lieu of the 50 percent long-term incentive component of the Bank’s prior EIPs. Under the 2022 EIP, each named executive officer received, in March 2023, 50 percent of the total incentive award earned as of December 31, 2022, and the remainder of the award was deferred and will be paid after year-end 2024, in an amount equal to 50 percent of the total 2022 award multiplied by 1 plus the Bank’s cumulative three-year pre-assessment core return on capital stock (as defined in the 2022 EIP) as measured between January 1, 2022 and December 31, 2024 (the EIP Deferred Award), subject to certain qualifications as explained in Additional Conditions to Deferred Award. As described in greater detail under Determination of Awards under the 2022 EIP, the Compensation Committee maintains authority over all awards under the 2022 EIP, however, the 2022 EIP prohibits award payouts to participants that do not receive a performance rating of “meets expectations” or better.

2022 EIP Incentive Goals and Actual Achievement

The 2022 EIP included the following incentive goals for the named executive officers:

•Pre-assessment, core return on capital stock: Pre-assessment, core return on capital stock (as such term is defined in the 2022 EIP and referred to in this report as core return on capital stock) is a measure of return on capital stock that excludes or adjusts the timing of recognition of (a) fee income resulting from the exercise of prepayment options on financial instruments (net of gains or losses from the unwinding of hedges) less imputed amortization of historical prepayment fee income; (b) net unrealized gains and losses attributable to derivatives and hedging activities and net unrealized gains and losses on trading securities; (c) debt retirement costs (net of gains or losses from the unwinding of hedges) less imputed amortization of historical debt retirement costs; (d) imputed amortization of premiums and accretion of discounts on investment securities classified as trading securities; (e) required assessments and voluntary contributions to the Bank's Affordable Housing Program; (f) subsidy amounts expensed through the Helping to House New England and Jobs for New England initiatives; (g) income arising from settlements or judgments stemming from Bank litigation based on certain of its investment securities; (h) interest expense on mandatorily redeemable capital stock; and (i) the net amount cumulatively budgeted between 2019 and 2021 for excise taxes on excess executive compensation in the event that a refund for amounts previously paid is received during the year. The difference between GAAP return on capital stock and this measure of return on capital stock is that GAAP return on capital stock does not provide for the adjustments described above, and core return on capital stock includes shares classified as mandatorily redeemable capital stock. Achievement of this goal was subject to compliance with our market value of equity to par stock ratio and internal unfloored duration of equity limits for at least 10 of the 12 months of the year. We complied with these limits for 12 months. These limits are described under Part II — Item 7A — Quantitative and Qualitative Disclosures about Market Risk — Measurement of Market and Interest- Rate Risk and Related Policy Constraints.
•Insurance member advances outstanding: This goal is defined as the average daily balance of all advances to insurance members in 2022, including former members.
•Member product utilization: This goal measures utilization of the Bank’s products by members. For each product category – advances, housing and community investment products, letters of credit, and mortgage partnership finance – the Bank will determine the number members utilizing each product in 2022. The goal will be based on the sum across the four categories of the number of members utilizing each category. A given member may be counted up to four times depending on the number of product categories in which participate; a given member will be counted only once for each product category.
•Diversity, equity & inclusion goal: each senior leader must have an approved and documented experience or business result in either the internal or external dimension of our Bank’s DE&I strategic plan. Externally, the senior leader must be visible as a DE&I advocate or champion that increases the visibility of the Bank as an employer of choice for diverse talent or business partners. Internally, the senior leader must actively engage as a DE&I advocate, champion or sponsor of a Bank business resource group or a strategic initiative aligned with the capital markets, housing and community investment, workforce or supplier diversity objectives.
•Operational efficiency: This goal is measured by whether and to what degree our core operating expenses, which are defined as our normal expenses associated with enabling the Bank to conduct business operations, and which exclude significant discretionary expenses approved by the board of directors in an amount not to exceed judgment or settlement income associated with our ongoing private-label MBS litigation, stay within and do not exceed the operating expense budget approved by the board of directors. In addition, with the approval of the board of directors and consistent with adjustments made for the calculation of core return on capital stock described above, we also adjusted the calculation of core operating expenses by the net amount cumulatively budgeted between 2019 and 2021 for excise taxes on excess executive compensation in the event that a refund for amounts previously paid is received during 2022. Core operating expenses are measured as a percentage of the operating expense budget for 2022.

Table 41 sets forth the named executive officers' goals and the related weight for all goals and the levels of achievement, and the actual achievement for each of those goals for the year ended December 31, 2022.

Table 41 - 2022 EIP Goals

Goal	Weighting	Threshold	Target	Excess	Actual Achievement
Core Return on Capital Stock	35%	9.20 percent (1)	9.95 percent (1)	11.47 percent (1)	Excess
Insurance Member Advances Outstanding	20%	$4.43 billion	$4.65 billion	$4.80 billion	Below Threshold
Member Product Utilization	15%	359	377	396	Excess
Diversity, Equity & Inclusion	10%	N/A	Senior leaders must have an approved and documented experience or business result in either the internal or external dimension of the Bank’s DE&I 2022 strategic plan	N/A	Target
Operational Efficiency	20%	2022 core operating expenses do not exceed the 2022 operating expense budget approved by the board of directors	2022 core operating expenses do not exceed 97.0% of the 2022 operating expense budget approved by the board of directors.	2022 core operating expenses do not exceed 93.0% of the 2022 operating expense budget approved by the board of directors.	Between Threshold and Target
___________________________

(1)These performance levels were adjusted from the amounts originally established in the 2022 EIP. The 2022 EIP provides that the originally established performance levels were to be adjusted up or down by 2.0 basis points for every basis point by which the average daily federal funds rate deviated from the 0.50 percent assumed in our strategic business plan. In 2022, the average daily federal funds rate deviation was 119.2 basis points, resulting in a 238 basis point increase to each of the performance levels.

Incentive Opportunities under the 2022 EIP

Incentive opportunities under the 2022 EIP are based on each named executive officer's base salary at December 31, 2022 (referred to as 2022 incentive salaries).

At the conclusion of 2022, individual awards were calculated based on actual goal achievement as of December 31, 2022. Participants received 50 percent of such award in a cash payment in March 2023, following non-objection by the FHFA and approval of the Compensation Committee, and the remainder is to be paid as the Deferred Award after year-end 2024. Table 42 sets forth the total incentive opportunities available under the 2022 EIP, including both the payment made in March 2023 and the amount deferred until after year-end 2024, expressed as percentages of the named executive officers' 2022 incentive salaries:

Table 42 - Total Incentive Opportunity

	Incentive Opportunity
	Threshold	Target	Excess
President	50.0%	75.0%	100.0%
Chief Operating Officer & Chief Financial Officer	36.0%	60.0%	84.0%
All Other Named Executive Officers	30.0%	50.0%	70.0%

Purpose of the 2022 CAO ICP

The 2022 CAO ICP is intended to:

•promote achievement of our audit plan which helps ensure the Bank’s compliance with applicable laws, regulations, and internal policies;
•provide a total rewards package that is competitive with other financial institutions in the labor markets in which we compete; and
•facilitate the retention and commitment of our chief audit officer.

2022 CAO ICP Plan Design

The design of the 2022 CAO ICP was guided by principles intended to:

•ensure the independence of the chief audit officer in executing his duties;
•reinforce and reward our commitment to conservative, prudent, sound risk-management practices and preservation of the par value of our capital stock;
•tie a significant percentage of incentive awards to our long-term safety and soundness; and
•recognize the importance of individual performance through metrics linked to the objectives of the participant’s principal functions and independent of the areas that they monitor.

2022 CAO ICP Incentive Goals

The 2022 CAO ICP's goals were derived from, or are consistent with, our audit plan and objectives and were generally weighted based on desired outcomes to ensure the Bank’s continued compliance with applicable laws, regulations, and internal policies. The goal achievement levels have generally been set so that the target achievement level ensures adequate completion of the audit plan which includes resolution of previous years’ audit and examination findings, and development of the internal audit department. The 2022 CAO ICP contains individual performance award opportunities for the chief audit officer designed to ensure sufficient communication between the internal audit department and the Audit Committee and development of talent within the internal audit department. To ensure the independence of the chief audit officer, the 2022 CAO ICP does not contain measures for overall performance of the Bank.

The 2022 CAO ICP has a 50 percent deferred award component, while the 2020 CAO ICP included a 50 percent long-term incentive component based on the achievement level of those goals. Under the 2022 CAO ICP, the chief audit officer received, in March 2023, 50 percent of the total incentive award earned as of December 31, 2022, and the remainder of the award was deferred and will be paid after year-end 2024, in an amount equal to 50 percent of the total 2022 award multiplied by a rate determined by the Audit Committee, informed by Bank management, based on interest rates, chief audit officer performance throughout the two year deferral period, and overall performance of the Bank (together with the EIP Deferred Award, the Deferred Award).

2022 CAO ICP Incentive Goals and Actual Achievement

A.    Completion of the 2022 Internal Audit Plan – Weight 45 percent (Audit Plan Achievement)

This metric ensures that the 2022 audit plan is completed as approved and, from time to time, amended by the Audit Committee. The Audit Committee reserves the right to replace audits, activities for anticipated audits, information system implementations, and other Bank initiatives that are not implemented as anticipated. Changes to the internal audit plan will be presented to and discussed with the Audit Committee at the end of the year to determine achievement of this measure.

Threshold:    Complete the planning, fieldwork, and draft of audit issues of 14 of the 16 extreme-, significant-, and moderate-risk and SOX business and IT interim audit projects in the 2022 audit plan by December 31, 2022. Completion of the remaining 2022 audit plan projects are to be completed in first quarter of 2023.

Target:    Audit reports (excluding implementation audits) issued in 2022 from the 2022 and 2021 audit plans are within +8 percent of the total budgeted hours. The Audit Committee may amend the budgeted hours based on changes in expected audit scope if identified during audit planning and on unforeseen circumstances.

Excess:    Achieve target plus, 85 percent of each audit project from 2021 and 2022 audit plans (excluding implementation audits) are within +8 percent of the budgeted hours on an individual project basis (e.g., 25 of 29 projects are within the budgeted hours), and a satisfactory amount, as determined by the Audit Committee and informed by Bank management, of value-added services are provided by the internal audit department.

B.    Audit Committee Responsibilities – Weight 10 percent (Audit Committee Responsibilities)

This metric is designed to ensure that the Audit Committee can certify to the board of directors that the Audit Committee has fulfilled its annual responsibilities as outlined in its charter and met the requirements of applicable FHFA regulations and guidance and the Sarbanes-Oxley Act.

Threshold:    By December 31, 2022, update the Audit Committee charter, the chief audit officer charter, and the internal audit department charter to ensure compliance with new and modified laws and regulations; periodically update the Audit Committee on the status of meeting its obligations; assist the Audit Committee in its evaluation of the external auditor; and certify to the Audit Committee that it has complied with applicable FHFA regulations and guidance and the Sarbanes-Oxley Act.

Target:    Achieve threshold plus, conduct an appraisal of the effectiveness of the Audit Committee, coordinate and present orientation materials regarding Audit Committee responsibilities to the board of directors, and provide ongoing educational opportunities to the Audit Committee.

Excess:    Not Applicable to this goal.

C.    Internal Audit Remediation Testing – Weight 5 percent (Remediation Testing)

This metric is designed to ensure the audit department’s timely review of FHFA findings from previous years’ examinations. The audit department will confirm the receipt of materials regarding the remediation of findings within 10 business days of notice from the business unit and the results of the audit department’s review will be communicated within 30 business days of the receipt of final documents. This measurement will not consider the timing of sustainability testing that may be scheduled to occur after the remediation date.

Threshold:    Adherence to the audit department timelines for a certain number of the examination findings and a certain amount of FHFA examination comments based on insufficient testing by the audit department of management remediation efforts.

Target:    Adherence to the audit department timelines for all examination findings and a certain amount of FHFA examination comments based on insufficient testing by the audit department of management remediation efforts.

Excess:    Achieve target plus completion of remediation testing and results communication within 15 business days of receipt of the final documentation from Bank Management. Full excess will be reached if all examination findings are remediated and communicated to Bank Management within 15 business days of receipt of the final documentation from Bank Management. A pro-rated award between target and excess will be awarded for the percentage of the findings meeting this measure, as may be interpolated by the Audit Committee.

D.    Survey Results on Communication and Auditees Feedback – Weight 5 percent (Survey Results)

This goal is designed to ensure effective communication among the chief audit officer, the chief executive officer, and senior management. The Audit Committee will continuously monitor this metric during the year and at year-end through discussions with the chief audit officer, chief executive officer, and senior management. Additionally, the human resources department will report the results of a questionnaire of Bank staff to the Audit Committee evaluating the audit department’s communication, administration, and partnering activities.

Threshold:    Questionnaire results indicate neutral (2.5 – 2.2) overall results and confirmation from management that communications with the chief audit officer have been two or less times a year. (Score results are on a 5-point scale, 1 is the highest rating and 5 is the lowest rating.)

Target:    Questionnaire results indicate good (<2.2 – 1.60) overall results and confirmation from management that update meetings with the CAO have been three times a year and dialogue is cooperative.

Excess:    Questionnaire results indicate excellent (<1.60) overall results and confirmation from management that communications with the chief audit officer have been more frequent than three times a year and dialogue is collaborative to improve the audit process.

E.    Document and provide to the Internal Audit and Bank Technology a checklist of control considerations to technology projects – Weight 6 percent (Technology Projects List)

This goal is designed to develop the framework for updating the audit department’s use of information technology and improving budget efficiency.

Threshold:    By November 30, 2022, document and provide to the internal audit and information technology teams a checklist of control considerations to technology projects.

Target:    By September 30, 2022, document and provide to the internal audit and information technology teams a checklist of control considerations to technology projects

Excess:    By July 31, 2022, document and provide to the internal audit and information technology teams a checklist of control considerations to technology projects.

F.    Enhance Internal Audit Risk Assessment Methodology Scoring – Weight 7 percent (Assessment Methodology)

This goal is designed to develop a proposed a framework for improving the internal audit risk assessment process.

Threshold:    By July 31, 2022, research adjustments to the risk assessment methodology for measuring the control environment scoring and run scenario analyses for a sample of audit entities. Based on the results of the analyses, develop recommendations for modifying the risk assessment methodology.

Target:    By September 30, 2022, achieve threshold plus conduct scenario analyses detailing the impact to all information technology and audit projects’ residual risk ratings and present the results with a recommendation on updating the risk assessment methodology to the Audit Committee.

Excess:    By December 31, 2022, achieve target plus present to the Audit Committee the 2023 internal audit plan based on implementation of the updated risk assessment methodology. Include heat maps of both inherent and residual risk scoring for all business processes that are included as auditable entities.

G.    Enhance Internal Audit Processes and Practices. Develop a Data Analytics Program – Weight 7 percent (Data Analytics Program)

This goal is designed to continue the modernization of internal audit’s electronic records management.

Threshold:    By September 30, 2022, assess the current data analytics capabilities both within internal audit and across the Bank and produce a summary of the evaluation.

Target:    By October 31, 2022, achieve threshold plus develop a strategy document outlining the goals and objectives of a data analytics program, including how internal audit may use and incorporate data analytics into the audit life cycle.

Excess:    By December 8, 2022, achieve target plus present a data analytics roadmap to the Audit Committee, containing the milestones that identify the key stages and deliverables of the data analytics program.

H.    Maintain Internal Audit Professional Certifications by Obtaining Relevant and Appropriate CPE in Their Core and Secondary Competencies – Weight 5 percent (Certifications)

This goal is intended to ensure that the chief audit officer continues to develop the education and skills of the internal audit staff. The chief audit officer will identify areas where the internal audit department needs to improve skills or knowledge and provide staff opportunities to further their skills via interaction with third party resources, targeted training, and/or via achieving further professional certifications

Threshold:    Internal audit professional staff obtain on average 40 hours of applicable professional training in support of professional certifications and building audit- or Bank-specific skills or knowledge.

Target:    Achieve threshold plus identify skills the team needs and work with internal audit professional staff team members to include those skills in the internal audit professional staff training plans.

Excess:    Achieve target, plus attainment of four audit related professional certifications (e.g., CIA, CIDA, Certificate in Financial Services Audit, CISA, etc.).

I.    Interaction with Chief Audit Executive Peer Group – Weight 5 percent (System Participation)

This goal is designed to encourage the chief audit officer’s participation in the FHLBank System chief audit executive peer group throughout 2022. Unlike other goals, this goal only has two measures to allow payout requiring the chief audit officer to meet or exceed expectations.

Meets Expectations:    Organize the 2021 PwC evaluation for the FHLBank System and present results to the Audit Committee and the FHLBank System audit committee chair group.

Exceeds Expectations:    Organize and manage a training session for the FHLBank System audit committee chairs group meetings in 2023.

J.    Strengthen facilitative management style to empower staff to take more responsibility in the department activities; to grow their audit and business skills to enrich their roles and career growth – Weight 5 percent (Empowering Staff)

The chief audit officer shall engage internal audit staff to take on more responsibility for managing internal audits and business unit relationships, including, but not limited to, providing more opportunities to make audit scoping decisions; managing audit opening and closing meetings; taking leading roles in projects; and learning new business areas of the Bank. Unlike other goals, this goal only has two measures to allow payout requiring the chief audit officer to meet or exceed expectations.

Meets Expectations:    Ensure key internal audit team members have a meaningful development plan in connection with the Bank Talent Review by June 30, 2022.

Exceeds Expectations:    Achieve target and coordinate to have internal audit managers present to the Audit Committee two times during the year other than the presentation of the draft audit plan in December.

Table 43 - Actual Achievement under 2022 CAO ICP

Goal	Achievement Awarded
Audit Plan Achievement	Between Target and Excess
Audit Committee Responsibilities	Target
Remediation Testing	Between Target and Excess
Survey Results	Target
Technology Projects List	Excess
Assessment Methodology	Excess
Data Analytics Program	Target
Certifications	Target
System Participation	Meets Expectations
Empowering Staff	Exceeds Expectations

Incentive Opportunities under the 2022 CAO ICP

Incentive opportunities under the 2022 CAO ICP are based on the chief audit officer’s base salary at December 31, 2022 (similar to the other name executive officers, referred to as 2022 incentive salaries).

At the conclusion of 2022, the individual award under the 2022 CAO ICP was calculated based on actual goal achievement as of December 31, 2022. The participant received 50 percent of such award in a cash payment in March 2023, following non-objection by the FHFA and approval of the Audit Committee, and the remainder is to be paid as the Deferred Award after year-end 2024. Table 44 sets forth the total incentive opportunities available under the 2022 CAO ICP, including both the payment made in March 2023 and the amount deferred until after year-end 2024, expressed as percentages of the named executive officers' 2022 incentive salaries:

Table 44 - Total 2022 CAO ICP Incentive Opportunity

	Incentive Opportunity
	Threshold	Target	Excess
Chief Audit Officer	30.0%	50.0%	70.0%

2020 CAO ICP Long-Term Incentive Goals

In addition to amounts distributed under the 2022 CAO ICP, the chief audit officer will be entitled to distributions under the 2020 CAO ICP’s long-term incentive goals, of which there are two. The awarded amounts under the 2020 CAO ICP’s long-term goals will be based on the achievement level of the two goals as of December 31, 2022, and the chief audit officer’s salary as of December 31, 2020.

2020 CAO ICP Long Term Incentive Goals and Actual Achievement

1.    Continued Enhancement of Internal Audit’s Contribution to the Bank – Weight 60 percent of the amount deferred under the 2020 CAO ICP (Continued Enhancement)

This goal will be measured by the Audit Committee’s evaluation of the performance of the chief audit officer and the internal audit department’s efforts to: (a) provide quality internal audit services and value to the Audit Committee and the Bank; (b) implement the projects in the internal audit strategic plan (IASP); and (c) continuously improve internal audit processes and reporting. Topics for the Audit Committee’s consideration include Internal Audit’s performance over the period, the extent and quality of IASP projects implemented, and the implementation of continuous improvement efforts. The Audit Committee may also assess the opportunities where internal audit has tried to add value to Bank business processes via process improvement recommendations and regular interaction with Bank management as part of Bank committee involvement and special project contributions.

Based on input from the chief audit officer and Bank management, the Audit Committee will determine the award level, which may be Threshold (7 percent), Target (14 percent), Excess (21 percent), or any interpolated percentage between threshold and excess.

2.    Regulatory Results – Weight 40 percent of the amount deferred under the 2020 CAO ICP (Regulatory Results)

Threshold:    The Audit Committee may grant an award equal to fifty (50) percent of the target award if the Bank achieves a certain overall rating on the 2022 Report of Examination (ROE), but more than a certain number of subcomponents deteriorate between the 2019 ROE and the 2022 ROE.

Target:    The target award will be earned if the Bank receives a certain rating on the 2022 Report of Examination (ROE), and no more than a certain number of subcomponents deteriorate between the 2019 ROE and the 2022 ROE.

Excess:    The Audit Committee may grant an award equal to one hundred fifty (150) percent of the Target award if the Bank achieves a certain rating on the 2022 ROE and a certain number of subcomponents improve from 2019 to 2022, or if the Bank receives a certain rating on the 2022 ROE.

Table 45 - Actual Achievement under 2020 CAO ICP Long Term Goals

Goal	Achievement Awarded
Continued Enhancement	Excess
Regulatory Results	Target

Determination of Awards under the 2022 Incentive Plans

Awards for the goals under the 2022 Incentive Plans were based on actual goal achievement determined objectively at the conclusion of the year. If the result for the goal is less than the threshold level of achievement, the award for that goal is zero absent an act of discretion.

For the 2022 EIP, the levels of achievement are detailed in Table 41, with one goal not achieving threshold and there was no payout on that goal, and two goals achieving above or at the excess level of achievement with no incremental payouts for achievements above excess per plan design. The remaining annual goals were achieved at a level between the threshold and target levels of achievement.

For the 2022 CAO ICP, the levels of achievement are detailed in Table 44, with four goals achieving target, two goals achieving excess, one goal achieving meets expectations, and one goal achieving exceeds expectations. The remaining 2022 CAO ICP goals were achieved at a level between target and excess.

In administering the 2022 EIP, as with prior EIPs, the Compensation Committee, and the Audit Committee as it relates to the 2022 CAO ICP, determined that participants would receive an interpolated award for having exceeded threshold levels for the 2022 EIP and exceeding target levels for the for 2022 CAO ICP. In such instances, the award for each goal would be calculated according to the following formula:

Award for Each Goal	=	Goal Weight	X	Incentive Opportunity for Level of Achievement or Interpolated Level of Achievement	X	2022 Incentive Salary
Our staff calculated the named executive officers' awards under the 2022 Incentive Plans goals, in accordance with actual year- end results and the foregoing formulas. The Compensation Committee discussed recommendations from Mr. Barrett and adopted the recommendations and staff calculations.

Based on those calculations and recommendations, the combined incentive awards under the 2022 Incentive Plans were calculated, by goal, as follows:

Table 46 - Total 2022 Incentive Awards as Calculated by Goal

Participant	Core Return on Capital Stock	Insurance Member Advances Outstanding	Member Product Utilization	Diversity, Equity & Inclusion	Operational Efficiency	CAO ICP(1)	Total Award	Deferred Amount
Mr. Barrett	$304,500	$—	$130,500	$65,250	$102,950	N/A	$603,200	$301,600
Mr. Nitkiewicz	133,534	—	57,229	27,252	40,696	N/A	258,711	129,355
Mr. Chase	N/A	N/A	N/A	N/A	N/A	$183,543	183,543	91,772
Mr. Gale	76,526	—	32,797	15,618	23,322	N/A	148,263	74,131
Mr. McRae	83,483	—	35,778	17,037	25,442	N/A	161,740	80,870
_______________________
(1)    The 2022 CAO ICP payout consists of the following payouts by goal: the audit plan achievement goal at $89,112; the audit committee responsibilities goal at $14,778; the remediation testing goal at $9,901; the survey results goal at $7,389; the internal audit department goals, which consists of the technology projects list goal, the assessment methodology list goal, the data analytics goal, and the certifications goal, at $44,630; and the chief audit officer independent goal, which consists of the system participation goal and the empowering staff goal, at $17,733.

The named executive officers received 50 percent of the total 2022 Incentive Plans award (i.e. 50 percent of the “total award” in Table 46) in a cash payment in March 2023, following approval of the Compensation Committee, or the Audit Committee in the case of the chief audit officer, and non-objection by the FHFA. The remainder of the total award (i.e. the “deferred amount” in Table 46) was deferred and will be paid after year-end 2024, in an amount equal to the Deferred Award, subject to certain forfeiture provisions as explained in Additional Conditions to Deferred Awards.

Additional Conditions to Deferred Awards

Deferred Awards are subject to the following conditions:

•Participants must be employed by us on the payment date in 2025 to receive the Deferred Awards, although participants that terminate employment by reason of death or disability or who are eligible to retire prior to that date may receive payment of the award in certain instances, as detailed in the 2022 Incentive Plans.
•Subject to the discretion of the Compensation Committee, or the Audit Committee in the case of the chief audit officer, the Deferred Awards may be reduced (but not to a number that is less than zero) for some or all participants, as applicable, if, during calendar years 2023 and/or 2024, any of the following occurs such that if it had occurred prior to the year-end 2022 calculations, it would have negatively impacted the goal results and reduced the associated payout calculation:
▪operational errors or omissions result in material revisions to our 2022 financial results, information submitted to the FHFA, or data used to determine the total award at year-end 2022;
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
•Payment of the Deferred Awards is subject to the final approval of the Compensation Committee, or, in the case of the 2022 CAO ICP, the Audit Committee, and review and non- objection by the FHFA (to the extent required by the FHFA).

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

We are implementing changes to our retirement and deferred compensation plans that the Compensation Committee believes will continue to keep our total rewards package competitive, particularly compared with labor market competitors. Employees hired on or after January 1, 2021, are ineligible to participate in the Pentegra Defined Benefit Plan, and on January 1, 2024, future benefit accruals under the plan will cease for all employees, including the named executive officers. Additionally, employees hired on or after January 1, 2021, are ineligible to participate in the Pension BEP, and further benefit accruals will cease on January 1, 2024 for all employees, including the named executive officers. The Pentegra Defined Contribution Plan was amended to add, subject to certain limitations of the Internal Revenue Code, a non-elective, non-matching contribution from the Bank of six percent (6%) of each eligible employee’s salary for employees who are ineligible to accrue benefits under the Pentegra Defined Benefit Plan, either because they were hired on or after January 1, 2021, or because benefit accruals under that plan will have ceased on January 1, 2024.

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

Potential Payments upon Termination or Change in Control

Employment Agreement with Mr. Barrett

We entered into an employment agreement with Mr. Barrett, effective as of December 1, 2021 (the Employment Agreement). The board of directors determined that having the employment agreement in place would be an effective tool to recruit and retain Mr. Barrett as the president and chief executive officer. The Employment Agreement has an initial term of three years and subsequently renews for one-year periods unless either party elects to not renew. Under the Employment Agreement, Mr. Barrett is provided access to a Bank-owned or -leased vehicle at a cost not to exceed $900 per month and a reserved parking space at a location convenient to the Bank’s headquarters. In January 2022, the Bank entered into a three-year lease for a vehicle for Mr. Barrett’s use, with such lease including an approximately $16,500 down payment, plus taxes and fees, and $865 monthly payments. Also, under the Employment Agreement, Mr. Barrett is entitled to participate in all incentive, savings, and retirement plans and programs available to senior executives at the Bank. Also, under the Employment Agreement, Mr. Barrett’s employment may be terminated by the Bank with or without “cause”, as therein defined, or by Mr. Barrett with or without “good reason” as therein defined with severance payable to Mr. Barrett upon termination by the Bank without “cause”

or resignation by Mr. Barrett with “good reason.” These severance benefits for Mr. Barrett are discussed below under Post- termination Payments.

Employment Status and Severance Policy

Pursuant to the FHLBank Act, our employees, including the named executive officers as of December 31, 2022, are "at will" employees. Each may resign his or her employment at any time, and we may terminate his or her employment at any time for any reason or no reason, with or without cause, and with or without notice. Under our severance policy, all regular full- and part-time employees who work at least 1,000 hours per year whose employment is terminated involuntarily for reasons other than "cause," (as determined by us at our sole discretion), are provided with severance packages reflecting their status in the organization and tenure. Severance packages for employees leaving by mutual agreement or terminated for cause is at our sole discretion, provided that such severance shall not exceed that paid to employees terminated involuntarily for reasons other than cause. The severance policy does not constitute a contractual relationship between the Bank and the named executive officers, and we reserve the right to modify, revoke, suspend, terminate, or change the severance policy at any time without notice.

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

FHFA Oversight of Executive Compensation

The FHFA provides certain oversight of FHLBank executive officer compensation. Section 1113 of the Housing and Economic Recovery Act requires that the Director of the FHFA prohibit an FHLBank from paying compensation to its executive officers that is not reasonable and comparable to that paid for employment in similar businesses involving similar duties and responsibilities. In connection with this responsibility, the FHFA has issued final rules on executive compensation and golden parachute payments, which provide for oversight of such compensation and payments. In addition to those rules, the FHFA has issued an advisory bulletin on principles for FHLBank executive compensation together with other guidance and certain protocols for the review of proposed FHLBank compensation actions. We await express non-objection from the FHFA to any proposed award of compensation to our named executive officers prior to making any such award. The FHFA could issue additional rules, advisory bulletins, review protocols, and/or additional guidance that could further impact named executive officer compensation.

Compensation Tables

The following table and accompanying footnotes set forth all compensation attributed to our named executive officers for the years ended December 31, 2022, 2021, and 2020, which for the years ended 2021 and 2022 includes the total 2021 EIP – the incentive plan for 2021 structure, including deferred amounts, and different goals and weights as the 2022 EIP – and 2022 EIP incentive award, including deferred amounts. For the 2021 EIP and 2022 EIP, the Bank replaced long term goals and related long term awards, as included in the 2020 EIP, with a deferred award whereby participants, including the named executive officers, received 50 percent of the award in March of the following year and the remainder is deferred and is to be paid in an amount equal to the Deferred Award after year end two years later, with the 2021 EIP and 2022 EIP paying in March 2024 and March 2025, respectively. Unlike long term awards under the 2020 EIP, the deferred portion of the 2021 EIP and 2022 EIP award is recognized in Table 47 as part of the “non-equity incentive plan compensation short term,” although this amount has not yet been paid to the named executive officers. The effect of this deferred amount on named executive officer compensation disclosed in the following table is more fully described in footnote 1 to Table 47.

Table 47 - Summary Compensation for 2022, 2021 and 2020

Name and Principal Position (1)(2)	Year	Salary(3)		Bonus(4)	Non-equity Incentive Plan Compensation Short-Term(5)(6)		Non-equity Incentive Plan Compensation Long-Term(6)(7)		Change in Pension Value and Nonqualified Deferred Compensation Earnings(8)(9)	All Other Compensation (10)	Total
Timothy J. Barrett	2022	$870,000		$—	$603,200		$113,577		$336,000	$86,835	$2,009,612
President and Chief Executive Officer	2021	441,864	[11]	—	371,456	[12]	96,642		175,000	38,740	1,123,702
	2020	393,822		713	89,673		106,455		534,000	39,354	1,164,017

Frank Nitkiewicz	2022	454,198		—	258,711		122,084		—	48,081	883,074
Executive Vice President, Chief Operating Officer and Chief Financial Officer	2021	430,136		2,111	230,801		103,880		—	45,754	812,682
	2020	423,317		—	96,389		120,862		1,567,000	49,539	2,257,107

Brian S. Chase	2022	295,561		—	183,543		64,541		—	25,487	569,132
Senior Vice President, Chief Audit Officer

Barry F. Gale	2022	312,351		—	148,263		83,957		—	27,556	572,127
Senior Vice President, Chief Human Resources Officer and Office of Minority and Women Inclusion Director	2021	295,804		—	158,722		67,217		122,000	26,166	669,909

Sean R. McRae	2022	340,745		—	161,740		94,257		—	30,614	627,356
Senior Vice President and Chief Information Officer	2021	332,092		—	178,193		80,202		89,000	30,020	709,507
	2020	326,828		—	74,418		293,045	[13]	401,000	33,369	1,128,660
_______________________
(1)With the approval of the Compensation Committee and the non-objection of the FHFA, the Bank implemented the 2021 EIP and 2022 EIP, which provide for a current payment of 50 percent and deferral of 50 percent of the incentive compensation earned, rather than splitting the incentive compensation earned into a short-term award paid currently (50 percent) and a long-term award (50 percent) that was subject to the achievement of separate long-term goals, as provided in the 2020 EIP. Although the Deferred Award under the 2021 EIP and 2022 EIP is not payable to the named executive officers until after year end 2023 and 2024, respectively, the amount deferred is reported as non-equity incentive compensation (short term) in the respective year. At the same time, the long-term award under the 2020 EIP is reported as non-equity incentive compensation (long term) in 2022, because it was paid in March 2023 and not previously required to be reported in 2019 as it was subject to the achievement of long-term goals. The 2022 CAO ICP is similarly affected by the inclusion of “deferred amounts” as approved by the Audit Committee and the non-objection of the FHFA. The impact of the deferred amount under and 2022 Incentive Plans on the named executive officers’ “total compensation”, which our Compensation Committee determined was a meaningful analysis, in the above table is set forth in the following table:

Name	Salary	Bonus	Non-equity Incentive Plan Compensation Short-Term	Non-equity Incentive Plan Compensation Long-Term	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
Timothy J. Barrett
Excluding deferred amount	$870,000	$—	$301,600	$113,577	$336,000	$86,835	$1,708,012
Impact of deferred amount	—	—	301,600	—	—	—	301,600
Total	$870,000	$—	$603,200	$113,577	$336,000	$86,835	$2,009,612

Frank Nitkiewicz
Excluding deferred amount	$454,198	$—	$129,356	$122,084	$—	$48,081	$753,719
Impact of deferred amount	—	—	129,355	—	—	—	129,355
Total	$454,198	$—	$258,711	$122,084	$—	$48,081	$883,074

Brian S. Chase
Excluding deferred amount	$295,561	$—	$91,772	$64,541	$—	$25,487	$477,361
Impact of deferred amount	—	—	91,771	—	—	—	91,771
Total	$295,561	$—	$183,543	$64,541	$—	$25,487	$569,132

Barry F. Gale
Excluding deferred amount	$312,351	$—	$74,132	$83,957	$—	$27,556	$497,996
Impact of deferred amount	—	—	74,131	—	—	—	74,131
Total	$312,351	$—	$148,263	$83,957	$—	$27,556	$572,127

Sean R. McRae
Excluding deferred amount	$340,745	$—	$80,870	$94,257	$—	$30,614	$546,486
Impact of deferred amount	—	—	80,870	—	—	—	80,870
Total	$340,745	$—	$161,740	$94,257	$—	$30,614	$627,356

(2)Similar to the deferred amounts detailed for the 2022 EIP, the impact of the deferred amount on the named executive officers’ 2021 “total compensation”, which our Compensation Committee determined was a meaningful analysis, in the above table is set forth in the following table, excluding Mr. Chase who was not a named executive officer for 2021:

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

(3)Amounts shown are not reduced to reflect the named executive officers' elections, if any, to defer receipt of salary into the Pentegra Defined Contribution Plan or the Thrift BEP. Amounts reflect adjustments to annual base salaries resulting from our biweekly payroll schedule in which employees, including the named executive officers, earn additional days of salary if the actual number of business days in the year exceeds 260.
(4)In 2021 Mr. Nitkiewicz received an additional bonus of $2,111 as a cash award for 30 years of service. The amount of these service awards is the same as would have been paid to any employee who completed the same number of years of service. In 2020 Mr. Barrett received an additional bonus of $713 as a cash award for 10 years of service.
(5)The amounts for 2021 and 2022 reflect the total awards paid or deferred under the 2021 EIP, 2022 EIP and, for the chief audit officer, the 2022 CAO ICP, for services performed during the year ended December 31, 2021 and 2022, respectively, with 50 percent of that award paid in March 2022 and March 2023, respectively, and the remainder to be paid after year-end 2023 and 2024 in an amount equal to that year’s Deferred Award, subject to satisfaction of certain qualifiers detailed in Additional Conditions to Deferred Awards. The amounts for 2020 represent the short-term awards paid under the 2020 EIP during 2021 in respect of service performed in 2020. The 2020 EIP and 2020 CAO ICP included long-term awards (subject to achievement of long-term goals) in lieu of a Deferred Award.
(6)In accordance with FHFA guidance, maximum total incentive opportunity, inclusive of annual and long-term awards, to be paid in a plan year cannot exceed 100% of the plan year’s base salary.
(7)Amounts for 2022 represent amounts earned under the 2020 EIP for satisfying a level of achievement between target and excess at December 31, 2022, a long-term goal based on our pre-assessment core return on capital stock (as such term is defined in the 2020 EIP and referred to in this report as the 2020 EIP core return on capital stock), which is explained further below in this footnote.
The 2020 EIP core return on capital stock is a measure of return on capital stock that excludes or adjusts the timing of recognition of the impact of AHP expenses, expenses of the HHNE and JNE initiatives and other voluntary contributions to the AHP, interest expense on mandatorily redeemable capital stock, gains (losses) on debt retirement, net prepayment fees, net unrealized gains (or losses) attributable to changes in fair value, provision for credit losses on private-label MBS, gains from the accretion of prior other-than-temporary impairment credit losses due to improvements in projected private-label MBS performance, net gains on sales of private-label MBS, private-label MBS litigation settlement income, and unbudgeted voluntary pension contributions. In addition, with the approval of the board of directors, we also adjusted the calculation of core return on capital stock by including the imputed amortization of net premiums on investments classified as trading securities and the net amount cumulatively budgeted between 2019 and 2021 for excise taxes on excess executive compensation in the event that a refund for amounts previously paid is received during 2022. The difference between GAAP return on capital stock and this measure of return on capital stock is that GAAP return on capital stock does not provide for the adjustments described above, and core return on capital stock includes shares classified as mandatorily redeemable capital stock. Achievement of this goal was subject to compliance with our VaR and duration of equity limits for at least 10 of the 12 months of the year. We complied with these limits.
(8)The amounts shown reflect the actuarial increase/decrease in the present value of the named executive officer's benefits under all pension plans established by us determined using interest-rate and mortality-rate assumptions consistent with those used in our financial statements. No amount of above market earnings on nonqualified deferred compensation is reported because above market rates are not possible under the Thrift BEP, the only such plan that we offer.
(9)The change in pension values under the Pentegra Defined Benefit Plan and Pension BEP for all named executive officers except for Mr. Barrett decreased in 2022. The 2022 decreases were for Mr. Nitkiewicz $1,927,000, Mr. Chase $181,000, Mr. Gale $136,000, and Mr. McRae $278,000. In accordance with SEC guidance, the amounts reported in the table are $0. In 2021, Mr. Nitkiewicz’s change in pension value was also negative, decreasing by $281,000.
(10)See Table 48 - Other Compensation for amounts, which include our match on employee contributions to the Thrift BEP and the Pentegra Defined Contribution Plan, insurance premiums paid by us with respect to supplemental life insurance and perquisites.
(11)Mr. Barrett’s base salary reflects his service as the Bank’s executive vice president and treasurer through November 30, 2021, at the base salary of $398,633, and his service as the Bank’s president and chief executive officer as of December 1, 2021, at the base salary of $870,000.
(12)Reflecting his efforts in the leadership transition following the board of directors' August 2021 selection of Mr. Barrett as the Bank’s next president and chief executive officer, the Compensation Committee awarded Mr. Barrett a prorated 2021 incentive award based on (a) his salary and award opportunity as executive vice president and treasurer through August 31, 2021, and (b) his salary and award opportunity as if his tenure as president and chief executive officer had commenced on September 1, 2021, through December 31, 2021.
(13)The 2020 non-equity incentive plan compensation long-term amount reflects the sum of Mr. McRae’s long-term award of $93,045 and additional award of $200,000. We had a performance award agreement with Mr. McRae that we entered in January 2018, for which he was paid an additional $200,000 in March 2021 for performance in the years 2018 to 2020. Our board of directors had determined that having the performance award agreement in place would be an incentive tool for Mr. McRae to ensure the effective and timely execution of key Bank technology strategic initiatives. The agreement provided us continuity of leadership and Mr. McRae’s expertise in, among other things, completing prioritized initiatives for the modernization and development of a strategic technology plan for implementation following the completion of the initial multi-year strategy. Payment was subject to the president’s discretion and approval of the board of directors, which was received. It was also conditioned on Mr. McRae’s being an active employee through the payment date in March 2021.

Table 48 - Other Compensation

Name	Year	Contributions to Defined Contribution Plans(1)	Insurance Premiums	Perquisites(2)	Total
Timothy J. Barrett	2022	$69,258	$—	$17,577	$86,835
	2021	38,740	—	—	38,740
	2020	39,354	—	—	39,354

Frank Nitkiewicz	2022	40,438	7,643	—	48,081
	2021	38,756	6,998	—	45,754
	2020	43,024	6,515	—	49,539

Brian S. Chase	2022	25,487	—	—	25,487

Barry F. Gale	2022	27,556	—	—	27,556
	2021	26,166	—	—	26,166

Sean R. McRae	2022	30,614	—	—	30,614
	2021	30,020	—	—	30,020
	2020	33,369	—	—	33,369
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
Participant deferrals are limited on an annual basis by Internal Revenue Code (IRC) rules. For 2022, the maximum elective deferral amount was $20,500 (or $27,000 per year for participants who attain or exceed age 50 in 2022), and the maximum matching contribution under the terms of the Pentegra Defined Contribution Plan was $18,300 (3 percent multiplied by two multiplied by the $305,000 IRC compensation limit).
A description of the Thrift BEP follows Table 51 - Nonqualified Deferred Compensation.
See Retirement and Deferred Compensation Plans above for a description of changes we are making to the Pentegra Defined Contribution Plan and the Thrift BEP.
(2)    Amounts for Mr. Barrett include the following perquisites: personal use of a Bank-owned vehicle, parking, and spousal travel expenses.

The following table shows the potential payouts for our non-equity incentive plan awards under the 2022 Incentive Plans, for our named executive officers:

Table 49 - Grants of Plan-Based Awards for Fiscal Year 2022

			Estimated Possible Payouts Under Non-equity Incentive Plan Awards (1)
Name	2022 EIP Award	Payout Date	Threshold	Target	Excess
Mr. Barrett	Year-end Award	March 2023	$217,500	$326,250	$435,000
	Deferred Amount	After December 31, 2024	217,500	326,250	435,000
Mr. Nitkiewicz	Year-end Award	March 2023	81,756	136,259	190,763
	Deferred Amount	After December 31, 2024	81,756	136,259	190,763
Mr. Chase	Year-end Award	March 2023	44,334	73,890	103,446
	Deferred Amount	After December 31, 2024	44,334	73,890	103,446
Mr. Gale	Year-end Award	March 2023	46,853	78,088	109,323
	Deferred Amount	After December 31, 2024	46,853	78,088	109,323
Mr. McRae	Year-end Award	March 2023	51,112	85,186	119,261
	Deferred Amount	After December 31, 2024	51,112	85,186	119,261
______________________
(1)    The estimated payouts for the Year-end Award and Deferred Amount each represent 50 percent of the total awards under the 2022 Incentive Plans that could have been earned by the respective named executive officer for 2022. The actual amounts awarded are reflected in Table 47 - Summary Compensation for 2022, 2021 and 2020. See Executive Incentive Plan above for further discussion of performance goals and plan payouts.

Retirement Plans

Table 50 - Pension Benefits

Name	Plan Name	No. of Years of Credited Service(1)	Present Value of Accumulated Benefit(2)	Payments During Year Ended December 31, 2022
Timothy J. Barrett	Pentegra Defined Benefit Plan	11.17	$827,000	$—
	Pension BEP	12.17	1,672,000	—
Frank Nitkiewicz	Pentegra Defined Benefit Plan	30.83	2,242,000	—
	Pension BEP	31.83	3,820,000	—
Brian S. Chase	Pentegra Defined Benefit Plan	7.50	400,000	—
	Pension BEP	8.50	284,000	—
Barry F. Gale	Pentegra Defined Benefit Plan	8.67	644,000	—
	Pension BEP	9.67	479,000	—
Sean R. McRae	Pentegra Defined Benefit Plan	7.67	444,000	—
	Pension BEP	8.67	529,000	—
_______________________
(1)Equals number of years of credited service as of December 31, 2022.
(2)    See Part II — Item 8 — Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 14 — Employee Retirement Plans for a description of valuation methods and assumptions.

Although we are in the process of making changes to our retirement benefits, we have participated in the Pentegra Defined Benefit Plan to provide retirement benefits for eligible employees, including the named executive officers. As discussed in — Retirement and Deferred Compensation Plans, employees hired on or after January 1, 2021, are ineligible to participate in the Pentegra Defined Benefit Plan, and on January 1, 2024, future benefit accruals under the plan will cease for all employees, including the named executive officers. Employees hired prior to January 1, 2021, become eligible to participate in the Pentegra Defined Benefit Plan the first day of the month following satisfaction of our waiting period, which is one year of service with us. The Pentegra Defined Benefit Plan excludes hourly paid employees, flex staff, and short-term employees from participation. Participants are 20 percent vested in their retirement benefit after the completion of two years of employment and vest at an additional 20 percent per year thereafter until they are fully vested after the completion of six years of employment. Participants who have reached age 65 are automatically 100 percent vested, regardless of completed years of employment. All of the named executive officers are participants in the Pentegra Defined Benefit Plan and are 100 percent vested in their benefits pursuant to the plan's provisions.

Benefits under the Pentegra Defined Benefit Plan are based on the participant's years of service and earnings, defined as base salary excluding the participant's voluntary contribution to the Thrift BEP, subject to the applicable U.S. IRC limits on annual earnings ($305,000 for 2022). In general, participants' benefits are calculated as 2.00 percent multiplied by the participant's years of benefit service multiplied by the high three-year average salary. Annual benefits provided under the plan are subject to IRC limits, which vary by age and benefit option selected. The regular form of benefit is a straight life annuity with a 12 times initial death benefit feature. Lump sum and other additional payout options are also available. Participants are eligible for a lump sum option beginning at age 45. Benefits are payable in the event of retirement, death, disability, or termination of employment if vested. Normal retirement is age 65, but a participant may elect early retirement as early as age 45. However, if a participant elects early retirement, the normal retirement benefit is reduced by an early retirement factor based on the participant's age when beginning early retirement. If the sum of the participant's age and vesting service at the time of termination of employment is at least 70, that is, the "Rule of 70," the benefit is reduced by an early retirement factor of one and a half percent per year for each year that payments commence before age 65. If age and vesting service do not equal at least 70, the benefit is reduced by a higher early retirement factor.

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
•recognizing the participant's full tenure with us or any other employer participating in the Pentegra Defined Benefit Plan from initial date of employment to the date of membership in the Pentegra Defined Benefit Plan, for each named executive officer who was a participant before January 1, 2009, and for all other participants, recognizing only the participant's years of service with us from initial date of employment with us, but disregarding prior service of participants who were re- employed by us and received a full distribution of the Pension BEP benefit at the time of termination;
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

As discussed in — Retirement and Deferred Compensation Plans, employees hired on or after January 1, 2021, are ineligible to participate in the Pension BEP, and further benefit accruals will cease on January 1, 2024, for all employees, including the named executive officers. Total benefits payable under both the Pentegra Defined Benefit Plan and the Pension BEP are subject to an overall maximum annual benefit amount not to exceed a specified percentage of high three-year average salary as applicable as follows: Mr. Barrett, 80 percent as president; Mr. Nitkiewicz, 70 percent as executive vice president; and Mr. Chase, Mr. Gale, and Mr. McRae, 65 percent as senior vice presidents. Our only named executive officer that has reached the maximum annual benefit amount is Mr. Nitkiewicz. All benefits payable under the Pension BEP are paid solely from either our general assets or from assets held in a rabbi trust subject to the claims of our creditors in the event of the Bank's insolvency. The Pension BEP requires that we contribute at least annually to any rabbi trust so established an amount to fund participant benefits on a plan termination basis and anticipated administrative, trust and investment advisory expenses that may be paid by the trust over the next 12 months. Retirement benefits from the Pentegra Defined Benefit Plan and the Pension BEP are not subject to any offset provision for Social Security benefits. See — Retirement and Deferred Compensation Plans for a description of changes we are making to the Pentegra Defined Benefit Plan and the Pension BEP.

Nonqualified Deferred Compensation

Table 51 - Nonqualified Deferred Compensation

Name	Executive Contributions in Year Ended December 31, 2022(1)	Our Contributions in Year Ended December 31, 2022(2)	Aggregate Earnings in Year Ended December 31, 2022	Aggregate Withdrawals/ Distributions	Aggregate Balance at December 31, 2022
Timothy J. Barrett	$34,571	$50,958	$(8,586)	$—	$372,728
Frank Nitkiewicz	25,920	22,138	(219,992)	—	799,755
Brian S. Chase	8,366	8,190	(39,526)	—	318,029
Barry F. Gale	13,778	9,357	(19,493)	—	155,954
Sean R. McRae	15,307	15,348	(41,727)	—	236,691
_______________________
(1)Amounts are also reported as salary in Table 47 - Summary Compensation for 2022, 2021 and 2020.
(2)Amounts are also reported as contributions to defined contribution plans in Table 48 - Other Compensation.

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

Post-termination Payments

The following is a discussion of the policies and arrangements to which a named executive officer becomes subject upon certain termination events, with or without a change in control of the Bank. During 2022, all named executive officers were covered by the Bank’s severance policy and, with the exception of Mr. Chase, the Federal Home Loan Bank of Boston Executive Change in Control Severance Plan (Executive Severance Plan). In addition, Mr. Barrett is covered by an employment agreement. The severance policy, Executive Severance Plan and Mr. Barrett’s employment agreement are also discussed above in “Potential Payments upon Termination or Change in Control.” The Bank’s EIPs provide for payment to executives who are employed on the payment date and, subject to recommendation by our president and chief executive officer and review and approval by the Compensation Committee, or, in the case of the chief audit officer, the Audit Committee, and the FHFA, whose employment has terminated prior to the payment date for death, disability or retirement. The terms cause, change in control, good reason, disability, retirement, and qualifying termination are defined in the respective policy, plan or agreement, as applicable.

Severance Policy

As chief executive officer, Mr. Barrett is eligible for 12 months of base pay under the severance policy. As executive officers, Mr. Nitkiewicz, Mr. Chase, Mr. Gale, and Mr. McRae are eligible for a minimum of six months and a maximum of 12 months of base pay under the severance policy, depending on their tenure of employment. Severance payable to the executives, with the exception of Mr. Chase, in connection with a change in control is discussed in the Executive Severance Plan section below. All severance packages under the severance policy for executive officers, including the named executive officers, must have the approval of the chief executive officer and the Compensation Committee, and may also require the approval of the FHFA, prior to making any award under the severance policy.

Under our severance policy and based on status in the organization and tenure, for Mr. Nitkiewicz, the payment amount is equal to approximately twelve months' base salary, for Mr. Gale and Mr. McRae, the payment is equal to approximately nine months’ base salary, and, for Mr. Chase, the payment amount is equal to approximately eight months’ base salary, all based on annual salary in effect on December 31, 2022.

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

Executive Severance Plan

We maintain an Executive Severance Plan that provides certain payments and benefits in the event of a qualifying termination following a change in control. The Executive Severance Plan applies to employees or officers who are designated by the Bank’s board of directors as participants and who execute a participation agreement in which the participants agree to certain protective covenants including a non-solicitation agreement. The Bank’s board designated Mr. Barrett, Mr. Nitkiewicz, Mr. McRae, and Mr. Gale, in addition to certain other executive officers, as participants in the Executive Severance Plan and these officers all executed participation agreements. If a participant is eligible for severance benefits under the Executive Severance Plan and also for similar benefits under any other Bank plan, program, arrangement or agreement, the severance benefits under the Executive Severance Plan will be reduced on a dollar for dollar basis for the severance benefits available under such other plan, program, arrangement or agreement.

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

The severance payments and benefits to which the participant would be entitled include:

•Mr. Barrett would receive a cash payment equal to 2.99 times the sum of (i) the greater of his annual base salary determined at the time of the qualifying termination or 180 days prior to the change in control, and (ii) his long- and short- term incentive awards, calculated at target, for the year in which the qualifying termination of employment occurs.
•The other named executive officers participating in the Executive Severance Plan would receive a cash payment equal to 2.00 times the sum of (i) the greater of their annual base salary determined at the time of the qualifying termination or 180 days prior to the change in control, and (ii) their long- and short-term incentive awards, calculated at target, for the year in which the qualifying termination of employment occurs.
•The named executive officers participating in the Executive Severance Plan would receive a lump sum cash payment equal to the amount that would have been payable pursuant to their annual incentive compensation award for the year in which the date of a qualifying termination occurs based on actual Bank performance, prorated based on the number of days the participant was employed that year.
•Participants would receive a lump sum cash payment for outplacement assistance in the amount of $25,000 for Mr. Barrett and $15,000 for the other named executive officers.
•Mr. Barrett would receive a lump sum cash payment equivalent to the Bank’s cost to maintain his health insurance coverage for 24 months, and the other named executive officers participating in the Executive Severance Plan would each receive a lump sum cash payment equivalent to the Bank’s cost to maintain their health insurance coverage for 18 months.

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

Executive Incentive Plan

Under the 2022, 2021, and 2020 Executive Incentive Plans, the named executive officers must be employed by the Bank on the payment date of an incentive award in order to be paid such award. Subject to recommendation of our president and chief executive officer, approval of the Compensation Committee, and review of the FHFA, if required, if a named executive officer’s employment had terminated in 2022 for death or disability or after becoming retirement-eligible and providing a minimum of six months' advance notice to the Bank, such officer may be paid: (i) a pro-rata portion of the 2022 award if they completed six months of service during 2022, and (ii) a 2020 long-term award, with such awards to be paid at the same time they would have been paid if the executive’s employment had not terminated; and (iii) the deferred amount under the 2021 EIP, with such award to be paid at the same time they would have been paid if the executive’s employment had not terminated. To be retirement-eligible, a named executive officer must be either eligible for normal retirement or satisfy the Rule of 70 (counting only service earned with the FHLBank System) under the Pentegra Defined Benefit Plan.

Potential Payments Upon Termination

The table below shows amounts triggered upon the termination events identified below for the named executive officers assuming a termination of employment and, as applicable, a change in control as of the close of business on December 31, 2022, and does not include amounts that are not payable or otherwise forfeited upon a for cause termination or certain non- retirement terminations. In these circumstances, other than legally required amounts such as accrued salary, no additional amounts would be payable and rights to incentive or deferred compensation would be forfeited. The amounts listed below also do not include payments from the Thrift BEP or the Pension BEP. Amounts payable from the Pension BEP may be found in

Table 50 - Pension Benefits. Account balances for the Thrift BEP may be found in Table 51 - Nonqualified Deferred Compensation.

Table 52 - Cash Payments on Termination

	Severance	Incentive Compensation(4)(5)	All Other Compensation(6)	Total Post Termination Payment & Benefit Value
Timothy J. Barrett
Bank initiated (not for cause) termination of employee without a change in control(1)	$870,000	$967,566	$20,554	$1,858,120
Bank initiated (not for cause) termination of employee or good reason termination by employee due to change in control(2)(3)	4,552,275	967,566	66,108	5,585,949
Retirement	—	967,566	—	967,566
Death and Disability	—	967,566	—	967,566
Frank Nitkiewicz
Bank initiated (not for cause) termination of employee without a change in control(1)	454,198	536,619	—	990,817
Bank initiated (not for cause) termination of employee or good reason termination by employee due to change in control(3)	1,453,433	536,619	45,831	2,035,883
Retirement	—	536,619	—	536,619
Death and Disability	—	536,619	—	536,619
Brian S. Chase
Bank initiated (not for cause) termination of employee without a change in control(1)	204,837	—	—	204,837
Bank initiated (not for cause) termination of employee or good reason termination by employee due to change in control(7)	204,837	—	—	204,837
Retirement	—	—	—	—
Death and Disability	—	298,407	—	298,407
Barry F. Gale
Bank initiated (not for cause) termination of employee without a change in control(1)	245,306	339,381	—	584,687
Bank initiated (not for cause) termination of employee or good reason termination by employee due to change in control(3)	937,053	339,381	45,831	1,322,265
Retirement	—	339,381	—	339,381
Death and Disability	—	339,381	—	339,381
Sean R. McRae
Bank initiated (not for cause) termination of employee without a change in control(1)	241,681	—	—	241,681
Bank initiated (not for cause) termination of employee or good reason termination by employee due to change in control(3)	1,022,235	80,870	54,178	1,157,283
Retirement	—	—	—	—
Death and Disability	—	376,303	—	376,303
_______________________
(1)    Under our severance policy and based on status in the organization and tenure for Mr. Barrett and Mr. Nitkiewicz the “Severance” amount payable is equal to 12 months' base salary for Mr. Gale and Mr. McRae the amount payable is equal to approximately nine months’ base salary, and, for Mr. Chase, the amount payable is equal to approximately eight months’ base salary all based on annual salary in effect on December 31, 2022.
(2)    The aggregate amount due to Mr. Barrett under his Employment Agreement and the Executive Severance Plan, assuming a December 31, 2022 termination, would have been subject to the change in control excise tax under Section 4999 of the Code. However, the amount actually payable to Mr. Barrett would not have been limited to the 280G safe harbor level, as doing so would not have resulted in a higher after-tax payment. No tax gross-up payments would apply.
(3)    “Severance” payments for involuntary termination without cause due to a change in control or for a resignation for good reason due to a change in control that are made under our Executive Severance Plan are in lieu of, not in addition to, the severance benefit payments under our severance policy or, for Mr. Barrett, his employment agreement. Amounts shown for

“Severance” payable under the Executive Severance Plan are a multiple, 2.99 for Mr. Barrett and 2.00 for the other named executive officers, of the total of (i) base salary in effect on December 31, 2022 and (ii) target incentive awards under our 2022 EIP. Mr. Nitkiewicz, Mr. Gale, and Mr. McRae would not have been subject to the change in control excise tax under Section 4999 of the IRC. In no event would tax gross-up payments apply.
(4)    Because Mr. Barrett, Mr. Nitkiewicz, and Mr. Gale were retirement-eligible as of December 31, 2022, amounts shown for incentive compensation payable to them under each of the applicable termination scenarios in the table includes such officers’ total incentive award earned as of December 31, 2022, and long-term incentive compensation awards under the 2020 EIPs and deferred award under the 2021 EIPs. All of such award is also included in the row entitled “Death and Disability” for Mr. McRae and Mr. Chase. However, because Mr. McRae and Mr. Chase were not retirement-eligible as of December 31, 2022, they would not have been entitled to any incentive compensation upon retirement, or upon a Bank- initiated (not for cause) termination without a change in control. Upon a Bank-initiated (not for cause) termination or good reason termination by employee due to change in control, Mr. McRae would have been entitled to incentive compensation equal to 50 percent of the total incentive award earned as of December 31, 2022, and not any deferred amounts under the 2022 and 2021 EIPs or long-term award under the 2020 EIP.
(5)    Long-term incentive awards under the 2020 EIP and 2020 CAO ICP are the actual awards that were paid in March 2023.
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
(7)    Mr. Chase is not a participant in the executive severance plan.

Pay Ratio

For the year ended December 31, 2022, the ratio of the annual total compensation of our chief executive officer to the annual total compensation of our median employee (the Median Employee, identified in the manner described below) is 14:1. To determine this ratio, total compensation of the Median Employee for 2022 was calculated in the same manner as total compensation of our chief executive officer as of December 31, 2022 (Mr. Barrett) as presented in Table 47 - Summary Compensation for 2022, 2021, and 2020. For 2022, this includes both (i) the entire award under the 2022 EIP, although 50 percent of that award is deferred and will not be paid until after year end 2024, respectively, and (ii) the long term award under the 2020 EIP, which was paid in March 2023.

As noted in footnote 1 to Table 47 - Summary Compensation for 2022, 2021, and 2020, our Compensation Committee believes it is also helpful to view 2022 compensation of our named executive officers excluding the amount deferred under the 2022 EIP. Under this approach, the ratio of the annual total compensation of our chief executive officer to the Median Employee would be 12:1. We believe that this ratio is more comparable to the ratios we have disclosed in prior years, because previously, only the long-term award under a prior year’s EIP was included in the president and chief executive officer’s compensation. The change from the prior EIP structure resulted in the inclusion in 2022 compensation of both the long-term award under the 2020 EIP (which was subject to additional goals and therefore was not reported as compensation in 2020) and a deferred award in 2022, which is included as compensation in the year earned rather than the year paid.

For 2022, the total annual compensation of the Median Employee was $145,985 and the total annual compensation of the chief executive officer was $2,009,612.

The Bank is using the same Median Employee in its pay ratio calculation in this report that it identified in the pay ratio calculation in our 2021 Annual Report on Form 10-K because there have been no changes to our employee population or employee compensation arrangements that we believe would result in a significant change of our pay distribution to our employee population and significantly affect the pay ratio disclosure.

The Median Employee is the employee whose compensation is the median of the annual total compensation of all our employees other than the chief executive officer. We identified the Median Employee by computing for each of the full-time and part-time employees who were employed by the Bank on October 1, 2021, excluding the chief executive officer, the sum of the 2021 salary of each employee as of October 1, 2021 and (ii) the 2020 incentive compensation paid to that employee in March 2021, and ranking the sums for all such employees (a list of 183 employees as of October 1, 2021) from lowest to highest. The Bank identified the Median Employee using this compensation measure, which was applied consistently to all our employees included in the calculation.

For both the Median Employee and chief executive officer, 2022 compensation includes, among other things, amounts attributable to the employer match on employee contributions to the Pentegra Defined Contribution Plan (401(k) plan), which varies based on an employee's contributions to the 401(k) plan and an employee's tenure at the Bank. As with our other NEOs, except the chief executive officer, the change in pension value for our Median Employee decreased in 2022 and the negative amount is not included in the compensation calculation.

Director Compensation

In 2022, we paid members of the board of directors fees for each board and committee meeting that they attended and a quarterly retainer fee. FHFA regulations permit the payment of reasonable director compensation, and such compensation is subject to the FHFA's oversight. We are a cooperative and our capital stock may only be held by current and former members, so we do not provide compensation to our directors in the form of stock or stock options. The 2023 and 2022 Director Compensation Policies provide payments for attendance at board and committee meetings and retainers paid in arrears at the end of each quarter. The policies provide for maximums on total director compensation and potential reduction based on attendance and performance.

The amounts to be paid or paid to the members of the board of directors for attendance at board and committee meetings and for quarterly retainers for the years ended December 31, 2023 and 2022, along with the annual maximum compensation amounts are detailed in the following table:

Table 53 - Director Compensation

	2023	2022
Fee per board meeting:
Chair of the board	$12,420	$11,500
Vice chair of the board and committee chairs	10,260	9,500
All other board members	9,180	8,500
Fee per committee meeting	2,700	2,500
Fee for telephonic attendance	1,620	1,500

Quarterly Retainer Fees
Chair of the board	12,150	11,250
Vice chair of the board and committee chairs	10,800	10,000
All other board members	9,450	8,750

Annual maximum compensation amounts:
Chair of the board	148,500	137,500
Vice chair of the board and committee chairs	126,900	117,500
All other board members	116,100	107,500

The Bank will also pay or reimburse directors for expenses related to the directors’ attendance at board meetings.

The aggregate amounts earned or paid to individual members of the board of directors for attendance at board and committee meetings and quarterly retainer fees during 2022 are detailed in the following table:

Table 54 - 2022 Director Compensation

Fees Earned or Paid in Cash
Donna L. Boulanger, Chairwoman in 2022	$137,500
Eric Chatman, Vice Chair in 2022	117,500
Joan Carty	117,500
Patrick E. Clancy	117,500
Thomas J. Curry	117,500
Dwight M. Davidsen	117,500
Antoinette C. Lazarus	107,500
Edward F. Manzi, Jr.	107,500
William M. Parent	107,500
Emil J. Ragones	117,500
David J. Rotatori	107,500
E. Macey Russell	107,500
Michael R. Tuttle	117,500
John C. Witherspoon	117,500
Richard E. Wyman, Jr.	101,667
$1,716,667

Directors may elect to defer the receipt of meeting fees (including all compensation payable under the Director Compensation Policy) pursuant to the Thrift BEP, although there is no Bank-matching contribution for such deferred fees. For additional information on the Thrift BEP, see — Retirement and Deferred Compensation Plans above. FHFA regulations permit the payment or reimbursement of reasonable expenses incurred by directors in performing their duties, and in accordance with those regulations, we have adopted a policy governing such payment and reimbursement of expenses. Such paid and reimbursed board of director expenses aggregated to $95 thousand for the year ended December 31, 2022.

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

We do not offer any compensation plan under which our equity securities are authorized for issuance. Members, former members, and successors to former members, including affiliated institutions under common control of a single holding company, holding five percent or more of our outstanding capital stock as of February 28, 2023, are noted in Table 55.

Table 55 - Stockholders Holding Five Percent or More of Outstanding Capital Stock
(dollars in thousands)

Member Name	Address	Capital Stock	Percent of Total Capital Stock
Citizens Bank, N.A.	One Citizens Plaza, Providence, RI 02903	$494,682	23.70%
Webster Bank, N.A.	145 Bank Street, Waterbury, CT 06702	185,906	8.91

Additionally, due to the fact that a majority of our board of directors is elected from our membership, these member directors serve as officers or directors of members that own our capital stock. Table 56 provides capital stock outstanding as of February 28, 2023, to members whose officers or directors serve as our directors.

Table 56 - Capital Stock Outstanding to Members whose Officers or Directors serve on our Board of Directors
(dollars in thousands)

Member Name	City, State	Capital Stock	Percent of Total Capital Stock
Citizens Bank, N.A.	Providence, RI	$494,682	23.70%
Easthampton Savings Bank	Easthampton, MA	5,331	0.26
North Brookfield Savings Bank	North Brookfield, MA	948	0.05
Ion Bank	Naugatuck, CT	896	0.04
Fidelity Co-Operative Bank	Fitchburg, MA	882	0.04
Skowhegan Savings Bank	Skowhegan, ME	703	0.03
Profile Bank	Rochester, NH	611	0.03
National Bank of Middlebury	Middlebury, VT	402	0.02
Depositors Insurance Fund	Woburn, MA	270	0.01
Total stock ownership by members whose officers or directors serve as directors of the Bank		$504,725	24.18%
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

For the year ended December 31, 2022, the review and approval of transactions with related persons was governed by our Conflict of Interest Policy for Bank Directors (the Conflict Policy), our Code of Ethics and Business Conduct and our Related Persons Transaction Policy, each of which are in writing. Under the Conflict Policy, each director is required to disclose to the board of directors all actual or potential conflicts of interest, including any personal financial interest that he or she has, as well as such interests of any immediate family member or business associate of the director known to the director, in any matter to be considered by the board of directors or in which another person does, or proposes to do, business with the Bank. Following such disclosure, the board is empowered to determine whether an actual conflict exists. In the event the board determines the existence of a conflict with respect to any matter, the affected director is required to be recused from all further considerations relating to that matter. The Conflict Policy is administered by the Governance Committee of the board of directors.

The Code of Ethics and Business Conduct requires that all directors and executive officers (as well as all other employees) avoid conflicts of interest and the appearance of conflicts of interest. In particular, subject to limited exceptions for interests arising through ownership of mutual funds and certain financial interests acquired prior to employment by the Bank, no employee may have a financial interest in a member or its holding company, or a financial relationship with any of our members that is not transacted in the ordinary course of the member's business or, in the case of an extension of credit, involves more than the normal risk of repayment or of loss to the member. Employees are required to disclose annually all financial interests and non-ordinary-course financial relationships with members. These disclosures are reviewed by our ethics officer, who is principally responsible for enforcing the Code of Ethics and Business Conduct on a day-to-day basis. The ethics officer is charged with attempting to resolve any apparent conflict involving an employee other than our president and chief executive officer and, if an apparent conflict has not been resolved within 60 days, to report it to our president and chief executive officer for resolution. The ethics officer is charged with reporting any apparent conflict involving a director or our president and chief executive officer to the Governance Committee of the board of directors for resolution. Our ethics officer is Keith R. Walsh, senior vice president, general counsel and corporate secretary of the Bank.

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

As of the date of this report, our board of directors is constituted of eight member directors and seven independent directors, as discussed in Item 10 — Directors, Executive Officers and Corporate Governance. None of our directors is an "inside" director. That is, none of our directors is a Bank employee or officer. Further, our directors are prohibited from personally owning stock or stock options in the Bank, as our stock may only be held by our members, former members, or their successors in interest. Each of the member directors, however, is an officer, director, or trustee of an institution that is a member of the Bank that is encouraged to engage in transactions with us on a regular basis, and some of the independent directors may also engage in transactions either directly or indirectly with us from time to time in the ordinary course of the Bank's business.

FHFA Regulations Regarding Independence

The FHFA regulations on director independence standards prohibit an individual from serving as a member of the board of directors' Audit Committee if he or she has one or more disqualifying relationships with us or our management that would interfere with the exercise of that individual's independent judgment. Disqualifying relationships considered by the board are: employment with the Bank at any time during the last five years; acceptance of compensation from us other than for service as a director; being a consultant, advisor, promoter, underwriter, or legal counsel for the Bank at any time within the last five years; and being an immediate family member of an individual who is or who has been within the past five years, a Bank executive officer. The board assesses the independence of each director who serves on the Audit Committee under the FHFA's regulations on these independence standards. As of March 17, 2023, all of our directors serving on the board of directors' Audit Committee were independent under these criteria.

SEC Rule Regarding Independence

SEC rules require our board of directors to adopt a standard of independence to evaluate the independence of our directors. Pursuant thereto, the board adopted the independence standards of the New York Stock Exchange (the NYSE) to determine which of our directors are independent, which members of its Audit Committee are not independent, and whether the board of directors' Audit Committee financial expert is independent.

After applying the NYSE independence standards, the board determined that, as of March 17, 2023, all of our independent (that is, nonmember) directors are independent. Based upon the fact that each member director is an officer or director of an institution that is a member of the Bank (and thus is an equity holder in the Bank), that each such institution routinely engages in transactions with us, and that such transactions occur frequently and are encouraged, the board of directors has determined that for the present time it would conclude that none of the member directors meets the independence criteria under the NYSE independence standards.

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

The board of directors has a standing Audit Committee and a standing Compensation Committee. For the reasons noted above, the board of directors determined that none of the current member directors on these committees, including Directors Boulanger (ex officio), Davidsen, Manzi, Parent, and Witherspoon, are independent under the NYSE standards for these committees. The board determined that all of the independent directors on these committees, including Directors Barnard, Curry, Lazarus, Ragones, Russell, and Tourigny are independent under the NYSE independence standards for these committees.

The board of directors also determined that Directors Lazarus and Manzi are the "Audit Committee financial experts" within the meaning of the SEC rules, and further determined that as of March 17, 2023, Director Lazarus is independent under NYSE standards. As stated above, the board of directors determined that each director on the Audit Committee is independent under the FHFA's regulations applicable to the board of directors' Audit Committee. In addition, the board of directors also assessed the independence of the members of its Audit Committee under Rule 10A-3. In order to be considered independent under Rule 10A-3, a member of the Audit Committee may not, other than in his or her capacity as a member of the board or any other board committee (i) accept any consulting, advisory, or other compensation from us or (ii) be an affiliated person of the Bank. As of March 17, 2023, all members of our Audit Committee were independent under these criteria.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table sets forth the aggregate fees billed by PwC for professional services rendered in connection with the audit of our financial statements for 2022 and 2021, as well as the fees billed by PwC for audit-related and other services rendered by PwC to us during 2022 and 2021.

Table 57 - Principal Accounting Fees and Services
(dollars in thousands)

	Year Ended December 31,
	2022	2021
Audit fees(1)	$1,024	$965
Audit-related fees(2)	66	61
All other fees	3	2
Tax fees	—	—
Total	$1,093	$1,028
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

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES
a) Financial Statements
Our financial statements are set forth under Part II — Item 8 — Financial Statements and Supplementary Data of this report on Form 10-K.

b) Financial Statement Schedule
None.

c) Exhibits

Number	Exhibit Description	Reference
3.1	Restated Organization Certificate of the Federal Home Loan Bank of Boston	Exhibit 3.1 to our Registration Statement on Form 10 filed with the SEC on October 31, 2005
3.2	By-laws of the Federal Home Loan Bank of Boston	Exhibit 3.2 to our Third Quarter 2022 Form 10-Q filed with the SEC on November 10, 2022
4.1	Amended and Restated Capital Plan of the Federal Home Loan Bank of Boston	Exhibit 99.1 to our Form 8-K filed with the SEC on December 1, 2021
4.2	Description of Capital Stock	Filed within this Form 10-K
10.1	The Federal Home Loan Bank of Boston Pension Benefit Equalization Plan effective January 1, 2009, as amended on April 15, 2009 *	Exhibit 10.1.3 to our Second Quarter 2009 Form 10-Q filed with the SEC on August 12, 2009
10.1.1	First Amendment to the Federal Home Loan Bank of Boston Pension Benefit Equalization Plan effective September 1, 2009 *	Exhibit 10.2 to our Third Quarter 2009 Form 10-Q filed with the SEC on November 12, 2009
10.1.2	Second Amendment to the Federal Home Loan Bank of Boston Pension Benefit Equalization Plan effective December 21, 2012 *	Exhibit 10.1.2 to our 2012 Form 10-K filed with the SEC on March 26, 2013
10.1.3	Third Amendment to the Federal Home Loan Bank of Boston Pension Benefit Equalization Plan effective June 30, 2014 *	Exhibit 10.1 to our Second Quarter 2014 Form 10-Q filed with the SEC on August 8, 2014
10.1.4	Fourth Amendment to the Federal Home Loan Bank of Boston Pension Benefit Equalization Plan effective January 1, 2021 *	Exhibit 10.1 to our Form 8-K filed with the SEC on December 1, 2020
10.2.1	The Federal Home Loan Bank of Boston Thrift Benefit Equalization Plan (as amended and restated effective January 1, 2017) *	Exhibit 10.2.6 to our 2017 Form 10-K filed with the SEC on March 16, 2018
10.2.2	First Amendment to the Federal Home Loan Bank of Boston Thrift Benefit Equalization Plan effective January 1, 2021 *	Exhibit 10.2 to our Form 8-K filed with the SEC on December 1, 2020
10.3.1	The Federal Home Loan Bank of Boston 2021 Executive Incentive Plan * ∝	Exhibit 10.1 to our Form 8-K filed with the SEC on April 21, 2021
10.3.2	The Federal Home Loan Bank of Boston 2022 Executive Incentive Plan * ∝	Exhibit 10.1 to our Form 8-K filed with the SEC on April 19, 2022
10.3.3	The Federal Home Loan Bank of Boston 2020 Chief Audit Officer Incentive Compensation Plan *	Filed within this Form 10-K
10.3.4	The Federal Home Loan Bank of Boston 2021 Chief Audit Officer Incentive Compensation Plan *	Filed within this Form 10-K
10.3.5	The Federal Home Loan Bank of Boston 2022 Chief Audit Officer Incentive Compensation Plan *	Filed within this Form 10-K
10.4.1	MPF Consolidated Interbank Agreement dated as of July 22, 2016	Exhibit 10.1 to our Third Quarter 2016 Form 10-Q filed with the SEC on November 10, 2016
10.4.2	Addendum to the MPF Consolidated Interbank Agreement dated August 25, 2017	Filed within this Form 10-K
10.5	Executive Change in Control Severance Plan, effective November 7, 2018 *	Exhibit 10.5 to our 2018 Form 10-K filed with the SEC on March 22, 2019

10.6.1	Lease between the Federal Home Loan Bank of Boston and BP Prucenter Acquisition LLC, dated October 26, 2010	Exhibit 10.1 to our Form 8-K filed with the SEC on October 27, 2010
10.6.2	First Amendment to Lease Between Federal Home Loan Bank of Boston and BP Prucenter Acquisition LLC, dated August 8, 2022	Exhibit 10.2 to our 8-K filed with the SEC on August 12, 2022
10.7	Amended and Restated Federal Home Loan Banks P&I Funding and Contingency Plan Agreement, effective as of January 1, 2017, by and among the Office of Finance and each of the Federal Home Loan Banks	Exhibit 10.8.1 to our 2016 Form 10-K filed with the SEC on March 24, 2017
10.8.1	The Federal Home Loan Bank of Boston 2022 Director Compensation Policy, as amended and restated June 24, 2022 *	Exhibit 10.1 to our Second Quarter 10-Q filed with the SEC on August 11, 2022
10.8.2	The Federal Home Loan Bank of Boston 2023 Director Compensation Policy *	Exhibit 10.1 to our 8-K filed with the SEC on October 26, 2022
10.9	Joint Capital Enhancement Agreement, among the Federal Home Loan Banks as amended August 5, 2011	Exhibit 99.1 to our Form 8-K filed with the SEC on August 5, 2011
10.10	Severance Policy, as adopted March 23, 2012 and as amended as of October 19, 2018 *	Exhibit 10.13 to our 2018 Form 10-K filed with the SEC on March 22, 2019
10.11	The Federal Home Loan Bank of Boston Split-Dollar Insurance Termination Agreement between Frank Nitkiewicz and the Federal Home Loan Bank of Boston dated May 24, 2005 *	Exhibit 10.14 to our 2016 Form 10-K filed with the SEC on March 24, 2017
10.12	Employment Agreement between Federal Home Loan Bank of Boston and Timothy J. Barrett, dated October 21, 2021	Exhibit 10.1 to our Form 8-K/A filed with the SEC on October 25, 2021
31.1	Certification of the president and chief executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed within this Form 10-K
31.2	Certification of the chief financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed within this Form 10-K
32.1	Certification of the president and chief executive officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed within this Form 10-K
32.2	Certification of the chief financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed within this Form 10-K
101.INS	XBRL Instance Document	The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document	Filed within this Form 10-K
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	Filed within this Form 10-K
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	Filed within this Form 10-K
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	Filed within this Form 10-K
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	Filed within this Form 10-K
104	The cover page of the Bank’s Annual report on Form 10-K, formatted in Inline XBRL	Included within the exhibit 101 attachments
* Management contract or compensatory plan.
∝ Portions of this exhibit have been omitted.

ITEM 16. FORM 10-K SUMMARY

Not applicable

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date	FEDERAL HOME LOAN BANK OF BOSTON (Registrant)
March 17, 2023	By:	/s/	Timothy J. Barrett
Timothy J. Barrett President and Chief Executive Officer
March 17, 2023	By:	/s/	Frank Nitkiewicz
Frank Nitkiewicz Executive Vice President, Chief Operating Officer and Chief Financial Officer
March 17, 2023	By:	/s/	Brian G. Donahue
Brian G. Donahue Senior Vice President, Controller and Chief Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

March 17, 2023	By:	/s/	Duncan Barnard
Duncan Barnard Director
March 17, 2023	By:	/s/	Donna L. Boulanger
Donna L. Boulanger Director
March 17, 2023	By:	/s/	Caroline R. Carpenter
Caroline R. Carpenter Director
March 17, 2023	By:	/s/	Eric Chatman
Eric Chatman Director
March 17, 2023	By:	/s/	Thomas J. Curry
Thomas J. Curry Director
March 17, 2023	By:	/s/	Dwight M. Davidsen
Dwight M. Davidsen Director
March 17, 2023	By:	/s/	Antoinette C. Lazarus
Antoinette C. Lazarus Director
March 17, 2023	By:	/s/	Edward F. Manzi, Jr.
Edward F. Manzi, Jr. Director

March 17, 2023	By:	/s/	Kevin D. Miller
Kevin D. Miller Director
March 17, 2023	By:	/s/	William M. Parent
William M. Parent Director
March 17, 2023	By:	/s/	Emil J. Ragones
Emil J. Ragones Director
March 17, 2023	By:	/s/	David J. Rotatori
David J. Rotatori Director
March 17, 2023	By:	/s/	E. Macey Russell
E. Macey Russell Director
March 17, 2023		/s/	Robert Tourigny
Robert Tourigny Director
March 17, 2023	By:	/s/	John C. Witherspoon
John C. Witherspoon Director