Form 10-Q
period 2023-03-31
Federal Home Loan Bank of Boston
filed 2023-05-11
CIK 1331463

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
––––––––––––––––––––––––––––––––––––––––––––––––––––
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
OR
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

Shares outstanding as of April 30, 2023
Class B Stock, par value	$100	23,997,004

Federal Home Loan Bank of Boston
Form 10-Q

PART I FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

FEDERAL HOME LOAN BANK OF BOSTON STATEMENTS OF CONDITION (dollars and shares in thousands, except par value) (unaudited)
	March 31, 2023	December 31, 2022
ASSETS
Cash and due from banks	$6,594	$7,593
Interest-bearing deposits	1,248,687	1,485,290
Securities purchased under agreements to resell	8,400,000	—
Federal funds sold	2,301,000	2,706,000
Loans to other FHLBanks	1,000,000	—
Investment securities:
Trading securities	1,586	1,507
Available-for-sale securities (amortized cost of $14,445,782 and $13,977,197 at March 31, 2023, and December 31, 2022, respectively)	14,106,155	13,626,916
Held-to-maturity securities (a)	93,691	99,068
Total investment securities	14,201,432	13,727,491
Advances	49,622,282	41,599,581
Mortgage loans held for portfolio, net of allowance for credit losses of $2,000 and $1,900 at March 31, 2023, and December 31, 2022, respectively	2,724,612	2,758,429
Accrued interest receivable	157,549	134,268
Derivative assets, net	428,555	430,744
Other assets	72,933	48,153
Total Assets	$80,163,644	$62,897,549
LIABILITIES
Deposits
Interest-bearing	$852,817	$634,502
Non-interest-bearing	19,539	20,985
Total deposits	872,356	655,487
Consolidated obligations (COs):
Bonds	41,669,836	31,565,543
Discount notes	33,448,155	26,975,260
Total consolidated obligations	75,117,991	58,540,803
Mandatorily redeemable capital stock	10,290	10,290
Accrued interest payable	199,753	130,515
Affordable Housing Program (AHP) payable	78,981	76,622
Derivative liabilities, net	4,609	25,640
Other liabilities	64,917	42,871
Total liabilities	76,348,897	59,482,228
Commitments and contingencies (Note 13)
CAPITAL
Capital stock – Class B – putable ($100 par value), 24,044 shares and 20,312 shares issued and outstanding at March 31, 2023, and December 31, 2022, respectively	2,404,394	2,031,178
Retained earnings:
Unrestricted	1,305,619	1,290,873
Restricted	411,133	399,695
Total retained earnings	1,716,752	1,690,568
Accumulated other comprehensive loss	(306,399)	(306,425)
Total capital	3,814,747	3,415,321
Total Liabilities and Capital	$80,163,644	$62,897,549
_______________________________________
(a)    Fair values of held-to-maturity securities were $93,420 and $98,591 at March 31, 2023, and December 31, 2022, respectively.

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF BOSTON STATEMENTS OF OPERATIONS (dollars in thousands) (unaudited)
	For the Three Months Ended March 31,
	2023	2022
INTEREST INCOME
Advances	$501,206	$33,993
Prepayment fees on advances, net	409	914
Interest-bearing deposits	32,602	160
Securities purchased under agreements to resell	25,681	171
Federal funds sold	52,945	814
Investment securities:
Trading securities	17	534
Available-for-sale securities	167,680	44,733
Held-to-maturity securities	1,062	596
Total investment securities	168,759	45,863
Mortgage loans held for portfolio	21,188	21,528
Other	134	—
Total interest income	802,924	103,443
INTEREST EXPENSE
Consolidated obligations:
Bonds	378,094	43,900
Discount notes	336,683	607
Total consolidated obligations	714,777	44,507
Deposits	6,032	22
Mandatorily redeemable capital stock	192	69
Other borrowings	2	3
Total interest expense	721,003	44,601
NET INTEREST INCOME	81,921	58,842
Provision for (reduction of) credit losses	94	(100)
NET INTEREST INCOME AFTER PROVISION FOR (REDUCTION OF) CREDIT LOSSES	81,827	58,942
OTHER INCOME (LOSS)
Service fees	3,733	2,552
Loss on early extinguishment of debt	—	(432)
Net gains (losses) on trading securities	79	(635)
Net gains (losses) on derivatives	67	(673)
Other, net	485	254
Total other income	4,364	1,066
OTHER EXPENSE
Compensation and benefits	11,212	11,239
Other operating expenses	6,870	6,419
Federal Housing Finance Agency (the FHFA)	1,653	1,089
Office of Finance	1,090	503
AHP voluntary contribution	—	8,525
JNE, HHNE and HOW subsidy expense	772	304
Other	1,032	994
Total other expense	22,629	29,073
INCOME BEFORE ASSESSMENTS	63,562	30,935
AHP assessments	6,375	3,100
NET INCOME	$57,187	$27,835

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF BOSTON STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (dollars in thousands) (unaudited)
	For the Three Months Ended March 31,
	2023	2022
Net income	$57,187	$27,835
Other comprehensive income:
Net unrealized gains (losses) on available-for-sale securities	10,654	(141,286)
Net unrealized (losses) gains relating to hedging activities	(10,628)	23,496
Pension and postretirement benefits	—	23
Total other comprehensive income (loss)	26	(117,767)
Comprehensive income (loss)	$57,213	$(89,932)

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF BOSTON STATEMENTS OF CAPITAL THREE MONTHS ENDED MARCH 31, 2023 and 2022 (dollars and shares in thousands) (unaudited)

	Capital Stock Class B – Putable		Retained Earnings			Accumulated Other Comprehensive (Loss) Income
	Shares	Par Value	Unrestricted	Restricted	Total		Total Capital
BALANCE, DECEMBER 31, 2021	9,536	$953,638	$1,179,986	$368,420	$1,548,406	$28,967	$2,531,011
Comprehensive income (loss)			27,835	—	27,835	(117,767)	(89,932)
Proceeds from issuance of capital stock	1,219	121,860					121,860
Repurchase of capital stock	(1,460)	(146,016)					(146,016)
Cash dividends on capital stock			(5,136)		(5,136)		(5,136)
BALANCE, MARCH 31, 2022	9,295	$929,482	$1,202,685	$368,420	$1,571,105	$(88,800)	$2,411,787

BALANCE, DECEMBER 31, 2022	20,312	$2,031,178	$1,290,873	$399,695	$1,690,568	$(306,425)	$3,415,321
Comprehensive income			45,749	11,438	57,187	26	57,213
Proceeds from issuance of capital stock	16,809	1,680,894					1,680,894
Repurchase of capital stock	(13,077)	(1,307,678)					(1,307,678)
Cash dividends on capital stock			(31,003)		(31,003)		(31,003)
BALANCE, MARCH 31, 2023	24,044	$2,404,394	$1,305,619	$411,133	$1,716,752	$(306,399)	$3,814,747

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF BOSTON STATEMENTS OF CASH FLOWS (dollars in thousands) (unaudited)
	For the Three Months Ended March 31,
	2023	2022
OPERATING ACTIVITIES
Net income	$57,187	$27,835
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization/(accretion)	40,388	(19,111)
Provision for (reduction of) credit losses	94	(100)
Net change in derivatives and hedging activities	(201,367)	701,734
Loss on early extinguishment of debt	—	432
Other adjustments, net	1,658	768
Net change in:
Market value of trading securities	(79)	635
Accrued interest receivable	(23,281)	6,977
Other assets	2,235	2,654
Accrued interest payable	69,239	1,046
Other liabilities	(937)	(2,266)
Total adjustments	(112,050)	692,769
Net cash (used in) provided by operating activities	(54,863)	720,604

INVESTING ACTIVITIES
Net change in:
Interest-bearing deposits	365,241	(574,908)
Securities purchased under agreements to resell	(8,400,000)	(600,000)
Federal funds sold	405,000	(222,000)
Loans to other FHLBanks	(1,000,000)	—
Trading securities:
Proceeds	—	500,000
Available-for-sale securities:
Proceeds	47,853	256,204
Purchases	(285,672)	(1,225,092)
Held-to-maturity securities:
Proceeds	5,500	22,021
Advances to members:
Repaid	293,011,823	13,981,077
Originated	(300,965,937)	(13,558,193)
Mortgage loans held for portfolio:
Proceeds	55,610	161,799
Purchases	(23,058)	(43,961)
Other investing activities, net	(333)	(91)
Net cash used in investing activities	(16,783,973)	(1,303,144)

FEDERAL HOME LOAN BANK OF BOSTON STATEMENTS OF CASH FLOWS — (Continued) (dollars in thousands) (unaudited)
	For the Three Months Ended March 31,
	2023	2022
FINANCING ACTIVITIES
Net change in deposits	217,319	(80,649)
Net (payments) proceeds on derivatives with a financing element	(11,724)	53,923
Net proceeds from issuance of consolidated obligations:
Discount notes	50,148,452	36,250,813
Bonds	15,914,328	2,091,461
Payments for maturing and retiring consolidated obligations:
Discount notes	(43,725,100)	(35,647,840)
Bonds	(6,047,640)	(2,057,831)
Payment of financing lease	(11)	(11)
Proceeds from issuance of capital stock	1,680,894	121,860
Payments for repurchase of capital stock	(1,307,678)	(146,016)
Payments for redemption of mandatorily redeemable capital stock	—	(144)
Cash dividends paid	(31,003)	(5,136)
Net cash provided by financing activities	16,837,837	580,430
Net decrease in cash and due from banks	(999)	(2,110)
Cash and due from banks at beginning of the period	7,593	204,993
Cash and due from banks at end of the period	$6,594	$202,883
Supplemental disclosures:
Interest paid	$602,099	$51,546
AHP payments	$2,450	$3,243
Noncash transfers of mortgage loans held for portfolio to other assets	$92	$200
Noncash lease liabilities arising from obtaining right-of-use assets	$26,314	$—

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF BOSTON
NOTES TO FINANCIAL STATEMENTS

Note 1 — Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information. In the opinion of management, all adjustments considered necessary have been included. All such adjustments consist of normal recurring accruals. The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. The results of operations for interim periods are not necessarily indicative of the results to be expected for the year ending December 31, 2023. These interim financial statements do not include all the information and footnotes required by GAAP for complete annual financial statements and accordingly should be read in conjunction with the Federal Home Loan Bank of Boston's audited financial statements and related notes in our Annual Report on Form 10-K for the year ended December 31, 2022, filed with the Securities and Exchange Commission (the SEC) on March 17, 2023 (the 2022 Annual Report). Unless otherwise indicated or the context requires otherwise, all references in this discussion to “the Bank,” "we," "us," "our," or similar references mean the Federal Home Loan Bank of Boston.

Note 2 — Recently Issued and Adopted Accounting Guidance

Effective Beginning in 2020

Facilitation of the Effects of Reference Rate Reform on Financial Reporting. On March 12, 2020, the Financial Accounting Standards Board (FASB) released temporary optional guidance that provides transition relief for reference rate reform. The guidance contains optional expedients and exceptions for applying GAAP to contract modifications, hedging relationships, and other transactions that reference London Interbank Offered Rate (LIBOR) or a reference rate that is expected to be discontinued as a result of reference rate reform if certain criteria are met. This update also provided a one-time election to sell, transfer, or both sell and transfer debt securities classified as held-to-maturity that reference a rate affected by reference rate reform and that were classified as held-to-maturity before January 1, 2020. This standard was effective upon issuance and the provisions generally can be applied prospectively as of January 1, 2020, through December 31, 2024.

In 2020, we adopted the provision of this guidance which allowed a one-time election to sell, transfer, or both sell and transfer debt securities classified as held-to-maturity. See Part II — Item 8 — Financial Statements and Supplementary Data — Note 5 — Investments in our Annual Report on Form 10-K for the year ended December 31, 2020, filed with the SEC on March 19, 2021, for additional information related to these sales and transfers.

Also in 2020, we retrospectively elected to adopt the provision of this guidance specific to the modification of interest rates used for the discounting of derivative instruments. This did not have a material effect on our financial condition, results of operations, or cash flows.

The remaining provisions of this guidance are not expected to have a material effect on our financial condition, results of operations, and cash flows.

Note 3 — Investments

Interest-Bearing Deposits, Securities Purchased under Agreements to Resell, Federal Funds Sold, and Loans to Other FHLBanks

We invest in interest-bearing deposits, securities purchased under agreements to resell, federal funds sold, and loans to other FHLBanks to provide short-term liquidity. These investments are generally transacted with counterparties that have received, or whose guarantors have received, a credit rating of triple-B or greater (investment grade) by a nationally recognized statistical rating organization (NRSRO), or the equivalent. At March 31, 2023, and December 31, 2022, none of these investments were made to counterparties or, if applicable, guaranteed by entities rated below single-A.

Securities purchased under agreements to resell are short-term and are structured such that they are evaluated daily to determine if the market value of the underlying securities decreases below the market value required as collateral (i.e. subject to collateral maintenance provisions). If so, the counterparty must place an amount of additional securities as collateral or remit an equivalent amount of cash sufficient to comply with collateral maintenance provisions, generally by the next business day. Based upon the collateral held as security and collateral maintenance provisions with our counterparties, we determined that no allowance for credit losses was needed for our securities purchased under agreements to resell at March 31, 2023, and December 31, 2022.

Federal funds sold and loans to other FHLBanks are unsecured loans that are transacted on an overnight term or short-term basis. FHFA regulations include a limit on the amount of unsecured credit we may extend to a counterparty. All investments in interest-bearing deposits, federal funds sold, and loans to other FHLBanks outstanding as of March 31, 2023, and December 31, 2022, have been repaid according to the contractual terms. No allowance for credit losses was recorded for these assets at March 31, 2023, and December 31, 2022.

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

Trading Securities

Table 3.1 - Trading Securities by Major Security Type
(dollars in thousands)

	March 31, 2023	December 31, 2022
Corporate bonds	$1,586	$1,507

Table 3.2 - Net Gains (Losses) on Trading Securities
(dollars in thousands)

	For the Three Months Ended March 31,
	2023	2022
Net gains (losses) on trading securities held at period end	$79	$(210)
Net losses on trading securities sold or matured during the period	—	(425)
Net gains (losses) on trading securities	$79	$(635)

We do not participate in speculative trading practices and typically hold these investments over a longer time horizon.

Available-for-sale Securities

Table 3.3 - Available-for-Sale Securities by Major Security Type
(dollars in thousands)

	March 31, 2023
		Amounts Recorded in Accumulated Other Comprehensive Income
	Amortized Cost (1)	Unrealized Gains	Unrealized Losses	Fair Value
Untied States (U.S.) Treasury obligations	$5,843,157	$4,415	$(11,670)	$5,835,902
State housing-finance-agency obligations (HFA securities)	34,580	—	(1,475)	33,105
Supranational institutions	357,783	60	(3,799)	354,044
U.S. government-owned corporations	261,367	—	(26,708)	234,659
Government-sponsored enterprise (GSE)	107,095	—	(7,203)	99,892
	6,603,982	4,475	(50,855)	6,557,602
Mortgage-backed securities (MBS)
U.S. government guaranteed – single-family	18,366	—	(2,440)	15,926
U.S. government guaranteed – multifamily	528,837	—	(49,993)	478,844
GSE – single-family	1,083,252	3,068	(59,962)	1,026,358
GSE – multifamily	6,211,345	5,604	(189,524)	6,027,425
	7,841,800	8,672	(301,919)	7,548,553
Total	$14,445,782	$13,147	$(352,774)	$14,106,155

	December 31, 2022
		Amounts Recorded in Accumulated Other Comprehensive Income
	Amortized Cost (1)	Unrealized Gains	Unrealized Losses	Fair Value
U.S. Treasury obligations	$5,732,249	$2,784	$(11,471)	$5,723,562
HFA securities	34,580	—	(1,806)	32,774
Supranational institutions	355,767	33	(5,448)	350,352
U.S. government-owned corporations	253,490	—	(26,290)	227,200
GSE	104,530	—	(6,864)	97,666
	6,480,616	2,817	(51,879)	6,431,554
MBS
U.S. government guaranteed – single-family	18,737	—	(2,589)	16,148
U.S. government guaranteed – multifamily	531,184	—	(54,454)	476,730
GSE – single-family	831,304	251	(66,029)	765,526
GSE – multifamily	6,115,356	322	(178,720)	5,936,958
	7,496,581	573	(301,792)	7,195,362
Total	$13,977,197	$3,390	$(353,671)	$13,626,916
_______________________
(1)    Amortized cost of available-for-sale securities includes adjustments made to the cost basis of an investment for accretion, amortization, collection of cash, and fair-value hedge accounting adjustments. Amortized cost excludes accrued interest receivable of $35.6 million and $43.1 million at March 31, 2023, and December 31, 2022, respectively.

Table 3.4 - Available-for-Sale Securities in a Continuous Unrealized Loss Position
(dollars in thousands)

	March 31, 2023
	Continuous Unrealized Loss Less than 12 Months		Continuous Unrealized Loss 12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury obligations	$—	$—	$3,500,393	$(11,670)	$3,500,393	$(11,670)
HFA securities	—	—	33,105	(1,475)	33,105	(1,475)
Supranational institutions	—	—	341,147	(3,799)	341,147	(3,799)
U.S. government-owned corporations	—	—	234,659	(26,708)	234,659	(26,708)
GSE	—	—	99,892	(7,203)	99,892	(7,203)
	—	—	4,209,196	(50,855)	4,209,196	(50,855)

MBS
U.S. government guaranteed – single-family	663	(3)	15,263	(2,437)	15,926	(2,440)
U.S. government guaranteed – multifamily	—	—	478,844	(49,993)	478,844	(49,993)
GSE – single-family	45,973	(789)	663,376	(59,173)	709,349	(59,962)
GSE – multifamily	2,555,728	(39,277)	2,797,693	(150,247)	5,353,421	(189,524)
	2,602,364	(40,069)	3,955,176	(261,850)	6,557,540	(301,919)
Total	$2,602,364	$(40,069)	$8,164,372	$(312,705)	$10,766,736	$(352,774)

	December 31, 2022
	Continuous Unrealized Loss Less than 12 Months		Continuous Unrealized Loss 12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury obligations	$2,792,558	$(7,428)	$1,077,821	$(4,043)	$3,870,379	$(11,471)
HFA securities	10,383	(77)	22,391	(1,729)	32,774	(1,806)
Supranational institutions	—	—	337,485	(5,448)	337,485	(5,448)
U.S. government-owned corporations	—	—	227,200	(26,290)	227,200	(26,290)
GSE	—	—	97,666	(6,864)	97,666	(6,864)
	2,802,941	(7,505)	1,762,563	(44,374)	4,565,504	(51,879)
MBS
U.S. government guaranteed – single-family	16,148	(2,589)	—	—	16,148	(2,589)
U.S. government guaranteed – multifamily	310,447	(36,177)	166,283	(18,277)	476,730	(54,454)
GSE – single-family	657,378	(52,285)	77,892	(13,744)	735,270	(66,029)
GSE – multifamily	4,516,466	(124,136)	1,210,970	(54,584)	5,727,436	(178,720)
	5,500,439	(215,187)	1,455,145	(86,605)	6,955,584	(301,792)
Total	$8,303,380	$(222,692)	$3,217,708	$(130,979)	$11,521,088	$(353,671)

Table 3.5 - Available-for-Sale Securities by Contractual Maturity
(dollars in thousands)

	March 31, 2023		December 31, 2022
Year of Maturity	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$252,563	$252,619	$250,015	$250,198
Due after one year through five years	5,538,806	5,527,605	5,011,292	4,998,056
Due after five years through 10 years	484,364	482,459	900,988	897,913
Due after 10 years	328,249	294,919	318,321	285,387
	6,603,982	6,557,602	6,480,616	6,431,554
MBS (1)	7,841,800	7,548,553	7,496,581	7,195,362
Total	$14,445,782	$14,106,155	$13,977,197	$13,626,916
_______________________
(1)    MBS are not presented by contractual maturity because their expected maturities will likely differ from contractual maturities because borrowers of the underlying loans may have the right to call or prepay obligations with or without call or prepayment fees.

Held-to-Maturity Securities

Table 3.6 - Held-to-Maturity Securities by Major Security Type
(dollars in thousands)

	March 31, 2023
	Amortized Cost(1)	Gross Unrecognized Holding Gains	Gross Unrecognized Holding Losses	Fair Value
MBS
U.S. government guaranteed – single-family	$3,504	$21	$—	$3,525
GSE – single-family	90,187	610	(902)	89,895
Total	$93,691	$631	$(902)	$93,420

	December 31, 2022
	Amortized Cost(1)	Gross Unrecognized Holding Gains	Gross Unrecognized Holding Losses	Fair Value
MBS
U.S. government guaranteed – single-family	$3,614	$29	$—	$3,643
GSE – single-family	95,454	420	(926)	94,948
Total	$99,068	$449	$(926)	$98,591
_______________________
(1)    Amortized cost of held-to-maturity securities includes adjustments made to the cost basis of an investment for accretion, amortization, and collection of cash. Amortized cost excludes accrued interest receivable of $359 thousand and $323 thousand at March 31, 2023, and December 31, 2022, respectively.

Gains and Losses on Sales. We compute gains and losses on sales of investment securities using the specific identification method and include these gains and losses in other income (loss). The following table summarizes the proceeds from sale and gains and losses on sales of securities for the three months ended March 31, 2022. There were no sales of investment securities during the three months ended March 31, 2023.

Table 3.7 - Proceeds and Gains (Losses) from Sales of Investment Securities
(dollars in thousands)

For the Three Months Ended March 31, 2022
Available-for-Sale Securities
Proceeds from sale	$142,733
Amortized cost, net of allowance for credit losses	142,735

Gross realized gains from sale	$124
Gross realized losses from sale	(126)
Realized net loss from sale	$(2)

Held-to-Maturity Securities(1)
Proceeds from sale	$10,405
Carrying value	10,385

Gross realized gains from sale	$22
Gross realized loss from sale	(2)
Realized net gain from sale	$20
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

Allowance for Credit Losses on Available-for-Sale Securities and Held-to-Maturity Securities

We evaluate available-for-sale and held-to-maturity investment securities for credit losses on a quarterly basis. Our available-for-sale and held-to-maturity securities are principally debt securities of GSE or U.S. government-owned corporations, supranational institutions, and state or local housing finance agency obligations, and MBS issued by Government National Mortgage Association (Ginnie Mae), Federal Home Loan Mortgage Corporation (Freddie Mac), and Federal National Mortgage Association (Fannie Mae) that are backed by single-family or multifamily mortgage loans. We only purchase investment-grade securities. At March 31, 2023, and December 31, 2022, all available-for-sale securities and held-to-maturity securities were rated single-A, or above, by an NRSRO, based on the lowest long-term credit rating for each security.

We evaluate individual available-for-sale securities for impairment by comparing the security’s fair value to its amortized cost. Impairment may exist when the fair value of the investment is less than its amortized cost (i.e. in an unrealized loss position). At March 31, 2023, and December 31, 2022, certain available-for-sale securities were in an unrealized loss position. These losses are considered temporary as we expect to recover the entire amortized cost basis on these available-for-sale investment securities and we neither intend to sell these securities nor do we consider it more likely than not that we will be required to sell these securities before the anticipated recovery of each security's remaining amortized cost basis. Further, we have not experienced any material payment defaults on the instruments.

We evaluate held-to-maturity securities for impairment on a collective or pooled basis unless an individual assessment is deemed necessary because the securities do not possess similar risk characteristics. We have not experienced and do not anticipate any payment defaults on these securities.

Based on our assessment of the credit worthiness of the issuers or guarantors, no allowance for credit losses was recorded on available-for-sale securities or held-to-maturity securities at March 31, 2023, or December 31, 2022.

Note 4 — Advances

General Terms. At both March 31, 2023, and December 31, 2022, we had advances outstanding with interest rates ranging from 0.00 percent to 6.23 percent, respectively.

Table 4.1 - Advances Outstanding by Year of Contractual Maturity
(dollars in thousands)

	March 31, 2023		December 31, 2022
	Amount	Weighted Average Rate	Amount	Weighted Average Rate
Overdrawn demand-deposit accounts	$611	5.15%	$2,000	4.48%
Due in one year or less	26,394,474	4.92	24,563,604	4.26
Due after one year through two years	14,576,454	4.58	10,260,956	4.05
Due after two years through three years	2,666,108	2.81	2,034,070	2.10
Due after three years through four years	917,313	3.25	775,951	2.35
Due after four years through five years	3,232,782	3.64	1,775,923	3.76
Due after five years through fifteen years	1,952,864	2.78	2,377,747	2.53
Thereafter	44,284	1.50	40,525	1.41
Total par value	49,784,890	4.51%	41,830,776	3.94%
Discounts	(35,275)		(34,257)
Fair value of bifurcated derivatives (1)	1,384		400
Hedging adjustments	(128,717)		(197,338)
Total (2)	$49,622,282		$41,599,581
_________________________
(1)    At March 31, 2023, and December 31, 2022, we had certain advances with embedded features that met the requirements to be separated from the host contract and designated as stand-alone derivatives.
(2)    Excludes accrued interest receivable of $103.2 million and $72.9 million at March 31, 2023, and December 31, 2022, respectively.

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

Table 4.2 - Advances Outstanding by Year of Contractual Maturity or Next Call Date
(dollars in thousands)

	March 31, 2023	December 31, 2022
Overdrawn demand-deposit accounts	$611	$2,000
Due in one year or less	39,180,769	33,919,899
Due after one year through two years	2,773,579	1,718,681
Due after two years through three years	2,592,708	1,986,570
Due after three years through four years	709,213	711,351
Due after four years through five years	2,530,862	1,078,603
Due after five years through fifteen years	1,952,864	2,373,147
Thereafter	44,284	40,525
Total par value	$49,784,890	$41,830,776

We currently hold putable advances that provide us with the right to require repayment prior to maturity of the advance (and thereby extinguish the advance) on predetermined exercise dates (put dates). Generally, we would exercise the put options when interest rates increase relative to contractual rates.

Table 4.3 - Advances Outstanding by Year of Contractual Maturity or Next Put Date
(dollars in thousands)

	March 31, 2023	December 31, 2022
Overdrawn demand-deposit accounts	$611	$2,000
Due in one year or less	28,741,824	25,751,204
Due after one year through two years	14,752,954	10,525,456
Due after two years through three years	2,339,358	2,000,070
Due after three years through four years	877,813	750,951
Due after four years through five years	1,990,282	1,184,423
Due after five years through fifteen years	1,037,764	1,576,147
Thereafter	44,284	40,525
Total par value	$49,784,890	$41,830,776

Table 4.4 - Advances by Current Interest Rate Terms
(dollars in thousands)

	March 31, 2023	December 31, 2022
Fixed-rate	$36,153,914	$31,976,911
Variable-rate	13,630,976	9,853,865
Total par value	$49,784,890	$41,830,776

Credit Risk Exposure and Security Terms. Our advances are primarily made to member financial institutions, including commercial banks, insurance companies, savings institutions, and credit unions. We endeavor to manage our credit exposure to secured member credit products through an integrated approach that generally includes establishing a credit limit for each borrower. This approach includes an ongoing review of each borrower's financial condition, and collateral and lending policies that are intended to limit risk of loss while balancing borrowers' needs for a reliable source of funding. For additional information on credit risk exposure and security terms see Part II — Item 8 — Financial Statements and Supplementary Data — Note 6 — Advances in the 2022 Annual Report.

Using a risk-based approach and taking into consideration each borrower's financial strength, we consider the types and level of collateral to be the primary indicator of credit quality on our credit products. At March 31, 2023, and December 31, 2022, we had rights to collateral, on a borrower-by-borrower basis, with an estimated value in excess of our outstanding extensions of credit.

We continue to evaluate and make changes to our collateral guidelines based on market conditions. At March 31, 2023, and December 31, 2022, none of our advances were past due, on nonaccrual status, or considered impaired. In addition, there were no modifications for borrowers experiencing financial difficulties related to advances during the three months ended March 31, 2023 and 2022.

Based upon the collateral held as security, our credit extension and collateral policies, management's credit analysis, and the repayment history on advances, we have not recorded any allowance for credit losses on our advances at March 31, 2023, and December 31, 2022.

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

Table 5.1 - Mortgage Loans Held for Portfolio
(dollars in thousands)

	March 31, 2023	December 31, 2022
Real estate
Fixed-rate 15-year single-family mortgages	$215,137	$224,307
Fixed-rate 20- and 30-year single-family mortgages	2,472,517	2,496,044
Premiums	39,296	40,305
Discounts	(1,647)	(1,660)
Deferred derivative gains, net	1,309	1,333
Total mortgage loans held for portfolio(1)	2,726,612	2,760,329
Less: allowance for credit losses	(2,000)	(1,900)
Total mortgage loans, net of allowance for credit losses	$2,724,612	$2,758,429
________________________
(1)    Excludes accrued interest receivable of $14.3 million at both March 31, 2023, and December 31, 2022.

Table 5.2 - Mortgage Loans Held for Portfolio by Collateral/Guarantee Type
(dollars in thousands)

	March 31, 2023	December 31, 2022
Conventional mortgage loans	$2,529,344	$2,557,230
Government mortgage loans	158,310	163,121
Total par value	$2,687,654	$2,720,351

Credit-Enhancements. Our allowance for credit losses factors in the credit-enhancements associated with conventional mortgage loans under the MPF program. These credit-enhancements apply after the homeowner's equity is exhausted and can include primary and/or supplemental mortgage insurance or other kinds of credit-enhancement. The credit risk analysis of our conventional loans is performed at the individual master commitment level to determine the credit-enhancements available to recover losses on loans under each individual master commitment. For additional information on credit enhancements see Part II — Item 8 — Financial Statements and Supplementary Data — Note 7 — Mortgage Loans Held for Portfolio — Credit-Enhancements in the 2022 Annual Report.

Payment Status of Mortgage Loans. Payment status is a key credit quality indicator for conventional mortgage loans and allows us to monitor borrower performance. A past due loan is one where the borrower has failed to make a full payment of principal and interest within 30 days of its due date. Other delinquency statistics include nonaccrual loans and loans in process of foreclosure. Tables 5.3 and 5.4 present the payment status for conventional mortgage loans and other delinquency statistics for all mortgage loans at March 31, 2023, and December 31, 2022.

Table 5.3 - Credit Quality Indicator for Conventional Mortgage Loans
(dollars in thousands)

	March 31, 2023
	Year of Origination
Payment Status at Amortized Cost(1)	Prior to 2019	2019 to 2023	Total
Past due 30-59 days delinquent	$12,976	$6,638	$19,614
Past due 60-89 days delinquent	3,451	649	4,100
Past due 90 days or more delinquent	9,047	1,773	10,820
Total past due	25,474	9,060	34,534
Total current loans	1,271,680	1,259,154	2,530,834
Total conventional mortgage loans	$1,297,154	$1,268,214	$2,565,368

	December 31, 2022
	Year of Origination
Payment Status at Amortized Cost(1)	Prior to 2018	2018 to 2022	Total
Past due 30-59 days delinquent	$9,640	$9,274	$18,914
Past due 60-89 days delinquent	2,844	1,554	4,398
Past due 90 days or more delinquent	9,638	5,444	15,082
Total past due	22,122	16,272	38,394
Total current loans	1,161,468	1,394,290	2,555,758
Total conventional mortgage loans	$1,183,590	$1,410,562	$2,594,152
_________________________
(1)    Amortized cost excludes accrued interest receivable.

Table 5.4 - Other Delinquency Statistics of Mortgage Loans
(dollars in thousands)

	March 31, 2023
	Amortized Cost in Conventional Mortgage Loans	Amortized Cost in Government Mortgage Loans	Total
In process of foreclosure (1)	$3,009	$827	$3,836
Serious delinquency rate (2)	0.43%	1.42%	0.49%
Past due 90 days or more still accruing interest	$—	$2,238	$2,238
Loans on nonaccrual status (3)	$10,820	$—	$10,820

	December 31, 2022
	Amortized Cost in Conventional Mortgage Loans	Amortized Cost in Government Mortgage Loans	Total
In process of foreclosure (1)	$2,898	$891	$3,789
Serious delinquency rate (2)	0.58%	1.42%	0.63%
Past due 90 days or more still accruing interest	$—	$2,359	$2,359
Loans on nonaccrual status (3)	$15,246	$—	$15,246
_______________________
(1)    Includes loans where the decision of foreclosure or similar alternative such as pursuit of deed-in-lieu of foreclosure has been reported.
(2)    Loans that are 90 days or more past due or in the process of foreclosure expressed as a percentage of the recorded investment in the total loan portfolio class.
(3)    As of March 31, 2023, and December 31, 2022, $6.1 million and $8.7 million, respectively, of conventional mortgage loans on nonaccrual status did not have an associated allowance for credit losses because either these loans were charged off or the fair value of the underlying collateral, including any credit enhancements, is greater than the amortized cost of the loans.

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

Table 5.5 presents a roll forward of the allowance for credit losses on conventional mortgage loans for the three months ended March 31, 2023 and 2022.

Table 5.5 - Allowance for Credit Losses on Conventional Mortgage Loans
(dollars in thousands)

	For the Three Months Ended March 31,
	2023	2022
Allowance for credit losses (1)
Balance, beginning of period	$1,900	$1,700
Recoveries	6	—
Provision for (reduction of) credit losses	94	(100)
Balance, end of period	$2,000	$1,600
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

The servicer provides and maintains insurance or a guarantee from the applicable government agency. The servicer is responsible for compliance with all government agency requirements and for obtaining the benefit of the applicable insurance or guaranty with respect to defaulted government-guaranteed mortgage loans. Any losses incurred on these loans that are not recovered from the insurer or guarantor are absorbed by the related servicer. Therefore, we only have credit risk for these loans if the servicer fails to pay for losses not covered by insurance or guarantees, but in such instances we would have recourse against the servicer for such failure. Due to government guarantees or insurance on our government loans, there is no allowance for credit losses for the government mortgage loan portfolio as of March 31, 2023, and December 31, 2022. Additionally, government mortgage loans are not placed on nonaccrual status due to the government guarantee or insurance on these loans and the contractual obligation of the loan servicers to repurchase their related loans when certain criteria are met.

"Mortgage Partnership Finance," "MPF," "eMPF" and "MPF Xtra" are registered trademarks of the Federal Home Loan Bank of Chicago.

Note 6 — Derivatives and Hedging Activities

Table 6.1 - Fair Value of Derivative Instruments
(dollars in thousands)

	March 31, 2023			December 31, 2022
	Notional Amount of Derivatives	Derivative Assets	Derivative Liabilities	Notional Amount of Derivatives	Derivative Assets	Derivative Liabilities
Derivatives designated as hedging instruments
Interest-rate swaps	$43,017,909	$28,495	$(1,224,202)	$38,356,160	$47,000	$(1,394,051)
Forward-start interest-rate swaps	1,391,000	—	(2,239)	1,391,000	756	(40)
Total derivatives designated as hedging instruments	44,408,909	28,495	(1,226,441)	39,747,160	47,756	(1,394,091)

Derivatives not designated as hedging instruments
Interest-rate swaps	102,000	—	(1,231)	107,000	1	(226)
CO bond firm commitments	15,000	27	—	35,000	50	—
Mortgage-delivery commitments (1)	16,919	67	(12)	3,454	47	(2)
Total derivatives not designated as hedging instruments	133,919	94	(1,243)	145,454	98	(228)
Total notional amount of derivatives	$44,542,828			$39,892,614
Total derivatives before netting and collateral adjustments		28,589	(1,227,684)		47,854	(1,394,319)
Netting adjustments and cash collateral, including related accrued interest (2)		399,966	1,223,075		382,890	1,368,679
Derivative assets and derivative liabilities		$428,555	$(4,609)		$430,744	$(25,640)
_______________________
(1)    Mortgage-delivery commitments are classified as derivatives with changes in fair value recorded in other income.
(2)    Amounts represent the effect of master-netting agreements intended to allow us to settle positive and negative positions with the same counterparty. Cash collateral posted, including accrued interest, was $1.6 billion and $1.8 billion at March 31, 2023, and December 31, 2022, respectively. The change in cash collateral posted is included in the net change in interest-bearing deposits in the statement of cash flows. Cash collateral received, including accrued interest, was $450 thousand at March 31, 2023.

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

Table 6.2 - Net Gains (Losses) on Fair Value Hedging Relationships
(dollars in thousands)

	For the Three Months Ended March 31, 2023
	Advances	Available-for-sale Securities	CO Bonds
Total interest income (expense) in the statements of operations	$501,206	$167,680	$(378,094)

Gains (losses) on hedging relationships
Changes in fair value:
Derivatives	$(68,586)	$(233,315)	$241,907
Hedged items	67,518	227,211	(242,057)
Net changes in fair value before price alignment interest	(1,068)	(6,104)	(150)
Price alignment interest(1)	(1,754)	(10,058)	283
Net interest settlements on derivatives(2)(3)	28,455	97,226	(140,810)
Net gains (losses) on qualifying hedging relationships	25,633	81,064	(140,677)
Amortization/accretion of discontinued hedging relationships	(512)	—	526
Net gains (losses) on derivatives and hedging activities recorded in net interest income	$25,121	$81,064	$(140,151)

	For the Three Months Ended March 31, 2022
	Advances	Available-for-sale Securities	CO Bonds
Total interest income (expense) in the statements of operations	$33,993	$44,733	$(43,900)

Gains (losses) on hedging relationships
Changes in fair value:
Derivatives	$95,849	$636,682	$(569,233)
Hedged items	(94,496)	(622,340)	569,710
Net changes in fair value before price alignment interest	1,353	14,342	477
Price alignment interest(1)	(22)	(51)	2
Net interest settlements on derivatives(2)(3)	(9,926)	(37,391)	26,791
Net (losses) gains on qualifying hedging relationships	(8,595)	(23,100)	27,270
Amortization/accretion of discontinued hedging relationships	(263)	—	502
Net (losses) gains on derivatives and hedging activities recorded in net interest income	$(8,858)	$(23,100)	$27,772
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

Table 6.3 - Net Gains (Losses) on Cash Flow Hedging Relationships
(dollars in thousands)

	For the Three Months Ended March 31,
	2023	2022
Forward-start interest rate swaps - CO Bonds
Losses reclassified from accumulated other comprehensive loss into interest expense	$(1,127)	$(1,438)
(Losses) gains recognized in other comprehensive income	(11,755)	22,058

For the three months ended March 31, 2023 and 2022, there were no reclassifications from accumulated other comprehensive income into earnings as a result of the discontinuance of cash-flow hedges because the original forecasted transactions were not expected to occur by the end of the originally specified time period or within a two-month period thereafter. As of March 31, 2023, the maximum length of time over which we are hedging our exposure to the variability in future cash flows for forecasted transactions is eight years.

As of March 31, 2023, the amount of deferred net losses on derivatives accumulated in other comprehensive income related to cash flow hedges expected to be reclassified to earnings during the next 12 months is $4.3 million.

Table 6.4 - Cumulative Basis Adjustments for Fair-Value Hedges
(dollars in thousands)

	March 31, 2023
Line Item in Statement of Condition	Amortized Cost of Hedged Asset/ Liability(1)	Cumulative Basis Adjustments for Active Hedging Relationships Included in Amortized Cost	Cumulative Basis Adjustments for Discontinued Hedging Relationships Included in Amortized Cost	Cumulative Amount of Fair Value Hedging Basis Adjustments
Advances	$5,681,843	$(131,431)	$2,714	$(128,717)
Available-for-sale securities	11,521,459	(963,044)	—	(963,044)
Consolidated obligation bonds	23,503,416	(1,140,752)	28,978	(1,111,774)
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

Table 6.5 - Impact of Variation Margin for Cleared Derivatives on the Statement of Cash Flows
(dollars in thousands)

	Increase (decrease) on Cash Flow Statement
	For the Three Months Ended March 31,
	2023	2022
Operating activity - net change in derivatives and hedging activities	$(126,571)	$700,104
Financing activity - net (payments) proceeds on derivatives with a financing element	(3,666)	65,795
Total variation margin (posted) received on cleared derivatives	$(130,237)	$765,899

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

Certain of our uncleared derivatives master-netting agreements contain provisions that require us to post additional collateral with our uncleared derivatives counterparties if our credit ratings are lowered. Under the terms that govern such agreements, if our credit rating is lowered by Moody's Investors Service Inc. (Moody's) or Standard & Poor’s Financial Services LLC (S&P) to a certain level, we are required to deliver additional collateral on uncleared derivatives. In the event of a split between such credit ratings, the lower rating governs. The aggregate fair value of all uncleared derivatives with these provisions that were in a net-liability position (before cash collateral and related accrued interest) at March 31, 2023, was $749.4 million for which we had delivered collateral with a post-haircut value of $753.2 million in accordance with the terms of the master-netting agreements. Securities collateral is subject to valuation haircuts in accordance with the terms of the master-netting arrangements. Table 6.6 sets forth the post-haircut value of incremental collateral that certain uncleared derivatives counterparties could have required us to deliver based on incremental credit rating downgrades at March 31, 2023.

Table 6.6 - Post Haircut Value of Incremental Collateral to be Delivered as of March 31, 2023
(dollars in thousands)

Ratings Downgrade (1)
From	To	Incremental Collateral
AA+	AA or AA-	$—
AA-	A+, A or A-	—
A-	below A-	37,181
_______________________
(1)    Ratings are expressed in this table according to S&P's conventions but include the equivalent of such rating by Moody's. If there is a split rating, the lower rating is used.

For cleared derivatives, the DCO is our counterparty. The DCO notifies the clearing member of the required initial and variation margin and our agent (clearing member) in turn notifies us. We utilize one of two DCOs, for each cleared derivative transaction, Chicago Mercantile Exchange, Inc. (CME Inc.) or LCH Limited (LCH Ltd). Based upon their rulebooks, we characterize variation margin payments as daily settlement payments, rather than as collateral. At both DCOs, posted initial margin is considered collateral. We post initial margin and exchange variation margin through a clearing member of the DCO which clears our trades, acts as our agent to the DCO and guarantees our performance to the DCO, subject to the terms of relevant agreements. These arrangements expose us to credit risk in the event that one of our clearing members or one of the DCOs fails to meet its obligations. The use of cleared derivatives is intended to mitigate credit risk exposure because the DCO, which is fully secured at all times through margin received from its clearing members, is substituted for the credit risk exposure of individual counterparties in uncleared derivatives, and collateral is posted at least once daily for changes in the fair value of cleared derivatives through a clearing member.

For cleared derivatives, the DCO determines initial margin requirements. Our clearing members, which are U.S. Commodity Futures Trading Commission-registered futures commission merchants, may require us to post margin in excess of DCO requirements based on our credit or other considerations, including but not limited to, credit rating downgrades. We were not required to post any such excess margin by our clearing members based on credit or any other considerations at March 31, 2023.

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

Table 6.7 presents separately the fair value of derivatives that are subject to netting due to a legal right of offset based on the terms of our master netting arrangements or similar agreements as of March 31, 2023, and December 31, 2022, and the fair value of derivatives that are not subject to such netting. Derivatives subject to netting include any related cash collateral received from or pledged to counterparties.

Table 6.7 - Netting of Derivative Assets and Derivative Liabilities
(dollars in thousands)

	March 31, 2023
	Derivative Instruments Meeting Netting Requirements
	Gross Recognized Amount	Gross Amounts of Netting Adjustments (1)	Derivative Instruments Not Meeting Netting Requirements	Total Derivative Assets and Total Derivative Liabilities
Derivative Assets
Interest-rate swaps
Uncleared	$27,958	$(24,142)		$3,816
Cleared	537	424,108		424,645
CO bond firm commitments			$27	27
Mortgage delivery commitments			67	67
Total				$428,555

Derivative Liabilities
Interest-rate swaps
Uncleared	$(1,198,465)	$1,193,868		$(4,597)
Cleared	(29,207)	29,207		—
Mortgage delivery commitments			$(12)	(12)
Total				$(4,609)

	December 31, 2022
	Derivative Instruments Meeting Netting Requirements
	Gross Recognized Amount	Gross Amounts of Netting Adjustments (1)	Derivative Instruments Not Meeting Netting Requirements	Total Derivative Assets and Total Derivative Liabilities
Derivative Assets
Interest-rate swaps
Uncleared	$23,782	$(23,782)		$—
Cleared	23,975	406,672		430,647
CO bond firm commitments			$50	50
Mortgage delivery commitment			47	47
Total				$430,744

Derivative Liabilities
Interest-rate swaps
Uncleared	$(1,393,633)	$1,367,995		$(25,638)
Cleared	(684)	684		—
Mortgage delivery commitment			$(2)	(2)
Total				$(25,640)
_______________________
(1)    Includes gross amounts of netting adjustments and cash collateral.

Note 7 — Deposits

We offer demand and overnight deposits for members and qualifying nonmembers. Members that service mortgage loans may deposit funds collected in connection with mortgage loans pending disbursement of such funds to the owners of the mortgage loans, which we classify as "other" in the following table.

Table 7.1 - Deposits
(dollars in thousands)

	March 31, 2023	December 31, 2022
Interest-bearing
Demand and overnight	$852,817	$632,635
Other	—	1,867
Noninterest-bearing
Other	19,539	20,985
Total deposits	$872,356	$655,487

Note 8 — Consolidated Obligations

CO Bonds. CO bonds for which we have received issuance proceeds and are primarily liable were as follows:

Table 8.1 - CO Bonds Outstanding by Contractual Maturity
(dollars in thousands)

	March 31, 2023		December 31, 2022
	Amount	Weighted Average Rate (1)	Amount	Weighted Average Rate (1)
Due in one year or less	$17,946,400	4.37%	$10,616,385	3.15%
Due after one year through two years	7,458,500	2.53	5,321,650	1.85
Due after two years through three years	5,808,340	1.92	4,993,600	1.70
Due after three years through four years	5,455,450	1.39	5,951,355	1.10
Due after four years through five years	2,342,400	3.23	2,099,000	2.24
Thereafter	3,745,255	2.31	3,916,865	2.09
Total par value	42,756,345	3.09%	32,898,855	2.17%
Premiums	35,114		27,902
Discounts	(9,849)		(8,033)
Hedging adjustments	(1,111,774)		(1,353,181)
Total	$41,669,836		$31,565,543
_______________________
(1)    The CO bonds' weighted-average rate excludes concession fees.

Table 8.2 - CO Bonds Outstanding by Call Feature
(dollars in thousands)

	March 31, 2023	December 31, 2022
Noncallable and nonputable	$22,109,655	$15,039,805
Callable	20,646,690	17,859,050
Total par value	$42,756,345	$32,898,855

Table 8.3 - CO Bonds Outstanding by Contractual Maturity or Next Call Date
(dollars in thousands)

	March 31, 2023	December 31, 2022
Due in one year or less	$34,583,900	$26,319,885
Due after one year through two years	2,710,500	1,843,150
Due after two years through three years	2,229,340	1,952,600
Due after three years through four years	1,254,950	1,370,355
Due after four years through five years	849,400	438,000
Thereafter	1,128,255	974,865
Total par value	$42,756,345	$32,898,855

Table 8.4 - CO Bonds by Interest Rate-Payment Type
(dollars in thousands)

	March 31, 2023	December 31, 2022
Fixed-rate	$26,760,955	$22,667,605
Simple variable-rate	9,865,000	4,200,000
Step-up (1)	6,130,390	6,031,250
Total par value	$42,756,345	$32,898,855
_______________________
(1)    Step-up bonds pay interest at increasing fixed rates for specified intervals over the life of the CO bond and can be called at our option on the step-up dates.

CO Discount Notes. Outstanding CO discount notes for which we were primarily liable, all of which are due within one year, were as follows:

Table 8.5 - CO Discount Notes Outstanding
(dollars in thousands)

	Book Value	Par Value	Weighted Average Rate (1)
March 31, 2023	$33,448,155	$33,671,951	4.79%
December 31, 2022	$26,975,260	$27,109,244	4.22%
_______________________
(1)    CO discount notes' weighted-average rate represents a yield to maturity excluding concession fees.

Note 9 — Affordable Housing Program

Table 9.1 - AHP Liability
(dollars in thousands)

	March 31, 2023	December 31, 2022
Balance at beginning of year	$76,622	$70,503
AHP expense for the period	6,375	20,521
AHP voluntary contribution	—	5,479
AHP direct grant disbursements	(2,450)	(17,683)
AHP subsidy for AHP advance disbursements	(1,566)	(3,155)
Return of previously disbursed grants and subsidies	—	957
Balance at end of period	$78,981	$76,622

Note 10 — Capital

We are subject to capital requirements under our capital plan, the Federal Home Loan Bank Act of 1932 (as amended, the FHLBank Act), and FHFA regulations and guidance:

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

Table 10.1 - Regulatory Capital Requirements
(dollars in thousands)

Risk-Based Capital Requirements	March 31, 2023	December 31, 2022

Permanent capital
Class B capital stock	$2,404,394	$2,031,178
Mandatorily redeemable capital stock	10,290	10,290
Retained earnings	1,716,752	1,690,568
Total permanent capital	$4,131,436	$3,732,036
Risk-based capital requirement
Credit-risk capital	$138,477	$130,875
Market-risk capital	282,391	225,813
Operations-risk capital	126,260	107,006
Total risk-based capital requirement	$547,128	$463,694
Permanent capital in excess of risk-based capital requirement	$3,584,308	$3,268,342

	March 31, 2023		December 31, 2022
	Required	Actual	Required	Actual
Capital Ratio
Risk-based capital	$547,128	$4,131,436	$463,694	$3,732,036
Total regulatory capital	$3,206,546	$4,131,436	$2,515,902	$3,732,036
Total capital-to-asset ratio	4.0%	5.2%	4.0%	5.9%

Leverage Ratio
Leverage capital	$4,008,182	$6,197,154	$3,144,877	$5,598,054
Leverage capital-to-assets ratio	5.0%	7.7%	5.0%	8.9%

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

Restricted Retained Earnings. At March 31, 2023, our total required contribution to the restricted retained earnings account was $669.0 million. At March 31, 2023, and December 31, 2022, restricted retained earnings totaled $411.1 million and $399.7 million, respectively. These restricted retained earnings are not available to pay dividends.

Note 11 — Accumulated Other Comprehensive Income (Loss)

Table 11.1 - Accumulated Other Comprehensive Income (Loss)
(dollars in thousands)

	Net Unrealized Gain (Loss) on Available-for-sale Securities	Net Unrealized Gain (Loss) Relating to Hedging Activities	Pension and Postretirement Benefits	Total
Balance, December 31, 2021	$58,013	$(26,291)	$(2,755)	$28,967
Other comprehensive income (loss) before reclassifications:
Net unrealized (losses) gains	(141,288)	22,058	—	(119,230)
Reclassifications from other comprehensive income to net income
Reclassification of realized net loss included in net income(1)	2	—	—	2
Amortization - hedging activities (2)	—	1,438	—	1,438
Amortization - pension and postretirement benefits (3)	—	—	23	23
Other comprehensive (loss) income	(141,286)	23,496	23	(117,767)
Balance, March 31, 2022	$(83,273)	$(2,795)	$(2,732)	$(88,800)

Balance, December 31, 2022	$(350,281)	$42,482	$1,374	$(306,425)
Other comprehensive income (loss) before reclassifications:
Net unrealized gains (losses)	10,654	(11,755)	—	(1,101)
Reclassifications from other comprehensive income to net income
Amortization - hedging activities (2)	—	1,127	—	1,127
Other comprehensive income (loss)	10,654	(10,628)	—	26
Balance, March 31, 2023	$(339,627)	$31,854	$1,374	$(306,399)
_______________________
(1)    Recorded in other, net in the statement of operations.
(2)    Recorded in CO bond interest expense.
(3)    Recorded in other expenses in the statement of operations.

Note 12 — Fair Values

A fair-value hierarchy is used to prioritize the inputs of valuation techniques used to measure fair value. A description of the application of the fair-value hierarchy, valuation techniques, and significant inputs is disclosed in Part II — Item 8 — Financial Statements and Supplementary Data — Note 15 — Fair Values in the 2022 Annual Report. There have been no material changes in the fair-value hierarchy classification of financial assets and liabilities, valuation techniques, or significant inputs during the three months ended March 31, 2023.

Table 12.1 presents the carrying value, fair value, and fair value hierarchy of our financial assets and liabilities at March 31, 2023, and December 31, 2022. We record trading securities, available-for-sale securities, derivative assets, derivative liabilities, and certain other assets at fair value on a recurring basis and certain mortgage loans, and certain other assets at fair value on a non-recurring basis. We record all other financial assets and liabilities at amortized cost. Refer to Table 12.2 for further details about the financial assets and liabilities held at fair value on either a recurring or non-recurring basis.

Table 12.1 - Fair Value Summary
(dollars in thousands)

	March 31, 2023
	Carrying Value	Total Fair Value	Level 1	Level 2	Level 3	Netting Adjustments and Cash Collateral(2)
Financial instruments
Assets:
Cash and due from banks	$6,594	$6,594	$6,594	$—	$—	$—
Interest-bearing deposits	1,248,687	1,248,687	1,248,687	—	—	—
Securities purchased under agreements to resell	8,400,000	8,399,975	—	8,399,975	—	—
Federal funds sold	2,301,000	2,300,998	—	2,300,998	—	—
Trading securities(1)	1,586	1,586	—	1,586	—	—
Available-for-sale securities(1)	14,106,155	14,106,155	—	14,073,050	33,105	—
Held-to-maturity securities	93,691	93,420	—	93,420	—	—
Advances	49,622,282	49,429,312	—	49,429,312	—	—
Mortgage loans, net	2,724,612	2,484,005	—	2,466,556	17,449	—
Loans to other FHLBanks	1,000,000	999,999	—	999,999	—	—
Accrued interest receivable	157,549	157,549	—	157,549	—	—
Derivative assets(1)	428,555	428,555	—	28,589	—	399,966
Other assets (1)	26,286	26,286	12,041	14,245	—	—
Liabilities:
Deposits	(872,356)	(872,273)	—	(872,273)	—	—
COs:
Bonds	(41,669,836)	(41,201,760)	—	(41,201,760)	—	—
Discount notes	(33,448,155)	(33,447,343)	—	(33,447,343)	—	—
Mandatorily redeemable capital stock	(10,290)	(10,290)	(10,290)	—	—	—
Accrued interest payable	(199,753)	(199,753)	—	(199,753)	—	—
Derivative liabilities(1)	(4,609)	(4,609)	—	(1,227,684)	—	1,223,075
Other:
Commitments to extend credit for advances	—	(8,034)	—	(8,034)	—	—
Standby letters of credit	(1,293)	(1,293)	—	(1,293)	—	—

	December 31, 2022
	Carrying Value	Total Fair Value	Level 1	Level 2	Level 3	Netting Adjustments and Cash Collateral(2)
Financial instruments
Assets:
Cash and due from banks	$7,593	$7,593	$7,593	$—	$—	$—
Interest-bearing deposits	1,485,290	1,485,290	1,485,290	—	—	—
Federal funds sold	2,706,000	2,705,992	—	2,705,992	—	—
Trading securities(1)	1,507	1,507	—	1,507	—	—
Available-for-sale securities(1)	13,626,916	13,626,916	—	13,594,142	32,774	—
Held-to-maturity securities	99,068	98,591	—	98,591	—	—
Advances	41,599,581	41,378,357	—	41,378,357	—	—
Mortgage loans, net	2,758,429	2,483,271	—	2,462,257	21,014	—
Accrued interest receivable	134,268	134,268	—	134,268	—	—
Derivative assets(1)	430,744	430,744	—	47,854	—	382,890
Other assets(1)	25,504	25,504	11,950	13,554	—	—
Liabilities:
Deposits	(655,487)	(655,425)	—	(655,425)	—	—
COs:
Bonds	(31,565,543)	(30,981,391)	—	(30,981,391)	—	—
Discount notes	(26,975,260)	(26,972,926)	—	(26,972,926)	—	—
Mandatorily redeemable capital stock	(10,290)	(10,290)	(10,290)	—	—	—
Accrued interest payable	(130,515)	(130,515)	—	(130,515)	—	—
Derivative liabilities(1)	(25,640)	(25,640)	—	(1,394,319)	—	1,368,679
Other:
Commitments to extend credit for advances	—	(13,327)	—	(13,327)	—	—
Standby letters of credit	(1,168)	(1,168)	—	(1,168)	—	—
_______________________
(1)Carried at fair value and measured on a recurring basis.
(2)These amounts represent the effect of master-netting agreements intended to allow us to settle positive and negative positions and also cash collateral and related accrued interest held or placed with the same clearing member and/or counterparty.

Fair Value Measured on a Recurring and Nonrecurring Basis.

Table 12.2 - Fair Value of Assets and Liabilities Measured at Fair Value on a Recurring and Nonrecurring Basis
(dollars in thousands)

	March 31, 2023
	Level 1	Level 2	Level 3	Netting Adjustments and Cash Collateral (1)	Total
Assets:
Carried at fair value on a recurring basis
Trading securities:
Corporate bonds	$—	$1,586	$—	$—	$1,586
Total trading securities	—	1,586	—	—	1,586
Available-for-sale securities:
U.S. Treasury obligations	—	5,835,902	—	—	5,835,902
HFA securities	—	—	33,105	—	33,105
Supranational institutions	—	354,044	—	—	354,044
U.S. government-owned corporations	—	234,659	—	—	234,659
GSE	—	99,892	—	—	99,892
U.S. government guaranteed – single-family MBS	—	15,926	—	—	15,926
U.S. government guaranteed – multifamily MBS	—	478,844	—	—	478,844
GSE – single-family MBS	—	1,026,358	—	—	1,026,358
GSE – multifamily MBS	—	6,027,425	—	—	6,027,425
Total available-for-sale securities	—	14,073,050	33,105	—	14,106,155
Derivative assets:
Interest-rate-exchange agreements	—	28,495	—	399,966	428,461
CO Bond firm commitments	—	27	—	—	27
Mortgage delivery commitments	—	67	—	—	67
Total derivative assets	—	28,589	—	399,966	428,555
Other assets	12,041	14,245	—	—	26,286
Total assets carried at fair value on a recurring basis	$12,041	$14,117,470	$33,105	$399,966	$14,562,582
Liabilities:
Carried at fair value on a recurring basis
Derivative liabilities
Interest-rate-exchange agreements	$—	$(1,227,672)	$—	$1,223,075	$(4,597)
Mortgage delivery commitments	—	(12)	—	—	(12)
Total liabilities carried at fair value on a recurring basis	$—	$(1,227,684)	$—	$1,223,075	$(4,609)

	December 31, 2022
	Level 1	Level 2	Level 3	Netting Adjustments and Cash Collateral(1)	Total
Assets:
Carried at fair value on a recurring basis
Trading securities:
Corporate bonds	$—	$1,507	$—	$—	$1,507
Total trading securities	—	1,507	—	—	1,507
Available-for-sale securities:
U.S. Treasury obligations	—	5,723,562	—	—	5,723,562
HFA securities	—	—	32,774	—	32,774
Supranational institutions	—	350,352	—	—	350,352
U.S. government-owned corporations	—	227,200	—	—	227,200
GSE	—	97,666	—	—	97,666
U.S. government guaranteed – single-family MBS	—	16,148	—	—	16,148
U.S. government guaranteed – multifamily MBS	—	476,730	—	—	476,730
GSE – single-family MBS	—	765,526	—	—	765,526
GSE – multifamily MBS	—	5,936,958	—	—	5,936,958
Total available-for-sale securities	—	13,594,142	32,774	—	13,626,916
Derivative assets:
Interest-rate-exchange agreements	—	47,757	—	382,890	430,647
CO Bond firm commitments	—	50	—	—	50
Mortgage delivery commitments	—	47	—	—	47
Total derivative assets	—	47,854	—	382,890	430,744
Other assets	11,950	13,554	—	—	25,504
Total assets carried at fair value on a recurring basis	$11,950	$13,657,057	$32,774	$382,890	$14,084,671
Carried at fair value on a nonrecurring basis(2)
Mortgage loans held for portfolio	$—	$—	$90	$—	$90
Total assets carried at fair value on a nonrecurring basis	$—	$—	$90	$—	$90
Liabilities:
Carried at fair value on a recurring basis
Derivative liabilities
Interest-rate-exchange agreements	$—	$(1,394,317)	$—	$1,368,679	$(25,638)
Mortgage delivery commitments	—	(2)	—	—	(2)
Total liabilities carried at fair value on a recurring basis	$—	$(1,394,319)	$—	$1,368,679	$(25,640)
_______________________
(1)    These amounts represent the effect of master-netting agreements intended to allow us to settle positive and negative positions and also cash collateral and related accrued interest held or placed with the same clearing member and/or counterparty.
(2)    We measure certain mortgage loans held for portfolio at fair value on a nonrecurring basis, that is, they are not measured at fair value on an ongoing basis but are subject to fair-value adjustments only in certain circumstances. The fair values presented are as of the date the fair value adjustment was recorded.

Table 12.3 presents a reconciliation of available-for-sale securities that are measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the three months ended March 31, 2023 and 2022.

Table 12.3 - Roll Forward of Level 3 Available-for-Sale Securities
(dollars in thousands)

	For the Three Months Ended March 31,
	2023	2022
	HFA Securities	HFA Securities
Balance at beginning of period	$32,774	$62,265
Total gains (losses) included in other comprehensive income
Net unrealized gains (losses)	331	(821)
Balance at end of period	$33,105	$61,444

Total amount of unrealized gains (losses) for the period included in other comprehensive income relating to securities held at period end	$331	$(821)

Note 13 — Commitments and Contingencies

Joint and Several Liability. COs are backed by the financial resources of the 11 district Federal Home Loan Banks (the FHLBanks or the FHLBank System). The FHFA has authority to require any FHLBank to repay all or a portion of the principal and interest on COs for which another FHLBank is the primary obligor. No FHLBank has ever been asked or required to repay the principal or interest on any CO on behalf of another FHLBank. We evaluate the financial condition of the other FHLBanks primarily based on known regulatory actions, publicly available financial information, and individual long-term credit-rating action as of each period-end presented. Based on this evaluation, as of March 31, 2023, and through the filing of this report, we do not believe it is likely that we will be required to repay the principal or interest on any CO on behalf of another FHLBank.

We have considered applicable FASB guidance and determined it is not necessary to recognize a liability for the fair value of our joint and several liability for all of the COs. The joint and several obligation is mandated by the FHLBank Act, as implemented by FHFA regulations, and is not the result of an arms-length transaction among the FHLBanks. The FHLBanks have no control over the amount of the guaranty or the determination of how each FHLBank would perform under the joint and several obligation. Because the FHLBanks are subject to the authority of the FHFA as it relates to decisions involving the allocation of the joint and several liability for the FHLBanks' COs, the FHLBanks' joint and several obligation is excluded from the initial recognition and measurement provisions. Accordingly, we have not recognized a liability for our joint and several obligation related to other FHLBanks' COs at March 31, 2023, and December 31, 2022. The par amounts of other FHLBanks' outstanding COs for which we are jointly and severally liable totaled $1.4 trillion and $1.1 trillion at March 31, 2023, and December 31, 2022, respectively. See Note 8 — Consolidated Obligations for additional information.

Off-Balance-Sheet Commitments

Table 13.1 - Off-Balance Sheet Commitments (1)
(dollars in thousands)

	March 31, 2023			December 31, 2022
	Expire within one year	Expire after one year	Total	Expire within one year	Expire after one year	Total
Standby letters of credit outstanding (2)	$9,463,137	$165,535	$9,628,672	$10,148,761	$77,521	$10,226,282
Commitments for unused lines of credit - advances (3)	1,146,950	—	1,146,950	1,123,269	—	1,123,269
Commitments to make additional advances	209,455	21,442	230,897	57,024	29,010	86,034
Commitments to invest in mortgage loans	16,919	—	16,919	3,454	—	3,454
Unsettled CO bonds, at par	242,000	—	242,000	172,140	—	172,140
Unsettled CO discount notes, at par	—	—	—	32,480	—	32,480
__________________________
(1)    We have determined that it is unnecessary to record any liability for credit losses on these agreements.

(2)    The amount of standby letters of credit outstanding excludes commitments to issue standby letters of credit that expire within one year. At March 31, 2023, and December 31, 2022, these amounts totaled $750 thousand and $22.0 million, respectively. Also, excluded are commitments to issue standby letters of credit that expire after one year totaling $42.6 million at March 31, 2023.
(3)    Commitments for unused line-of-credit advances are generally for periods of up to 12 months. Since many of these commitments are not expected to be drawn upon, the total commitment amount does not necessarily indicate future liquidity requirements.

Standby Letters of Credit. For a fee we issue standby letters of credit on behalf of our members to support certain obligations of the members to third-party beneficiaries. These standby letters of credit are generally subject to the same collateralization and borrowing limits similar to advances. Standby letters of credit may be offered to assist members and nonmember housing associates in facilitating residential housing finance, community lending, and asset-liability management, and to provide liquidity. In particular, members often use standby letters of credit as collateral for deposits from state and local government agencies. If we are required to make payment for a beneficiary's draw, our strategy is to take prompt action to recover the funds paid to the third-party beneficiary, including converting the payment amount into a collateralized advance to the primary obligor, withdrawing the payment amount from the primary obligor's demand deposit account with us, or selling collateral pledged by the primary obligor in a commercially reasonable manner to offset the payment amount. Historically, standby letters of credit usually expire without being drawn upon. At March 31, 2023, the outstanding standby letters of credit issued expire no later than 2032. Currently, we offer new standby letters of credit with terms typically up to 10 years, while terms greater than 10 years may be available on an exception basis. Unearned fees for the value of the guarantees related to standby letters of credit are recorded in other liabilities and totaled $1.3 million and $1.2 million at March 31, 2023, and December 31, 2022, respectively.

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

Table 14.1 - Shareholder Concentrations, Balance Sheet
(dollars in thousands)

	Capital Stock Outstanding	Percent of Total Capital Stock	Par Value of Advances	Percent of Total Par Value of Advances	Total Accrued Interest Receivable	Percent of Total Accrued Interest Receivable on Advances
March 31, 2023
Citizens Bank, N.A.	$533,583	22.1%	$11,779,001	23.7%	$15,867	15.4%
Webster Bank, N.A.	359,918	14.9	8,560,461	17.2	23,895	23.2

December 31, 2022
Citizens Bank, N.A.	$363,769	17.8%	$8,519,007	20.4%	$5,662	7.8%
Webster Bank, N.A.	221,408	10.8	5,460,552	13.1	9,942	13.6

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

Table 14.2 - Transactions with Directors' Institutions
(dollars in thousands)

	Capital Stock Outstanding	Percent of Total Capital Stock	Par Value of Advances	Percent of Total Par Value of Advances	Total Accrued Interest Receivable	Percent of Total Accrued Interest Receivable on Advances
March 31, 2023	$546,773	22.6%	$12,022,849	24.1%	$16,089	15.6%
December 31, 2022	374,123	18.3	8,683,521	20.8	5,803	8.0

Note 15 — Subsequent Events

On April 21, 2023, the board of directors declared a cash dividend at an annualized rate of 7.55 percent based on daily average capital stock balances outstanding during the first quarter of 2023. The dividend, including dividends classified as interest on mandatorily redeemable capital stock, amounted to $40.0 million and was paid on May 2, 2023.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Index to Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This report includes statements describing anticipated developments, projections, estimates, or predictions of ours that are “forward-looking statements.” These statements may involve matters related to, but not limited to, projections of revenues, income, earnings, capital expenditures, dividends, capital structure, or other financial items; repurchases of excess stock, our minimum retained earnings target, or the interest-rate environment in which we do business; statements of management’s plans or objectives for future operations; expectations of effects or changes in fiscal and monetary policies and our future economic performance; or statements of assumptions underlying certain of the foregoing types of statements. These statements may use forward-looking terminology such as, but not limited to, “anticipates,” “believes,” “continued,” “expects,” “plans,” “intends,” “may,” “could,” “estimates,” “assumes,” “should,” “will,” “likely,” or their negatives or other variations on these terms. We caution that, by their nature, forward-looking statements are subject to a number of risks or uncertainties, including the risk factors set forth in Part I — Item 1A — Risk Factors in the 2022 Annual Report and Part II — Item 1A — Risk Factors of this report and the risks set forth below. Actual results could differ materially from those expressed or implied in these forward-looking statements or could affect the extent to which a particular objective, projection, estimate, or prediction is realized. As a result, you are cautioned not to place undue reliance on such statements. These forward-looking statements speak only as of the date they are made, and we do not undertake to update any forward-looking statement herein or that may be made from time to time on our behalf.

Some of the risks and uncertainties that could affect our forward-looking statements include the following:

•the effects of economic, financial, credit, and market conditions on our financial and regulatory condition and results of operations, including changes in economic growth, general liquidity conditions, inflation and deflation, employment rates, interest rates, interest rate spreads, interest rate volatility, mortgage originations, prepayment activity, housing prices, and asset delinquencies; members’ deposit flows, liquidity needs, and loan demand; changes in benchmark interest rates, including but not limited to the cessation of the LIBOR benchmark rate, the development of alternative rates, including the secured overnight financing rate (SOFR), and the adverse consequences these could have for market participants, including the Bank and its members; changes in the general economy, including changes resulting from U.S. fiscal and monetary policy, such as a failure to increase the U.S. treasury debt ceiling, actions of the Federal Open Market Committee (FOMC), or changes in credit ratings of the U.S. federal government; and the condition of the mortgage and housing markets on our mortgage-related assets; and the condition of the capital markets on our COs;
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
•external events, such as general economic and financial instabilities, including recent turmoil in the banking industry, political instability, wars, including hostilities and sanctions related to the war between Russia and Ukraine, pandemics and other health emergencies, and natural disasters, including disasters caused by significant climate change, which, among other things, could damage our facilities or the facilities of our members, damage or destroy collateral that members have pledged to secure advances or mortgages that we hold for our portfolio, and which could cause us to experience losses or be exposed to a greater risk that pledged collateral would be inadequate in the event of a default;
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

The Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our interim financial statements and notes, which begin on page three, and the 2022 Annual Report.

EXECUTIVE SUMMARY

Net income for the quarter ending March 31, 2023, was $57.2 million, compared with net income of $27.8 million for the same period in 2022. The increase was primarily the result of an increase of $22.9 million in net interest income after provision for credit losses and a decrease of $8.5 million in AHP voluntary expense.

Net interest income after provision for credit losses for the three months ended March 31, 2023, was $81.8 million, compared with $58.9 million for 2022. The $22.9 million increase in net interest income after provision for credit losses was driven by growth in our advances and investments portfolios, growth in capital, and an increase in yields in the three months ended March 31, 2023, resulting from higher market interest rates compared to the same period of the prior year. These improvements to net interest income were moderated by a $35.0 million year-over-year reduction to net interest income due a swing to an $18.9 million net loss from overall hedge ineffectiveness for the three months ended March 31, 2023, from a $16.1 million net gain from overall hedge ineffectiveness for the three months ended March 31, 2022, and a $12.0 million decrease in net accretion of MBS premium, both of which were primarily driven by a decrease of intermediate-term interest rates during the quarter versus an increase in the comparable quarter one year ago.

Our retained earnings grew to $1.7 billion at March 31, 2023, an increase of $26.2 million from December 31, 2022, and equals 2.1 percent of total assets at March 31, 2023. We continue to satisfy all regulatory capital requirements as of March 31, 2023.

On April 21, 2023, our board of directors declared a cash dividend that was equivalent to an annual yield of 7.55 percent, the approximate daily average of SOFR for the first quarter of 2023 plus 300 basis points.

For the quarter ended March 31, 2023, the Bank contributed $6.4 million to its Affordable Housing Program and voluntarily contributed $772 thousand to its Jobs for New England program. Additional information on the AHP and other targeted affordable housing and community investment programs is provided in the 2022 Annual Report.

Our overall results of operations are influenced by the economy and financial markets, and, in particular, by members’ demand for liquidity and our ability to maintain sufficient access to funding at relatively favorable costs. While the effects of high inflation and the Board of Governors of the Federal Reserve System's (the Federal Reserve) aggressive monetary policy response, combined with weakening economic growth as measured by gross domestic product, present uncertainties about the future of the U.S. economy, the quarter ending March 31, 2023, saw a continued increase in demand for advances. During the three months ended March 31, 2023, advances increased to $49.6 billion, an increase of 19.3 percent from $41.6 billion at December 31, 2022. Most of this increase occurred in mid-March as a result of a significant increase in liquidity needs our depository members experienced at that time. The significant increase in advances was concentrated in variable-rate advances, long-term fixed rate advances, short-term fixed-rate advances, and putable fixed-rate advances, reflecting rising demand for wholesale funding at member institutions, which accelerated in the wake of the increase in outflow of deposits during this period.

Generally, investor demand for high credit quality, fixed-income investments, including COs, continued to be strong relative to other investments. Investor appetite for FHLBank System COs remains relatively strong despite the volume of issuance used to keep pace with advance growth. However, the historically large volume of debt that the FHLBank System issued to satisfy member advance demand caused our funding costs to temporarily increase relative to benchmark yields for comparable debt. Our flexibility in utilizing various funding tools, in combination with a diverse investor base and our status as a government-sponsored enterprise, have helped provide reliable market access and demand for consolidated obligations throughout fluctuating market environments and regulatory changes affecting dealers of and investors in COs. The Bank has continued to meet all funding needs during the three months ended March 31, 2023.

Net Interest Income, Margin, and Spread

Net interest spread was 0.17 percent for the three months ended March 31, 2023, a 53 basis point decrease from 2022, and net interest margin was 0.47 percent, a 27 basis point decrease from 2022. The decrease of net interest spread and margin was primarily attributable to the increases in unrealized net losses on fair value hedges and decreases of net accretion of MBS premium, in addition to the impact of higher concentrations of advances and short-term investments on our balance sheet, which tend to have lower spreads to funding costs.

Legislative and Regulatory Developments

Legislative or regulatory developments that may affect the way we conduct business or impact how we satisfy our mission, as well as the value of our membership, that have been proposed or enacted are further described in — Legislative and Regulatory Developments. Such developments affect the way we conduct business and could impact how we satisfy our mission as well as the value of our membership.

LIBOR Transition Preparations

For details regarding the Bank's transition from LIBOR to SOFR, the alternative reference rate to U.S. dollar LIBOR recommended by the Alternative Reference Rates Committee, see the following Risk Factor in our 2022 Annual Report: Part I — Item 1A — Risk Factors — Market and Liquidity Risks — Changes to and replacement of the LIBOR benchmark interest rate could adversely affect our business, financial condition, and results of operations. Additional information is provided in — Financial Condition - Transition from LIBOR to Alternative Reference Rates and in — Legislative and Regulatory Developments - LIBOR Transition.

Cyber Incident

On April 17, 2023, we received notice of a ransomware event at a vendor who provides software services to the Bank. The event did not impact our operations, and we do not expect that the event will have a material impact on our financial condition. The vendor and the Bank are continuing the investigation into the potential extent of this event, including whether it triggers any legally required notifications.

ECONOMIC CONDITIONS

Economic Environment

Real gross domestic product (GDP) increased at an annual rate of 1.1 percent in the first quarter of 2023. The expansion in the first quarter was driven mainly by consumer spending, exports, and government spending. The increase in personal consumption expenditures reflected an increase in spending on both goods and services.

The labor market continued to improve, with job growth averaging 345,000 per month in the first quarter of 2023. In April 2023, employment increased by 253,000 and the unemployment rate was 3.4 percent. The unemployment rate for the New England region in March 2023 was 3.4 percent, ranging from 2.4 percent in New Hampshire to 4.0 percent in Connecticut.

In April 2023, the Consumer Price Index (CPI) increased 0.4 percent from the preceding month, representing a year-over-year increase of 4.9 percent. CPI inflation over the previous month was driven mainly by the cost of shelter, used cars, and gasoline. The FHFA reported that house prices rose 4.0 percent across the U.S. from February 2022 to February 2023. Over the same period, home prices in New England rose 5.4 percent.

Interest-Rate Environment

On May 3, 2023, the FOMC raised the target range for the federal funds rate to between 500 and 525 basis points and stated that it will weigh a wide range of information in determining the extent to which future rate hikes might be needed. The FOMC also stated that it would continue reducing its holdings of Treasury securities, agency debt, and agency mortgage-backed securities by reinvesting principal payments from its securities holdings only if they exceed monthly caps.

As the Federal Reserve continued with a tightening policy stance, short-term rates rose commensurate with the magnitude of the increase in the federal funds rate. At the end of the first quarter of 2023, 5- and 10-year Treasury rates were lower than overnight and 3-month rates, consistent with expectations of further interest rate hikes in the near term followed by softening economic activity leading to a fall in interest rates over a longer term.

Table 1 - Key Interest Rates(1)

	Three Month Average		Ending Rate
	March 31, 2023	March 31, 2022	March 31, 2023	December 31, 2022
SOFR	4.50%	0.09%	4.87%	4.30%
Federal funds effective rate	4.52%	0.12%	4.83%	4.33%
3-month LIBOR	4.92%	0.52%	5.19%	4.77%
3-month U.S. Treasury yield	4.69%	0.28%	4.69%	4.34%
2-year U.S. Treasury yield	4.36%	1.45%	4.03%	4.43%
5-year U.S. Treasury yield	3.81%	1.83%	3.57%	4.00%
10-year U.S. Treasury yield	3.64%	1.95%	3.47%	3.87%
________________
(1)    Source: Bloomberg

SELECTED FINANCIAL DATA

The following financial highlights for the statement of condition and statement of operations for December 31, 2022, have been derived from our audited financial statements. Financial highlights for the quarter-ends have been derived from our unaudited financial statements.

Table 2 - Selected Financial Data
(dollars in thousands)

	As of and for the Three Months Ended
	March 31, 2023	December 31, 2022	September 30, 2022	June 30, 2022	March 31, 2022
Statement of Condition
Total assets	$80,163,644	$62,897,549	$58,869,539	$62,063,994	$32,395,662
Investments(1)	27,151,119	17,918,781	21,748,784	28,254,534	16,849,318
Advances	49,622,282	41,599,581	33,665,311	30,318,486	11,816,428
Mortgage loans held for portfolio, net(2)	2,724,612	2,758,429	2,820,696	2,897,373	2,998,682
Deposits and other borrowings	872,356	655,487	938,551	1,066,459	803,383
Consolidated obligations:
Bonds	41,669,836	31,565,543	32,818,095	32,721,605	26,070,923
Discount notes	33,448,155	26,975,260	21,684,635	25,096,230	2,878,513
Total consolidated obligations	75,117,991	58,540,803	54,502,730	57,817,835	28,949,436
Mandatorily redeemable capital stock	10,290	10,290	10,397	10,703	13,418
Class B capital stock outstanding-putable(3)	2,404,394	2,031,178	1,717,748	1,557,243	929,482
Unrestricted retained earnings	1,305,619	1,290,873	1,267,192	1,230,558	1,202,685
Restricted retained earnings	411,133	399,695	388,621	376,620	368,420
Total retained earnings	1,716,752	1,690,568	1,655,813	1,607,178	1,571,105
Accumulated other comprehensive loss	(306,399)	(306,425)	(244,075)	(216,409)	(88,800)
Total capital	3,814,747	3,415,321	3,129,486	2,948,012	2,411,787
Results of Operations
Net interest income after provision for credit losses	$81,827	$70,813	$83,120	$69,416	$58,942
Other income, net	4,364	4,470	4,290	3,818	1,066
Other expense	22,629	13,742	20,721	27,667	29,073
AHP assessments	6,375	6,172	6,682	4,567	3,100
Net income	$57,187	$55,369	$60,007	$41,000	$27,835
Other Information
Dividends declared	$31,003	$20,614	$11,372	$4,927	$5,136
Dividend payout ratio	54.21%	37.23%	18.95%	12.02%	18.45%
Weighted-average dividend rate(4)	6.67	5.16	3.72	2.09	2.05
Return on average equity(5)	6.50	6.86	7.97	6.13	4.50
Return on average assets	0.32	0.35	0.41	0.35	0.35
Net interest margin(6)	0.47	0.45	0.58	0.60	0.74
Average equity to average assets	4.93	5.04	5.18	5.78	7.69
Total regulatory capital ratio(7)	5.15	5.93	5.75	5.12	7.76
_______________________
(1)Investments include available-for-sale securities, held-to-maturity securities, trading securities, interest-bearing deposits, securities purchased under agreements to resell, federal funds sold and loans to other FHLBanks.
(2)The allowance for credit losses for mortgage loans amounted to $2.0 million as of March 31, 2023, $1.9 million as of December 31, 2022, $2.0 million as of September 30, 2022, $1.5 million as of June 30, 2022, and $1.6 million as of March 31, 2022, respectively.
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

(7)Total regulatory capital ratio is capital stock (including mandatorily redeemable capital stock) plus total retained earnings as a percentage of total assets. See Item 1 — Financial Statements — Notes to the Financial Statements — Note 10 — Capital.

RESULTS OF OPERATIONS

Net income increased to $57.2 million for the three months ended March 31, 2023, from $27.8 million for the same period in 2022. The primary reasons for the increase are discussed under — Executive Summary.

Net Interest Income

Net interest income after provision for credit losses for the three months ended March 31, 2023, was $81.8 million, compared with $58.9 million for the same period in 2022. The $22.9 million increase in net interest income after provision for credit losses was driven by a $31.9 billion increase in the average balance of advances, a $6.8 billion increase in the average balance of money market investments, a $603.4 million increase in the average balance of investments securities, growth in capital, and an increase in yields. These positive factors were partially offset by a $308.3 million decrease in the average balance of mortgage loans, a $35.0 million year-over-year reduction to net interest income due a swing to an $18.9 million net loss from overall hedge ineffectiveness for the three months ended March 31, 2023 from a $16.1 million net gain from overall hedge ineffectiveness for the three months ended March 31, 2022, and a $12.0 million decrease in net accretion of MBS premium. Net interest spread was 0.17 percent for the three months ended March 31, 2023, a decrease of 53 basis points from the same period in 2022, and net interest margin was 0.47 percent, a decrease of 27 basis points from the same period in 2022. See — Executive Summary for additional information.

Table 3 presents major categories of average balances, related interest income/expense, and average yields/rates for interest-earning assets and interest-bearing liabilities. Our primary source of earnings is net interest income, which is the interest earned on advances, mortgage loans, and investments less interest paid on COs, deposits, and other sources of funds.

Table 3 - Net Interest Spread and Margin
(dollars in thousands)

	For the Three Months Ended March 31,
	2023			2022
	Average Balance	Interest Income / Expense	Average Yield/Rate(1)	Average Balance	Interest Income / Expense	Average Yield/Rate(1)
Assets
Advances	$44,255,550	$501,615	4.60%	$12,404,813	$34,907	1.14%
Interest-bearing deposits	2,884,371	32,602	4.58	415,657	160	0.16
Securities purchased under agreements to resell	2,260,600	25,681	4.61	546,689	171	0.13
Federal funds sold	4,725,589	52,945	4.54	2,128,889	814	0.16
Investment securities(2)	14,160,582	168,759	4.83	13,557,182	45,863	1.37
Mortgage loans (2)(3)	2,740,088	21,188	3.14	3,048,429	21,528	2.86
Other earning assets	11,111	134	4.89	—	—	—
Total interest-earning assets	71,037,891	802,924	4.58	32,101,659	103,443	1.31
Other non-interest-earning assets	1,657,625			470,213
Fair-value adjustments on investment securities	(321,986)			14,860
Total assets	$72,373,530	$802,924	4.50%	$32,586,732	$103,443	1.29%
Liabilities and capital
Consolidated obligations
Discount notes	$29,943,607	$336,683	4.56%	$2,304,476	$607	0.11%
Bonds	35,645,506	378,094	4.30	26,523,530	43,900	0.67
Other interest-bearing liabilities	679,604	6,226	3.72	804,721	94	0.05
Total interest-bearing liabilities	66,268,717	721,003	4.41	29,632,727	44,601	0.61
Other non-interest-bearing liabilities	2,537,792			448,126
Total capital	3,567,021			2,505,879
Total liabilities and capital	$72,373,530	$721,003	4.04%	$32,586,732	$44,601	0.56%
Net interest income		$81,921			$58,842
Net interest spread			0.17%			0.70%
Net interest margin			0.47%			0.74%
_________________________
(1)    Yields are annualized
(2)    Average balances are reflected at amortized cost.
(3)    Nonaccrual loans are included in the average balances used to determine average yield.

Rate and Volume Analysis

Changes in both average balances (volume) and interest rates influence changes in net interest income and net interest margin. Table 4 summarizes changes in interest income and interest expense for the three months ended March 31, 2023 and 2022. Changes in interest income and interest expense that are not identifiable as either volume-related or rate-related, but are equally attributable to both volume and rate changes, have been allocated to the volume and rate categories based upon the proportion of the absolute value of the volume and rate changes.

Table 4 - Rate and Volume Analysis
(dollars in thousands)

	For the Three Months Ended March 31, 2023 vs. 2022
	Increase (Decrease) due to
	Volume	Rate	Total
Interest income
Advances	$214,157	$252,551	$466,708
Interest-bearing deposits	5,617	26,825	32,442
Securities purchased under agreements to resell	2,080	23,430	25,510
Federal funds sold	2,154	49,977	52,131
Investment securities	2,131	120,765	122,896
Mortgage loans	(2,284)	1,944	(340)
Other earning assets	—	134	134
Total interest income	223,855	475,626	699,481
Interest expense
Consolidated obligations
Discount notes	75,088	260,988	336,076
Bonds	19,980	314,214	334,194
Other interest-bearing liabilities	(17)	6,149	6,132
Total interest expense	95,051	581,351	676,402
Change in net interest income	$128,804	$(105,725)	$23,079

Average Balance of Advances Outstanding

The average balance of total advances increased $31.9 billion, or 256.8 percent, for the three months ended March 31, 2023, compared with the same period in 2022. We cannot predict future member demand for advances.

Average Balance of Investments

Average short-term money-market investments, consisting of interest-bearing deposits, securities purchased under agreements to resell, federal funds sold, and loans to other FHLBanks, increased $6.8 billion, or 219.7 percent, for the three months ended March 31, 2023, compared with the same period in 2022, as liquidity needs were greater in 2023 compared to 2022 due to increased advances borrowing activity. The yield earned on short-term money-market investments is highly correlated to short-term market interest rates. As a result of the FOMC’s increase in the target range for the federal funds rate, average yields on overnight federal funds sold increased from 0.16 percent during the three months ended March 31, 2022 to 4.54 percent during the three months ended March 31, 2023, while average yields on securities purchased under agreements to resell increased from 0.13 percent for the three months ended March 31, 2022 to 4.61 percent for the three months ended March 31, 2023. These investments are used for liquidity management.

Average investment-securities balances increased $603.4 million, or 4.5 percent for the three months ended March 31, 2023, compared with the same period in 2022.

Average Balance of COs

Average CO balances increased $36.8 billion, or 127.5 percent, for the three months ended March 31, 2023, compared with the same period in 2022, resulting from our increased funding needs principally due to the increase in our average advances balances. This increase consisted of $27.6 billion in CO discount notes and $9.1 billion in CO bonds.

The average balance of CO discount notes represented approximately 45.7 percent of total average COs for the three months ended March 31, 2023, compared with 8.0 percent of total average COs for the same period in 2022. The average balance of CO bonds represented 54.3 percent and 92.0 percent of total average COs outstanding during the three months ended March 31, 2023 and 2022, respectively.

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

Table 5 - Effect of Derivative and Hedging Activities
(dollars in thousands)

	For the Three Months Ended March 31, 2023
Net Effect of Derivatives and Hedging Activities	Advances	Investments	Mortgage Loans	CO Bonds	Total
Net interest income
Amortization / accretion of hedging activities (1)	$(512)	$—	$(82)	$(601)	$(1,195)
(Losses) gains on designated fair-value hedges	(2,822)	(16,162)	—	133	(18,851)
Net interest settlements on derivatives(2)	28,455	97,226	—	(140,810)	(15,129)
Total net interest income	25,121	81,064	(82)	(141,278)	(35,175)

Net gains on derivatives and hedging activities
Mortgage delivery commitments	—	—	67	—	67
Net gains on derivatives and hedging activities	—	—	67	—	67

Total net effect of derivatives and hedging activities	$25,121	$81,064	$(15)	$(141,278)	$(35,108)

	For the Three Months Ended March 31, 2022
Net Effect of Derivatives and Hedging Activities	Advances	Investments	Mortgage Loans	CO Bonds	Total
Net interest income
Amortization / accretion of hedging activities in net interest income (1)	$(263)	$—	$(156)	$(936)	$(1,355)
Gains on designated fair-value hedges	1,331	14,291	—	479	16,101
Net interest settlements included in net interest income (2)	(9,926)	(37,391)	—	26,791	(20,526)
Total net interest income	(8,858)	(23,100)	(156)	26,334	(5,780)

Net (losses) gains on derivatives and hedging activities
Gains (losses) on derivatives not receiving hedge accounting	1	(1)	—	(521)	$(521)
CO bond firm commitments	—	—	—	521	521
Mortgage delivery commitments	—	—	(673)	—	(673)
Net gains (losses) on derivatives and hedging activities	1	(1)	(673)	—	(673)

Net losses on trading securities	—	(425)	—	—	(425)
Total net effect of derivatives and hedging activities	$(8,857)	$(23,526)	$(829)	$26,334	$(6,878)
________________________
(1)    Represents the amortization/accretion of hedging fair-value adjustments and cash-flow hedge amortization reclassified from accumulated other comprehensive income.
(2)    Represents interest income/expense on derivatives included in net interest income.

FINANCIAL CONDITION

Advances

At March 31, 2023, the advances portfolio totaled $49.6 billion, an increase of $8.0 billion from $41.6 billion at December 31, 2022. The significant increase in advances was concentrated in variable-rate advances, long-term fixed rate advances, short-term fixed-rate advances, and putable fixed-rate advances reflecting rising demand for wholesale funding at member institutions, which accelerated in response to the decrease in deposits at member institutions during this period.

Table 6 - Advances Outstanding by Product Type
(dollars in thousands)

	March 31, 2023		December 31, 2022
	Par Value	Percent of Total	Par Value	Percent of Total
Fixed-rate advances
Short-term	$20,509,876	41.2%	$18,789,061	44.9%
Long-term	8,746,757	17.6	7,045,651	16.8
Overnight	3,518,357	7.1	3,959,973	9.5
Putable	2,591,850	5.2	1,428,100	3.4
Amortizing	775,074	1.5	754,126	1.8
All other fixed-rate advances	12,000	—	—	—
	36,153,914	72.6	31,976,911	76.4

Variable-rate advances
Simple variable (1)	13,520,365	27.2	9,729,865	23.3
Putable	110,000	0.2	122,000	0.3
All other variable-rate indexed advances	611	—	2,000	—
	13,630,976	27.4	9,853,865	23.6
Total par value	$49,784,890	100.0%	$41,830,776	100.0%
________________________
(1)    Includes floating-rate advances that may be contractually prepaid by the borrower on a floating-rate reset date without incurring prepayment or termination fees.

See Item 1 — Financial Statements — Notes to the Financial Statements — Note 4 — Advances for disclosures relating to redemption terms of the advances portfolio.

Advances Credit Risk

We endeavor to manage credit risk on advances by monitoring the financial condition of our borrowers and by holding sufficient collateral to protect the Bank from credit losses. All pledged collateral is subject to collateral discounts, or haircuts, to the market value or par value, as applicable, based on our opinion of the risk that such collateral presents. We are prohibited by Section 10(a) of the FHLBank Act from making advances without sufficient collateral. We have never experienced a credit loss on an advance.

We assign each depository borrower to one of the following three credit status categories based on our assessment of the borrower's overall financial condition and other factors:

Category-1    Members that are generally in satisfactory financial condition.
Category-2    Members that show financial weakness or weakening financial trends in key financial indices and/or regulatory findings.
Category-3    Members with financial weaknesses that present an elevated level of concern.

We lend to our non-depository company members based on our assessment of their financial condition and their pledge and delivery of sufficient amounts of eligible collateral.

Table 7 - Advances Outstanding by Borrower Credit Status Category
(dollars in thousands)

	As of March 31, 2023
	Number of Borrowers	Par Value of Advances Outstanding	Discounted Collateral	Ratio of Discounted Collateral to Advances
Category-1	226	$44,610,167	$117,610,776	263.6%
Category-2	22	528,094	1,164,138	220.4
Category-3	13	152,149	238,290	156.6
Insurance companies	24	4,494,480	5,670,267	126.2
Total	285	$49,784,890	$124,683,471	250.4%

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

We have not recorded any allowance for credit losses on advances at March 31, 2023, and December 31, 2022, for the reasons discussed in Item 1 — Financial Statements — Notes to the Financial Statements — Note 4 — Advances.

Table 8 - Top Five Advance-Borrowing Institutions
(dollars in thousands)

	March 31, 2023
Name	Par Value of Advances	Percent of Total Par Value of Advances	Weighted-Average Rate (1)
Citizens Bank, N.A.	$11,779,001	23.7%	4.87%
Webster Bank, N.A.	8,560,461	17.2	5.18
Massachusetts Mutual Life Insurance Company	2,100,000	4.2	1.78
Hingham Institution for Savings	1,265,000	2.5	4.40
Eastern Bank	1,100,953	2.2	4.93
Total of top five advance-borrowing institutions	$24,805,415	49.8%

	December 31, 2022
Name	Par Value of Advances	Percent of Total Par Value of Advances	Weighted-Average Rate (1)
Citizens Bank, N.A.	$8,519,007	20.4%	4.28%
Webster Bank, N.A.	5,460,552	13.1	4.39
Massachusetts Mutual Life Insurance Company	2,100,000	5.0	1.78
State Street Bank and Trust Company	2,000,000	4.8	4.18
Hingham Institution for Savings	1,276,000	3.0	4.23
Total of top five advance-borrowing institutions	$19,355,559	46.3%
_______________________
(1)    Weighted-average rates are based on the contract rate of each advance without taking into consideration the effects of interest-rate-exchange agreements that we may use as hedging instruments.

Investments

At March 31, 2023, investment securities and short-term money-market instruments totaled $27.2 billion, an increase of $9.2 billion from $17.9 billion at December 31, 2022.

Short-term money-market investments increased $8.8 billion to $12.9 billion at March 31, 2023, compared with December 31, 2022. The increase was attributable to increases of $8.4 billion in securities purchased under agreements to resell and $1.0 billion in loans to other FHLBanks, offset by decreases of $405.0 million in federal funds sold and $236.6 million in interest bearing deposits.

Investment securities increased $473.9 million to $14.2 billion at March 31, 2023, compared with $13.7 billion at December 31, 2022.

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

We place short-term funds with large, high-quality financial institutions that must be rated in at least the third-highest internal rating category on a rating scale of FHFA1 through FHFA7, reflecting progressively lower credit quality. The internal rating categories of FHFA1 through FHFA4 are considered to be investment quality. As of March 31, 2023, all of these placements either expired within one day or were payable upon demand. See Part 1 — Item 1 — Business — Business Lines — Investments in the 2022 Annual Report for additional information.

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

Table 9 - Credit Ratings of Investments at Carrying Value
(dollars in thousands)

	As of March 31, 2023
	Long-Term Credit Rating
Investment Category	Triple-A	Double-A	Single-A	Unrated
Money-market instruments: (1)
Interest-bearing deposits	$—	$150	$1,248,537	$—
Securities purchased under agreements to resell	—	7,400,000	1,000,000	—
Federal funds sold	—	—	2,301,000	—
Loans to other FHLBanks	—	1,000,000	—	—
Total money-market instruments	—	8,400,150	4,549,537	—

Investment securities:(2)

Non-MBS:
U.S. Treasury obligations	—	5,835,902	—	—
Corporate bonds	—	—	—	1,586
U.S. government-owned corporations	—	234,659	—	—
GSE	—	99,892	—	—
Supranational institutions	354,044	—	—	—
HFA securities	24,945	8,160	—	—
Total non-MBS	378,989	6,178,613	—	1,586

MBS:
U.S. government guaranteed - single-family	—	19,430	—	—
U.S. government guaranteed - multifamily	—	478,844	—	—
GSE – single-family	—	1,116,545	—	—
GSE – multifamily	—	6,027,425	—	—
Total MBS	—	7,642,244	—	—

Total investment securities	378,989	13,820,857	—	1,586

Total investments	$378,989	$22,221,007	$4,549,537	$1,586
_______________________
(1)    The counterparty NRSRO rating is used for money-market instruments. Counterparty ratings are obtained from Moody's, Fitch, Inc. (Fitch), and S&P and are each as of March 31, 2023. If there is a split rating, the lowest rating is used. In certain instances where a counterparty is unrated, the Bank may assign a deemed rating to the counterparty and that deemed rating is used.
(2)    The issue rating is used for investment securities. Issue ratings are obtained from Moody’s, Fitch, and S&P. If there is a split rating, the lowest rating is used.

FHFA regulations include limits on the amount of unsecured credit we may extend to a counterparty or to a group of affiliated counterparties based on a percentage of regulatory capital and an internal credit rating determined by each FHLBank. See Part 1 — Item 1 — Business — Business Lines — Investments in the 2022 Annual Report for additional information. Under these regulations, the level of regulatory capital is determined as the lesser of our total regulatory capital or the regulatory capital of the counterparty. The applicable regulatory capital is then multiplied by a specified percentage for each counterparty, which product is the maximum amount of unsecured credit exposure we may extend to that counterparty. The percentage that we may offer for extensions of unsecured credit other than overnight sales of federal funds ranges from one to 15 percent based on the counterparty's credit rating. From time to time, we may establish internal credit limits lower than permitted by regulation for individual counterparties.

Table 10 - Unsecured Credit Related to Money-Market Instruments and Debentures by Carrying Value
(dollars in thousands)

	Carrying Value
	March 31, 2023	December 31, 2022
Interest bearing deposits	$1,248,687	$1,485,290
Federal funds sold	2,301,000	2,706,000
Loans to other FHLBanks	1,000,000	—
Supranational institutions	354,044	350,352
U.S. government-owned corporations	234,659	227,200
GSEs	99,892	97,666
Corporate bonds	1,586	1,507

Mortgage Loans

We invest in mortgages through the MPF program. The MPF program is further described under — Mortgage Loans Credit Risk and in Part I — Item 1 — Business — Business Lines — Mortgage Loan Finance in the 2022 Annual Report.

As of March 31, 2023, our mortgage loan investment portfolio totaled $2.7 billion, a decrease of $33.8 million from December 31, 2022. We expect continued competition from Fannie Mae and Freddie Mac, as well as from private mortgage loan acquirers, for loan investment opportunities. Mortgage loan purchase volumes remained low during the three months ended March 31, 2023, primarily due to rising interest rates which has resulted in a reduction of home purchases and reduced mortgage loan refinancing activity in general. In addition, prepayment activity in the three months ended March 31, 2023, has outpaced our purchases of mortgage loans.

Mortgage Loans Credit Risk

We are subject to credit risk from the mortgage loans in which we invest due to our exposure to the credit risk of the underlying borrowers and the credit risk of the participating financial institutions when the participating financial institutions retain credit-enhancement and/or servicing obligations. For additional information on the credit risks arising from our participation in the MPF program, see Part II — Item 7 — Management's Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition — Mortgage Loans — Mortgage Loans Credit Risk in the 2022 Annual Report. For information on the credit performance of our mortgage loan portfolio as of March 31, 2023, see Item I — Financial Statements — Note 5 — Mortgage Loans Held for Portfolio in this report.

Although our mortgage loan portfolio includes loans throughout the U.S., concentrations of 5 percent or greater of the par value of our conventional mortgage loan portfolio are shown in Table 11.

Table 11 - State Concentrations by Par Value

	Percentage of Total Par Value of Conventional Mortgage Loans
	March 31, 2023	December 31, 2022
Massachusetts	63%	63%
Maine	10	10
Connecticut	9	9
Vermont	6	6
All others	12	12
Total	100%	100%

We place conventional mortgage loans on nonaccrual status when the collection of interest or principal is doubtful or contractual principal or interest is 90 days or more past due. Accrued interest on nonaccrual loans is excluded from interest income. We monitor the delinquency levels of the mortgage loan portfolio on a monthly basis.

Table 12 - Mortgage Loans - Risk Elements and Credit Losses
(dollars in thousands)

	For the Three Months Ended March 31,
	2023	2022
Average par value of mortgage loans outstanding during the period ending	$2,700,630	$3,000,274
Net recoveries	6	—
Net charge-offs to average loans outstanding during the period ending	—%	—%

	As of March 31, 2023	As of December 31, 2022
Mortgage loans held for portfolio, par value	$2,687,654	$2,720,351
Nonaccrual loans, par value	10,759	15,034
Allowance for credit losses on mortgage loans	2,000	1,900
Allowance for credit losses to mortgage loans held for portfolio	0.07%	0.07%
Nonaccrual loans to mortgage loans held for portfolio	0.40	0.55
Allowance for credit losses to nonaccrual loans	18.59	12.64

Mortgage Insurance Companies. We are exposed to credit risk from primary mortgage insurance coverage (PMI) on individual loans. As of March 31, 2023, we were the beneficiary of PMI coverage of $57.7 million on $218.7 million of conventional mortgage loans. These amounts relate to loans originated with PMI and for which current loan-to-value ratios exceed 78 percent (determined by recalculating the original loan-to-value ratio using the current par value divided by the appraised home value at the time of loan origination).

We have analyzed our potential loss exposure to all of the mortgage insurance companies and do not expect incremental losses based on these exposures at this time.

Consolidated Obligations

See — Liquidity and Capital Resources for information regarding our COs.

Derivative Instruments

All derivatives are recorded on the statement of condition at fair value and classified as either derivative assets or derivative liabilities. Bilateral and cleared derivatives outstanding are classified as assets or liabilities according to the net fair value of derivatives aggregated by each counterparty. Derivative assets' net fair value, net of cash collateral and accrued interest, totaled $428.6 million and $430.7 million as of March 31, 2023, and December 31, 2022, respectively. Derivative liabilities' net fair value, net of cash collateral and accrued interest, totaled $4.6 million and $25.6 million as of March 31, 2023, and December 31, 2022, respectively.

The following table presents a summary of the notional amounts and estimated fair values of our outstanding derivatives, excluding accrued interest, and related hedged item by product and type of accounting treatment as of March 31, 2023, and December 31, 2022. The notional amount represents the hypothetical principal basis used to determine periodic interest payments received and paid. However, the notional amount does not represent an actual amount exchanged or our overall exposure to credit and market risk.

Table 13 - Derivatives and Hedge-Accounting Treatment
(dollars in thousands)

			March 31, 2023		December 31, 2022
Hedged Item	Derivative	Designation(2)	Notional Amount	Fair Value	Notional Amount	Fair Value
Advances (1)	Swaps	Fair value	$5,810,560	$(51,189)	$4,052,810	$(11,112)
	Swaps	Economic	102,000	(1,384)	107,000	(400)
Total associated with advances			5,912,560	(52,573)	4,159,810	(11,512)
Available-for-sale securities	Swaps	Fair value	12,577,159	(154,510)	12,577,160	(24,233)
COs	Swaps	Fair value	24,630,190	(1,122,256)	21,726,190	(1,353,541)
	Forward starting swaps	Cash Flow	1,391,000	(2,239)	1,391,000	716
Total associated with COs			26,021,190	(1,124,495)	23,117,190	(1,352,825)
Total			44,510,909	(1,331,578)	39,854,160	(1,388,570)
CO bond firm commitments			15,000	27	35,000	50
Mortgage delivery commitments			16,919	55	3,454	45
Total derivatives			$44,542,828	(1,331,496)	$39,892,614	(1,388,475)
Accrued interest				132,401		42,010
Cash collateral, including related accrued interest				1,623,041		1,751,569
Net derivatives				$423,946		$405,104

Derivative asset				$428,555		$430,744
Derivative liability				(4,609)		(25,640)
Net derivatives				$423,946		$405,104
 _______________________
(1)    As of March 31, 2023 and December 31, 2022, embedded derivatives separated from certain advance contracts with notional amounts of $102.0 million and $107.0 million, respectively, and fair values of $1.4 million and $400 thousand, respectively, are not included in the table.
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

Additionally, for uncleared derivatives transactions executed on or after September 1, 2022, we are subject to two-way initial margin obligations as required by the Wall Street Reform and Consumer Protection Act. For such uncleared derivatives transactions, a party whose initial margin requirement exceeds a specified threshold (which may not exceed $50 million) would be required to deliver collateral in the amount by which the initial margin requirement exceeds such specified threshold. Initial margin is required to be held at a third-party custodian for the benefit of the secured party, which can only assert ownership of such collateral upon the occurrence of certain events, which may include an event of default due to bankruptcy, insolvency, or similar proceeding. However, as of March 31, 2023, all initial margin requirements owed to our uncleared derivatives counterparties by us or owed to us by our uncleared derivatives counterparties were less than specified delivery thresholds.

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

Table 14 - Credit Exposure to Derivatives Counterparties
(dollars in thousands)

	As of March 31, 2023
Credit Rating (1)	Notional Amount	Net Derivatives Fair Value Before Collateral	Cash Collateral Pledged to Counterparty	Net Credit Exposure to Counterparties
Liability positions with credit exposure:
Uncleared derivatives
Single-A	$15,996,790	$(749,359)	$753,175	$3,816
Cleared derivatives	19,039,370	(28,670)	453,315	424,645
Total interest-rate swap positions with nonmember counterparties to which we had credit exposure	35,036,160	(778,029)	1,206,490	428,461

CO Bond firm commitments	15,000	27	—	27
Mortgage delivery commitments (2)	16,919	67	—	67
Total	$35,068,079	$(777,935)	$1,206,490	$428,555
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

For information on our approach to the credit risks arising from our use of derivatives, see Part II — Item 7 — Management’s Discussion and Analysis and Results of Operations — Financial Condition — Derivative Instruments — Derivative Instruments Credit Risk in the 2022 Annual Report.

Transition from LIBOR to Alternative Reference Rates

All of our LIBOR-indexed financial instruments utilize a LIBOR tenor that will either cease to be published or will no longer be representative after June 30, 2023, including only certain LIBOR-indexed investment securities that mature after June 30, 2023. Table 15 presents our exposure to LIBOR-indexed financial instruments, all of which were investment securities at March 31, 2023.

For further details see the following Risk Factor in our 2022 Annual Report: Part I — Item 1A — Risk Factors — Market and Liquidity Risks — Changes to and replacement of the LIBOR benchmark interest rate could adversely affect our business, financial condition, and results of operations.

Table 15 - Financial Instruments with LIBOR Exposure at March 31, 2023
(dollars in thousands)

Due/Terminates after June 30, 2023
Investment Securities with LIBOR exposure
Par amount by contractual maturity
Non-MBS	$10,460
MBS(1)	360,842
Total investment securities	$371,302
_______________________
(1)Balances are presented according to the contractual maturity date of individual securities and do not reflect scheduled or unscheduled principal repayments of underlying mortgage loans that may occur prior to June 30, 2023.

Table 16 - Variable Rate Financial Instruments by Interest-Rate Index
(dollars in thousands)

	Par Value of Advances	Par Value of Non-MBS	Par Value of MBS	Par Value of CO Bonds
LIBOR	$—	$10,460	$360,842	$—
SOFR	267,500	—	2,437,870	9,865,000
FHLBank discount note auction rate	13,362,865	—	—	—
Constant Maturity Treasury	—	—	27,152	—
Other	611	—	—	—
Total	$13,630,976	$10,460	$2,825,864	$9,865,000

LIQUIDITY AND CAPITAL RESOURCES

Our financial structure is designed to enable us to expand and contract our assets, liabilities, and capital in response to changes in membership composition and member credit needs. Our primary source of liquidity is our access to the capital markets through CO issuance, which is described in Part I — Item 1 — Business — Consolidated Obligations of the 2022 Annual Report. Outstanding COs and the condition of the market for COs are discussed below under — Debt Financing — Consolidated Obligations. Our equity capital resources are governed by our capital plan, certain portions of which are described under — Capital below as well as by applicable legal and regulatory requirements.

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

Sources and Uses of Liquidity. Our primary sources of liquidity are proceeds from the issuance of COs and advance repayments, and maturing short-term investments, as well as cash and investment holdings that are primarily high-quality, short- and intermediate-term financial instruments that can be sold or pledged as collateral under a repurchase agreement. During the three months ended March 31, 2023, we maintained continuous access to funding and adapted our debt issuance to meet the needs of our members.

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

Secondary sources of liquidity include payments collected on mortgage loans, proceeds from the issuance of capital stock, and deposits from members. In addition, under the FHLBank Act, the U.S. Treasury may purchase up to $4 billion of FHLBank COs. The terms, conditions, and interest rates in such a purchase would be determined by the U.S. Treasury. This authority may be exercised at the discretion of the U.S. Treasury with the agreement of the FHFA only if alternative means cannot be effectively employed to permit members of the FHLBanks to continue to supply reasonable amounts of funds to the mortgage market, and the ability to supply such funds is substantially impaired because of monetary stringency and a high level of interest rates. There were no such purchases by the U.S. Treasury during the three months ended March 31, 2023.

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

Liquidity Management Action Trigger. We maintain a liquidity management action trigger pertaining to projected net cash flow: if projected net cash flow falls below zero on or before the 21st day following the measurement date, then management of the Bank is notified and determines whether any corrective action is necessary. We did not breach this threshold at any time during the three months ended March 31, 2023.

Table 17 - Projected Net Cash Flow
(dollars in thousands)

As of March 31, 2023
21 Days
Uses of funds
Interest payable	$86,906
Maturing liabilities	11,341,483
Committed asset settlements	182,000
Capital outflow	108,847
MPF delivery commitments	16,919
Other	36,810
Gross uses of funds	11,772,965

Sources of funds
Interest receivable	206,918
Maturing or projected amortization of assets	23,258,048
Committed liability settlements	229,363
Cash and due from banks and interest bearing deposits	1,251,544
Gross sources of funds	24,945,873

Projected net cash flow	$13,172,908

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

We were in compliance with the Base Case Liquidity Requirement at all times during the three months ended March 31, 2023.

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

Table 18 - Funding Gap Metric

Funding Gap Metric (1)	Limit	Management Action Trigger	Three-Month Average March 31, 2023	Three-Month Average December 31, 2022
3-month Funding Gap	15%	13%	7.3%	7.7%
1-year Funding Gap	30%	25%	15.7%	12.2%
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

Debt Financing — Consolidated Obligations

At March 31, 2023, and December 31, 2022, outstanding COs for which we are primarily liable, including both CO bonds and CO discount notes, totaled $75.1 billion and $58.5 billion, respectively. CO bonds outstanding for which we are primarily liable at March 31, 2023, and December 31, 2022, include issued callable bonds totaling $20.6 billion and $17.9 billion, respectively.

CO discount notes comprised 44.5 percent and 46.1 percent of the outstanding COs for which we are primarily liable at March 31, 2023, and December 31, 2022, respectively, but accounted for 75.9 percent and 94.5 percent of the proceeds from the issuance of such COs during the three months ended March 31, 2023 and 2022, respectively.

Overall, we continued to experience strong demand for COs among investors. We have been able to issue debt in the amounts and structures required to meet our funding and risk-management needs. During March 2023, sharp decreases in member deposit balances caused members to rely heavily on FHLBank advances, which climbed dramatically during this period causing the FHLBank System to issue record amounts of debt. While the capital markets were able to provide the FHLBank System with the amount of funding needed to provide the banking sector with liquidity, funding costs temporarily rose relative to benchmarks during this period. In addition to the events in March, periodic threats of Congressional failure to raise the U.S. Treasury debt ceiling increase the potential for defaults on U.S. Treasury debt, which could impact demand for and pricing of CO debt.

The Federal Reserve has responded to the deposit outflows during this period with a new funding program designed to assist banks with access to liquidity — the Bank Term Funding Program. Also, the Federal Reserve continues to signal its vigilance over persistently high inflation. As such, the Federal Reserve has continued to reduce its repurchase agreement offerings and sell U.S. Treasury securities and U.S. Agency mortgage-backed securities, which remain important factors that could continue to shape investor demand for debt, including COs. Moreover, increases in U.S. Treasury security issuance in response to high fiscal deficits following fiscal stimulus programs underlying the CARES Act, American Rescue Plan Act, and any similar future legislation or any change or roll back of regulations governing money market investors may also have an impact on our funding costs.

Capital

Total capital at March 31, 2023, was $3.8 billion compared with $3.4 billion at year-end 2022.

Capital stock increased by $373.2 million during the three months ended March 31, 2023, primarily resulting from the increase in advances that we experienced during the quarter.

The FHLBank Act and FHFA regulations specify that each FHLBank is required to satisfy certain minimum regulatory capital requirements. We were in compliance with these requirements at March 31, 2023, as discussed in Part I — Item 1 — Notes to the Financial Statements — Note 10 — Capital.

Table 19 - Mandatorily Redeemable Capital Stock by Expiry of Redemption Notice Period
(dollars in thousands)

	March 31, 2023	December 31, 2022
Past redemption date (1)	$2,980	$2,980
Due in one year or less	59	59
Due after one year through two years	435	—
Due after two years through three years	689	435
Due after three years through four years	—	689
Due after four years through five years	6,127	6,127
Total	$10,290	$10,290
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

Internal Minimum Capital Requirement in Excess of Regulatory Requirements

To provide protection for our capital base, we maintain an internal minimum capital requirement whereby the amount of paid-in capital stock and retained earnings (together, our actual regulatory capital) must be at least equal to the sum of 4 percent of our total assets plus an amount we measure as our risk exposure with 99 percent confidence using our economic capital model (together, our internal minimum capital requirement). As of March 31, 2023, this internal minimum capital requirement equaled $3.8 billion, which was satisfied by our actual regulatory capital of $4.1 billion.

Minimum Retained Earnings Target

At March 31, 2023, we had total retained earnings of $1.7 billion compared with our minimum retained earnings target of $700.0 million. We generally view our minimum retained earnings target as a floor for retained earnings rather than as a retained earnings limit and expect to continue to grow our retained earnings modestly even though we exceed the target.

For information on limitations on dividends, including limitations when we are under our minimum retained earnings target, see Part II — Item 5 — Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities in the 2022 Annual Report.

Repurchases of Excess Stock

We have the authority, but are not obliged, to repurchase excess stock, as discussed under Part I — Item 1 — Business — Capital Resources — Repurchase of Excess Stock in the 2022 Annual Report.

Table 20 - Capital Stock Requirements and Excess Capital Stock
(dollars in thousands)

	Membership Stock Investment Requirement (1)	Activity-Based Stock Investment Requirement	Total Stock Investment Requirement (2)	Outstanding Class B Capital Stock (3)	Excess Class B Capital Stock
March 31, 2023	$333,902	$1,971,914	$2,305,837	$2,414,684	$108,847
December 31, 2022	325,870	1,658,654	1,984,546	2,041,468	56,922
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

Restricted Retained Earnings and the Joint Capital Agreement

At March 31, 2023, our total required contribution to the restricted retained earnings account was $669.0 million compared with the current restricted retained earnings account balance of $411.1 million.

Off-Balance-Sheet Arrangements and Aggregate Contractual Obligations

Our significant off-balance-sheet arrangements consist of the following:

•    commitments that obligate us for additional advances;
 •    standby letters of credit;
 •    commitments for unused lines-of-credit advances; and
 •    unsettled COs.

Off-balance-sheet arrangements are more fully discussed in Part I — Item 1 — Financial Statements — Notes to the Financial Statements — Note 13 — Commitments and Contingencies.

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

We have identified three accounting estimates that we believe are critical because they require us to make subjective or complex judgments about matters that are inherently uncertain, and because of the likelihood that materially different amounts would be reported under different conditions or using different assumptions. These estimates include accounting for derivatives, the use of fair-value estimates, and accounting for deferred premiums and discounts on prepayable assets. The Audit Committee of our board of directors has reviewed these estimates. The assumptions involved in applying these policies are discussed in Part II — Item 7 — Management's Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Estimates in the 2022 Annual Report.

As of March 31, 2023, we have not made any significant changes to the estimates and assumptions used in applying our critical accounting policies and estimates from those used to prepare our audited financial statements.

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

Finance Agency Proposed Rule on Fair Lending, Fair Housing, and Equitable Housing Finance Plans. On April 26, 2023, the Finance Agency published a proposed rule that specifies requirements related to FHLBank compliance with fair housing and fair lending laws and prohibitions on unfair or deceptive acts or practices. The fair housing and fair lending laws would be the Fair Housing Act, the Equal Credit Opportunity Act, and those acts’ implementing regulations. Further, the proposed rule would outline the Finance Agency’s enforcement authority. The proposal is open for public comment through June 26, 2023, and we are evaluating the potential impact of the proposed rule on our financial condition and results of operations.

Consumer Financial Protection Bureau (CFPB) Final Rule. On March 30, 2023, the CFPB issued a final rule requiring certain covered financial institutions to collect and report small business lending data. Under this rule, small businesses are businesses with $5 million or less in gross annual revenue in the preceding fiscal year. An FHLBank will be subject to data collection and reporting obligations if the FHLBank has originated 100 or more “covered credit transactions” to small businesses in each of the two preceding calendar years. The final rule implements phased-in compliance dates, beginning on October 1, 2024, based on the number of originations the covered financial institution makes to small businesses within a specified timeframe. We are assessing whether the obligations will be triggered for us and what operational changes will be necessary for compliance. While we are still analyzing the impact of the final rule, we do not believe any changes will have a material effect on our financial condition or results of operations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Sources and Types of Market and Interest-Rate Risk

Our balance sheet is comprised of different portfolios that require different types of market- and interest-rate-risk management strategies. The majority of our balance sheet is comprised of assets that can be funded individually or collectively without imposing significant residual interest-rate risk on ourselves. Sources and types of market and interest-rate risk are described in Part II — Item 7A — Quantitative and Qualitative Disclosures About Market Risk — Sources and Types of Market and Interest-Rate Risk in the 2022 Annual Report.

Strategies to Manage Market and Interest-Rate Risk

General

We use various strategies and techniques in an effort to manage our market and interest-rate risk including the following and combinations of the following:

•the issuance of COs that can be used to match interest-rate-risk exposures of our assets (at March 31, 2023, the outstanding balance of fixed-rate noncallable debt not hedged by interest-rate swaps amounted to $7.6 billion, compared with $6.5 billion at December 31, 2022);
•the issuance of COs with embedded call options to mitigate interest-rate and prepayment risks of our mortgage loans and certain MBS (at March 31, 2023, and December 31, 2022, the outstanding balance of fixed-rate callable debt not hedged by interest-rate swaps amounted to $661.5 million and $595.0 million, respectively);
•the issuance of CO bonds together with interest-rate swaps (either cleared if containing no embedded optionality or uncleared if containing optionality) that receive a coupon rate that offsets the bond coupon rate and any optionality embedded in the bond, thereby effectively creating a floating-rate liability (the outstanding balance of total CO bond debt used in conjunction with interest-rate-exchange agreements was $24.6 billion, or 57.5 percent of our total outstanding CO bonds, at March 31, 2023, compared with $21.6 billion, or 65.8 percent of total outstanding CO bonds, at December 31, 2022);
•the issuance of advances together with interest-rate swaps that pay a coupon rate that offsets the advance coupon rate and any optionality embedded in the advance, thereby effectively creating a floating-rate asset (the outstanding balance of total advances used in conjunction with interest-rate-exchange agreements, including both fair-value hedge relationships and economic hedge relationships, was $5.9 billion, or 11.9 percent of our total outstanding advances, at March 31, 2023, compared with $4.2 billion, or 9.9 percent of total outstanding advances, at December 31, 2022);
•the purchase of available-for-sale securities together with interest-rate swaps that pay a coupon rate that offsets the security’s coupon rate, thereby effectively creating a floating-rate asset (the outstanding balance of total available-for-sale securities used in conjunction with interest-rate-exchange agreements was $12.6 billion, or 81.3 percent of our total outstanding available-for-sale securities, at March 31, 2023, compared with $12.6 billion, or 82.5 percent of total outstanding available-for-sale securities, at December 31, 2022);
•contractual provisions for certain advances that require borrowers to pay us prepayment fees, to make us financially indifferent if the borrower prepays such advances prior to maturity; and
•the use of derivatives to hedge the interest-rate risk of anticipated future CO debt issuance (at both March 31, 2023, and December 31, 2022, the outstanding notional principal balance of forward starting interest-rate swaps hedging the anticipated future issuance of CO debt was $1.4 billion).

Our strategies and techniques are more fully discussed under Part II — Item 7A — Quantitative and Qualitative Disclosures About Market Risk — Strategies to Manage Market and Interest-Rate Risk in the 2022 Annual Report.

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

We maintain limits and management action triggers in connection with some of the foregoing metrics. Those limits, management action triggers, and the foregoing market and interest-rate risk metrics are more fully discussed under Part II — Item 7A — Quantitative and Qualitative Disclosures About Market Risk — Measurement of Market and Interest-Rate Risk and Related Policy Constraints in the 2022 Annual Report.

Table 21 - Interest-Rate / Market-Rate Risk Metrics

	March 31, 2023	December 31, 2022	Target, Limit or Management Action Trigger
MVE	$3.8 billion	$3.5 billion	None
MVE/BVE	101%	102%	None
MVE/Par Stock	159%	171%	Maintain above 130% (management action trigger) and 125% (limit)
Economic Capital Ratio	4.7%	5.5%	Maintain above 4.5% (management action trigger) and 4.0% (limit)
VaR	7.3% of MVE	6.5% of MVE	Maintain below 12 percent of MVE (management action trigger)
Duration of Equity (1)	+1.03 years	+2.15 years	Maintain between +/- 3.5 years (management action trigger) and +/- 4.0 years (limit)
MVE Sensitivity: (1)
Down 200 basis point parallel rate shock	1.1%	3.0%	Maintain above -10% (management action trigger) and -15% (limit)
Up 200 basis point parallel rate shock	(3.1)%	(5.0)%
Duration Gap (1)	+0.59 months	+1.41 months	None
_______________________
(1)    Metrics for measuring against the management action triggers and limits are calculated using a methodology which does not constrain interest rates to a minimum of zero percent. Additional metrics are calculated in accordance with guidance from the FHFA, which requires that we constrain projected future interest rates and discounting yields to a minimum of zero percent. Due to the significant increase in interest rates for the periods ended March 31, 2023, and December 31, 2022, the results of the constrained and unconstrained metrics were the same.

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

The table below presents the VaR estimate as of March 31, 2023 and December 31, 2022, and represents the estimates of potential reduction to our MVE from potential future changes in interest rates and other market factors, as described above. Estimated potential market value loss exposures are expressed as a percentage of the current MVE. The table is intended to represent a statistically based range of VaR exposures.

Table 22 - Value-at-Risk
(dollars in millions)

	Value-at-Risk (Gain) Loss Exposure
	March 31, 2023		December 31, 2022
Confidence Level	% of MVE (1)	Amount	% of MVE (1)	Amount
50%	3.56%	$136.9	2.50%	$87.0
75%	4.70	180.6	3.89	135.7
95%	6.05	232.7	5.46	190.1
99%	7.04	270.6	6.31	219.9

Average of five worst scenarios - as of period end	7.34	282.4	6.48	225.8
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

Management has put in place management action triggers whereby senior management is explicitly informed of instances where our projected return on capital stock (ROCS) falls below the average yield on SOFR plus our dividend spread over a twelve-month horizon in a variety of interest-rate shock scenarios limited to +/- 200 basis points. The results of this analysis for March 31, 2023, showed that in the base case our ROCS was 679 basis points over SOFR, and in the worst case modeled, the down 200 basis points scenario, our ROCS fell 44 basis points to 635 basis points over SOFR. For December 31, 2022, the results of this analysis showed in the base case our ROCS was 628 basis points over SOFR, and in the worst case modeled, the down 200 basis point scenario, our ROCS fell 74 basis points to 554 basis points over SOFR. Our ROCS spread to SOFR remained above the management action trigger minimum during 2023.

Certain Market and Interest-Rate Risk Metrics under Potential Interest-Rate Scenarios

We also monitor the sensitivities of MVE and the duration of equity to potential interest-rate scenarios. The following table presents certain market and interest-rate risk metrics under different interest-rate scenarios.

Table 23 - Market and Interest-Rate Risk Metrics
(dollars in millions)

	March 31, 2023
	Down 300(1)	Down 200(1)	Down 100(1)	Base	Up 100	Up 200	Up 300
MVE	$3,883	$3,889	$3,878	$3,847	$3,796	$3,726	$3,645
Percent change in MVE from base	0.9%	1.1%	0.8%	—%	(1.3)%	(3.1)%	(5.3)%
MVE/BVE	102%	102%	101%	101%	99%	97%	95%
MVE/Par Stock	161%	161%	161%	159%	157%	154%	151%
Duration of Equity	-0.21 years	+0.04 years	+0.56 years	+1.03 years	+1.62 years	+2.03 years	+2.26 years
ROCS less SOFR	5.98%	6.35%	6.73%	6.79%	6.86%	6.81%	6.70%
Net income percent change from base	(32.69)%	(20.86)%	(9.08)%	—%	9.16%	17.15%	24.74%

	December 31, 2022
	Down 300(1)	Down 200(1)	Down 100(1)	Base	Up 100	Up 200	Up 300
MVE	$3,609	$3,592	$3,551	$3,486	$3,403	$3,312	$3,218
Percent change in MVE from base	3.5%	3.0%	1.9%	—%	(2.4)%	(5.0)%	(7.7)%
MVE/BVE	105%	105%	104%	102%	99%	97%	94%
MVE/Par Stock	177%	176%	174%	171%	167%	162%	158%
Duration of Equity	+0.27 years	+0.81 years	+1.51 years	+2.15 years	+2.58 years	+2.80 years	+2.88 years
ROCS less SOFR	4.92%	5.54%	6.09%	6.28%	6.39%	6.53%	6.67%
Net income percent change from base	(37.88)%	(23.73)%	(10.15)%	—%	9.44%	19.09%	28.75%
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

Our management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures, with the participation of the president and chief executive officer and chief financial officer, as of March 31, 2023. Based on that evaluation, our president and chief executive officer and chief financial officer have concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of March 31, 2023.

Changes in Internal Control over Financial Reporting

During the quarter ended March 31, 2023, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

After the period covered by this report, on April 17, 2023, the Bank settled and dismissed its private-label MBS litigation against Moody’s Investors Service, Inc. and Moody’s Corporation from the New York Supreme Court. The terms of such settlement will not have a material impact on the Bank’s results of operations or financial condition. For more information on this litigation, see Part I — Item 3 — Legal Proceedings in the 2022 Annual Report

From time to time, we are subject to various pending legal proceedings arising in the normal course of business. After consultation with legal counsel, we do not anticipate that the ultimate liability, if any, arising out of these matters will have a material adverse effect on our financial condition or results of operations.

ITEM 1A. RISK FACTORS

In addition to the information presented in this report, readers should carefully consider the risk factors set forth in the 2022 Annual Report, which could materially impact our business, financial condition, or future results. These risks are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem immaterial may also materially impact us.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

Number	Exhibit Description	Reference

10.1	2023 Executive Incentive Plan * ∝	Exhibit 10.1 to our Form 8-K filed with the SEC on May 4, 2023
10.2	Chief Audit Officer 2023 Incentive Compensation Plan *	Exhibit 10.2 to our Form 8-K filed with the SEC on May 4, 2023
31.1	Certification of the president and chief executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed within this Form 10-Q
31.2	Certification of the chief financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed within this Form 10-Q
32.1	Certification of the president and chief executive officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed within this Form 10-Q
32.2	Certification of the chief financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed within this Form 10-Q
101.INS	XBRL Instance Document	The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document	Filed within this Form 10-Q
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	Filed within this Form 10-Q
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	Filed within this Form 10-Q
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	Filed within this Form 10-Q
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	Filed within this Form 10-Q
104	The cover page of the Bank’s Quarterly report on Form 10-Q, formatted in Inline XBRL	Included within the Exhibit 101 attachments
* Management contract or compensatory plan.
∝ Portions of this exhibit have been omitted.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date	FEDERAL HOME LOAN BANK OF BOSTON (Registrant)
May 11, 2023	By:	/s/	Timothy J. Barrett
Timothy J. Barrett President and Chief Executive Officer
May 11, 2023	By:	/s/	Frank Nitkiewicz
Frank Nitkiewicz Executive Vice President, Chief Operating Officer and Chief Financial Officer