Form 10-Q
period 2023-06-30
Federal Home Loan Bank of Boston
filed 2023-08-09
CIK 1331463

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
––––––––––––––––––––––––––––––––––––––––––––––––––––
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
OR
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

Shares outstanding as of July 31, 2023
Class B Stock, par value	$100	19,109,354

Federal Home Loan Bank of Boston
Form 10-Q

PART I FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

FEDERAL HOME LOAN BANK OF BOSTON STATEMENTS OF CONDITION (dollars and shares in thousands, except par value) (unaudited)
	June 30, 2023	December 31, 2022
ASSETS
Cash and due from banks	$249,690	$7,593
Interest-bearing deposits	1,693,881	1,485,290
Federal funds sold	3,003,000	2,706,000
Loans to other FHLBanks	200,000	—
Investment securities:
Trading securities	1,555	1,507
Available-for-sale securities (amortized cost of $14,672,972 and $13,977,197 at June 30, 2023, and December 31, 2022, respectively)	14,332,895	13,626,916
Held-to-maturity securities (a)	88,029	99,068
Total investment securities	14,422,479	13,727,491
Advances	40,245,829	41,599,581
Mortgage loans held for portfolio, net of allowance for credit losses of $2,000 and $1,900 at June 30, 2023, and December 31, 2022, respectively	2,807,299	2,758,429
Accrued interest receivable	168,036	134,268
Derivative assets, net	411,533	430,744
Other assets	79,800	48,153
Total Assets	$63,281,547	$62,897,549
LIABILITIES
Deposits
Interest-bearing	$1,000,331	$634,502
Non-interest-bearing	21,642	20,985
Total deposits	1,021,973	655,487
Consolidated obligations (COs):
Bonds	40,878,480	31,565,543
Discount notes	17,460,907	26,975,260
Total consolidated obligations	58,339,387	58,540,803
Mandatorily redeemable capital stock	5,303	10,290
Accrued interest payable	280,278	130,515
Affordable Housing Program (AHP) payable	85,258	76,622
Derivative liabilities, net	9,547	25,640
Other liabilities	69,949	42,871
Total liabilities	59,811,695	59,482,228
Commitments and contingencies (Note 13)
CAPITAL
Capital stock – Class B – putable ($100 par value), 20,060 shares and 20,312 shares issued and outstanding at June 30, 2023, and December 31, 2022, respectively	2,006,046	2,031,178
Retained earnings:
Unrestricted	1,328,645	1,290,873
Restricted	426,846	399,695
Total retained earnings	1,755,491	1,690,568
Accumulated other comprehensive loss	(291,685)	(306,425)
Total capital	3,469,852	3,415,321
Total Liabilities and Capital	$63,281,547	$62,897,549
_______________________________________
(a)    Fair values of held-to-maturity securities were $87,419 and $98,591 at June 30, 2023, and December 31, 2022, respectively.

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF BOSTON STATEMENTS OF OPERATIONS (dollars in thousands) (unaudited)
	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
INTEREST INCOME
Advances	$599,883	$69,277	$1,101,089	$103,270
Prepayment fees on advances, net	39	2,364	448	3,278
Interest-bearing deposits	34,900	2,369	67,502	2,529
Securities purchased under agreements to resell	32,524	9,109	58,205	9,280
Federal funds sold	37,900	6,758	90,845	7,572
Investment securities:
Trading securities	18	17	35	551
Available-for-sale securities	208,695	62,405	376,375	107,138
Held-to-maturity securities	1,126	683	2,188	1,279
Total investment securities	209,839	63,105	378,598	108,968
Mortgage loans held for portfolio	21,712	21,419	42,900	42,947
Other	297	—	431	—
Total interest income	937,094	174,401	1,740,018	277,844
INTEREST EXPENSE
Consolidated obligations:
Bonds	493,996	78,242	872,090	122,142
Discount notes	324,842	26,109	661,525	26,716
Total consolidated obligations	818,838	104,351	1,533,615	148,858
Deposits	8,405	326	14,437	348
Mandatorily redeemable capital stock	104	97	296	166
Other borrowings	120	310	122	313
Total interest expense	827,467	105,084	1,548,470	149,685
NET INTEREST INCOME	109,627	69,317	191,548	128,159
(Reduction of) provision for credit losses	(1)	(99)	93	(199)
NET INTEREST INCOME AFTER (REDUCTION OF) PROVISION FOR CREDIT LOSSES	109,628	69,416	191,455	128,358
OTHER INCOME (LOSS)
Service fees	3,475	3,943	7,208	6,495
Loss on early extinguishment of debt	—	—	—	(432)
Net (losses) gains on trading securities	(30)	(252)	49	(887)
Net losses on derivatives	(416)	(114)	(349)	(787)
Other, net	611	241	1,096	495
Total other income	3,640	3,818	8,004	4,884
OTHER EXPENSE
Compensation and benefits	10,746	10,773	21,958	22,012
Other operating expenses	7,007	6,249	13,877	12,668
Federal Housing Finance Agency (the FHFA)	1,652	1,014	3,305	2,103
Office of Finance	978	1,532	2,068	2,035
AHP voluntary contribution	2,000	5,455	2,000	13,980
Discretionary housing and community investment programs	2,480	1,432	3,252	1,735
Other	1,095	1,212	2,127	2,207
Total other expense	25,958	27,667	48,587	56,740
INCOME BEFORE ASSESSMENTS	87,310	45,567	150,872	76,502
AHP assessments	8,742	4,567	15,117	7,667
NET INCOME	$78,568	$41,000	$135,755	$68,835

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF BOSTON STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (dollars in thousands) (unaudited)
	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
Net income	$78,568	$41,000	$135,755	$68,835
Other comprehensive income:
Net unrealized (losses) gains on available-for-sale securities	(450)	(150,748)	10,204	(292,034)
Net unrealized gains relating to hedging activities	15,419	23,637	4,791	47,133
Pension and postretirement benefits	(255)	(498)	(255)	(475)
Total other comprehensive income (loss)	14,714	(127,609)	14,740	(245,376)
Comprehensive income (loss)	$93,282	$(86,609)	$150,495	$(176,541)

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF BOSTON STATEMENTS OF CAPITAL THREE AND SIX MONTHS ENDED JUNE 30, 2023 and 2022 (dollars and shares in thousands) (unaudited)

	Capital Stock Class B – Putable		Retained Earnings			Accumulated Other Comprehensive (Loss) Income
	Shares	Par Value	Unrestricted	Restricted	Total		Total Capital
BALANCE, MARCH 31, 2022	9,295	$929,482	$1,202,685	$368,420	$1,571,105	$(88,800)	$2,411,787
Comprehensive income (loss)			32,800	8,200	41,000	(127,609)	(86,609)
Proceeds from issuance of capital stock	19,394	1,939,415					1,939,415
Repurchase of capital stock	(13,027)	(1,302,693)					(1,302,693)
Shares reclassified to mandatorily redeemable capital stock	(90)	(8,961)					(8,961)
Cash dividends on capital stock			(4,927)		(4,927)		(4,927)
BALANCE, JUNE 30, 2022	15,572	$1,557,243	$1,230,558	$376,620	$1,607,178	$(216,409)	$2,948,012

BALANCE, MARCH 31, 2023	24,044	$2,404,394	$1,305,619	$411,133	$1,716,752	$(306,399)	$3,814,747
Comprehensive income			62,855	15,713	78,568	14,714	93,282
Proceeds from issuance of capital stock	10,818	1,081,798					1,081,798
Repurchase of capital stock	(14,799)	(1,479,865)					(1,479,865)
Shares reclassified to mandatorily redeemable capital stock	(3)	(281)					(281)
Cash dividends on capital stock			(39,829)		(39,829)		(39,829)
BALANCE, JUNE 30, 2023	20,060	$2,006,046	$1,328,645	$426,846	$1,755,491	$(291,685)	$3,469,852

BALANCE, DECEMBER 31, 2021	9,536	$953,638	$1,179,986	$368,420	$1,548,406	$28,967	$2,531,011
Comprehensive income (loss)			60,635	8,200	68,835	(245,376)	(176,541)
Proceeds from issuance of capital stock	20,613	2,061,275					2,061,275
Repurchase of capital stock	(14,487)	(1,448,709)					(1,448,709)
Shares reclassified to mandatorily redeemable capital stock	(90)	(8,961)					(8,961)
Cash dividends on capital stock			(10,063)		(10,063)		(10,063)
BALANCE, JUNE 30, 2022	15,572	$1,557,243	$1,230,558	$376,620	$1,607,178	$(216,409)	$2,948,012

BALANCE, DECEMBER 31, 2022	20,312	$2,031,178	$1,290,873	$399,695	$1,690,568	$(306,425)	$3,415,321
Comprehensive income			108,604	27,151	135,755	14,740	150,495
Proceeds from issuance of capital stock	27,627	2,762,692					2,762,692
Repurchase of capital stock	(27,876)	(2,787,543)					(2,787,543)
Shares reclassified to mandatorily redeemable capital stock	(3)	(281)					(281)
Cash dividends on capital stock			(70,832)		(70,832)		(70,832)
BALANCE, JUNE 30, 2023	20,060	$2,006,046	$1,328,645	$426,846	$1,755,491	$(291,685)	$3,469,852
The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF BOSTON STATEMENTS OF CASH FLOWS (dollars in thousands) (unaudited)
	For the Six Months Ended June 30,
	2023	2022
OPERATING ACTIVITIES
Net income	$135,755	$68,835
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization/(accretion)	37,464	(21,913)
Provision for (reduction of) credit losses	93	(199)
Net change in derivatives and hedging activities	(33,770)	1,126,266
Loss on early extinguishment of debt	—	432
Other adjustments, net	3,716	2,170
Net change in:
Market value of trading securities	(49)	887
Accrued interest receivable	(33,768)	(17,007)
Other assets	(1,297)	3,805
Accrued interest payable	149,771	25,754
Other liabilities	10,321	5,202
Total adjustments	132,481	1,125,397
Net cash provided by operating activities	268,236	1,194,232

INVESTING ACTIVITIES
Net change in:
Interest-bearing deposits	(98,124)	(1,228,327)
Securities purchased under agreements to resell	—	(10,450,000)
Federal funds sold	(297,000)	(1,054,000)
Loans to other FHLBanks	(200,000)	—
Trading securities:
Proceeds	—	500,000
Available-for-sale securities:
Proceeds	160,276	382,354
Purchases	(820,961)	(2,205,484)
Held-to-maturity securities:
Proceeds	10,918	32,920
Advances to members:
Repaid	565,412,053	114,877,033
Originated	(564,078,065)	(133,007,490)
Mortgage loans held for portfolio:
Proceeds	109,277	276,785
Purchases	(160,759)	(60,013)
Other investing activities, net	(4,265)	(86)
Net cash provided by (used in) investing activities	33,350	(31,936,308)

FEDERAL HOME LOAN BANK OF BOSTON STATEMENTS OF CASH FLOWS — (Continued) (dollars in thousands) (unaudited)
	For the Six Months Ended June 30,
	2023	2022
FINANCING ACTIVITIES
Net change in deposits	370,356	182,427
Net proceeds on derivatives with a financing element	7,202	94,558
Net proceeds from issuance of consolidated obligations:
Discount notes	75,735,199	121,903,886
Bonds	23,979,780	10,444,334
Payments for maturing and retiring consolidated obligations:
Discount notes	(85,311,668)	(99,096,517)
Bonds	(14,739,385)	(3,516,301)
Payment of financing lease	(22)	(22)
Proceeds from issuance of capital stock	2,762,692	2,061,275
Payments for repurchase of capital stock	(2,787,543)	(1,448,709)
Payments for redemption of mandatorily redeemable capital stock	(5,268)	(11,820)
Cash dividends paid	(70,832)	(10,063)
Net cash (used in) provided by financing activities	(59,489)	30,603,048
Net increase (decrease) in cash and due from banks	242,097	(139,028)
Cash and due from banks at beginning of the period	7,593	204,993
Cash and due from banks at end of the period	$249,690	$65,965
Supplemental disclosures:
Interest paid	$1,368,888	$122,494
AHP payments	$6,115	$6,708
Noncash transfers of mortgage loans held for portfolio to other assets	$92	$306
Noncash lease liabilities arising from obtaining right-of-use assets	$26,314	$—

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

As of June 30, 2023, the Bank has transitioned all outstanding contracts indexed to LIBOR, such that immediately following June 30, 2023, the U.S. dollar LIBOR rates referenced in these instruments either converted to the secured overnight financing rate (SOFR) or became static and will convert to SOFR at the beginning of the instruments’ next reset period. As a result of this transition, we elected to adopt the provision within this guidance for qualifying contract modifications related to reference rate reform. The adoption of this provision did not have a material effect on our financial condition, results of operations, or cash flows.

Note 3 — Investments

Interest-Bearing Deposits, Federal Funds Sold, and Loans to Other FHLBanks

As of June 30, 2023, and December 31, 2022, we invested in interest-bearing deposits, federal funds sold, or loans to other FHLBanks to provide short-term liquidity. These investments are generally transacted with counterparties that have received, or whose guarantors have received, a credit rating of triple-B or greater (investment grade) by a nationally recognized statistical rating organization (NRSRO), or the equivalent. At June 30, 2023, and December 31, 2022, none of these investments were made to counterparties or, if applicable, guaranteed by entities rated below single-A.

Federal funds sold and loans to other FHLBanks are unsecured loans that are transacted on an overnight term or short-term basis. FHFA regulations include a limit on the amount of unsecured credit we may extend to a counterparty. All investments in interest-bearing deposits, federal funds sold, and loans to other FHLBanks outstanding as of June 30, 2023, and December 31, 2022, have been repaid according to the contractual terms. No allowance for credit losses was recorded for these assets at June 30, 2023, and December 31, 2022.

Debt Securities

We invest in debt securities, which are classified as either trading, available-for-sale, or held-to-maturity. We are prohibited by FHFA regulations from investing in certain higher-risk securities, such as equity securities and debt instruments that are not investment quality, other than certain investments targeted at low-income persons or communities. We are not required to divest instruments that experience credit deterioration after their purchase.

Trading Securities

Table 3.1 - Trading Securities by Major Security Type
(dollars in thousands)

	June 30, 2023	December 31, 2022
Corporate bonds	$1,555	$1,507

Table 3.2 - Net Gains (Losses) on Trading Securities
(dollars in thousands)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
Net (losses) gains on trading securities held at period end	$(30)	$(252)	$49	$(462)
Net losses on trading securities sold or matured during the period	—	—	—	(425)
Net (losses) gains on trading securities	$(30)	$(252)	$49	$(887)

We do not participate in speculative trading practices and typically hold these investments over a longer time horizon.

Available-for-sale Securities

Table 3.3 - Available-for-Sale Securities by Major Security Type
(dollars in thousands)

	June 30, 2023
		Amounts Recorded in Accumulated Other Comprehensive Income
	Amortized Cost (1)	Unrealized Gains	Unrealized Losses	Fair Value
United States (U.S.) Treasury obligations	$5,759,541	$1,951	$(5,399)	$5,756,093
State housing-finance-agency obligations (HFA securities)	33,670	—	(1,279)	32,391
Supranational institutions	348,545	80	(3,043)	345,582
U.S. government-owned corporations	252,516	—	(20,407)	232,109
Government-sponsored enterprise (GSE)	103,628	—	(4,977)	98,651
	6,497,900	2,031	(35,105)	6,464,826
Mortgage-backed securities (MBS)
U.S. government guaranteed – single-family	18,064	—	(2,857)	15,207
U.S. government guaranteed – multifamily	526,468	—	(51,448)	475,020
GSE – single-family	1,041,715	193	(73,876)	968,032
GSE – multifamily	6,588,825	2,840	(181,855)	6,409,810
	8,175,072	3,033	(310,036)	7,868,069
Total	$14,672,972	$5,064	$(345,141)	$14,332,895

	December 31, 2022
		Amounts Recorded in Accumulated Other Comprehensive Income
	Amortized Cost (1)	Unrealized Gains	Unrealized Losses	Fair Value
U.S. Treasury obligations	$5,732,249	$2,784	$(11,471)	$5,723,562
HFA securities	34,580	—	(1,806)	32,774
Supranational institutions	355,767	33	(5,448)	350,352
U.S. government-owned corporations	253,490	—	(26,290)	227,200
GSE	104,530	—	(6,864)	97,666
	6,480,616	2,817	(51,879)	6,431,554
MBS
U.S. government guaranteed – single-family	18,737	—	(2,589)	16,148
U.S. government guaranteed – multifamily	531,184	—	(54,454)	476,730
GSE – single-family	831,304	251	(66,029)	765,526
GSE – multifamily	6,115,356	322	(178,720)	5,936,958
	7,496,581	573	(301,792)	7,195,362
Total	$13,977,197	$3,390	$(353,671)	$13,626,916
_______________________
(1)    Amortized cost of available-for-sale securities includes adjustments made to the cost basis of an investment for accretion, amortization, collection of cash, and fair-value hedge accounting adjustments. Amortized cost excludes accrued interest receivable of $42.4 million and $43.1 million at June 30, 2023, and December 31, 2022, respectively.

Table 3.4 - Available-for-Sale Securities in a Continuous Unrealized Loss Position
(dollars in thousands)

	June 30, 2023
	Continuous Unrealized Loss Less than 12 Months		Continuous Unrealized Loss 12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury obligations	$240,696	$(154)	$3,224,805	$(5,245)	$3,465,501	$(5,399)
HFA securities	—	—	32,391	(1,279)	32,391	(1,279)
Supranational institutions	—	—	250,479	(3,043)	250,479	(3,043)
U.S. government-owned corporations	—	—	232,109	(20,407)	232,109	(20,407)
GSE	—	—	98,651	(4,977)	98,651	(4,977)
	240,696	(154)	3,838,435	(34,951)	4,079,131	(35,105)

MBS
U.S. government guaranteed – single-family	641	(5)	14,566	(2,852)	15,207	(2,857)
U.S. government guaranteed – multifamily	—	—	475,020	(51,448)	475,020	(51,448)
GSE – single-family	301,450	(2,314)	638,864	(71,562)	940,314	(73,876)
GSE – multifamily	1,201,664	(6,979)	4,525,083	(174,876)	5,726,747	(181,855)
	1,503,755	(9,298)	5,653,533	(300,738)	7,157,288	(310,036)
Total	$1,744,451	$(9,452)	$9,491,968	$(335,689)	$11,236,419	$(345,141)

	December 31, 2022
	Continuous Unrealized Loss Less than 12 Months		Continuous Unrealized Loss 12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury obligations	$2,792,558	$(7,428)	$1,077,821	$(4,043)	$3,870,379	$(11,471)
HFA securities	10,383	(77)	22,391	(1,729)	32,774	(1,806)
Supranational institutions	—	—	337,485	(5,448)	337,485	(5,448)
U.S. government-owned corporations	—	—	227,200	(26,290)	227,200	(26,290)
GSE	—	—	97,666	(6,864)	97,666	(6,864)
	2,802,941	(7,505)	1,762,563	(44,374)	4,565,504	(51,879)
MBS
U.S. government guaranteed – single-family	16,148	(2,589)	—	—	16,148	(2,589)
U.S. government guaranteed – multifamily	310,447	(36,177)	166,283	(18,277)	476,730	(54,454)
GSE – single-family	657,378	(52,285)	77,892	(13,744)	735,270	(66,029)
GSE – multifamily	4,516,466	(124,136)	1,210,970	(54,584)	5,727,436	(178,720)
	5,500,439	(215,187)	1,455,145	(86,605)	6,955,584	(301,792)
Total	$8,303,380	$(222,692)	$3,217,708	$(130,979)	$11,521,088	$(353,671)

Table 3.5 - Available-for-Sale Securities by Contractual Maturity
(dollars in thousands)

	June 30, 2023		December 31, 2022
Year of Maturity	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$254,366	$254,491	$250,015	$250,198
Due after one year through five years	5,670,750	5,663,213	5,011,292	4,998,056
Due after five years through 10 years	255,697	255,153	900,988	897,913
Due after 10 years	317,087	291,969	318,321	285,387
	6,497,900	6,464,826	6,480,616	6,431,554
MBS (1)	8,175,072	7,868,069	7,496,581	7,195,362
Total	$14,672,972	$14,332,895	$13,977,197	$13,626,916
_______________________
(1)    MBS are not presented by contractual maturity because their expected maturities will likely differ from contractual maturities because borrowers of the underlying loans may have the right to call or prepay obligations with or without call or prepayment fees.

Held-to-Maturity Securities

Table 3.6 - Held-to-Maturity Securities by Major Security Type
(dollars in thousands)

	June 30, 2023
	Amortized Cost(1)	Gross Unrecognized Holding Gains	Gross Unrecognized Holding Losses	Fair Value
MBS
U.S. government guaranteed – single-family	$3,371	$12	$—	$3,383
GSE – single-family	84,658	358	(980)	84,036
Total	$88,029	$370	$(980)	$87,419

	December 31, 2022
	Amortized Cost(1)	Gross Unrecognized Holding Gains	Gross Unrecognized Holding Losses	Fair Value
MBS
U.S. government guaranteed – single-family	$3,614	$29	$—	$3,643
GSE – single-family	95,454	420	(926)	94,948
Total	$99,068	$449	$(926)	$98,591
_______________________
(1)    Amortized cost of held-to-maturity securities includes adjustments made to the cost basis of an investment for accretion, amortization, and collection of cash. Amortized cost excludes accrued interest receivable of $379 thousand and $323 thousand at June 30, 2023, and December 31, 2022, respectively.

Gains and Losses on Sales. We compute gains and losses on sales of investment securities using the specific identification method and include these gains and losses in other income (loss). The following table summarizes the proceeds from sale and gains and losses on sales of securities for the three and six months ended June 30, 2022. There were no sales of investment securities during the six months ended June 30, 2023.

Table 3.7 - Proceeds and Gains (Losses) from Sales of Investment Securities
(dollars in thousands)

	For the Three Months Ended June 30, 2022	For the Six Months Ended June 30, 2022
Available-for-Sale Securities
Proceeds from sale	$—	$142,733
Amortized cost, net of allowance for credit losses	—	142,735

Gross realized gains from sale	$—	$124
Gross realized losses from sale	—	(126)
Realized net loss from sale	$—	$(2)

Held-to-Maturity Securities(1)
Proceeds from sale	$—	$10,405
Carrying value	—	10,385

Gross realized gains from sale	$—	$22
Gross realized loss from sale	—	(2)
Realized net gain from sale	$—	$20
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

Allowance for Credit Losses on Available-for-Sale Securities and Held-to-Maturity Securities

We evaluate available-for-sale and held-to-maturity investment securities for credit losses on a quarterly basis. Our available-for-sale and held-to-maturity securities are principally debt securities of GSE or U.S. government-owned corporations, supranational institutions, and state housing finance agency obligations, and MBS issued by Government National Mortgage Association (Ginnie Mae), Federal Home Loan Mortgage Corporation (Freddie Mac), and Federal National Mortgage Association (Fannie Mae) that are backed by single-family or multifamily mortgage loans. We only purchase investment-grade securities. At June 30, 2023, and December 31, 2022, all available-for-sale securities and held-to-maturity securities were rated single-A, or above, by an NRSRO, based on the lowest long-term credit rating for each security.

We evaluate individual available-for-sale securities for impairment by comparing the security’s fair value to its amortized cost. Impairment may exist when the fair value of the investment is less than its amortized cost (i.e. in an unrealized loss position). At June 30, 2023, and December 31, 2022, certain available-for-sale securities were in an unrealized loss position. These losses are considered temporary as we expect to recover the entire amortized cost basis on these available-for-sale investment securities and we neither intend to sell these securities nor do we consider it more likely than not that we will be required to sell these securities before the anticipated recovery of each security's remaining amortized cost basis. Further, we have not experienced any material payment defaults on the instruments.

We evaluate held-to-maturity securities for impairment on a collective or pooled basis unless an individual assessment is deemed necessary because the securities do not possess similar risk characteristics. We have not experienced and do not anticipate any payment defaults on these securities.

Based on our assessment of the credit worthiness of the issuers or guarantors, no allowance for credit losses was recorded on available-for-sale securities or held-to-maturity securities at June 30, 2023, or December 31, 2022.

Note 4 — Advances

General Terms. At both June 30, 2023, and December 31, 2022, we had advances outstanding with interest rates ranging from 0.00 percent to 6.23 percent, respectively.

Table 4.1 - Advances Outstanding by Year of Contractual Maturity
(dollars in thousands)

	June 30, 2023		December 31, 2022
	Amount	Weighted Average Rate	Amount	Weighted Average Rate
Overdrawn demand-deposit accounts	$4,780	5.47%	$2,000	4.48%
Due in one year or less	20,698,333	5.11	24,563,604	4.26
Due after one year through two years	8,737,596	4.65	10,260,956	4.05
Due after two years through three years	3,445,631	3.14	2,034,070	2.10
Due after three years through four years	2,020,222	4.08	775,951	2.35
Due after four years through five years	3,339,362	3.32	1,775,923	3.76
Due after five years through fifteen years	2,205,472	2.86	2,377,747	2.53
Thereafter	45,391	1.50	40,525	1.41
Total par value	40,496,787	4.52%	41,830,776	3.94%
Discounts	(35,816)		(34,257)
Fair value of bifurcated derivatives (1)	252		400
Hedging adjustments	(215,394)		(197,338)
Total (2)	$40,245,829		$41,599,581
_________________________
(1)    At June 30, 2023, and December 31, 2022, we had certain advances with embedded features that met the requirements to be separated from the host contract and designated as stand-alone derivatives.
(2)    Excludes accrued interest receivable of $106.3 million and $72.9 million at June 30, 2023, and December 31, 2022, respectively.

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

Table 4.2 - Advances Outstanding by Year of Contractual Maturity or Next Call Date
(dollars in thousands)

	June 30, 2023	December 31, 2022
Overdrawn demand-deposit accounts	$4,780	$2,000
Due in one year or less	26,683,328	33,919,899
Due after one year through two years	3,647,821	1,718,681
Due after two years through three years	3,409,131	1,986,570
Due after three years through four years	1,182,472	711,351
Due after four years through five years	3,318,392	1,078,603
Due after five years through fifteen years	2,205,472	2,373,147
Thereafter	45,391	40,525
Total par value	$40,496,787	$41,830,776

We currently hold putable advances that provide us with the right to require repayment prior to maturity of the advance (and thereby extinguish the advance) on predetermined exercise dates (put dates). Generally, we would exercise the put options when interest rates increase relative to contractual rates.

Table 4.3 - Advances Outstanding by Year of Contractual Maturity or Next Put Date
(dollars in thousands)

	June 30, 2023	December 31, 2022
Overdrawn demand-deposit accounts	$4,780	$2,000
Due in one year or less	25,139,254	25,751,204
Due after one year through two years	8,503,596	10,525,456
Due after two years through three years	2,502,811	2,000,070
Due after three years through four years	1,647,222	750,951
Due after four years through five years	1,571,861	1,184,423
Due after five years through fifteen years	1,081,872	1,576,147
Thereafter	45,391	40,525
Total par value	$40,496,787	$41,830,776

Table 4.4 - Advances by Current Interest Rate Terms
(dollars in thousands)

	June 30, 2023	December 31, 2022
Fixed-rate	$33,744,012	$31,976,911
Variable-rate	6,752,775	9,853,865
Total par value	$40,496,787	$41,830,776

Credit Risk Exposure and Security Terms. Our advances are primarily made to member financial institutions, including commercial banks, insurance companies, savings institutions, and credit unions. We manage our credit exposure to secured member credit products through an integrated approach that generally includes credit limits for borrowers based on the amount and value of available collateral, ongoing reviews of each borrower's financial condition, and collateral and lending policies that are intended to limit risk of loss while balancing borrowers' needs for a reliable source of funding. For additional information on credit risk exposure and security terms see Part II — Item 8 — Financial Statements and Supplementary Data — Note 6 — Advances in the 2022 Annual Report.

Using a risk-based approach and taking into consideration each borrower's financial strength, we consider the types and level of collateral to be the primary indicator of credit quality on our credit products. At June 30, 2023, and December 31, 2022, we had rights to collateral, on a borrower-by-borrower basis, with an estimated value in excess of our outstanding extensions of credit.

We continue to evaluate and make changes to our collateral guidelines based on market conditions. At June 30, 2023, and December 31, 2022, none of our advances were past due, on nonaccrual status, or considered impaired. In addition, there were no modifications for borrowers experiencing financial difficulties related to advances during the six months ended June 30, 2023 and 2022.

Based upon the collateral held as security, our credit extension and collateral policies, management's credit analysis, and the repayment history on advances, we have not recorded any allowance for credit losses on our advances at June 30, 2023, and December 31, 2022.

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

Table 5.1 - Mortgage Loans Held for Portfolio
(dollars in thousands)

	June 30, 2023	December 31, 2022
Real estate
Fixed-rate 15-year single-family mortgages	$204,841	$224,307
Fixed-rate 20- and 30-year single-family mortgages	2,566,098	2,496,044
Premiums	39,075	40,305
Discounts	(1,747)	(1,660)
Deferred derivative gains, net	1,032	1,333
Total mortgage loans held for portfolio(1)	2,809,299	2,760,329
Less: allowance for credit losses	(2,000)	(1,900)
Total mortgage loans, net of allowance for credit losses	$2,807,299	$2,758,429
________________________
(1)    Excludes accrued interest receivable of $14.7 million and $14.3 million at June 30, 2023, and December 31, 2022, respectively.

Table 5.2 - Mortgage Loans Held for Portfolio by Collateral/Guarantee Type
(dollars in thousands)

	June 30, 2023	December 31, 2022
Conventional mortgage loans	$2,615,749	$2,557,230
Government mortgage loans	155,190	163,121
Total par value	$2,770,939	$2,720,351

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

Payment Status of Mortgage Loans. Payment status is a key credit quality indicator for conventional mortgage loans and allows us to monitor borrower performance. A past due loan is one for which the borrower has failed to make a full payment of principal and interest within 30 days of its due date. Other delinquency statistics include nonaccrual loans and loans in process of foreclosure. Tables 5.3 and 5.4 present the payment status for conventional mortgage loans and other delinquency statistics for all mortgage loans at June 30, 2023, and December 31, 2022.

Table 5.3 - Credit Quality Indicator for Conventional Mortgage Loans
(dollars in thousands)

	June 30, 2023
	Year of Origination
Payment Status at Amortized Cost(1)	Prior to 2019	2019 to 2023	Total
Past due 30-59 days delinquent	$9,333	$6,247	$15,580
Past due 60-89 days delinquent	4,116	601	4,717
Past due 90 days or more delinquent	7,151	1,596	8,747
Total past due	20,600	8,444	29,044
Total current loans	1,243,680	1,378,531	2,622,211
Total conventional mortgage loans	$1,264,280	$1,386,975	$2,651,255

	December 31, 2022
	Year of Origination
Payment Status at Amortized Cost(1)	Prior to 2018	2018 to 2022	Total
Past due 30-59 days delinquent	$9,640	$9,274	$18,914
Past due 60-89 days delinquent	2,844	1,554	4,398
Past due 90 days or more delinquent	9,638	5,444	15,082
Total past due	22,122	16,272	38,394
Total current loans	1,161,468	1,394,290	2,555,758
Total conventional mortgage loans	$1,183,590	$1,410,562	$2,594,152
_________________________
(1)    Amortized cost excludes accrued interest receivable.

Table 5.4 - Other Delinquency Statistics of Mortgage Loans
(dollars in thousands)

	June 30, 2023
	Amortized Cost in Conventional Mortgage Loans	Amortized Cost in Government Mortgage Loans	Total
In process of foreclosure (1)	$2,045	$559	$2,604
Serious delinquency rate (2)	0.33%	1.41%	0.39%
Past due 90 days or more still accruing interest	$—	$2,229	$2,229
Loans on nonaccrual status (3)	$8,747	$—	$8,747

	December 31, 2022
	Amortized Cost in Conventional Mortgage Loans	Amortized Cost in Government Mortgage Loans	Total
In process of foreclosure (1)	$2,898	$891	$3,789
Serious delinquency rate (2)	0.58%	1.42%	0.63%
Past due 90 days or more still accruing interest	$—	$2,359	$2,359
Loans on nonaccrual status (3)	$15,246	$—	$15,246
_______________________
(1)    Includes loans where the decision of foreclosure or similar alternative such as pursuit of deed-in-lieu of foreclosure has been reported.
(2)    Loans that are 90 days or more past due or in the process of foreclosure expressed as a percentage of the amortized cost of the total loan portfolio class.
(3)    As of June 30, 2023, and December 31, 2022, $4.5 million and $8.7 million, respectively, of conventional mortgage loans on nonaccrual status did not have an associated allowance for credit losses because either these loans were charged off or the fair value of the underlying collateral, including any credit enhancements, is greater than the amortized cost of the loans.

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

Certain conventional loans may be evaluated for credit losses by using the practical expedient for collateral dependent assets. A mortgage loan is considered collateral dependent when the borrower is experiencing financial difficulty and repayment is expected to be substantially through the sale of the underlying collateral. We estimate the fair value of this collateral by using a third-party property valuation model. The expected credit loss of a collateral dependent mortgage loan is equal to the difference between the amortized cost of the loan and the estimated fair value of the collateral, less estimated selling costs. We reserve for these estimated losses or record a direct charge-off of the loan balance if certain triggering criteria are met.

Table 5.5 presents a roll forward of the allowance for credit losses on conventional mortgage loans for the three and six months ended June 30, 2023 and 2022.

Table 5.5 - Allowance for Credit Losses on Conventional Mortgage Loans
(dollars in thousands)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
Allowance for credit losses (1)
Balance, beginning of period	$2,000	$1,600	$1,900	$1,700
Recoveries (charge offs)	1	(1)	7	(1)
(Reduction of) provision for credit losses	(1)	(99)	93	(199)
Balance, end of period	$2,000	$1,500	$2,000	$1,500
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

The servicer provides and maintains insurance or a guarantee from the applicable government agency. The servicer is responsible for compliance with all government agency requirements and for obtaining the benefit of the applicable insurance or guaranty with respect to defaulted government-guaranteed mortgage loans. Any losses incurred on these loans that are not recovered from the insurer or guarantor are absorbed by the related servicer. Therefore, we only have credit risk for these loans if the servicer fails to pay for losses not covered by insurance or guarantees, but in such instances we would have recourse against the servicer for such failure. Due to government guarantees or insurance on our government loans, there is no allowance for credit losses for the government mortgage loan portfolio as of June 30, 2023, and December 31, 2022. Additionally, government mortgage loans are not placed on nonaccrual status due to the government guarantee or insurance on these loans and the contractual obligation of the loan servicers to repurchase their related loans when certain criteria are met.

"Mortgage Partnership Finance," "MPF," "eMPF" and "MPF Xtra" are registered trademarks of the Federal Home Loan Bank of Chicago.

Note 6 — Derivatives and Hedging Activities

Table 6.1 - Fair Value of Derivative Instruments
(dollars in thousands)

	June 30, 2023			December 31, 2022
	Notional Amount of Derivatives	Derivative Assets	Derivative Liabilities	Notional Amount of Derivatives	Derivative Assets	Derivative Liabilities
Derivatives designated as hedging instruments
Interest-rate swaps	$48,364,880	$90,527	$(1,325,898)	$38,356,160	$47,000	$(1,394,051)
Forward-start interest-rate swaps	1,391,000	275	(360)	1,391,000	756	(40)
Total derivatives designated as hedging instruments	49,755,880	90,802	(1,326,258)	39,747,160	47,756	(1,394,091)

Derivatives not designated as hedging instruments
Interest-rate swaps	102,000	39	(130)	107,000	1	(226)
CO bond firm commitments	—	—	—	35,000	50	—
Mortgage-delivery commitments (1)	44,145	28	(176)	3,454	47	(2)
Total derivatives not designated as hedging instruments	146,145	67	(306)	145,454	98	(228)
Total notional amount of derivatives	$49,902,025			$39,892,614
Total derivatives before netting and collateral adjustments		90,869	(1,326,564)		47,854	(1,394,319)
Netting adjustments and cash collateral, including related accrued interest (2)		320,664	1,317,017		382,890	1,368,679
Derivative assets and derivative liabilities		$411,533	$(9,547)		$430,744	$(25,640)
_______________________
(1)    Mortgage-delivery commitments are classified as derivatives with changes in fair value recorded in other income.
(2)    Amounts represent the effect of master-netting agreements intended to allow us to settle positive and negative positions with the same counterparty. Cash collateral posted, including accrued interest, was $1.6 billion and $1.8 billion at June 30, 2023, and December 31, 2022, respectively. The change in cash collateral posted is included in the net change in interest-bearing deposits in the statement of cash flows. Cash collateral received, including accrued interest, was $3.9 million at June 30, 2023.

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

Table 6.2 - Net Gains (Losses) on Fair Value Hedging Relationships
(dollars in thousands)

	For the Three Months Ended June 30, 2023
	Advances	Available-for-sale Securities	CO Bonds
Total interest income (expense) presented on the statements of operations	$599,883	$208,695	$(493,996)

Gains (losses) on fair value hedging relationships
Changes in fair value:
Derivatives	$88,549	$209,363	$(160,253)
Hedged items	(87,147)	(206,139)	160,213
Net changes in fair value before price alignment interest	1,402	3,224	(40)
Price alignment interest(1)	(1,829)	(10,299)	257
Net interest settlements on derivatives(2)(3)	43,516	114,828	(156,932)
Net gains (losses) on qualifying hedging relationships	43,089	107,753	(156,715)
Amortization/accretion of discontinued hedging relationships	(471)	—	316
Net gains (losses) on fair value hedging relationships recorded in net interest income	$42,618	$107,753	$(156,399)

	For the Three Months Ended June 30, 2022
	Advances	Available-for-sale Securities	CO Bonds
Total interest income (expense) presented on the statements of operations	$69,277	$62,405	$(78,242)

Gains (losses) on fair value hedging relationships
Changes in fair value:
Derivatives	$48,392	$350,986	$(238,288)
Hedged items	(47,489)	(334,705)	238,516
Net changes in fair value before price alignment interest	903	16,281	228
Price alignment interest(1)	(185)	(949)	31
Net interest settlements on derivatives(2)(3)	(5,205)	(21,256)	15,049
Net (losses) gains on qualifying hedging relationships	(4,487)	(5,924)	15,308
Amortization/accretion of discontinued hedging relationships	(273)	—	510
Net gains (losses) on fair value hedging relationships recorded in net interest income	$(4,760)	$(5,924)	$15,818

	For the Six Months Ended June 30, 2023
	Advances	Available-for-sale Securities	CO Bonds
Total interest income (expense) presented on the statements of operations	$1,101,089	$376,375	$(872,090)

Gains (losses) on fair value hedging relationships
Changes in fair value:
Derivatives	$19,963	$(23,952)	$81,654
Hedged items	(19,629)	21,072	(81,844)
Net changes in fair value before price alignment interest	334	(2,880)	(190)
Price alignment interest(1)	(3,583)	(20,357)	540
Net interest settlements on derivatives(2)(3)	71,971	212,054	(297,742)
Net gains (losses) on qualifying hedging relationships	68,722	188,817	(297,392)
Amortization/accretion of discontinued hedging relationships	(983)	—	842
Net gains (losses) on fair value hedging relationships recorded in net interest income	$67,739	$188,817	$(296,550)

	For the Six Months Ended June 30, 2022
	Advances	Available-for-sale Securities	CO Bonds
Total interest income (expense) presented on the statements of operations	$103,270	$107,138	$(122,142)

Gains (losses) on fair value hedging relationships
Changes in fair value:
Derivatives	$144,241	$987,668	$(807,521)
Hedged items	(141,985)	(957,045)	808,226
Net changes in fair value before price alignment interest	2,256	30,623	705
Price alignment interest(1)	(207)	(1,000)	33
Net interest settlements on derivatives(2)(3)	(15,131)	(58,647)	41,840
Net (losses) gains on qualifying hedging relationships	(13,082)	(29,024)	42,578
Amortization/accretion of discontinued hedging relationships	(536)	—	1,012
Net gains (losses) on fair value hedging relationships recorded in net interest income	$(13,618)	$(29,024)	$43,590
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

Tables 6.3 presents the net gains (losses) on qualifying cash flow hedging relationships.

Table 6.3 - Net Gains (Losses) on Cash Flow Hedging Relationships
(dollars in thousands)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
Forward-start interest rate swaps - CO Bonds
Losses reclassified from accumulated other comprehensive loss into interest expense	$(1,117)	$(1,455)	$(2,244)	$(2,893)
Gains recognized in other comprehensive income	14,302	22,182	2,547	44,240

For the six months ended June 30, 2023 and 2022, there were no reclassifications from accumulated other comprehensive income into earnings as a result of the discontinuance of cash-flow hedges because the original forecasted transactions were not expected to occur by the end of the originally specified period or within a two-month period thereafter. As of June 30, 2023, the maximum length of time over which we are hedging our exposure to the variability in future cash flows for forecasted transactions is six years.

As of June 30, 2023, the amount of deferred net losses on derivatives accumulated in other comprehensive income related to cash flow hedges expected to be reclassified to earnings during the next 12 months is $4.1 million.

Table 6.4 - Cumulative Basis Adjustments for Fair-Value Hedges
(dollars in thousands)

	June 30, 2023
Line Item in Statement of Condition	Amortized Cost of Hedged Asset/ Liability(1)	Cumulative Basis Adjustments for Active Hedging Relationships Included in Amortized Cost	Cumulative Basis Adjustments for Discontinued Hedging Relationships Included in Amortized Cost	Cumulative Amount of Fair Value Hedging Basis Adjustments
Advances	$8,042,136	$(218,579)	$3,185	$(215,394)
Available-for-sale securities	11,320,952	(1,169,183)	—	(1,169,183)
Consolidated obligation bonds	26,257,803	(1,301,048)	28,661	(1,272,387)
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

Table 6.5 - Impact of Variation Margin for Cleared Derivatives on the Statement of Cash Flows
(dollars in thousands)

	Increase (Decrease) on Cash Flow Statement
	For the Six Months Ended June 30,
	2023	2022
Operating activity - net change in derivatives and hedging activities	$161,218	$1,142,853
Financing activity - net proceeds on derivatives with a financing element	15,607	107,216
Total variation margin received on cleared derivatives	$176,825	$1,250,069

Managing Credit Risk on Derivatives.
We enter into derivatives that we clear (cleared derivatives) with a derivatives clearing organization (DCO), our counterparty for such derivatives. We also enter into derivatives that are not cleared (uncleared derivatives) under master-netting agreements. Derivatives that contain any optionality are not currently eligible for clearing. Accordingly, such derivatives, including the derivatives used to hedge issuance of callable CO bonds, are executed with our uncleared derivatives counterparties.

Certain of our uncleared derivatives master-netting agreements contain provisions that require us to post additional collateral with our uncleared derivatives counterparties if our credit ratings are lowered. Under the terms that govern such agreements, if our credit rating is lowered by Moody's Investors Service Inc. (Moody's) or Standard & Poor’s Financial Services LLC (S&P) to a certain level, we are required to deliver additional collateral on uncleared derivatives. In the event of a split between such credit ratings, the lower rating governs. The aggregate fair value of all uncleared derivatives with these provisions that were in a net-liability position (before cash collateral and related accrued interest) at June 30, 2023, was $1.2 billion for which we had delivered collateral with a post-haircut value of $1.2 billion in accordance with the terms of the master-netting agreements. Securities collateral is subject to valuation haircuts in accordance with the terms of the master-netting arrangements. Table 6.6 sets forth the post-haircut value of incremental collateral that certain uncleared derivatives counterparties could have required us to deliver based on incremental credit rating downgrades at June 30, 2023.

Table 6.6 - Post-Haircut Value of Incremental Collateral to be Delivered as of June 30, 2023
(dollars in thousands)

Ratings Downgrade (1)
From	To	Incremental Collateral
AA+	AA or AA-	$—
AA-	A+, A or A-	—
A-	below A-	72,847
_______________________
(1)    Ratings are expressed in this table according to S&P's conventions but include the equivalent of such rating by Moody's. If there is a split rating, the lower rating is used.

For cleared derivatives, the DCO is our counterparty. The DCO notifies the clearing member of the required initial and variation margin and our agent (clearing member) in turn notifies us. We utilize one of two DCOs, for each cleared derivative transaction, Chicago Mercantile Exchange, Inc. (CME Inc.) or LCH Limited (LCH Ltd). Each DCO's rulebook characterizes variation margin payments as daily settlement payments, rather than as collateral. At both DCOs, posted initial margin is considered collateral. We post initial margin and exchange variation margin through a clearing member of the DCO which clears our trades, acts as our agent to the DCO and guarantees our performance to the DCO, subject to the terms of relevant agreements. These arrangements expose us to credit risk in the event that one of our clearing members or one of the DCOs fails to meet its obligations. The use of cleared derivatives is intended to mitigate credit risk exposure because the DCO, which is fully secured at all times through margin received from its clearing members, is substituted for the credit risk exposure of individual counterparties in uncleared derivatives, and collateral is posted at least once daily for changes in the fair value of cleared derivatives through a clearing member.

For cleared derivatives, the DCO determines initial margin requirements. Our clearing members, which are U.S. Commodity Futures Trading Commission-registered futures commission merchants, may require us to post margin in excess of DCO requirements based on our credit or other considerations, including but not limited to, credit rating downgrades. We were not required to post any such excess margin by our clearing members based on credit or any other considerations at June 30, 2023.

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

Table 6.7 presents separately the fair value of derivatives that are subject to netting due to a legal right of offset based on the terms of our master netting arrangements or similar agreements as of June 30, 2023, and December 31, 2022, which includes cleared and uncleared interest rate swaps, and the fair value of derivatives that are not subject to such netting, which includes mortgage delivery commitments and CO bond firm commitments. Derivatives subject to netting include any related cash collateral received from or pledged to counterparties.

Table 6.7 - Netting of Derivative Assets and Derivative Liabilities
(dollars in thousands)

	June 30, 2023
	Derivative Instruments Meeting Netting Requirements
	Gross Recognized Amount	Gross Amounts of Netting Adjustments (1)	Derivative Instruments Not Meeting Netting Requirements	Total Derivative Assets and Total Derivative Liabilities
Derivative Assets
Interest-rate swaps
Uncleared	$82,948	$(82,253)		$695
Cleared	7,893	402,917		410,810
Mortgage delivery commitments			$28	28
Total				$411,533

Derivative Liabilities
Interest-rate swaps
Uncleared	$(1,321,288)	$1,311,917		$(9,371)
Cleared	(5,100)	5,100		—
Mortgage delivery commitments			$(176)	(176)
Total				$(9,547)

	December 31, 2022
	Derivative Instruments Meeting Netting Requirements
	Gross Recognized Amount	Gross Amounts of Netting Adjustments (1)	Derivative Instruments Not Meeting Netting Requirements	Total Derivative Assets and Total Derivative Liabilities
Derivative Assets
Interest-rate swaps
Uncleared	$23,782	$(23,782)		$—
Cleared	23,975	406,672		430,647
CO bond firm commitments			$50	50
Mortgage delivery commitments			47	47
Total				$430,744

Derivative Liabilities
Interest-rate swaps
Uncleared	$(1,393,633)	$1,367,995		$(25,638)
Cleared	(684)	684		—
Mortgage delivery commitments			$(2)	(2)
Total				$(25,640)
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

Table 7.1 - Deposits
(dollars in thousands)

	June 30, 2023	December 31, 2022
Interest-bearing
Demand and overnight	$1,000,331	$632,635
Other	—	1,867
Noninterest-bearing
Other	21,642	20,985
Total deposits	$1,021,973	$655,487

Note 8 — Consolidated Obligations

CO Bonds. CO bonds for which we have received issuance proceeds and are primarily liable were as follows:

Table 8.1 - CO Bonds Outstanding by Contractual Maturity
(dollars in thousands)

	June 30, 2023		December 31, 2022
	Amount	Weighted Average Rate (1)	Amount	Weighted Average Rate (1)
Due in one year or less	$16,586,715	4.45%	$10,616,385	3.15%
Due after one year through two years	8,319,620	2.75	5,321,650	1.85
Due after two years through three years	6,522,915	1.78	4,993,600	1.70
Due after three years through four years	4,706,670	1.82	5,951,355	1.10
Due after four years through five years	2,286,480	3.29	2,099,000	2.24
Thereafter	3,698,975	2.39	3,916,865	2.09
Total par value	42,121,375	3.16%	32,898,855	2.17%
Premiums	40,715		27,902
Discounts	(11,223)		(8,033)
Hedging adjustments	(1,272,387)		(1,353,181)
Total	$40,878,480		$31,565,543
_______________________
(1)    The CO bonds' weighted-average rate excludes concession fees.

Table 8.2 - CO Bonds Outstanding by Call Feature
(dollars in thousands)

	June 30, 2023	December 31, 2022
Noncallable and nonputable	$20,143,435	$15,039,805
Callable	21,977,940	17,859,050
Total par value	$42,121,375	$32,898,855

Table 8.3 - CO Bonds Outstanding by Contractual Maturity or Next Call Date
(dollars in thousands)

	June 30, 2023	December 31, 2022
Due in one year or less	$31,513,215	$26,319,885
Due after one year through two years	4,314,620	1,843,150
Due after two years through three years	2,705,915	1,952,600
Due after three years through four years	1,220,170	1,370,355
Due after four years through five years	1,130,480	438,000
Thereafter	1,236,975	974,865
Total par value	$42,121,375	$32,898,855

Table 8.4 - CO Bonds by Interest Rate-Payment Type
(dollars in thousands)

	June 30, 2023	December 31, 2022
Fixed-rate	$31,523,985	$22,667,605
Step-up (1)	5,992,390	6,031,250
Simple variable-rate	4,605,000	4,200,000
Total par value	$42,121,375	$32,898,855
_______________________
(1)    Step-up bonds pay interest at increasing fixed rates for specified intervals over the life of the CO bond and can be called at our option on the step-up dates.

CO Discount Notes. Outstanding CO discount notes for which we were primarily liable, all of which are due within one year, were as follows:

Table 8.5 - CO Discount Notes Outstanding
(dollars in thousands)

	Book Value	Par Value	Weighted Average Rate (1)
June 30, 2023	$17,460,907	$17,613,723	5.09%
December 31, 2022	$26,975,260	$27,109,244	4.22%
_______________________
(1)    CO discount notes' weighted-average rate represents the yield to maturity excluding concession fees.

Note 9 — Affordable Housing Program

Table 9.1 - AHP Liability
(dollars in thousands)

	June 30, 2023	December 31, 2022
Balance at beginning of year	$76,622	$70,503
AHP expense for the period	15,117	20,521
AHP voluntary contribution	2,000	5,479
AHP direct grant disbursements	(6,115)	(17,683)
AHP subsidy for AHP advance disbursements	(2,366)	(3,155)
Return of previously disbursed grants and subsidies	—	957
Balance at end of period	$85,258	$76,622

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

Table 10.1 - Regulatory Capital Requirements
(dollars in thousands)

Risk-Based Capital Requirements	June 30, 2023	December 31, 2022

Permanent capital
Class B capital stock	$2,006,046	$2,031,178
Mandatorily redeemable capital stock	5,303	10,290
Retained earnings	1,755,491	1,690,568
Total permanent capital	$3,766,840	$3,732,036
Risk-based capital requirement
Credit-risk capital	$137,656	$130,875
Market-risk capital	439,835	225,813
Operations-risk capital	173,247	107,006
Total risk-based capital requirement	$750,738	$463,694
Permanent capital in excess of risk-based capital requirement	$3,016,102	$3,268,342

	June 30, 2023		December 31, 2022
	Required	Actual	Required	Actual
Capital Ratio
Risk-based capital	$750,738	$3,766,840	$463,694	$3,732,036
Total regulatory capital	$2,531,262	$3,766,840	$2,515,902	$3,732,036
Total capital-to-asset ratio	4.0%	6.0%	4.0%	5.9%

Leverage Ratio
Leverage capital	$3,164,077	$5,650,260	$3,144,877	$5,598,054
Leverage capital-to-assets ratio	5.0%	8.9%	5.0%	8.9%

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

Restricted Retained Earnings. At June 30, 2023, our total required contribution to the restricted retained earnings account was $694.6 million. At June 30, 2023, and December 31, 2022, restricted retained earnings totaled $426.8 million and $399.7 million, respectively. These restricted retained earnings are not available to pay dividends.

Note 11 — Accumulated Other Comprehensive Income (Loss)

Table 11.1 - Accumulated Other Comprehensive Income (Loss)
(dollars in thousands)

	Net Unrealized Loss on Available-for-sale Securities	Net Unrealized Gain (Loss) Relating to Hedging Activities	Pension and Postretirement Benefits	Total
Balance, March 31, 2022	$(83,273)	$(2,795)	$(2,732)	$(88,800)
Other comprehensive income (loss) before reclassifications:
Net unrealized (losses) gains	(150,748)	22,182	—	(128,566)
Net actuarial loss	—	—	(685)	(685)
Reclassifications from other comprehensive income to net income
Amortization - hedging activities (1)	—	1,455	—	1,455
Amortization - pension and postretirement benefits (2)	—	—	187	187
Other comprehensive (loss) income	(150,748)	23,637	(498)	(127,609)
Balance, June 30, 2022	$(234,021)	$20,842	$(3,230)	$(216,409)

Balance, March 31, 2023	$(339,627)	$31,854	$1,374	$(306,399)
Other comprehensive income (loss) before reclassifications:
Net unrealized (losses) gains	(450)	14,302	—	13,852
Net actuarial loss	—	—	(255)	(255)
Reclassifications from other comprehensive income to net income
Amortization - hedging activities (1)	—	1,117	—	1,117
Other comprehensive (loss) income	(450)	15,419	(255)	14,714
Balance, June 30, 2023	$(340,077)	$47,273	$1,119	$(291,685)

	Net Unrealized Gain (Loss) on Available-for-sale Securities	Net Unrealized Gain (Loss) Relating to Hedging Activities	Pension and Postretirement Benefits	Total
Balance, December 31, 2021	$58,013	$(26,291)	$(2,755)	$28,967
Other comprehensive income (loss) before reclassifications:
Net unrealized (losses) gains	(292,036)	44,240	—	(247,796)
Net actuarial loss	—	—	(685)	(685)
Reclassifications from other comprehensive income to net income
Amortization - hedging activities (1)	—	2,893	—	2,893
Amortization - pension and postretirement benefits (2)	—	—	210	210
Reclassification of realized net loss included in net income(3)	2	—	—	2
Other comprehensive (loss) income	(292,034)	47,133	(475)	(245,376)
Balance, June 30, 2022	$(234,021)	$20,842	$(3,230)	$(216,409)

Balance, December 31, 2022	$(350,281)	$42,482	$1,374	$(306,425)
Other comprehensive income (loss) before reclassifications:
Net unrealized gains	10,204	2,547	—	12,751
Net actuarial loss	—	—	(255)	(255)
Reclassifications from other comprehensive income to net income
Amortization - hedging activities (1)	—	2,244	—	2,244
Other comprehensive income (loss)	10,204	4,791	(255)	14,740
Balance, June 30, 2023	$(340,077)	$47,273	$1,119	$(291,685)
_______________________
(1)    Recorded in CO bond interest expense in the statement of operations.
(2)    Recorded in other expenses in the statement of operations.
(3)    Recorded in other income (loss), other, net in the statement of operations.

Note 12 — Fair Values

A fair-value hierarchy is used to prioritize the inputs of valuation techniques used to measure fair value. A description of the application of the fair-value hierarchy, valuation techniques, and significant inputs is disclosed in Part II — Item 8 — Financial Statements and Supplementary Data — Note 15 — Fair Values in the 2022 Annual Report. There have been no material changes in the fair-value hierarchy classification of financial assets and liabilities, valuation techniques, or significant inputs during the six months ended June 30, 2023.

Table 12.1 presents the carrying value, fair value, and fair value hierarchy of our financial assets and liabilities at June 30, 2023, and December 31, 2022. We record trading securities, available-for-sale securities, derivative assets, derivative liabilities, and certain other assets at fair value on a recurring basis and certain mortgage loans at fair value on a non-recurring basis. We record all other financial assets and liabilities at amortized cost. Refer to Table 12.2 for further details about the financial assets and liabilities held at fair value on either a recurring or non-recurring basis.

Table 12.1 - Fair Value Summary
(dollars in thousands)

	June 30, 2023
	Carrying Value	Total Fair Value	Level 1	Level 2	Level 3	Netting Adjustments and Cash Collateral(2)
Financial instruments
Assets:
Cash and due from banks	$249,690	$249,690	$249,690	$—	$—	$—
Interest-bearing deposits	1,693,881	1,693,881	1,693,881	—	—	—
Federal funds sold	3,003,000	3,002,987	—	3,002,987	—	—
Loans to other FHLBanks	200,000	199,999	—	199,999	—	—
Trading securities(1)	1,555	1,555	—	1,555	—	—
Available-for-sale securities(1)	14,332,895	14,332,895	—	14,300,504	32,391	—
Held-to-maturity securities	88,029	87,419	—	87,419	—	—
Advances	40,245,829	40,014,406	—	40,014,406	—	—
Mortgage loans, net	2,807,299	2,523,325	—	2,508,180	15,145	—
Accrued interest receivable	168,036	168,036	—	168,036	—	—
Derivative assets(1)	411,533	411,533	—	90,869	—	320,664
Other assets (1)	27,073	27,073	13,161	13,912	—	—
Liabilities:
Deposits	(1,021,973)	(1,021,900)	—	(1,021,900)	—	—
COs:
Bonds	(40,878,480)	(40,331,409)	—	(40,331,409)	—	—
Discount notes	(17,460,907)	(17,454,891)	—	(17,454,891)	—	—
Mandatorily redeemable capital stock	(5,303)	(5,303)	(5,303)	—	—	—
Accrued interest payable	(280,278)	(280,278)	—	(280,278)	—	—
Derivative liabilities(1)	(9,547)	(9,547)	—	(1,326,564)	—	1,317,017
Other:
Commitments to extend credit for advances	—	(6,247)	—	(6,247)	—	—
Standby letters of credit	(1,315)	(1,315)	—	(1,315)	—	—

	December 31, 2022
	Carrying Value	Total Fair Value	Level 1	Level 2	Level 3	Netting Adjustments and Cash Collateral(2)
Financial instruments
Assets:
Cash and due from banks	$7,593	$7,593	$7,593	$—	$—	$—
Interest-bearing deposits	1,485,290	1,485,290	1,485,290	—	—	—
Federal funds sold	2,706,000	2,705,992	—	2,705,992	—	—
Trading securities(1)	1,507	1,507	—	1,507	—	—
Available-for-sale securities(1)	13,626,916	13,626,916	—	13,594,142	32,774	—
Held-to-maturity securities	99,068	98,591	—	98,591	—	—
Advances	41,599,581	41,378,357	—	41,378,357	—	—
Mortgage loans, net	2,758,429	2,483,271	—	2,462,257	21,014	—
Accrued interest receivable	134,268	134,268	—	134,268	—	—
Derivative assets(1)	430,744	430,744	—	47,854	—	382,890
Other assets(1)	25,504	25,504	11,950	13,554	—	—
Liabilities:
Deposits	(655,487)	(655,425)	—	(655,425)	—	—
COs:
Bonds	(31,565,543)	(30,981,391)	—	(30,981,391)	—	—
Discount notes	(26,975,260)	(26,972,926)	—	(26,972,926)	—	—
Mandatorily redeemable capital stock	(10,290)	(10,290)	(10,290)	—	—	—
Accrued interest payable	(130,515)	(130,515)	—	(130,515)	—	—
Derivative liabilities(1)	(25,640)	(25,640)	—	(1,394,319)	—	1,368,679
Other:
Commitments to extend credit for advances	—	(13,327)	—	(13,327)	—	—
Standby letters of credit	(1,168)	(1,168)	—	(1,168)	—	—
_______________________
(1)Carried at fair value and measured on a recurring basis.
(2)These amounts represent the effect of master-netting agreements intended to allow us to settle positive and negative positions and also cash collateral and related accrued interest held or placed with the same clearing member and/or counterparty.

Fair Value Measured on a Recurring and Nonrecurring Basis.

Table 12.2 - Fair Value of Assets and Liabilities Measured at Fair Value on a Recurring and Nonrecurring Basis
(dollars in thousands)

	June 30, 2023
	Level 1	Level 2	Level 3	Netting Adjustments and Cash Collateral (1)	Total
Assets:
Carried at fair value on a recurring basis
Trading securities:
Corporate bonds	$—	$1,555	$—	$—	$1,555
Total trading securities	—	1,555	—	—	1,555
Available-for-sale securities:
U.S. Treasury obligations	—	5,756,093	—	—	5,756,093
HFA securities	—	—	32,391	—	32,391
Supranational institutions	—	345,582	—	—	345,582
U.S. government-owned corporations	—	232,109	—	—	232,109
GSE	—	98,651	—	—	98,651
U.S. government guaranteed – single-family MBS	—	15,207	—	—	15,207
U.S. government guaranteed – multifamily MBS	—	475,020	—	—	475,020
GSE – single-family MBS	—	968,032	—	—	968,032
GSE – multifamily MBS	—	6,409,810	—	—	6,409,810
Total available-for-sale securities	—	14,300,504	32,391	—	14,332,895
Derivative assets:
Interest-rate-exchange agreements	—	90,841	—	320,664	411,505
Mortgage delivery commitments	—	28	—	—	28
Total derivative assets	—	90,869	—	320,664	411,533
Other assets	13,161	13,912	—	—	27,073
Total assets carried at fair value on a recurring basis	$13,161	$14,406,840	$32,391	$320,664	$14,773,056
Liabilities:
Carried at fair value on a recurring basis
Derivative liabilities
Interest-rate-exchange agreements	$—	$(1,326,388)	$—	$1,317,017	$(9,371)
Mortgage delivery commitments	—	(176)	—	—	(176)
Total liabilities carried at fair value on a recurring basis	$—	$(1,326,564)	$—	$1,317,017	$(9,547)

	December 31, 2022
	Level 1	Level 2	Level 3	Netting Adjustments and Cash Collateral(1)	Total
Assets:
Carried at fair value on a recurring basis
Trading securities:
Corporate bonds	$—	$1,507	$—	$—	$1,507
Total trading securities	—	1,507	—	—	1,507
Available-for-sale securities:
U.S. Treasury obligations	—	5,723,562	—	—	5,723,562
HFA securities	—	—	32,774	—	32,774
Supranational institutions	—	350,352	—	—	350,352
U.S. government-owned corporations	—	227,200	—	—	227,200
GSE	—	97,666	—	—	97,666
U.S. government guaranteed – single-family MBS	—	16,148	—	—	16,148
U.S. government guaranteed – multifamily MBS	—	476,730	—	—	476,730
GSE – single-family MBS	—	765,526	—	—	765,526
GSE – multifamily MBS	—	5,936,958	—	—	5,936,958
Total available-for-sale securities	—	13,594,142	32,774	—	13,626,916
Derivative assets:
Interest-rate-exchange agreements	—	47,757	—	382,890	430,647
CO Bond firm commitments	—	50	—	—	50
Mortgage delivery commitments	—	47	—	—	47
Total derivative assets	—	47,854	—	382,890	430,744
Other assets	11,950	13,554	—	—	25,504
Total assets carried at fair value on a recurring basis	$11,950	$13,657,057	$32,774	$382,890	$14,084,671
Carried at fair value on a nonrecurring basis(2)
Mortgage loans held for portfolio	$—	$—	$90	$—	$90
Total assets carried at fair value on a nonrecurring basis	$—	$—	$90	$—	$90
Liabilities:
Carried at fair value on a recurring basis
Derivative liabilities
Interest-rate-exchange agreements	$—	$(1,394,317)	$—	$1,368,679	$(25,638)
Mortgage delivery commitments	—	(2)	—	—	(2)
Total liabilities carried at fair value on a recurring basis	$—	$(1,394,319)	$—	$1,368,679	$(25,640)
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

Table 12.3 presents a reconciliation of available-for-sale securities that are measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the three and six months ended June 30, 2023 and 2022.

Table 12.3 - Roll Forward of Level 3 Available-for-Sale HFA Securities
(dollars in thousands)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
Balance at beginning of period	$33,105	$61,444	$32,774	$62,265
Total gains (losses) included in other comprehensive income
Net unrealized gains (losses)	196	(51)	527	(872)
Sales, maturities, and settlements
Settlements	(910)	(860)	(910)	(860)
Balance at end of period	$32,391	$60,533	$32,391	$60,533

Total amount of unrealized gains (losses) for the period included in other comprehensive income relating to securities held at period end	$196	$(51)	$527	$(872)

Note 13 — Commitments and Contingencies

Joint and Several Liability. COs are backed by the financial resources of the 11 district Federal Home Loan Banks (the FHLBanks or the FHLBank System). The FHFA has authority to require any FHLBank to repay all or a portion of the principal and interest on COs for which another FHLBank is the primary obligor. No FHLBank has ever been asked or required to repay the principal or interest on any CO on behalf of another FHLBank. We evaluate the financial condition of the other FHLBanks primarily based on known regulatory actions, publicly available financial information, and individual long-term credit-rating actions as of each period-end presented. Based on this evaluation, we do not believe it is likely that we will be required to repay the principal or interest on any CO on behalf of another FHLBank.

We have considered applicable FASB guidance and determined it is not necessary to recognize a liability for the fair value of our joint and several liability for all of the COs. The joint and several obligation is mandated by the FHLBank Act, as implemented by FHFA regulations, and is not the result of an arms-length transaction among the FHLBanks. The FHLBanks have no control over the amount of the guaranty or the determination of how each FHLBank would perform under the joint and several obligation. Because the FHLBanks are subject to the authority of the FHFA as it relates to decisions involving the allocation of the joint and several liability for the FHLBanks' COs, the FHLBanks' joint and several obligation is excluded from the initial recognition and measurement provisions. Accordingly, we have not recognized a liability for our joint and several obligation related to other FHLBanks' COs at June 30, 2023, and December 31, 2022. The par amounts of other FHLBanks' outstanding COs for which we are jointly and severally liable totaled $1.3 trillion and $1.1 trillion at June 30, 2023, and December 31, 2022, respectively. See Note 8 — Consolidated Obligations for additional information.

Off-Balance-Sheet Commitments

Table 13.1 - Off-Balance Sheet Commitments (1)
(dollars in thousands)

	June 30, 2023			December 31, 2022
	Expire within one year	Expire after one year	Total	Expire within one year	Expire after one year	Total
Standby letters of credit outstanding (2)	$8,737,974	$220,606	$8,958,580	$10,148,761	$77,521	$10,226,282
Commitments for unused lines of credit - advances (3)	1,138,895	—	1,138,895	1,123,269	—	1,123,269
Commitments to make additional advances	224,090	18,002	242,092	57,024	29,010	86,034
Commitments to invest in mortgage loans	44,145	—	44,145	3,454	—	3,454
Unsettled CO bonds, at par	175,500	—	175,500	172,140	—	172,140
Unsettled CO discount notes, at par	—	—	—	32,480	—	32,480
__________________________

(1)    We have determined that it is unnecessary to record any liability for credit losses on these agreements.
(2)    The amount of standby letters of credit outstanding excludes commitments to issue standby letters of credit that expire within one year. At June 30, 2023, and December 31, 2022, these amounts totaled $85.4 million and $22.0 million, respectively. Also, excluded are commitments to issue standby letters of credit that expire after one year totaling $22.8 million at June 30, 2023.
(3)    Commitments for unused line-of-credit advances are generally for periods of up to 12 months. Since many of these commitments are not expected to be drawn upon, the total commitment amount does not necessarily indicate future liquidity requirements.

Standby Letters of Credit. For a fee we issue standby letters of credit on behalf of our members to support certain obligations of the members to third-party beneficiaries. These standby letters of credit are generally subject to the same collateralization and borrowing limits similar to advances. Standby letters of credit may be offered to assist members and nonmember housing associates in facilitating residential housing finance, community lending, and asset-liability management, and to provide liquidity. In particular, members often use standby letters of credit as collateral for deposits from state and local government agencies. If we are required to make payment for a beneficiary's draw, our strategy is to take prompt action to recover the funds paid to the third-party beneficiary, including converting the payment amount into a collateralized advance to the primary obligor, withdrawing the payment amount from the primary obligor's demand deposit account with us, or selling collateral pledged by the primary obligor in a commercially reasonable manner to offset the payment amount. Historically, standby letters of credit usually expire without being drawn upon. At June 30, 2023, the outstanding standby letters of credit issued expire no later than 2032. Currently, we offer new standby letters of credit with terms typically up to 10 years, while terms greater than 10 years may be available on an exception basis. Unearned fees for the value of the guarantees related to standby letters of credit are recorded in other liabilities and totaled $1.3 million and $1.2 million at June 30, 2023, and December 31, 2022, respectively.

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

Table 14.1 - Shareholder Concentrations, Balance Sheet
(dollars in thousands)

	Capital Stock Outstanding	Percent of Total Capital Stock	Par Value of Advances	Percent of Total Par Value of Advances	Total Accrued Interest Receivable	Percent of Total Accrued Interest Receivable on Advances
June 30, 2023
Citizens Bank, N.A.	$221,841	11.0%	$5,028,933	12.4%	$11,504	10.8%

December 31, 2022
Citizens Bank, N.A.	$363,769	17.8%	$8,519,007	20.4%	$5,662	7.8%
Webster Bank, N.A.	221,408	10.8	5,460,552	13.1	9,942	13.6

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

Table 14.2 - Transactions with Directors' Institutions
(dollars in thousands)

	Capital Stock Outstanding	Percent of Total Capital Stock	Par Value of Advances	Percent of Total Par Value of Advances	Total Accrued Interest Receivable	Percent of Total Accrued Interest Receivable on Advances
June 30, 2023	$239,027	11.9%	$5,351,077	13.2%	$12,022	11.3%
December 31, 2022	374,123	18.3	8,683,521	20.8	5,803	8.0

Note 15 — Subsequent Events

On July 21, 2023, the board of directors declared a cash dividend at an annualized rate of 8.04 percent based on daily average capital stock balances outstanding during the first quarter of 2023. The dividend, including dividends classified as interest on mandatorily redeemable capital stock, amounted to $46.5 million and was paid on August 2, 2023.

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

Some of the risks and uncertainties that could affect our forward-looking statements include the following:

•the effects of economic, financial, credit, and market conditions on our financial and regulatory condition and results of operations, including changes in economic growth, general liquidity conditions, inflation and deflation, employment rates, interest rates, interest rate spreads, interest rate volatility, mortgage originations, prepayment activity, housing prices, and asset delinquencies; members’ deposit flows, liquidity needs, and loan demand; changes in benchmark interest rates, including but not limited to the development of SOFR and other alternative rates to LIBOR, and the adverse consequences these could have for market participants, including the Bank and its members; changes in the general economy, including changes resulting from U.S. fiscal and monetary policy, actions of the Federal Open Market Committee (FOMC), or changes in credit ratings of the U.S. federal government, including any effects of Fitch's recent downgrade of the U.S. federal government; and the condition of the mortgage and housing markets on our mortgage-related assets; and the condition of the capital markets on our COs;
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
•the impact of new accounting standards and the application of accounting rules, including the impact of regulatory guidance on our application of such standards and rules;
•changes in the fair value and economic value of, impairments of, and risks, including risks related to changes in or cessation of benchmark interest rates such as the overnight index swap rate based on the federal funds effective rate (OIS), and SOFR, associated with the Bank’s investments in mortgage loans and MBS or other assets and the related credit-enhancement protections;
•membership conditions and changes, including changes resulting from member failures, mergers or changing financial health, changes due to member eligibility, changes in the principal place of business of members, or the addition of new members;
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

EXECUTIVE SUMMARY

Net income for the quarter ending June 30, 2023, was $78.6 million, compared with net income of $41.0 million for the same period in 2022. The increase was primarily the result of an increase of $40.2 million in net interest income after provision for credit losses and a decrease of $3.5 million in AHP voluntary expense.

Net interest income after provision for credit losses for the three months ended June 30, 2023, was $109.6 million, compared with $69.4 million for the same period in 2022. The $40.2 million increase in net interest income after provision for credit losses was primarily driven by growth in our average advances and average investments portfolios, growth in capital, and an increase in yields in the three months ended June 30, 2023, resulting from higher market interest rates compared to the same period of the prior year. These improvements to net interest income were moderated by a decline of hedge ineffectiveness net gains which totaled $4.6 million for the three months ended June 30, 2023, compared to a $17.4 million net gain for the three months ended June 30, 2022, with such difference primarily driven by a lesser increase of intermediate-term interest rates during the quarter versus the increase in interest rates in the comparable quarter one year ago.

Our retained earnings grew to $1.8 billion at June 30, 2023, an increase of $64.9 million from December 31, 2022, and equals 2.8 percent of total assets at June 30, 2023. We continue to satisfy all regulatory capital requirements as of June 30, 2023.

On July 21, 2023, our board of directors declared a cash dividend that was equivalent to an annual yield of 8.04 percent, the approximate daily average of SOFR for the second quarter of 2023 plus 300 basis points.

For the quarter ended June 30, 2023, the Bank contributed $8.7 million to its Affordable Housing Program as required by statute, and in support of our housing and community investment mission the Bank made a voluntary contribution of $2.0 million to the Affordable Housing Program and contributed $2.5 million to its Jobs for New England and Housing our Workforce programs. Additional information on the AHP and other targeted affordable housing and community investment programs is provided in the 2022 Annual Report.

Our overall results of operations are influenced by the economy and financial markets, and, in particular, by members’ demand for liquidity and our ability to maintain sufficient access to funding at relatively favorable costs. Despite modest increases in both short-term and intermediate-term interest rates, the yield-curve inversion continued during the quarter, reflecting concerns over a potential economic downturn. However, the prospect of a high outflow of deposits in the banking industry largely dissipated. As of June 30, 2023, advances decreased to $40.2 billion, a decrease of 3.3 percent from $41.6 billion at December 31, 2022. Advances significantly increased beginning in mid-March 2023, and remained elevated through May 2023, as a result of an increase in liquidity needs our depository members experienced at that time. Beginning in June 2023 advances returned to levels similar to those seen during December 2022, as demand for wholesale funding at member institutions decreased.

Generally, investor demand for high credit quality, fixed-income investments, including COs, continued to be strong relative to other investments. Investor appetite for FHLBank System COs remains relatively strong including during periods of high volume of debt issuance used to keep pace with advance growth that we experienced in the first quarter of 2023. The historically large volume of debt that the FHLBank System issued in March 2023 to satisfy member advance demand remained at elevated levels through April and May 2023 before beginning to decline during June 2023 in response to lower advances balances. Yields on CO debt relative to benchmark yields for comparable debt remained slightly elevated as compared to periods prior to mid-March 2023 before beginning to decline during June 2023. Our flexibility in utilizing various funding tools, in combination with a diverse investor base and our status as a government-sponsored enterprise, have helped provide reliable market access and demand for consolidated obligations throughout fluctuating market environments and regulatory changes affecting dealers of and investors in COs. The Bank has continued to meet all funding needs during the three months ended June 30, 2023.

Net Interest Income, Margin, and Spread

Net interest spread was 0.27 percent for the three months ended June 30, 2023, a 27 basis point decrease from 2022, and net interest margin was 0.59 percent, a two basis point decrease from 2022. The decrease of net interest spread and margin was primarily attributable to the impact of higher concentrations of advances and short-term investments on our balance sheet, which tend to have lower spreads to funding costs, in addition to the decreases in unrealized net gains on fair value hedges and decreases of net accretion of MBS premium.

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

LIBOR Transition

During the quarter ending June 30, 2023, the Bank had variable-rate LIBOR exposure related to outstanding investment securities with interest rates indexed to LIBOR, and as of June 30, 2023, we had $348.9 million of investment securities with remaining LIBOR reset periods ending after June 30, 2023. As of June 30, 2023, the Bank has transitioned all outstanding LIBOR-indexed contracts, such that, immediately following June 30, 2023, the U.S. dollar LIBOR rates referenced in these instruments either converted to SOFR or became static and will convert to SOFR at the beginning of the instruments’ next reset period. As a result, we have no further variable-rate LIBOR exposure after June 30, 2023. The LIBOR transition did not have a material effect on our financial condition, results of operations, or cash flows.

Cyber Incident

On April 17, 2023, a Bank vendor that provides software services to the Bank notified us that it had been the subject of a ransomware event. The vendor and the Bank are coordinating to notify affected individuals in order to ensure compliance with applicable state and federal laws and regulations. The event did not impact our operations, and we do not expect that the event will have a material impact on our financial condition.

ECONOMIC CONDITIONS

Economic Environment

Real gross domestic product (GDP) increased at an annual rate of 2.4 percent in the second quarter of 2023. The expansion in the second quarter was driven mainly by consumer spending, business investment, and government spending. The increase in personal consumption expenditures reflected an increase in spending on both goods and services.

Employment continued to improve with job gains of 185,000 and 187,000 in June and July, respectively. In July 2023, the unemployment rate was 3.5 percent. The unemployment rate for the New England region in June 2023 was 3.5 percent, ranging from 1.9 percent in New Hampshire to 3.7 percent in Connecticut.

In June 2023, the Consumer Price Index (CPI) increased 0.2 percent from the preceding month, after increasing 0.1 percent in May. CPI inflation over the previous month was driven mainly by the cost of shelter and motor vehicle insurance. The FHFA reported that housing prices rose 2.8 percent across the U.S. from May 2022 to May 2023. Over the same period, housing prices in New England rose 3.7 percent.

Interest-Rate Environment

On July 26, 2023, the FOMC raised the target range for the federal funds rate to between 525 and 550 basis points and stated that in determining the extent of additional rate increases it will take into account the cumulative tightening of monetary policy, the lags with which monetary policy affects economic activity and inflation, and economic and financial developments. The

FOMC also stated that it would continue reducing its holdings of Treasury securities, agency debt, and agency mortgage-backed securities by reinvesting principal payments from its securities holdings only if they exceed monthly caps.

As the Federal Reserve continued with a tightening policy stance, short-term rates rose commensurate with the magnitude of the increase in the federal funds rate. At the end of the second quarter of 2023, 5- and 10-year Treasury rates were lower than overnight and 3-month rates, consistent with expectations of softening economic activity leading to a fall in interest rates over a longer term.

Table 1 - Key Interest Rates(1)

	Three Month Daily Average		Six Month Daily Average		Ending Rate
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022	June 30, 2023	December 31, 2022
SOFR	4.97%	0.71%	4.73%	0.40%	5.09%	4.30%
Federal funds effective rate	4.99%	0.76%	4.76%	0.44%	5.08%	4.33%
3-month U.S. Treasury yield	5.15%	1.05%	4.92%	0.67%	5.28%	4.34%
2-year U.S. Treasury yield	4.28%	2.71%	4.32%	2.09%	4.90%	4.43%
5-year U.S. Treasury yield	3.70%	2.95%	3.75%	2.39%	4.16%	4.00%
10-year U.S. Treasury yield	3.59%	2.92%	3.62%	2.44%	3.84%	3.87%
________________
(1)    Source: Bloomberg

SELECTED FINANCIAL DATA

The following financial highlights for the statement of condition and statement of operations for December 31, 2022, have been derived from our audited financial statements. Financial highlights for the quarter-ends have been derived from our unaudited financial statements.

Table 2 - Selected Financial Data
(dollars in thousands)

	As of and for the Three Months Ended
	June 30, 2023	March 31, 2023	December 31, 2022	September 30, 2022	June 30, 2022
Statement of Condition
Total assets	$63,281,547	$80,163,644	$62,897,549	$58,869,539	$62,063,994
Investments(1)	19,319,360	27,151,119	17,918,781	21,748,784	28,254,534
Advances	40,245,829	49,622,282	41,599,581	33,665,311	30,318,486
Mortgage loans held for portfolio, net(2)	2,807,299	2,724,612	2,758,429	2,820,696	2,897,373
Deposits and other borrowings	1,021,973	872,356	655,487	938,551	1,066,459
Consolidated obligations:
Bonds	40,878,480	41,669,836	31,565,543	32,818,095	32,721,605
Discount notes	17,460,907	33,448,155	26,975,260	21,684,635	25,096,230
Total consolidated obligations	58,339,387	75,117,991	58,540,803	54,502,730	57,817,835
Mandatorily redeemable capital stock	5,303	10,290	10,290	10,397	10,703
Class B capital stock outstanding-putable(3)	2,006,046	2,404,394	2,031,178	1,717,748	1,557,243
Unrestricted retained earnings	1,328,645	1,305,619	1,290,873	1,267,192	1,230,558
Restricted retained earnings	426,846	411,133	399,695	388,621	376,620
Total retained earnings	1,755,491	1,716,752	1,690,568	1,655,813	1,607,178
Accumulated other comprehensive loss	(291,685)	(306,399)	(306,425)	(244,075)	(216,409)
Total capital	3,469,852	3,814,747	3,415,321	3,129,486	2,948,012
Results of Operations
Net interest income after provision for credit losses	$109,628	$81,827	$70,813	$83,120	$69,416
Other income, net	3,640	4,364	4,470	4,290	3,818
Other expense	25,958	22,629	13,742	20,721	27,667
AHP assessments	8,742	6,375	6,172	6,682	4,567
Net income	$78,568	$57,187	$55,369	$60,007	$41,000
Other Information
Dividends declared	$39,829	$31,003	$20,614	$11,372	$4,927
Dividend payout ratio	50.69%	54.21%	37.23%	18.95%	12.02%
Weighted-average dividend rate(4)	7.55	6.67	5.16	3.72	2.09
Return on average equity(5)	8.44	6.50	6.86	7.97	6.13
Return on average assets	0.42	0.32	0.35	0.41	0.35
Net interest margin(6)	0.59	0.47	0.45	0.58	0.60
Average equity to average assets	4.96	4.93	5.04	5.18	5.78
Total regulatory capital ratio(7)	5.95	5.15	5.93	5.75	5.12
_______________________
(1)Investments include available-for-sale securities, held-to-maturity securities, trading securities, interest-bearing deposits, securities purchased under agreements to resell, federal funds sold and loans to other FHLBanks.
(2)The allowance for credit losses for mortgage loans amounted to $2.0 million as of June 30, 2023, $2.0 million as of March 31, 2023, $1.9 million as of December 31, 2022, $2.0 million as of September 30, 2022, and $1.5 million as of June 30, 2022, respectively.
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

RESULTS OF OPERATIONS

Second Quarter of 2023 Compared with the Second Quarter of 2022

Net income increased to $78.6 million for the three months ended June 30, 2023, from $41.0 million for the same period in 2022. The primary reasons for the increase are discussed under — Executive Summary.

Net interest income after provision for credit losses for the three months ended June 30, 2023, was $109.6 million, compared with $69.4 million for the same period in 2022. The $40.2 million increase in net interest income after provision for credit losses was driven by an increase in yields, a $26.6 billion increase in the average balance of advances, a $1.4 billion increase in the average balance of investments securities, a $783.3 million increase in the average balance of money market investments, a $1.0 billion increase in the average balance of total capital. These positive factors were partially offset by a $194.0 million decrease in the average balance of mortgage loans, a $12.8 million reduction to net interest income due a decline to $4.6 million net gain from hedge ineffectiveness for the three months ended June 30, 2023, from a $17.4 million net gain from hedge ineffectiveness for the three months ended June 30, 2022. Net interest spread was 0.27 percent for the three months ended June 30, 2023, a decrease of 27 basis points from the same period in 2022, and net interest margin was 0.59 percent, a decrease of two basis points from the same period in 2022. See — Executive Summary for additional information.

Six Months Ended June 30, 2023, Compared with the Six Months Ended June 30, 2022

Net income increased to $135.8 million for the six months ended June 30, 2023, from $68.8 million for the same period in 2022. The increase was primarily the result of an increase of $63.1 million in net interest income after provision for credit losses and a decrease of $12.0 million in AHP voluntary expense.

Net interest income after provision for credit losses for the six months ended June 30, 2023, was $191.5 million, compared with $128.4 million for the same period in 2022. The $63.1 million increase in net interest income after provision for credit losses was driven by an increase in yields, a $29.2 billion increase in the average balance of advances, a $3.8 billion increase in the average balance of money market investments, a $1.0 billion increase in the average balance of investments securities, a $1.1 billion increase in the average balance of total capital. These positive factors were partially offset by a $250.9 million decrease in the average balance of mortgage loans, a $36.3 million year-over-year reduction to net interest income due to a $2.7 million net loss from hedge ineffectiveness for the six months ended June 30, 2023, versus a $33.6 million net gain from hedge ineffectiveness for the six months ended June 30, 2022, and a $14.5 million decrease in net accretion of MBS premium. Net interest spread was 0.22 percent for the six months ended June 30, 2023, a decrease of 38 basis points from the same period in 2022, and net interest margin was 0.53 percent, a decrease of 14 basis points from the same period in 2022.

Table 3 presents major categories of average balances, related interest income/expense, and average yields/rates for interest-earning assets and interest-bearing liabilities. Our primary source of earnings is net interest income, which is the interest earned on advances, mortgage loans, and investments less interest paid on COs, deposits, and other sources of funds.

Table 3 - Net Interest Spread and Margin
(dollars in thousands)

	For the Three Months Ended June 30,
	2023			2022
	Average Balance	Interest Income / Expense	Average Yield/Rate(1)	Average Balance	Interest Income / Expense	Average Yield/Rate(1)
Assets
Advances	$48,189,251	$599,922	4.99%	$21,603,313	$71,641	1.33%
Interest-bearing deposits	2,762,445	34,900	5.07	1,100,763	2,369	0.86
Securities purchased under agreements to resell	2,639,011	32,524	4.94	3,313,187	9,109	1.10
Federal funds sold	2,991,264	37,900	5.08	3,219,637	6,758	0.84
Investment securities(2)	14,774,844	209,839	5.70	13,360,380	63,105	1.89
Mortgage loans (2)(3)	2,752,824	21,712	3.16	2,946,838	21,419	2.92
Other earning assets	24,176	297	4.93	—	—	—

Total interest-earning assets	74,133,815	937,094	5.07	45,544,118	174,401	1.54
Other non-interest-earning assets	1,431,237			1,045,205
Fair-value adjustments on investment securities	(336,897)			(135,646)
Total assets	$75,228,155	$937,094	5.00%	$46,453,677	$174,401	1.51%
Liabilities and capital
Consolidated obligations
Discount notes	$26,286,215	$324,842	4.96%	$12,500,939	$26,109	0.84%
Bonds	42,058,941	493,996	4.71	28,809,891	78,242	1.09
Other interest-bearing liabilities	822,913	8,629	4.21	883,627	733	0.33
Total interest-bearing liabilities	69,168,069	827,467	4.80	42,194,457	105,084	1.00
Other non-interest-bearing liabilities	2,326,106			1,574,763
Total capital	3,733,980			2,684,457
Total liabilities and capital	$75,228,155	$827,467	4.41%	$46,453,677	$105,084	0.91%
Net interest income		$109,627			$69,317
Net interest spread			0.27%			0.54%
Net interest margin			0.59%			0.61%

	For the Six Months Ended June 30,
	2023			2022
	Average Balance	Interest Income / Expense	Average Yield(1)	Average Balance	Interest Income / Expense	Average Yield(1)
Assets
Advances	$46,233,267	$1,101,537	4.80%	$17,029,474	$106,548	1.26%
Interest-bearing deposits	2,823,071	67,502	4.82	760,103	2,529	0.67
Securities purchased under agreements to resell	2,450,851	58,205	4.79	1,937,580	9,280	0.97
Federal funds sold	3,853,635	90,845	4.75	2,677,276	7,572	0.57
Investment securities(2)	14,469,410	378,598	5.28	13,458,237	108,968	1.63
Mortgage loans	2,746,491	42,900	3.15	2,997,353	42,947	2.89
Other earning assets	17,680	431	4.92	—	—	—
Total interest-earning assets	72,594,405	1,740,018	4.83	38,860,023	277,844	1.44
Other non-interest-earning assets	1,543,805			759,297
Fair-value adjustments on investment securities	(329,482)			(60,809)
Total assets	$73,808,728	$1,740,018	4.75%	$39,558,511	$277,844	1.42%
Liabilities and capital
Consolidated obligations
Discount notes	$28,104,807	$661,525	4.75%	$7,430,874	26,716	0.73%
Bonds	38,869,940	872,090	4.52	27,673,026	122,142	0.89
Other interest-bearing liabilities	751,655	14,855	3.99	844,392	827	0.20
Total interest-bearing liabilities	67,726,402	1,548,470	4.61	35,948,292	149,685	0.84
Other non-interest-bearing liabilities	2,431,364			1,014,557
Total capital	3,650,962			2,595,662
Total liabilities and capital	$73,808,728	$1,548,470	4.23%	$39,558,511	$149,685	0.76%
Net interest income		$191,548			$128,159
Net interest spread			0.22%			0.60%
Net interest margin			0.53%			0.67%
_________________________
(1)    Yields are annualized.
(2)    Average balances are reflected at amortized cost.
(3)    Nonaccrual loans are included in the average balances used to determine average yield.

Rate and Volume Analysis

Changes in both average balances (volume) and interest rates influence changes in net interest income and net interest margin. Table 4 summarizes changes in interest income and interest expense for the three and six months ended June 30, 2023 and 2022. Changes in interest income and interest expense that are not identifiable as either volume-related or rate-related, but are equally attributable to both volume and rate changes, have been allocated to the volume and rate categories based upon the proportion of the absolute value of the volume and rate changes.

Table 4 - Rate and Volume Analysis
(dollars in thousands)

	For the Three Months Ended June 30, 2023 vs. 2022			For the Six Months Ended June 30, 2023 vs. 2022
	Increase (Decrease) due to			Increase (Decrease) due to
	Volume	Rate	Total	Volume	Rate	Total
Interest income
Advances	$163,155	$365,126	$528,281	$377,257	$617,732	$994,989
Interest-bearing deposits	7,697	24,834	32,531	19,812	45,161	64,973
Securities purchased under agreements to resell	(2,210)	25,625	23,415	3,069	45,856	48,925
Federal funds sold	(513)	31,655	31,142	4,706	78,567	83,273
Investment securities	7,353	139,381	146,734	8,782	260,848	269,630
Mortgage loans	(1,463)	1,756	293	(3,750)	3,703	(47)
Other earning assets	297	—	297	431	—	431
Total interest income	174,316	588,377	762,693	410,307	1,051,867	1,462,174
Interest expense
Consolidated obligations
Discount notes	54,725	244,008	298,733	212,047	422,762	634,809
Bonds	50,518	365,236	415,754	67,614	682,334	749,948
Other interest-bearing liabilities	(54)	7,950	7,896	(101)	14,129	14,028
Total interest expense	105,189	617,194	722,383	279,560	1,119,225	1,398,785
Change in net interest income	$69,127	$(28,817)	$40,310	$130,747	$(67,358)	$63,389

Average Balance of Advances Outstanding

The average balance of total advances increased $29.2 billion, or 171.5 percent, for the six months ended June 30, 2023, compared with the same period in 2022. This increase in the average balance of advances was concentrated in short-term fixed rate advances and variable-rate advances. While average advances remained elevated for the six months ended June 30, 2023, total advances at June 30, 2023 returned to levels seen prior to the March 2023 liquidity crisis and are now $1.4 billion below the balance as of December 31, 2022. We cannot predict future member demand for advances.

Average Balance of Investments

Average short-term money-market investments, consisting of interest-bearing deposits, securities purchased under agreements to resell, federal funds sold, and loans to other FHLBanks, increased $3.8 billion, or 70.1 percent, for the six months ended June 30, 2023, compared with the same period in 2022, as liquidity needs were greater in 2023 compared to 2022 due to increased advances borrowing activity. The yield earned on short-term money-market investments is highly correlated to short-term market interest rates. As a result of the FOMC’s increase in the target range for the federal funds rate, average yields on overnight federal funds sold increased from 0.57 percent during the six months ended June 30, 2022, to 4.75 percent during the six months ended June 30, 2023, while average yields on securities purchased under agreements to resell increased from 0.97 percent for the six months ended June 30, 2022, to 4.79 percent for the six months ended June 30, 2023. These investments are used for liquidity management.

Average investment-securities balances increased $1.0 billion, or 7.5 percent for the six months ended June 30, 2023, compared with the same period in 2022.

Average Balance of COs

Average CO balances increased $31.9 billion, or 90.8 percent, for the six months ended June 30, 2023, compared with the same period in 2022, resulting from our increased funding needs principally due to the increase in our average advances balances. This increase consisted of $20.7 billion in CO discount notes and $11.2 billion in CO bonds.

The average balance of CO discount notes represented approximately 42.0 percent of total average COs for the three months ended June 30, 2023, compared with 21.2 percent of total average COs for the same period in 2022. The average balance of CO bonds represented 58.0 percent and 78.8 percent of total average COs outstanding during the six months ended June 30, 2023 and 2022, respectively.

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

Table 5 - Effect of Derivative and Hedging Activities
(dollars in thousands)

	For the Three Months Ended June 30, 2023
Net Effect of Derivatives and Hedging Activities	Advances	Investments	Mortgage Loans	CO Bonds	Total
Net interest income
Amortization / accretion of hedging activities (1)	$(471)	$—	$(64)	$(801)	$(1,336)
Gains (losses) on designated fair-value hedges	1,402	3,224	—	(40)	4,586
Net interest settlements on derivatives(2)	43,516	114,828	—	(156,932)	1,412
Price alignment interest(3)	(1,829)	(10,299)	—	257	(11,871)
Total net interest income	42,618	107,753	(64)	(157,516)	(7,209)

Net losses on derivatives and hedging activities
Mortgage delivery commitments	—	—	(416)	—	(416)
Net losses on derivatives and hedging activities	—	—	(416)	—	(416)

Total net effect of derivatives and hedging activities	$42,618	$107,753	$(480)	$(157,516)	$(7,625)

	For the Three Months Ended June 30, 2022
Net Effect of Derivatives and Hedging Activities	Advances	Investments	Mortgage Loans	CO Bonds	Total
Net interest income
Amortization / accretion of hedging activities in net interest income (1)	$(273)	$—	$(144)	$(945)	$(1,362)
Gains on designated fair-value hedges	903	16,281	—	228	17,412
Net interest settlements included in net interest income (2)	(5,205)	(21,256)	—	15,049	(11,412)
Price alignment interest(3)	(185)	(949)	—	31	(1,103)
Total net interest income	(4,760)	(5,924)	(144)	14,363	3,535

Net (losses) gains on derivatives and hedging activities
Gains on derivatives not receiving hedge accounting	4	—	—	1	$5
CO bond firm commitments	—	—	—	(1)	(1)
Mortgage delivery commitments	—	—	(118)	—	(118)
Net gains (losses) on derivatives and hedging activities	4	—	(118)	—	(114)

Total net effect of derivatives and hedging activities	$(4,756)	$(5,924)	$(262)	$14,363	$3,421

	For the Six Months Ended June 30, 2023
Net Effect of Derivatives and Hedging Activities	Advances	Investments	Mortgage Loans	CO Bonds	Total
Net interest income
Amortization / accretion of hedging activities in net interest income (1)	$(983)	$—	$(146)	$(1,402)	$(2,531)
Gains (losses) on designated fair-value hedges	334	(2,880)	—	(190)	(2,736)
Net interest settlements included in net interest income (2)	71,971	212,054	—	(297,742)	(13,717)
Price alignment interest(3)	(3,583)	(20,357)	—	540	(23,400)
Total net interest income	67,739	188,817	(146)	(298,794)	(42,384)

Net losses on derivatives and hedging activities
Mortgage delivery commitments	—	—	(349)	—	(349)
Net losses on derivatives and hedging activities	—	—	(349)	—	(349)

Total net effect of derivatives and hedging activities	$67,739	$188,817	$(495)	$(298,794)	$(42,733)

	For the Six Months Ended June 30, 2022
Net Effect of Derivatives and Hedging Activities	Advances	Investments	Mortgage Loans	CO Bonds	Total
Net interest income
Amortization / accretion of hedging activities in net interest income (1)	$(536)	$—	$(300)	$(1,881)	$(2,717)
Gains on designated fair-value hedges	2,256	30,623	—	705	33,584
Net interest settlements included in net interest income (2)	(15,131)	(58,647)	—	41,840	(31,938)
Price alignment interest(3)	(207)	(1,000)	—	33	(1,174)
Total net interest income	(13,618)	(29,024)	(300)	40,697	(2,245)

Net (losses) gains on derivatives and hedging activities
Gains (losses) on derivatives not receiving hedge accounting	5	(1)	—	(520)	(516)
CO bond firm commitments	—	—	—	520	520
Mortgage delivery commitments	—	—	(791)	—	(791)
Net gains (losses) on derivatives and hedging activities	5	(1)	(791)	—	(787)

Net losses on trading securities	—	(425)	—	—	(425)
Total net effect of derivatives and hedging activities	$(13,613)	$(29,450)	$(1,091)	$40,697	$(3,457)
________________________
(1)    Represents the amortization/accretion of hedging fair-value adjustments and cash-flow hedge amortization reclassified from accumulated other comprehensive income.
(2)    Represents interest income/expense on derivatives included in net interest income.
(3)    Relates to derivatives for which variation margin payments are characterized as daily settled contracts.

FINANCIAL CONDITION

Advances

At June 30, 2023, the advances portfolio totaled $40.2 billion, a decrease of $1.4 billion from $41.6 billion at December 31, 2022. The decrease in advances was concentrated in overnight advances, short-term fixed-rate advances, and variable-rate advances, partially offset by increases in fixed-rate putable advances and long-term advances.

During the second quarter of 2023, advances decreased to $40.2 billion as of June 30, 2023, a decrease of $9.4 billion from March 31, 2023. While advances balances remained at elevated levels through the months of April and May 2023, they declined in June 2023 as the banking sector liquidity needs moderated.

Table 6 - Advances Outstanding by Product Type
(dollars in thousands)

	June 30, 2023		December 31, 2022
	Par Value	Percent of Total	Par Value	Percent of Total
Fixed-rate advances
Short-term	$15,448,257	38.1%	$18,789,061	44.9%
Long-term	10,044,155	24.8	7,045,651	16.8
Putable	4,782,920	11.8	1,428,100	3.4
Overnight	2,635,689	6.5	3,959,973	9.5
Amortizing	832,991	2.1	754,126	1.8
	33,744,012	83.3	31,976,911	76.4

Variable-rate advances
Simple variable (1)	6,637,995	16.4	9,729,865	23.3
Putable	110,000	0.3	122,000	0.3
All other variable-rate indexed advances	4,780	—	2,000	—
	6,752,775	16.7	9,853,865	23.6
Total par value	$40,496,787	100.0%	$41,830,776	100.0%
________________________
(1)    Includes floating-rate advances that may be contractually prepaid by the borrower on a floating-rate reset date without incurring prepayment or termination fees.

See Item 1 — Financial Statements — Notes to the Financial Statements — Note 4 — Advances for disclosures relating to redemption terms of the advances portfolio.

Advances Credit Risk

We manage credit risk on advances by monitoring the financial condition of our borrowers and by holding sufficient collateral to protect the Bank from credit losses. All pledged collateral is subject to collateral discounts, or haircuts, to the market value or par value, as applicable, based on our opinion of the risk that such collateral presents. We are prohibited by Section 10(a) of the FHLBank Act from making advances without sufficient collateral. We have never experienced a credit loss on an advance.

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

Table 7 - Advances Outstanding by Borrower Credit Status Category
(dollars in thousands)

	As of June 30, 2023
	Number of Borrowers	Par Value of Advances Outstanding	Discounted Collateral	Ratio of Discounted Collateral to Advances
Category-1	230	$35,280,955	$123,956,180	351.3%
Category-2	20	599,104	1,289,954	215.3
Category-3	14	150,262	274,565	182.7
Insurance companies	23	4,466,466	5,393,042	120.7
Total	287	$40,496,787	$130,913,741	323.3%

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

We have not recorded any allowance for credit losses on advances at June 30, 2023, and December 31, 2022, for the reasons discussed in Item 1 — Financial Statements — Notes to the Financial Statements — Note 4 — Advances.

Table 8 - Top Five Advance-Borrowing Institutions
(dollars in thousands)

	June 30, 2023
Name	Par Value of Advances	Percent of Total Par Value of Advances	Weighted-Average Rate (1)
Citizens Bank, N.A.	$5,028,933	12.4%	5.31%
Webster Bank, N.A.	4,310,371	10.6	5.26
Massachusetts Mutual Life Insurance Company	2,100,000	5.2	1.78
Hingham Institution for Savings	1,470,000	3.6	4.37
The Washington Trust Company	1,040,000	2.6	4.86
Total of top five advance-borrowing institutions	$13,949,304	34.4%

	December 31, 2022
Name	Par Value of Advances	Percent of Total Par Value of Advances	Weighted-Average Rate (1)
Citizens Bank, N.A.	$8,519,007	20.4%	4.28%
Webster Bank, N.A.	5,460,552	13.1	4.39
Massachusetts Mutual Life Insurance Company	2,100,000	5.0	1.78
State Street Bank and Trust Company	2,000,000	4.8	4.18
Hingham Institution for Savings	1,276,000	3.0	4.23
Total of top five advance-borrowing institutions	$19,355,559	46.3%
_______________________
(1)    Weighted-average rates are based on the contract rate of each advance without taking into consideration the effects of interest-rate-exchange agreements that we may use as hedging instruments.

Investments

At June 30, 2023, investment securities and short-term money-market instruments totaled $19.3 billion, an increase of $1.4 billion from $17.9 billion at December 31, 2022.

Short-term money-market investments increased $705.6 million to $4.9 billion at June 30, 2023, compared with December 31, 2022. The increase was attributable to increases of $297.0 million in federal funds sold, $208.6 million in interest bearing deposits, and $200.0 million in loans to other FHLBanks.

Investment securities increased $695.0 million to $14.4 billion at June 30, 2023, compared with $13.7 billion at December 31, 2022.

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

We place short-term funds with large, high-quality financial institutions that must be rated in at least the third-highest internal rating category on a rating scale of FHFA1 through FHFA7, reflecting progressively lower credit quality. The internal rating categories of FHFA1 through FHFA4 are considered to be investment quality. As of June 30, 2023, all of these placements either expired within one day or were payable upon demand. See Part 1 — Item 1 — Business — Business Lines — Investments in the 2022 Annual Report for additional information.

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

Table 9 - Credit Ratings of Investments at Carrying Value
(dollars in thousands)

	As of June 30, 2023
	Long-Term Credit Rating
Investment Category	Triple-A	Double-A	Single-A	Unrated
Money-market instruments: (1)
Interest-bearing deposits	$—	$149	$1,693,732	$—
Federal funds sold	—	619,000	2,384,000	—
Loans to other FHLBanks	—	200,000	—	—
Total money-market instruments	—	819,149	4,077,732	—

Investment securities:(2)

Non-MBS:
U.S. Treasury obligations	—	5,756,093	—	—
Corporate bonds	—	—	—	1,555
U.S. government-owned corporations	—	232,109	—	—
GSE	—	98,651	—	—
Supranational institutions	345,582	—	—	—
HFA securities	24,174	8,217	—	—
Total non-MBS	369,756	6,095,070	—	1,555

MBS:
U.S. government guaranteed - single-family	—	18,578	—	—
U.S. government guaranteed - multifamily	—	475,020	—	—
GSE – single-family	—	1,052,690	—	—
GSE – multifamily	—	6,409,810	—	—
Total MBS	—	7,956,098	—	—

Total investment securities	369,756	14,051,168	—	1,555

Total investments	$369,756	$14,870,317	$4,077,732	$1,555
_______________________
(1)    The counterparty NRSRO rating is used for money-market instruments. Counterparty ratings are obtained from Moody's, Fitch, Inc. (Fitch), and S&P and are each as of June 30, 2023. If there is a split rating, the lowest rating is used. In certain instances where a counterparty is unrated, the Bank may assign a deemed rating to the counterparty and that deemed rating is used.
(2)    The issue rating is used for investment securities. Issue ratings are obtained from Moody’s, Fitch, and S&P. If there is a split rating, the lowest rating is used.

FHFA regulations include limits on the amount of unsecured credit we may extend to a counterparty or to a group of affiliated counterparties based on a percentage of regulatory capital and an internal credit rating determined by each FHLBank. See Part 1 — Item 1 — Business — Business Lines — Investments in the 2022 Annual Report for additional information. Under these regulations, the level of regulatory capital is determined as the lesser of our total regulatory capital or the regulatory capital of the counterparty. The applicable regulatory capital is then multiplied by a specified percentage for each counterparty, the product of which is the maximum amount of unsecured credit exposure we may extend to that counterparty. The percentage that we may offer for extensions of unsecured credit other than overnight sales of federal funds ranges from one to 15 percent based on the counterparty's credit rating. Extensions of unsecured credit for overnight sales of federal funds range from one to 30 percent based on the counterparty’s credit rating. From time to time, we may establish internal credit limits lower than permitted by regulation for individual counterparties.

Table 10 - Unsecured Credit Related to Money-Market Instruments and Debentures by Carrying Value
(dollars in thousands)

	Carrying Value
	June 30, 2023	December 31, 2022
Interest bearing deposits	$1,693,881	$1,485,290
Federal funds sold	3,003,000	2,706,000
Loans to other FHLBanks	200,000	—
Supranational institutions	345,582	350,352
U.S. government-owned corporations	232,109	227,200
GSEs	98,651	97,666
Corporate bonds	1,555	1,507

Mortgage Loans

We invest in mortgages through the MPF program. The MPF program is further described under — Mortgage Loans Credit Risk and in Part I — Item 1 — Business — Business Lines — Mortgage Loan Finance in the 2022 Annual Report.

As of June 30, 2023, our mortgage loan investment portfolio totaled $2.8 billion, an increase of $48.9 million from December 31, 2022. This increase is the result of both a decline in mortgage loan repayments and an increase in mortgage loan purchase volumes during the six months ended June 30, 2023, compared to the same period of the prior year. We expect continued competition from Fannie Mae and Freddie Mac, as well as from private mortgage loan acquirers, for loan investment opportunities.

Mortgage Loans Credit Risk

We are subject to credit risk from the mortgage loans in which we invest due to our exposure to the credit risk of the underlying borrowers and the credit risk of the participating financial institutions when the participating financial institutions retain credit-enhancement and/or servicing obligations. For additional information on the credit risks arising from our participation in the MPF program, see Part II — Item 7 — Management's Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition — Mortgage Loans — Mortgage Loans Credit Risk in the 2022 Annual Report. For information on the credit performance of our mortgage loan portfolio as of June 30, 2023, see Item I — Financial Statements — Note 5 — Mortgage Loans Held for Portfolio in this report.

Although our mortgage loan portfolio includes loans throughout the U.S., concentrations of 5 percent or greater of the par value of our conventional mortgage loan portfolio are shown in Table 11.

Table 11 - State Concentrations by Par Value

	Percentage of Total Par Value of Conventional Mortgage Loans
	June 30, 2023	December 31, 2022
Massachusetts	62%	63%
Maine	11	10
Connecticut	8	9
Vermont	6	6
All others	13	12
Total	100%	100%

We place conventional mortgage loans on nonaccrual status when the collection of interest or principal is doubtful or contractual principal or interest is 90 days or more past due. Accrued interest on nonaccrual loans is excluded from interest income. We monitor the delinquency levels of the mortgage loan portfolio on a monthly basis.

Table 12 - Mortgage Loans - Risk Elements and Credit Losses
(dollars in thousands)

	For the Six Months Ended June 30,
	2023	2022
Average par value of mortgage loans outstanding during the period ending	$2,707,397	$2,951,330
Net recoveries (charge offs)	7	(1)
Net charge-offs to average loans outstanding during the period ending	—%	—%

	As of June 30, 2023	As of December 31, 2022
Mortgage loans held for portfolio, par value	$2,770,939	$2,720,351
Nonaccrual loans, par value	8,692	15,034
Allowance for credit losses on mortgage loans	2,000	1,900
Allowance for credit losses to mortgage loans held for portfolio	0.07%	0.07%
Nonaccrual loans to mortgage loans held for portfolio	0.31	0.55
Allowance for credit losses to nonaccrual loans	23.01	12.64

Mortgage Insurance Companies. We are exposed to credit risk from primary mortgage insurance coverage (PMI) on individual loans. As of June 30, 2023, we were the beneficiary of PMI coverage of $60.9 million on $231.9 million of conventional mortgage loans. These amounts relate to loans originated with PMI and for which current loan-to-value ratios exceed 78 percent (determined by recalculating the original loan-to-value ratio using the current par value divided by the appraised home value at the time of loan origination).

We have analyzed our potential loss exposure to all of the mortgage insurance companies and do not expect incremental losses based on these exposures at this time.

Consolidated Obligations

See — Liquidity and Capital Resources for information regarding our COs.

Derivative Instruments

All derivatives are recorded on the statement of condition at fair value and classified as either derivative assets or derivative liabilities. Bilateral and cleared derivatives outstanding are classified as assets or liabilities according to the net fair value of derivatives aggregated by each counterparty. Derivative assets' net fair value, net of cash collateral and accrued interest, totaled $411.5 million and $430.7 million as of June 30, 2023, and December 31, 2022, respectively. Derivative liabilities' net fair value, net of cash collateral and accrued interest, totaled $9.5 million and $25.6 million as of June 30, 2023, and December 31, 2022, respectively.

The following table presents a summary of the notional amounts and estimated fair values of our outstanding derivatives, excluding accrued interest, and related hedged item by product and type of accounting treatment as of June 30, 2023, and December 31, 2022. The notional amount represents the hypothetical principal basis used to determine periodic interest payments received and paid. However, the notional amount does not represent an actual amount exchanged or our overall exposure to credit and market risk.

Table 13 - Derivatives and Hedge-Accounting Treatment
(dollars in thousands)

			June 30, 2023		December 31, 2022
Hedged Item	Derivative	Designation(2)	Notional Amount	Fair Value	Notional Amount	Fair Value
Advances (1)	Swaps	Fair value	$8,257,530	$(19,018)	$4,052,810	$(11,112)
	Swaps	Economic	102,000	(251)	107,000	(400)
Total associated with advances			8,359,530	(19,269)	4,159,810	(11,512)
Available-for-sale securities	Swaps	Fair value	12,577,160	(190,512)	12,577,160	(24,233)
COs	Swaps	Fair value	27,530,190	(1,275,332)	21,726,190	(1,353,541)
	Forward starting swaps	Cash Flow	1,391,000	(85)	1,391,000	716
Total associated with COs			28,921,190	(1,275,417)	23,117,190	(1,352,825)
Total			49,857,880	(1,485,198)	39,854,160	(1,388,570)
CO bond firm commitments			—	—	35,000	50
Mortgage delivery commitments			44,145	(148)	3,454	45
Total derivatives			$49,902,025	(1,485,346)	$39,892,614	(1,388,475)
Accrued interest				249,651		42,010
Cash collateral, including related accrued interest				1,637,681		1,751,569
Net derivatives				$401,986		$405,104

Derivative asset				$411,533		$430,744
Derivative liability				(9,547)		(25,640)
Net derivatives				$401,986		$405,104
 _______________________
(1)    As of June 30, 2023 and December 31, 2022, embedded derivatives separated from certain advance contracts with notional amounts of $102.0 million and $107.0 million, respectively, and fair values of $252 thousand and $400 thousand, respectively, are not included in the table.
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

Derivative Instruments Credit Risk. We are subject to credit risk on derivatives. This risk arises from the risk of counterparty default on the derivative contract. The amount of unsecured credit exposure to a derivative counterparty default is the amount by which the replacement cost of the defaulted derivative contract exceeds the value of any collateral held by us (if the counterparty is the net obligor on the derivative contract) or is exceeded by the value of collateral pledged by us to counterparties (if we are the net obligor on the derivative contract). We accept cash and securities collateral in accordance with the terms of the applicable master netting agreement for uncleared derivatives (principal-to-principal derivatives that are not centrally cleared) from counterparties with whom we are in a current positive fair-value position. We pledge cash and securities collateral in accordance with the terms of the applicable master netting agreement for uncleared derivatives to counterparties with whom we are in a current negative fair-value position. We currently pledge only cash collateral, including initial and variation margin, for cleared derivatives, but may also pledge securities for initial margin as allowed by the applicable DCO and clearing member.

Additionally, for uncleared derivatives transactions executed on or after September 1, 2022, we are subject to two-way initial margin obligations as required by the Wall Street Reform and Consumer Protection Act. For such uncleared derivatives transactions, a party whose initial margin requirement exceeds a specified threshold (which may not exceed $50 million) would be required to deliver collateral in the amount by which the initial margin requirement exceeds such specified threshold. Initial margin is required to be held at a third-party custodian for the benefit of the secured party, which can only assert ownership of such collateral upon the occurrence of certain events, which may include an event of default due to bankruptcy, insolvency, or similar proceeding. However, as of June 30, 2023, all initial margin requirements owed to our uncleared derivatives counterparties by us or owed to us by our uncleared derivatives counterparties were less than specified delivery thresholds.

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

Table 14 - Credit Exposure to Derivatives Counterparties
(dollars in thousands)

	As of June 30, 2023
Credit Rating (1)	Notional Amount	Net Derivatives Fair Value Before Collateral	Cash Collateral Pledged to (from) Counterparty	Net Credit Exposure to Counterparties
Asset positions with credit exposure:
Uncleared derivatives
Single-A	$1,327,000	$1,925	$(1,765)	$160
Cleared derivatives	20,120,269	2,793	408,017	410,810

Liability positions with credit exposure:
Uncleared derivatives
Single-A	5,682,000	(278,690)	279,225	535
Total interest-rate swap positions with nonmember counterparties to which we had credit exposure	27,129,269	(273,972)	685,477	411,505

Mortgage delivery commitments (2)	44,145	28	—	28
Total	$27,173,414	$(273,944)	$685,477	$411,533
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

Sources and Uses of Liquidity. Our primary sources of liquidity are proceeds from the issuance of COs and advance repayments, and maturing short-term investments, as well as cash and investment holdings that are primarily high-quality, short- and intermediate-term financial instruments that can be sold or pledged as collateral under a repurchase agreement. During the six months ended June 30, 2023, we maintained continuous access to funding and adapted our debt issuance to meet the needs of our members.

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

Secondary sources of liquidity include payments collected on mortgage loans, proceeds from the issuance of capital stock, and deposits from members. In addition, under the FHLBank Act, the U.S. Treasury may purchase up to $4 billion of FHLBank COs. The terms, conditions, and interest rates in such a purchase would be determined by the U.S. Treasury. This authority may be exercised at the discretion of the U.S. Treasury with the agreement of the FHFA only if alternative means cannot be effectively employed to permit members of the FHLBanks to continue to supply reasonable amounts of funds to the mortgage market, and the ability to supply such funds is substantially impaired because of monetary stringency and a high level of interest rates. There were no such purchases by the U.S. Treasury during the six months ended June 30, 2023.

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

Liquidity Management Action Trigger. We maintain a liquidity management action trigger pertaining to projected net cash flow: if projected net cash flow falls below zero on or before the 21st day following the measurement date, then management of the Bank is notified and determines whether any corrective action is necessary. We did not breach this threshold at any time during the six months ended June 30, 2023.

Table 15 - Projected Net Cash Flow
(dollars in thousands)

As of June 30, 2023
21 Days
Uses of funds
Interest payable	$133,630
Maturing liabilities	7,324,128
Committed asset settlements	201,835
Capital outflow	61,991
MPF delivery commitments	44,145
Other	9,853
Gross uses of funds	7,775,582

Sources of funds
Interest receivable	194,554
Maturing or projected amortization of assets	14,648,514
Committed liability settlements	160,249
Cash and due from banks and interest bearing deposits	1,939,622
Gross sources of funds	16,942,939

Projected net cash flow	$9,167,357

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

We were in compliance with the Base Case Liquidity Requirement at all times during the six months ended June 30, 2023.

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

Liquidity Guidance AB, the Bank has instituted a limit and management action trigger framework around these metrics as follows:

Table 16 - Funding Gap Metric

Funding Gap Metric (1)	Limit	Management Action Trigger	Three-Month Average June 30, 2023	Three-Month Average December 31, 2022
3-month Funding Gap (2)	15%	13%	(2.4)%	7.7%
1-year Funding Gap	30%	25%	12.7%	12.2%
_______________________
(1)    The funding gap metric is a positive value when maturing liabilities exceed maturing assets, as defined, within the given period. Compliance with Limits and Management Action Triggers are evaluated against the rolling three-month average of the month-end funding gaps.
(2)    The reduction in the three-month average of the three-month funding gap between June 30, 2023, and December 31, 2022, is primarily due to the period over period reduction in floating-rate advances which have a contractual maturity beyond three months but are funded with borrowings with maturities of three months or less to match the borrower’s option to prepay on the reset date.

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

Debt Financing — Consolidated Obligations

At June 30, 2023, and December 31, 2022, outstanding COs for which we are primarily liable, including both CO bonds and CO discount notes, totaled $58.3 billion and $58.5 billion, respectively. CO bonds outstanding for which we are primarily liable at June 30, 2023, and December 31, 2022, include issued callable bonds totaling $22.0 billion and $17.9 billion, respectively.

CO discount notes comprised 29.9 percent and 46.1 percent of the outstanding COs for which we are primarily liable at June 30, 2023, and December 31, 2022, respectively, but accounted for 76.0 percent and 92.1 percent of the proceeds from the issuance of such COs during the six months ended June 30, 2023 and 2022, respectively.

Overall, we continued to experience strong demand for COs among investors. We have been able to issue debt in the amounts and structures required to meet our funding and risk-management needs. Capital markets have stabilized considerably during the period covered by this report, and, as a result, member demand for advances has decreased. Correspondingly, the need to issue debt to satisfy the demand for advances and fund our balance sheet has decreased during the period covered by this report.

The Federal Reserve continues to signal its vigilance over persistently high inflation. As such, the Federal Reserve has continued to reduce its repurchase agreement offerings and sell U.S. Treasury securities and U.S. Agency mortgage-backed securities. These actions remain important factors that could continue to shape investor demand for debt, including COs. Moreover, increases in U.S. Treasury security issuance in response to high fiscal deficits following fiscal stimulus programs underlying the CARES Act, American Rescue Plan Act, and any similar future legislation or any change or roll back of regulations governing money market investors may also have an impact on our funding costs.

Capital

Total capital at June 30, 2023, was $3.5 billion compared with $3.4 billion at year-end 2022.

Capital stock decreased by $25.1 million during the six months ended June 30, 2023, primarily resulting from the slight decrease in advances that we experienced during the first half of the year.

The FHLBank Act and FHFA regulations specify that each FHLBank is required to satisfy certain minimum regulatory capital requirements. We were in compliance with these requirements at June 30, 2023, as discussed in Part I — Item 1 — Notes to the Financial Statements — Note 10 — Capital.

Table 17 - Mandatorily Redeemable Capital Stock by Expiry of Redemption Notice Period
(dollars in thousands)

	June 30, 2023	December 31, 2022
Past redemption date (1)	$2,879	$2,980
Due in one year or less	59	59
Due after one year through two years	435	—
Due after two years through three years	689	435
Due after three years through four years	960	689
Due after four years through five years	281	6,127
Total	$5,303	$10,290
_______________________
(1)    Amount represents mandatorily redeemable capital stock that has reached the end of the five-year redemption-notice period but the member-related activity (for example, advances) remains outstanding. Accordingly, these shares of stock will not be redeemed until the activity is no longer outstanding.

Capital Rule

The FHFA's regulation on FHLBank capital classification and critical capital levels (the Capital Rule), among other things, establishes criteria for four capital classifications and corrective action requirements for FHLBanks that are classified in any classification other than adequately capitalized. The Capital Rule requires the Director of the FHFA to determine on no less than a quarterly basis the capital classification of each FHLBank. By letter dated June 16, 2023, the Director of the FHFA notified us that, based on March 31, 2023, financial information, we met the definition of adequately capitalized under the Capital Rule.

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

Internal Minimum Capital Requirement in Excess of Regulatory Requirements

To provide protection for our capital base, we maintain an internal minimum capital requirement whereby the amount of paid-in capital stock and retained earnings (together, our actual regulatory capital) must be at least equal to the sum of 4 percent of our total assets plus an amount we measure as our risk exposure with 99 percent confidence using our economic capital model (together, our internal minimum capital requirement). As of June 30, 2023, this internal minimum capital requirement equaled $3.2 billion, which was satisfied by our actual regulatory capital of $3.8 billion.

Minimum Retained Earnings Target

At June 30, 2023, we had total retained earnings of $1.8 billion compared with our minimum retained earnings target of $700.0 million. We generally view our minimum retained earnings target as a floor for retained earnings rather than as a retained earnings limit and expect to continue to grow our retained earnings modestly even though we exceed the target.

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

Table 18 - Capital Stock Requirements and Excess Capital Stock
(dollars in thousands)

	Membership Stock Investment Requirement	Activity-Based Stock Investment Requirement	Total Stock Investment Requirement (1)	Outstanding Class B Capital Stock (2)	Excess Class B Capital Stock
June 30, 2023	$334,026	$1,615,310	$1,949,358	$2,011,349	$61,991
December 31, 2022	325,870	1,658,654	1,984,546	2,041,468	56,922
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

Restricted Retained Earnings and the Joint Capital Agreement

At June 30, 2023, our total required contribution to the restricted retained earnings account was $694.6 million compared with the current restricted retained earnings account balance of $426.8 million.

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

As of June 30, 2023, we have not made any significant changes to the estimates and assumptions used in applying our critical accounting policies and estimates from those used to prepare our audited financial statements.

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

Finance Agency’s Review and Analysis of the Federal Home Loan Bank System. In the Fall of 2022, and over a period of several months thereafter, the FHFA undertook a review and analysis of the FHLBank System, in part through a series of public listening sessions and regional roundtable discussions and the receipt of comments from stakeholders. This review covered such areas as the FHLBanks’ mission and purpose in a changing marketplace; their organization, operational efficiency, and effectiveness; their role in promoting affordable, sustainable, equitable, and resilient housing and community investment; their role in addressing the unique needs of rural and financially vulnerable communities; member products, services, collateral requirements; and membership eligibility and requirements. The FHFA has stated that this review and analysis will culminate in a written report issued by September 30, 2023. The report is expected to (i) summarize the feedback received; (ii) identify actions the FHFA plans to take; and (iii) outline any recommendations for consideration by Congress.

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

Strategies to Manage Market and Interest-Rate Risk

General

We use various strategies and techniques in an effort to manage our market and interest-rate risk including the following and combinations of the following:

•the issuance of COs that can be used to match interest-rate-risk exposures of our assets;
•the issuance of COs with embedded call options to mitigate interest-rate and prepayment risks of our mortgage loans and certain MBS;
•the issuance of CO bonds together with interest-rate swaps (either cleared if containing no embedded optionality or uncleared if containing optionality) that receive a coupon rate that offsets the bond coupon rate and any optionality embedded in the bond, thereby effectively creating a floating-rate liability;
•the issuance of advances together with interest-rate swaps that pay a coupon rate that offsets the advance coupon rate and any optionality embedded in the advance, thereby effectively creating a floating-rate asset;
•the purchase of available-for-sale securities together with interest-rate swaps that pay a coupon rate that offsets the security’s coupon rate, thereby effectively creating a floating-rate asset;
•contractual provisions for certain advances that require borrowers to pay us prepayment fees, to make us financially indifferent if the borrower prepays such advances prior to maturity; and
•the use of derivatives to hedge the interest-rate risk of anticipated future CO debt issuance.

The following table provides the outstanding balances for the strategies noted above.

Table 19 - Interest-Rate Risk Management
(dollars in thousands)

	Outstanding Par Value/Notional Balance as of
	June 30, 2023	December 31, 2022
Fixed-rate noncallable debt, not hedged by interest-rate swaps	$9,169,685	$6,454,805
Fixed-rate callable debt not hedged by interest-rate swaps	881,500	595,000
CO bond debt used in conjunction with interest-rate-exchange agreements (1)	27,530,190	21,726,190
Advances used in conjunction with interest-rate-exchange agreements, including both fair-value hedge relationships and economic hedge relationships	8,359,530	4,159,810
Available-for-sale securities used in conjunction with interest-rate-exchange agreements	12,577,160	12,577,160
Notional principal balance of forward starting interest-rate swaps hedging the anticipated future issuance of CO debt	1,391,000	1,391,000
_______________________
(1) Includes unsettled CO bonds with a par value of $65.0 million and $77.1 million at June 30, 2023, and December 31, 2022, respectively.

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
•VaR, which measures the potential change in our MVE, based on a set of stress scenarios (VaR Stress Scenarios) using historically-based interest-rate, volatility and Option Adjusted Spread (OAS) movements starting at the most recent month-end and going back monthly to 1998. For risk-based capital purposes and compliance with our internal management action trigger, VaR is reported as the average of the five worst case scenarios.
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

Table 20 - Interest-Rate / Market-Rate Risk Metrics

	June 30, 2023	December 31, 2022	Target, Limit or Management Action Trigger
MVE	$3.5 billion	$3.5 billion	None
MVE/BVE	101%	102%	None
MVE/Par Stock	174%	171%	Maintain above 130% (management action trigger) and 125% (limit)
Economic Capital Ratio	5.4%	5.5%	Maintain above 4.5% (management action trigger) and 4.0% (limit)
VaR	12.6% of MVE	6.5% of MVE	Maintain below 12% of MVE (management action trigger)
Duration of Equity (1)	+1.42 years	+2.15 years	Maintain between +/- 3.5 years (management action trigger) and +/- 4.0 years (limit)
MVE Sensitivity: (1)
Down 200 basis point parallel rate shock	2.2%	3.0%	Maintain above -10% (management action trigger) and -15% (limit)
Up 200 basis point parallel rate shock	(3.7)%	(5.0)%
Duration Gap (1)	+0.93 months	+1.41 months	None
_______________________
(1)    Metrics for measuring against the management action triggers and limits are calculated using a methodology which does not constrain interest rates to a minimum of zero percent. Additional metrics are calculated in accordance with guidance from the FHFA, which requires that we constrain projected future interest rates and discounting yields to a minimum of zero percent. Due to the significant increase in interest rates for the periods ended June 30, 2023, and December 31, 2022, the results of the constrained and unconstrained metrics were the same.

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

As of June 30, 2023, our VaR measured 12.55 percent of the base case MVE, or 0.55 percentage points above our management action trigger of 12 percent. The VaR calculation is based on a combination of interest rate, volatility and OAS shocks provided by the FHFA for establishment of the market risk component of our risk-based capital requirement. As of June 30, 2023, the OAS shocks as provided by the FHFA were significantly increased from prior months, which resulted in an increased VaR absent an equivalent change in the composition of the balance sheet or exposures as measured by other market risk metrics. The higher OAS shocks are a result of changes made by the FHFA to the assumption underlying this calculation in connection with the cessation of LIBOR. The potential exists for the FHFA to further change the OAS, interest rate and volatility shocks in the future. The Bank decided to not take any action at this time because the OAS shocks are limited to only assets and capital levels are sufficient relative to the metric.
The table below presents the VaR estimate as of June 30, 2023 and December 31, 2022, and represents the estimates of potential reduction to our MVE from potential future changes in interest rates and other market factors, as described above. Estimated potential market value loss exposures are expressed as a percentage of the current MVE. The table is intended to represent a statistically based range of VaR exposures.

Table 21 - Value-at-Risk
(dollars in millions)

	Value-at-Risk (Gain) Loss Exposure
	June 30, 2023		December 31, 2022
Confidence Level	% of MVE (1)	Amount	% of MVE (1)	Amount
50%	6.96%	$244.1	2.50%	$87.0
75%	8.35	292.6	3.89	135.7
95%	10.83	379.6	5.46	190.1
99%	11.98	419.8	6.31	219.9

Average of five worst scenarios - as of period end	12.55	439.8	6.48	225.8
_____________________________
(1)    Loss exposure is expressed as a percentage of base MVE.

Income Simulation. To provide an additional perspective on market and interest-rate risks, we have an income-simulation model that projects adjusted net income over the ensuing 12-month period using a range of potential interest-rate scenarios, including parallel interest-rate shocks, nonparallel interest-rate shocks, and changes in basis risk. The income simulation metric is based on projections of adjusted net income divided by capital stock (including mandatorily redeemable capital stock). Projections of adjusted net income exclude: a) projected prepayment of advances and prepayment penalties; b) loss on early extinguishment of debt; c) changes in fair values from hedging activities; and d) changes in fair values of trading securities. The simulations are solely based on simulated movements in interest rates and do not reflect potential impacts of credit events, including, but not limited to, potential provision for credit losses.

Management has put in place management action triggers whereby senior management is explicitly informed of instances where our projected return on capital stock (ROCS) falls below the average yield on SOFR plus our dividend spread over a twelve-month horizon in a variety of interest-rate shock scenarios limited to +/- 200 basis points. The results of this analysis for June 30, 2023, showed that in the base case our projected ROCS was 814 basis points over SOFR, and in the worst case modeled, the down 200 basis points scenario, our projected ROCS fell 199 basis points to 615 basis points over SOFR. For December 31, 2022, the results of this analysis showed in the base case our projected ROCS was 628 basis points over SOFR, and in the worst case modeled, the down 200 basis point scenario, our projected ROCS fell 74 basis points to 554 basis points over SOFR. Our projected ROCS spread to SOFR remained above the management action trigger minimum during the period covered by this report.

Certain Market and Interest-Rate Risk Metrics under Potential Interest-Rate Scenarios

We also monitor the sensitivities of MVE and the duration of equity to potential interest-rate scenarios. The following table presents certain market and interest-rate risk metrics under different interest-rate scenarios.

Table 22 - Market and Interest-Rate Risk Metrics
(dollars in millions)

	June 30, 2023
	Down 300(1)	Down 200(1)	Down 100(1)	Base	Up 100	Up 200	Up 300
MVE	$3,604	$3,582	$3,548	$3,505	$3,447	$3,376	$3,301
Percent change in MVE from base	2.8%	2.2%	1.2%	—%	(1.7)%	(3.7)%	(5.8)%
MVE/BVE	104%	103%	102%	101%	99%	97%	95%
MVE/Par Stock	179%	178%	176%	174%	171%	168%	164%
Duration of Equity	+0.44 years	+0.80 years	+1.09 years	+1.42 years	+1.90 years	+2.15 years	+2.24 years
ROCS less SOFR	5.05%	6.15%	7.09%	8.14%	8.98%	9.64%	10.30%
Net income percent change from base	(45.13)%	(29.52)%	(15.15)%	—%	13.58%	25.78%	38.02%

	December 31, 2022
	Down 300(1)	Down 200(1)	Down 100(1)	Base	Up 100	Up 200	Up 300
MVE	$3,609	$3,592	$3,551	$3,486	$3,403	$3,312	$3,218
Percent change in MVE from base	3.5%	3.0%	1.9%	—%	(2.4)%	(5.0)%	(7.7)%
MVE/BVE	105%	105%	104%	102%	99%	97%	94%
MVE/Par Stock	177%	176%	174%	171%	167%	162%	158%
Duration of Equity	+0.27 years	+0.81 years	+1.51 years	+2.15 years	+2.58 years	+2.80 years	+2.88 years
ROCS less SOFR	4.92%	5.54%	6.09%	6.28%	6.39%	6.53%	6.67%
Net income percent change from base	(37.88)%	(23.73)%	(10.15)%	—%	9.44%	19.09%	28.75%
____________________________
(1)    In an environment of low interest rates, downward rate shocks are floored as they approach zero, and therefore may not be fully representative of the indicated rate shock.

Item 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our senior management is responsible for establishing and maintaining a system of disclosure controls and procedures designed to ensure that information required to be disclosed by us in the reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the periods specified in the rules and forms of the SEC. Our disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to our senior management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. During the period covered by this report, we filed a report on Form 8-K one day after its required filing date. The late submission did not trigger any additional disclosure or reporting obligations. We implemented new processes designed to avoid similar occurrences in the future. In designing and evaluating our disclosure controls and procedures, we recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our senior management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of controls and procedures.

Our senior management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures, with the participation of the president and chief executive officer and chief financial officer, as of June 30, 2023. Based on that evaluation, our president and chief executive officer and chief financial officer have concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of June 30, 2023.

Changes in Internal Control over Financial Reporting

During the quarter ended June 30, 2023, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

None.

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

Date	FEDERAL HOME LOAN BANK OF BOSTON (Registrant)
August 9, 2023	By:	/s/	Timothy J. Barrett
Timothy J. Barrett President and Chief Executive Officer
August 9, 2023	By:	/s/	Frank Nitkiewicz
Frank Nitkiewicz Executive Vice President, Chief Operating Officer and Chief Financial Officer