Form 10-Q
period 2023-09-30
Federal Home Loan Bank of Boston
filed 2023-11-09
CIK 1331463

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
––––––––––––––––––––––––––––––––––––––––––––––––––––
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
OR
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

Shares outstanding as of October 31, 2023 (in thousands)
Class B Stock, par value	$100	20,298

Federal Home Loan Bank of Boston
Form 10-Q

PART I FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

FEDERAL HOME LOAN BANK OF BOSTON STATEMENTS OF CONDITION (dollars and shares in thousands, except par value) (unaudited)
	September 30, 2023	December 31, 2022
ASSETS
Cash and due from banks	$318,961	$7,593
Interest-bearing deposits	1,683,223	1,485,290
Securities purchased under agreements to resell	500,000	—
Federal funds sold	2,440,000	2,706,000
Investment securities:
Trading securities	1,544	1,507
Available-for-sale securities (amortized cost of $14,427,542 and $13,977,197 at September 30, 2023, and December 31, 2022, respectively)	14,028,727	13,626,916
Held-to-maturity securities (a)	83,052	99,068
Total investment securities	14,113,323	13,727,491
Advances	40,130,845	41,599,581
Mortgage loans held for portfolio, net of allowance for credit losses of $2,000 and $1,900 at September 30, 2023, and December 31, 2022, respectively	2,940,189	2,758,429
Accrued interest receivable	162,737	134,268
Derivative assets, net	379,887	430,744
Other assets	78,238	48,153
Total Assets	$62,747,403	$62,897,549
LIABILITIES
Deposits
Interest-bearing	$1,126,003	$634,502
Non-interest-bearing	24,503	20,985
Total deposits	1,150,506	655,487
Consolidated obligations (COs):
Bonds	37,363,959	31,565,543
Discount notes	20,337,099	26,975,260
Total consolidated obligations	57,701,058	58,540,803
Mandatorily redeemable capital stock	6,143	10,290
Accrued interest payable	271,335	130,515
Affordable Housing Program (AHP) payable	85,052	76,622
Derivative liabilities, net	1,705	25,640
Other liabilities	71,815	42,871
Total liabilities	59,287,614	59,482,228
Commitments and contingencies (Note 13)
CAPITAL
Capital stock – Class B – putable ($100 par value), 20,071 shares and 20,312 shares issued and outstanding at September 30, 2023, and December 31, 2022, respectively	2,007,059	2,031,178
Retained earnings:
Unrestricted	1,338,335	1,290,873
Restricted	440,860	399,695
Total retained earnings	1,779,195	1,690,568
Accumulated other comprehensive loss	(326,465)	(306,425)
Total capital	3,459,789	3,415,321
Total Liabilities and Capital	$62,747,403	$62,897,549
_______________________________________
(a)    Fair values of held-to-maturity securities were $82,208 and $98,591 at September 30, 2023, and December 31, 2022, respectively.

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF BOSTON STATEMENTS OF OPERATIONS (dollars in thousands) (unaudited)
	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
INTEREST INCOME
Advances	$486,508	$180,826	$1,587,597	$284,096
Prepayment fees on advances, net	336	3	784	3,281
Interest-bearing deposits	38,562	9,138	106,064	11,667
Securities purchased under agreements to resell	28,450	11,683	86,655	20,963
Federal funds sold	57,936	28,694	148,781	36,266
Investment securities:
Trading securities	18	17	53	568
Available-for-sale securities	214,392	109,661	590,767	216,799
Held-to-maturity securities	1,123	864	3,311	2,143
Total investment securities	215,533	110,542	594,131	219,510
Mortgage loans held for portfolio	24,004	21,323	66,904	64,270
Other	174	34	605	34
Total interest income	851,503	362,243	2,591,521	640,087
INTEREST EXPENSE
Consolidated obligations:
Bonds	477,389	186,249	1,349,479	308,391
Discount notes	258,516	90,096	920,041	116,812
Total consolidated obligations	735,905	276,345	2,269,520	425,203
Deposits	11,348	2,144	25,785	2,492
Mandatorily redeemable capital stock	120	130	416	296
Other borrowings	1	4	123	317
Total interest expense	747,374	278,623	2,295,844	428,308
NET INTEREST INCOME	104,129	83,620	295,677	211,779
(Reduction of) provision for credit losses	(8)	500	85	301
NET INTEREST INCOME AFTER (REDUCTION OF) PROVISION FOR CREDIT LOSSES	104,137	83,120	295,592	211,478
OTHER INCOME (LOSS)
Service fees	3,418	3,862	10,626	10,357
Loss on early extinguishment of debt	—	—	—	(432)
Net (losses) gains on trading securities	(12)	120	37	(767)
Net (losses) gains on derivatives	(731)	51	(1,080)	(736)
Other, net	(608)	257	488	752
Total other income	2,067	4,290	10,071	9,174
OTHER EXPENSE
Compensation and benefits	11,102	11,438	33,060	33,450
Other operating expenses	7,577	5,962	21,454	18,630
Federal Housing Finance Agency (the FHFA)	1,653	1,015	4,958	3,118
Office of Finance	1,112	903	3,180	2,938
AHP voluntary contribution	—	(2,329)	2,000	11,651
Discretionary housing and community investment programs	6,105	2,621	9,357	4,356
Other	790	1,111	2,917	3,318
Total other expense	28,339	20,721	76,926	77,461
INCOME BEFORE ASSESSMENTS	77,865	66,689	228,737	143,191
AHP assessments	7,798	6,682	22,915	14,349
NET INCOME	$70,067	$60,007	$205,822	$128,842

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF BOSTON STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (dollars in thousands) (unaudited)
	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
Net income	$70,067	$60,007	$205,822	$128,842
Other comprehensive income:
Net unrealized losses on available-for-sale securities	(58,738)	(54,042)	(48,534)	(346,076)
Net unrealized gains relating to hedging activities	24,080	26,613	28,871	73,746
Pension and postretirement benefits	(122)	(237)	(377)	(712)
Total other comprehensive loss	(34,780)	(27,666)	(20,040)	(273,042)
Comprehensive income (loss)	$35,287	$32,341	$185,782	$(144,200)

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF BOSTON STATEMENTS OF CAPITAL THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2023 and 2022 (dollars and shares in thousands) (unaudited)

	Capital Stock Class B – Putable		Retained Earnings			Accumulated Other Comprehensive (Loss) Income
	Shares	Par Value	Unrestricted	Restricted	Total		Total Capital
BALANCE, JUNE 30, 2022	15,572	$1,557,243	$1,230,558	$376,620	$1,607,178	$(216,409)	$2,948,012
Comprehensive income (loss)			48,006	12,001	60,007	(27,666)	32,341
Proceeds from issuance of capital stock	9,438	943,872					943,872
Repurchase of capital stock	(7,833)	(783,367)					(783,367)
Cash dividends on capital stock			(11,372)		(11,372)		(11,372)
BALANCE, SEPTEMBER 30, 2022	17,177	$1,717,748	$1,267,192	$388,621	$1,655,813	$(244,075)	$3,129,486

BALANCE, JUNE 30, 2023	20,060	$2,006,046	$1,328,645	$426,846	$1,755,491	$(291,685)	$3,469,852
Comprehensive income (loss)			56,053	14,014	70,067	(34,780)	35,287
Proceeds from issuance of capital stock	13,662	1,366,171					1,366,171
Repurchase of capital stock	(13,633)	(1,363,343)					(1,363,343)
Shares reclassified to mandatorily redeemable capital stock	(18)	(1,815)					(1,815)
Cash dividends on capital stock			(46,363)		(46,363)		(46,363)
BALANCE, SEPTEMBER 30, 2023	20,071	$2,007,059	$1,338,335	$440,860	$1,779,195	$(326,465)	$3,459,789

BALANCE, DECEMBER 31, 2021	9,536	$953,638	$1,179,986	$368,420	$1,548,406	$28,967	$2,531,011
Comprehensive income (loss)			108,641	20,201	128,842	(273,042)	(144,200)
Proceeds from issuance of capital stock	30,051	3,005,147					3,005,147
Repurchase of capital stock	(22,320)	(2,232,076)					(2,232,076)
Shares reclassified to mandatorily redeemable capital stock	(90)	(8,961)					(8,961)
Cash dividends on capital stock			(21,435)		(21,435)		(21,435)
BALANCE, SEPTEMBER 30, 2022	17,177	$1,717,748	$1,267,192	$388,621	$1,655,813	$(244,075)	$3,129,486

BALANCE, DECEMBER 31, 2022	20,312	$2,031,178	$1,290,873	$399,695	$1,690,568	$(306,425)	$3,415,321
Comprehensive income (loss)			164,657	41,165	205,822	(20,040)	185,782
Proceeds from issuance of capital stock	41,289	4,128,863					4,128,863
Repurchase of capital stock	(41,509)	(4,150,886)					(4,150,886)
Shares reclassified to mandatorily redeemable capital stock	(21)	(2,096)					(2,096)
Cash dividends on capital stock			(117,195)		(117,195)		(117,195)
BALANCE, SEPTEMBER 30, 2023	20,071	$2,007,059	$1,338,335	$440,860	$1,779,195	$(326,465)	$3,459,789
The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF BOSTON STATEMENTS OF CASH FLOWS (dollars in thousands) (unaudited)
	For the Nine Months Ended September 30,
	2023	2022
OPERATING ACTIVITIES
Net income	$205,822	$128,842
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization/(accretion)	19,589	(23,180)
Provision for credit losses	85	301
Net change in derivatives and hedging activities	123,290	1,562,144
Loss on early extinguishment of debt	—	432
Other adjustments, net	5,969	3,668
Net change in:
Market value of trading securities	(37)	767
Accrued interest receivable	(28,469)	(23,933)
Other assets	2,392	6,047
Accrued interest payable	140,876	61,428
Other liabilities	12,025	3,244
Total adjustments	275,720	1,590,918
Net cash provided by operating activities	481,542	1,719,760

INVESTING ACTIVITIES
Net change in:
Interest-bearing deposits	(58,730)	(1,777,302)
Securities purchased under agreements to resell	(500,000)	(1,700,000)
Federal funds sold	266,000	(3,568,000)
Trading securities:
Proceeds	—	500,000
Available-for-sale securities:
Proceeds	271,641	483,817
Purchases	(820,961)	(2,405,484)
Held-to-maturity securities:
Proceeds	15,898	40,930
Advances to members:
Repaid	795,065,682	271,274,645
Originated	(793,650,039)	(292,836,052)
Mortgage loans held for portfolio:
Proceeds	177,549	366,334
Purchases	(364,048)	(75,225)
Other investing activities, net	(7,832)	(266)
Net cash provided by (used in) investing activities	395,160	(29,696,603)

FEDERAL HOME LOAN BANK OF BOSTON STATEMENTS OF CASH FLOWS — (Continued) (dollars in thousands) (unaudited)
	For the Nine Months Ended September 30,
	2023	2022
FINANCING ACTIVITIES
Net change in deposits	506,842	54,519
Net proceeds on derivatives with a financing element	36,070	124,667
Net proceeds from issuance of consolidated obligations:
Discount notes	109,089,082	159,723,604
Bonds	25,246,360	16,290,656
Payments for maturing and retiring consolidated obligations:
Discount notes	(115,783,630)	(140,343,434)
Bonds	(19,514,435)	(8,781,601)
Payment of financing lease	(162)	(158)
Proceeds from issuance of capital stock	4,128,863	3,005,147
Payments for repurchase of capital stock	(4,150,886)	(2,232,076)
Payments for redemption of mandatorily redeemable capital stock	(6,243)	(12,126)
Cash dividends paid	(117,195)	(21,435)
Net cash (used in) provided by financing activities	(565,334)	27,807,763
Net increase (decrease) in cash and due from banks	311,368	(169,080)
Cash and due from banks at beginning of the period	7,593	204,993
Cash and due from banks at end of the period	$318,961	$35,913
Supplemental disclosures:
Interest paid	$2,166,889	$338,038
AHP payments	$13,442	$10,960
Noncash transfers of mortgage loans held for portfolio to other assets	$392	$511
Noncash net reduction to lease liability and right-of-use assets arising from lease modifications	$—	$(552)

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

Note 2 — Recently Issued and Adopted Accounting Guidance

Effective Beginning in 2020

Facilitation of the Effects of Reference Rate Reform on Financial Reporting. On March 12, 2020, the Financial Accounting Standards Board (FASB) released temporary optional guidance that provides transition relief for reference rate reform. The guidance contains optional expedients and exceptions for applying GAAP to contract modifications, hedging relationships, and other transactions that reference London Interbank Offered Rate (LIBOR) or a reference rate that is expected to be discontinued as a result of reference rate reform if certain criteria are met. This update also provided a one-time election to sell, transfer, or both sell and transfer debt securities classified as held-to-maturity that reference a rate affected by reference rate reform and that were classified as held-to-maturity before January 1, 2020. This standard was effective upon issuance and the provisions generally could be applied prospectively from January 1, 2020, through December 31, 2024.

As of June 30, 2023, the Bank had transitioned all remaining outstanding contracts indexed to LIBOR, such that immediately following June 30, 2023, the U.S. dollar LIBOR rates referenced in these instruments either converted to the secured overnight financing rate (SOFR) or became static and will convert to SOFR at the beginning of the instruments’ next reset period. The adoption of this provision did not have a material effect on our financial condition, results of operations, or cash flows. See Part II — Item 8 — Financial Statements and Supplementary Data — Note 3 — Recently Issued and Adopted Accounting Guidance in our 2022 Annual Report, for additional information.

Note 3 — Investments

Interest-Bearing Deposits, Securities Purchased Under Agreements to Resell, and Federal Funds Sold

As of September 30, 2023, and December 31, 2022, we invested in interest-bearing deposits, securities purchased under agreements to resell, and federal funds sold to provide short-term liquidity. These investments are generally transacted with counterparties that have received, or whose guarantors have received, a credit rating of triple-B or greater (investment grade) by a nationally recognized statistical rating organization (NRSRO), or the equivalent. At September 30, 2023, and December 31, 2022, none of these investments were made to counterparties or, if applicable, guaranteed by entities rated below single-A.

Securities purchased under agreements to resell are short-term and are structured such that they are evaluated daily to determine if the market value of the underlying securities decreases below the market value required as collateral (i.e. subject to collateral maintenance provisions). If so, the counterparty must place an amount of additional securities as collateral or remit an equivalent amount of cash sufficient to comply with collateral maintenance provisions, generally by the next business day. Based upon the collateral held as security and collateral maintenance provisions with our counterparties, we determined that no allowance for credit losses was needed for our securities purchased under agreements to resell at September 30, 2023, and December 31, 2022.

Federal funds sold are unsecured loans that are transacted on an overnight term or short-term basis. FHFA regulations include a limit on the amount of unsecured credit we may extend to a counterparty. All investments in interest-bearing deposits and federal funds sold outstanding as of September 30, 2023, and December 31, 2022, have been repaid according to the contractual terms. No allowance for credit losses was recorded for these assets at September 30, 2023, and December 31, 2022.

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

Trading Securities

Table 3.1 - Trading Securities by Major Security Type
(dollars in thousands)

	September 30, 2023	December 31, 2022
Corporate bonds	$1,544	$1,507

Table 3.2 - Net Gains (Losses) on Trading Securities
(dollars in thousands)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
Net (losses) gains on trading securities held at period end	$(12)	$120	$37	$(342)
Net losses on trading securities sold or matured during the period	—	—	—	(425)
Net (losses) gains on trading securities	$(12)	$120	$37	$(767)

We do not participate in speculative trading practices and typically hold these investments over a longer time horizon.

Available-for-sale Securities

Table 3.3 - Available-for-Sale Securities by Major Security Type
(dollars in thousands)

	September 30, 2023
		Amounts Recorded in Accumulated Other Comprehensive Income
	Amortized Cost (1)	Unrealized Gains	Unrealized Losses	Fair Value
United States (U.S.) Treasury obligations	$5,740,516	$1,691	$(10,443)	$5,731,764
State housing-finance-agency obligations (HFA securities)	33,670	—	(981)	32,689
Supranational institutions	343,623	—	(2,824)	340,799
U.S. government-owned corporations	233,966	—	(17,916)	216,050
Government-sponsored enterprise (GSE)	97,918	—	(3,915)	94,003
	6,449,693	1,691	(36,079)	6,415,305
Mortgage-backed securities (MBS)
U.S. government guaranteed – single-family	17,527	—	(2,952)	14,575
U.S. government guaranteed – multifamily	523,615	—	(53,229)	470,386
GSE – single-family	1,003,284	130	(80,338)	923,076
GSE – multifamily	6,433,423	2,528	(230,566)	6,205,385
	7,977,849	2,658	(367,085)	7,613,422
Total	$14,427,542	$4,349	$(403,164)	$14,028,727

	December 31, 2022
		Amounts Recorded in Accumulated Other Comprehensive Income
	Amortized Cost (1)	Unrealized Gains	Unrealized Losses	Fair Value
U.S. Treasury obligations	$5,732,249	$2,784	$(11,471)	$5,723,562
HFA securities	34,580	—	(1,806)	32,774
Supranational institutions	355,767	33	(5,448)	350,352
U.S. government-owned corporations	253,490	—	(26,290)	227,200
GSE	104,530	—	(6,864)	97,666
	6,480,616	2,817	(51,879)	6,431,554
MBS
U.S. government guaranteed – single-family	18,737	—	(2,589)	16,148
U.S. government guaranteed – multifamily	531,184	—	(54,454)	476,730
GSE – single-family	831,304	251	(66,029)	765,526
GSE – multifamily	6,115,356	322	(178,720)	5,936,958
	7,496,581	573	(301,792)	7,195,362
Total	$13,977,197	$3,390	$(353,671)	$13,626,916
_______________________
(1)    Amortized cost of available-for-sale securities includes adjustments made to the cost basis of an investment for accretion, amortization, collection of cash, and fair-value hedge accounting adjustments. Amortized cost excludes accrued interest receivable of $42.4 million and $43.1 million at September 30, 2023, and December 31, 2022, respectively.

Table 3.4 - Available-for-Sale Securities in a Continuous Unrealized Loss Position
(dollars in thousands)

	September 30, 2023
	Continuous Unrealized Loss Less than 12 Months		Continuous Unrealized Loss 12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury obligations	$215,268	$(2)	$3,195,365	$(10,441)	$3,410,633	$(10,443)
HFA securities	—	—	32,689	(981)	32,689	(981)
Supranational institutions	94,130	(79)	246,669	(2,745)	340,799	(2,824)
U.S. government-owned corporations	—	—	216,050	(17,916)	216,050	(17,916)
GSE	—	—	94,003	(3,915)	94,003	(3,915)
	309,398	(81)	3,784,776	(35,998)	4,094,174	(36,079)
MBS
U.S. government guaranteed – single-family	—	—	14,575	(2,952)	14,575	(2,952)
U.S. government guaranteed – multifamily	—	—	470,386	(53,229)	470,386	(53,229)
GSE – single-family	281,380	(5,425)	620,020	(74,913)	901,400	(80,338)
GSE – multifamily	674,905	(2,768)	4,748,492	(227,798)	5,423,397	(230,566)
	956,285	(8,193)	5,853,473	(358,892)	6,809,758	(367,085)
Total	$1,265,683	$(8,274)	$9,638,249	$(394,890)	$10,903,932	$(403,164)

	December 31, 2022
	Continuous Unrealized Loss Less than 12 Months		Continuous Unrealized Loss 12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury obligations	$2,792,558	$(7,428)	$1,077,821	$(4,043)	$3,870,379	$(11,471)
HFA securities	10,383	(77)	22,391	(1,729)	32,774	(1,806)
Supranational institutions	—	—	337,485	(5,448)	337,485	(5,448)
U.S. government-owned corporations	—	—	227,200	(26,290)	227,200	(26,290)
GSE	—	—	97,666	(6,864)	97,666	(6,864)
	2,802,941	(7,505)	1,762,563	(44,374)	4,565,504	(51,879)
MBS
U.S. government guaranteed – single-family	16,148	(2,589)	—	—	16,148	(2,589)
U.S. government guaranteed – multifamily	310,447	(36,177)	166,283	(18,277)	476,730	(54,454)
GSE – single-family	657,378	(52,285)	77,892	(13,744)	735,270	(66,029)
GSE – multifamily	4,516,466	(124,136)	1,210,970	(54,584)	5,727,436	(178,720)
	5,500,439	(215,187)	1,455,145	(86,605)	6,955,584	(301,792)
Total	$8,303,380	$(222,692)	$3,217,708	$(130,979)	$11,521,088	$(353,671)

Table 3.5 - Available-for-Sale Securities by Contractual Maturity
(dollars in thousands)

	September 30, 2023		December 31, 2022
Year of Maturity	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$257,205	$257,401	$250,015	$250,198
Due after one year through five years	5,898,783	5,885,730	5,011,292	4,998,056
Due after five years through 10 years	—	—	900,988	897,913
Due after 10 years	293,705	272,174	318,321	285,387
	6,449,693	6,415,305	6,480,616	6,431,554
MBS (1)	7,977,849	7,613,422	7,496,581	7,195,362
Total	$14,427,542	$14,028,727	$13,977,197	$13,626,916
_______________________
(1)    MBS are not presented by contractual maturity because their expected maturities will likely differ from contractual maturities because borrowers of the underlying loans may have the right to call or prepay obligations with or without call or prepayment fees.

Held-to-Maturity Securities

Table 3.6 - Held-to-Maturity Securities by Major Security Type
(dollars in thousands)

	September 30, 2023
	Amortized Cost(1)	Gross Unrecognized Holding Gains	Gross Unrecognized Holding Losses	Fair Value
MBS
U.S. government guaranteed – single-family	$3,253	$1	$(3)	$3,251
GSE – single-family	79,799	249	(1,091)	78,957
Total	$83,052	$250	$(1,094)	$82,208

	December 31, 2022
	Amortized Cost(1)	Gross Unrecognized Holding Gains	Gross Unrecognized Holding Losses	Fair Value
MBS
U.S. government guaranteed – single-family	$3,614	$29	$—	$3,643
GSE – single-family	95,454	420	(926)	94,948
Total	$99,068	$449	$(926)	$98,591
_______________________
(1)    Amortized cost of held-to-maturity securities includes adjustments made to the cost basis of an investment for accretion, amortization, and collection of cash. Amortized cost excludes accrued interest receivable of $387 thousand and $323 thousand at September 30, 2023, and December 31, 2022, respectively.

Gains and Losses on Sales. We compute gains and losses on sales of investment securities using the specific identification method and include these gains and losses in other income (loss). There were no sales of investment securities during the three months ended September 30, 2022. The following table summarizes the proceeds from sale and gains and losses on sales of securities for the nine months ended September 30, 2022. There were no sales of investment securities during the nine months ended September 30, 2023.

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

Allowance for Credit Losses on Available-for-Sale Securities and Held-to-Maturity Securities

We evaluate available-for-sale and held-to-maturity investment securities for credit losses on a quarterly basis. Our available-for-sale and held-to-maturity securities are principally debt securities of GSE or U.S. government-owned corporations, supranational institutions, and state housing finance agency obligations, and MBS issued by Government National Mortgage Association (Ginnie Mae), Federal Home Loan Mortgage Corporation (Freddie Mac), and Federal National Mortgage Association (Fannie Mae) that are backed by single-family or multifamily mortgage loans. We only purchase investment-grade securities. At September 30, 2023, and December 31, 2022, all available-for-sale securities and held-to-maturity securities were rated single-A, or above, by an NRSRO, based on the lowest long-term credit rating for each security.

We evaluate individual available-for-sale securities for impairment by comparing the security’s fair value to its amortized cost. Impairment may exist when the fair value of the investment is less than its amortized cost (i.e. in an unrealized loss position). At September 30, 2023, and December 31, 2022, certain available-for-sale securities were in an unrealized loss position. These losses are considered temporary as we expect to recover the entire amortized cost basis on these available-for-sale investment securities and we neither intend to sell these securities nor do we consider it more likely than not that we will be required to sell these securities before the anticipated recovery of each security's remaining amortized cost basis. Further, we have not experienced any material payment defaults on the instruments.

We evaluate held-to-maturity securities for impairment on a collective or pooled basis unless an individual assessment is deemed necessary because the securities do not possess similar risk characteristics. We have not experienced and do not anticipate any payment defaults on these securities.

Based on our assessment of the credit worthiness of the issuers or guarantors, no allowance for credit losses was recorded on available-for-sale securities or held-to-maturity securities at September 30, 2023, or December 31, 2022.

Note 4 — Advances

General Terms. At both September 30, 2023, and December 31, 2022, we had advances outstanding with interest rates ranging from 0.00 percent to 6.23 percent, respectively.

Table 4.1 - Advances Outstanding by Year of Contractual Maturity
(dollars in thousands)

	September 30, 2023		December 31, 2022
	Amount	Weighted Average Rate	Amount	Weighted Average Rate
Overdrawn demand-deposit accounts	$5,746	5.77%	$2,000	4.48%
Due in one year or less	17,797,029	5.25	24,563,604	4.26
Due after one year through two years	11,210,412	4.83	10,260,956	4.05
Due after two years through three years	3,459,348	4.04	2,034,070	2.10
Due after three years through four years	2,316,849	4.09	775,951	2.35
Due after four years through five years	3,739,632	3.41	1,775,923	3.76
Due after five years through fifteen years	1,834,926	3.17	2,377,747	2.53
Thereafter	51,191	1.69	40,525	1.41
Total par value	40,415,133	4.69%	41,830,776	3.94%
Discounts	(36,349)		(34,257)
Fair value of bifurcated derivatives (1)	(133)		400
Hedging adjustments	(247,806)		(197,338)
Total (2)	$40,130,845		$41,599,581
_________________________
(1)    At September 30, 2023, and December 31, 2022, we had certain advances with embedded features that met the requirements to be separated from the host contract and designated as stand-alone derivatives.
(2)    Excludes accrued interest receivable of $99.3 million and $72.9 million at September 30, 2023, and December 31, 2022, respectively.

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

Table 4.2 - Advances Outstanding by Year of Contractual Maturity or Next Call Date
(dollars in thousands)

	September 30, 2023	December 31, 2022
Overdrawn demand-deposit accounts	$5,746	$2,000
Due in one year or less	25,783,949	33,919,899
Due after one year through two years	4,162,912	1,718,681
Due after two years through three years	3,121,848	1,986,570
Due after three years through four years	1,733,229	711,351
Due after four years through five years	3,721,332	1,078,603
Due after five years through fifteen years	1,834,926	2,373,147
Thereafter	51,191	40,525
Total par value	$40,415,133	$41,830,776

We currently hold putable advances that provide us with the right to require repayment prior to maturity of the advance (and thereby extinguish the advance) on predetermined exercise dates (put dates). Generally, we would exercise the put options when interest rates increase relative to contractual rates.

Table 4.3 - Advances Outstanding by Year of Contractual Maturity or Next Put Date
(dollars in thousands)

	September 30, 2023	December 31, 2022
Overdrawn demand-deposit accounts	$5,746	$2,000
Due in one year or less	22,604,200	25,751,204
Due after one year through two years	11,126,412	10,525,456
Due after two years through three years	2,448,278	2,000,070
Due after three years through four years	1,581,348	750,951
Due after four years through five years	1,830,132	1,184,423
Due after five years through fifteen years	767,826	1,576,147
Thereafter	51,191	40,525
Total par value	$40,415,133	$41,830,776

Table 4.4 - Advances by Current Interest Rate Terms
(dollars in thousands)

	September 30, 2023	December 31, 2022
Fixed-rate	$31,612,192	$31,976,911
Variable-rate	8,802,941	9,853,865
Total par value	$40,415,133	$41,830,776

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

Using a risk-based approach and taking into consideration each borrower's financial strength, we consider the types and level of collateral to be the primary indicator of credit quality on our credit products. At September 30, 2023, and December 31, 2022, we had rights to collateral, on a borrower-by-borrower basis, with an estimated value in excess of our outstanding extensions of credit.

We continue to evaluate and make changes to our collateral guidelines based on market conditions and regulations and related guidance. At September 30, 2023, and December 31, 2022, none of our advances were past due, on nonaccrual status, or considered impaired. In addition, there were no modifications for borrowers experiencing financial difficulties related to advances during the nine months ended September 30, 2023 and 2022.

Based upon the collateral held as security, our credit extension and collateral policies, management's credit analysis, and the repayment history on advances, we have not recorded any allowance for credit losses on our advances at September 30, 2023, and December 31, 2022.

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

Table 5.1 - Mortgage Loans Held for Portfolio
(dollars in thousands)

	September 30, 2023	December 31, 2022
Real estate
Fixed-rate 15-year single-family mortgages	$196,873	$224,307
Fixed-rate 20- and 30-year single-family mortgages	2,707,729	2,496,044
Premiums	39,272	40,305
Discounts	(1,962)	(1,660)
Deferred derivative gains, net	277	1,333
Total mortgage loans held for portfolio(1)	2,942,189	2,760,329
Less: allowance for credit losses	(2,000)	(1,900)
Total mortgage loans, net of allowance for credit losses	$2,940,189	$2,758,429
________________________
(1)    Excludes accrued interest receivable of $16.2 million and $14.3 million at September 30, 2023, and December 31, 2022, respectively.

Table 5.2 - Mortgage Loans Held for Portfolio by Collateral/Guarantee Type
(dollars in thousands)

	September 30, 2023	December 31, 2022
Conventional mortgage loans	$2,754,044	$2,557,230
Government mortgage loans	150,558	163,121
Total par value	$2,904,602	$2,720,351

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

Payment Status of Mortgage Loans. Payment status is a key credit quality indicator for conventional mortgage loans and allows us to monitor borrower performance. A past due loan is one for which the borrower has failed to make a full payment of principal and interest within 30 days of its due date. Other delinquency statistics include nonaccrual loans and loans in process of foreclosure. Tables 5.3 and 5.4 present the payment status for conventional mortgage loans and other delinquency statistics for all mortgage loans at September 30, 2023, and December 31, 2022.

Table 5.3 - Credit Quality Indicator for Conventional Mortgage Loans
(dollars in thousands)

	September 30, 2023
	Year of Origination
Payment Status at Amortized Cost(1)	Prior to 2019	2019 to 2023	Total
Past due 30-59 days delinquent	$8,356	$8,096	$16,452
Past due 60-89 days delinquent	3,419	1,782	5,201
Past due 90 days or more delinquent	7,004	936	7,940
Total past due	18,779	10,814	29,593
Total current loans	1,208,317	1,550,974	2,759,291
Total conventional mortgage loans	$1,227,096	$1,561,788	$2,788,884

	December 31, 2022
	Year of Origination
Payment Status at Amortized Cost(1)	Prior to 2018	2018 to 2022	Total
Past due 30-59 days delinquent	$9,640	$9,274	$18,914
Past due 60-89 days delinquent	2,844	1,554	4,398
Past due 90 days or more delinquent	9,638	5,444	15,082
Total past due	22,122	16,272	38,394
Total current loans	1,161,468	1,394,290	2,555,758
Total conventional mortgage loans	$1,183,590	$1,410,562	$2,594,152
_________________________
(1)    Amortized cost excludes accrued interest receivable.

Table 5.4 - Other Delinquency Statistics of Mortgage Loans
(dollars in thousands)

	September 30, 2023
	Amortized Cost in Conventional Mortgage Loans	Amortized Cost in Government Mortgage Loans	Total
In process of foreclosure (1)	$1,376	$544	$1,920
Serious delinquency rate (2)	0.28%	1.30%	0.34%
Past due 90 days or more still accruing interest	$—	$2,000	$2,000
Loans on nonaccrual status (3)	$7,940	$—	$7,940

	December 31, 2022
	Amortized Cost in Conventional Mortgage Loans	Amortized Cost in Government Mortgage Loans	Total
In process of foreclosure (1)	$2,898	$891	$3,789
Serious delinquency rate (2)	0.58%	1.42%	0.63%
Past due 90 days or more still accruing interest	$—	$2,359	$2,359
Loans on nonaccrual status (3)	$15,246	$—	$15,246
_______________________
(1)    Includes loans where the decision of foreclosure or similar alternative such as pursuit of deed-in-lieu of foreclosure has been reported.
(2)    Loans that are 90 days or more past due or in the process of foreclosure expressed as a percentage of the amortized cost of the total loan portfolio class.
(3)    As of September 30, 2023, and December 31, 2022, $4.0 million and $8.7 million, respectively, of conventional mortgage loans on nonaccrual status did not have an associated allowance for credit losses because either these loans were charged off or the fair value of the underlying collateral, including any credit enhancements, is greater than the amortized cost of the loans.

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

Table 5.5 presents a roll forward of the allowance for credit losses on conventional mortgage loans for the three and nine months ended September 30, 2023 and 2022.

Table 5.5 - Allowance for Credit Losses on Conventional Mortgage Loans
(dollars in thousands)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
Allowance for credit losses (1)
Balance, beginning of period	$2,000	$1,500	$1,900	$1,700
Recoveries (charge offs)	8	—	15	(1)
(Reduction of) provision for credit losses	(8)	500	85	301
Balance, end of period	$2,000	$2,000	$2,000	$2,000
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

The servicer provides and maintains insurance or a guarantee from the applicable government agency. The servicer is responsible for compliance with all government agency requirements and for obtaining the benefit of the applicable insurance or guaranty with respect to defaulted government-guaranteed mortgage loans. Any losses incurred on these loans that are not recovered from the insurer or guarantor are absorbed by the related servicer. Therefore, we only have credit risk for these loans if the servicer fails to pay for losses not covered by insurance or guarantees, but in such instances we would have recourse against the servicer for such failure. Due to government guarantees or insurance on our government loans, there is no allowance for credit losses for the government mortgage loan portfolio as of September 30, 2023, and December 31, 2022. Additionally, government mortgage loans are not placed on nonaccrual status due to the government guarantee or insurance on these loans and the contractual obligation of the loan servicers to repurchase their related loans when certain criteria are met.

"Mortgage Partnership Finance," "MPF," "eMPF" and "MPF Xtra" are registered trademarks of the Federal Home Loan Bank of Chicago.

Note 6 — Derivatives and Hedging Activities

Table 6.1 - Fair Value of Derivative Instruments
(dollars in thousands)

	September 30, 2023			December 31, 2022
	Notional Amount of Derivatives	Derivative Assets	Derivative Liabilities	Notional Amount of Derivatives	Derivative Assets	Derivative Liabilities
Derivatives designated as hedging instruments
Interest-rate swaps	$48,129,880	$142,495	$(1,364,439)	$38,356,160	$47,000	$(1,394,051)
Forward-start interest-rate swaps	1,391,000	—	(1,281)	1,391,000	756	(40)
Total derivatives designated as hedging instruments	49,520,880	142,495	(1,365,720)	39,747,160	47,756	(1,394,091)

Derivatives not designated as hedging instruments
Interest-rate swaps	95,000	307	—	107,000	1	(226)
CO bond firm commitments	—	—	—	35,000	50	—
Mortgage-delivery commitments (1)	40,714	18	(180)	3,454	47	(2)
Total derivatives not designated as hedging instruments	135,714	325	(180)	145,454	98	(228)
Total notional amount of derivatives	$49,656,594			$39,892,614
Total derivatives before netting and collateral adjustments		142,820	(1,365,900)		47,854	(1,394,319)
Netting adjustments and cash collateral, including related accrued interest (2)		237,067	1,364,195		382,890	1,368,679
Derivative assets and derivative liabilities		$379,887	$(1,705)		$430,744	$(25,640)
_______________________
(1)    Mortgage-delivery commitments are classified as derivatives with changes in fair value recorded in other income.
(2)    Amounts represent the effect of master-netting agreements intended to allow us to settle positive and negative positions with the same counterparty. Cash collateral posted, including accrued interest, was $1.6 billion and $1.8 billion at September 30, 2023, and December 31, 2022, respectively. The change in cash collateral posted is included in the net change in interest-bearing deposits in the statement of cash flows. Cash collateral received, including accrued interest, was $11.9 million at September 30, 2023.

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

Table 6.2 - Net Gains (Losses) on Fair Value Hedging Relationships
(dollars in thousands)

	For the Three Months Ended September 30, 2023
	Advances	Available-for-sale Securities	CO Bonds
Total interest income (expense) presented on the statements of operations	$486,508	$214,392	$(477,389)

Gains (losses) on fair value hedging relationships
Changes in fair value:
Derivatives	$32,714	$144,001	$(2,046)
Hedged items	(32,778)	(144,300)	3,198
Net changes in fair value before price alignment interest	(64)	(299)	1,152
Price alignment interest(1)	(2,771)	(15,008)	332
Net interest settlements on derivatives(2)(3)	53,399	125,784	(170,493)
Net gains (losses) on qualifying hedging relationships	50,564	110,477	(169,009)
Amortization/accretion of discontinued hedging relationships	(366)	—	(1,463)
Net gains (losses) on fair value hedging relationships recorded in net interest income	$50,198	$110,477	$(170,472)

	For the Three Months Ended September 30, 2022
	Advances	Available-for-sale Securities	CO Bonds
Total interest income (expense) presented on the statements of operations	$180,826	$109,661	$(186,249)

Gains (losses) on fair value hedging relationships
Changes in fair value:
Derivatives	$82,864	$526,136	$(479,252)
Hedged items	(81,413)	(513,340)	479,788
Net changes in fair value before price alignment interest	1,451	12,796	536
Price alignment interest(1)	(550)	(2,913)	111
Net interest settlements on derivatives(2)(3)	4,973	22,216	(40,221)
Net gains (losses) on qualifying hedging relationships	5,874	32,099	(39,574)
Amortization/accretion of discontinued hedging relationships	(302)	—	514
Net gains (losses) on fair value hedging relationships recorded in net interest income	$5,572	$32,099	$(39,060)

	For the Nine Months Ended September 30, 2023
	Advances	Available-for-sale Securities	CO Bonds
Total interest income (expense) presented on the statements of operations	$1,587,597	$590,767	$(1,349,479)

Gains (losses) on fair value hedging relationships
Changes in fair value:
Derivatives	$52,677	$120,049	$79,608
Hedged items	(52,407)	(123,228)	(78,646)
Net changes in fair value before price alignment interest	270	(3,179)	962
Price alignment interest(1)	(6,354)	(35,365)	872
Net interest settlements on derivatives(2)(3)	125,370	337,838	(468,235)
Net gains (losses) on qualifying hedging relationships	119,286	299,294	(466,401)
Amortization/accretion of discontinued hedging relationships	(1,349)	—	(621)
Net gains (losses) on fair value hedging relationships recorded in net interest income	$117,937	$299,294	$(467,022)

	For the Nine Months Ended September 30, 2022
	Advances	Available-for-sale Securities	CO Bonds
Total interest income (expense) presented on the statements of operations	$284,096	$216,799	$(308,391)

Gains (losses) on fair value hedging relationships
Changes in fair value:
Derivatives	$227,105	$1,513,804	$(1,286,773)
Hedged items	(223,398)	(1,470,385)	1,288,014
Net changes in fair value before price alignment interest	3,707	43,419	1,241
Price alignment interest(1)	(757)	(3,913)	144
Net interest settlements on derivatives(2)(3)	(10,158)	(36,431)	1,619
Net (losses) gains on qualifying hedging relationships	(7,208)	3,075	3,004
Amortization/accretion of discontinued hedging relationships	(838)	—	1,526
Net (losses) gains on fair value hedging relationships recorded in net interest income	$(8,046)	$3,075	$4,530
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

Tables 6.3 presents the net gains (losses) on qualifying cash flow hedging relationships.

Table 6.3 - Net Gains (Losses) on Cash Flow Hedging Relationships
(dollars in thousands)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
Forward-start interest rate swaps - CO Bonds
Losses reclassified from accumulated other comprehensive income into interest expense	$(1,130)	$(1,390)	$(3,374)	$(4,283)
Gains recognized in other comprehensive income	22,950	25,223	25,497	69,463

For the nine months ended September 30, 2023 and 2022, there were no reclassifications from accumulated other comprehensive income into earnings as a result of the discontinuance of cash-flow hedges because the original forecasted transactions were not expected to occur by the end of the originally specified period or within a two-month period thereafter. As of September 30, 2023, the maximum length of time over which we are hedging our exposure to the variability in future cash flows for forecasted transactions is eight years.

As of September 30, 2023, the amount of deferred net losses on derivatives accumulated in other comprehensive income related to cash flow hedges expected to be reclassified to earnings during the next 12 months is $977,000.

Table 6.4 - Cumulative Basis Adjustments for Fair-Value Hedges
(dollars in thousands)

	September 30, 2023
Line Item in Statement of Condition	Amortized Cost of Hedged Asset/ Liability(1)	Cumulative Basis Adjustments for Active Hedging Relationships Included in Amortized Cost	Cumulative Basis Adjustments for Discontinued Hedging Relationships Included in Amortized Cost	Cumulative Amount of Fair Value Hedging Basis Adjustments
Advances	$8,779,474	$(251,357)	$3,551	$(247,806)
Available-for-sale securities	11,182,424	(1,313,302)	—	(1,313,302)
Consolidated obligation bonds	25,251,261	(1,304,305)	30,126	(1,274,179)
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

Table 6.5 - Impact of Variation Margin for Cleared Derivatives on the Statement of Cash Flows
(dollars in thousands)

	Increase (Decrease) on Cash Flow Statement
	For the Nine Months Ended September 30,
	2023	2022
Operating activity - net change in derivatives and hedging activities	$400,260	$1,624,505
Financing activity - net proceeds on derivatives with a financing element	50,123	155,612
Total variation margin received on cleared derivatives	$450,383	$1,780,117

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

Certain of our uncleared derivatives master-netting agreements contain provisions that require us to post additional collateral with our uncleared derivatives counterparties if our credit ratings are lowered. Under the terms that govern such agreements, if our credit rating is lowered by Moody's Investors Service Inc. (Moody's) or Standard & Poor’s Financial Services LLC (S&P) to a certain level, we are required to deliver additional collateral on uncleared derivatives. In the event of a split between such credit ratings, the lower rating governs. The aggregate fair value of all uncleared derivatives with these provisions that were in a net-liability position (before cash collateral and related accrued interest) at September 30, 2023, was $1.2 billion for which we had delivered collateral with a post-haircut value of $1.2 billion in accordance with the terms of the master-netting agreements. Securities collateral is subject to valuation haircuts in accordance with the terms of the master-netting arrangements. Table 6.6 sets forth the post-haircut value of incremental collateral that certain uncleared derivatives counterparties could have required us to deliver based on incremental credit rating downgrades at September 30, 2023.

Table 6.6 - Post-Haircut Value of Incremental Collateral to be Delivered as of September 30, 2023
(dollars in thousands)

Ratings Downgrade (1)
From	To	Incremental Collateral
AA+	AA or AA-	$—
AA-	A+, A or A-	—
A-	below A-	75,700
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

For cleared derivatives, the DCO determines initial margin requirements. Our clearing members, which are U.S. Commodity Futures Trading Commission-registered futures commission merchants, may require us to post margin in excess of DCO requirements based on our credit or other considerations, including but not limited to, credit rating downgrades. We were not required to post any such excess margin by our clearing members based on credit or any other considerations at September 30, 2023.

Offsetting of Certain Derivatives. We present derivatives, any related cash collateral received or pledged, and associated accrued interest, on a net basis by counterparty.

Table 6.7 presents separately the fair value of derivatives that are subject to netting due to a legal right of offset based on the terms of our master netting arrangements or similar agreements as of September 30, 2023, and December 31, 2022, which includes cleared and uncleared interest rate swaps, and the fair value of derivatives that are not subject to such netting, which includes mortgage delivery commitments and CO bond firm commitments. Derivatives subject to netting include any related cash collateral received from or pledged to counterparties.

Table 6.7 - Netting of Derivative Assets and Derivative Liabilities
(dollars in thousands)

	September 30, 2023
	Derivative Instruments Meeting Netting Requirements
	Gross Recognized Amount	Gross Amounts of Netting Adjustments (1)	Derivative Instruments Not Meeting Netting Requirements	Total Derivative Assets and Total Derivative Liabilities
Derivative Assets
Interest-rate swaps
Uncleared	$140,200	$(129,041)		$11,159
Cleared	2,602	366,108		368,710
Mortgage delivery commitments			$18	18
Total				$379,887

Derivative Liabilities
Interest-rate swaps
Uncleared	$(1,348,044)	$1,346,519		$(1,525)
Cleared	(17,676)	17,676		—
Mortgage delivery commitments			$(180)	(180)
Total				$(1,705)

	December 31, 2022
	Derivative Instruments Meeting Netting Requirements
	Gross Recognized Amount	Gross Amounts of Netting Adjustments (1)	Derivative Instruments Not Meeting Netting Requirements	Total Derivative Assets and Total Derivative Liabilities
Derivative Assets
Interest-rate swaps
Uncleared	$23,782	$(23,782)		$—
Cleared	23,975	406,672		430,647
CO bond firm commitments			$50	50
Mortgage delivery commitments			47	47
Total				$430,744

Derivative Liabilities
Interest-rate swaps
Uncleared	$(1,393,633)	$1,367,995		$(25,638)
Cleared	(684)	684		—
Mortgage delivery commitments			$(2)	(2)
Total				$(25,640)
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

Table 7.1 - Deposits
(dollars in thousands)

	September 30, 2023	December 31, 2022
Interest-bearing
Demand and overnight	$1,126,003	$632,635
Other	—	1,867
Noninterest-bearing
Other	24,503	20,985
Total deposits	$1,150,506	$655,487

Note 8 — Consolidated Obligations

CO Bonds. CO bonds for which we have received issuance proceeds and are primarily liable were as follows:

Table 8.1 - CO Bonds Outstanding by Contractual Maturity
(dollars in thousands)

	September 30, 2023		December 31, 2022
	Amount	Weighted Average Rate (1)	Amount	Weighted Average Rate (1)
Due in one year or less	$14,477,225	4.21%	$10,616,385	3.15%
Due after one year through two years	7,532,345	2.54	5,321,650	1.85
Due after two years through three years	7,035,950	1.85	4,993,600	1.70
Due after three years through four years	3,383,600	2.34	5,951,355	1.10
Due after four years through five years	2,939,480	3.02	2,099,000	2.24
Thereafter	3,246,975	2.81	3,916,865	2.09
Total par value	38,615,575	3.08%	32,898,855	2.17%
Premiums	36,085		27,902
Discounts	(13,522)		(8,033)
Hedging adjustments	(1,274,179)		(1,353,181)
Total	$37,363,959		$31,565,543
_______________________
(1)    The CO bonds' weighted-average rate excludes concession fees.

Table 8.2 - CO Bonds Outstanding by Call Feature
(dollars in thousands)

	September 30, 2023	December 31, 2022
Noncallable and nonputable	$16,957,435	$15,039,805
Callable	21,658,140	17,859,050
Total par value	$38,615,575	$32,898,855

Table 8.3 - CO Bonds Outstanding by Contractual Maturity or Next Call Date
(dollars in thousands)

	September 30, 2023	December 31, 2022
Due in one year or less	$28,331,725	$26,319,885
Due after one year through two years	4,359,345	1,843,150
Due after two years through three years	2,448,950	1,952,600
Due after three years through four years	737,100	1,370,355
Due after four years through five years	1,328,480	438,000
Thereafter	1,409,975	974,865
Total par value	$38,615,575	$32,898,855

Table 8.4 - CO Bonds by Interest Rate-Payment Type
(dollars in thousands)

	September 30, 2023	December 31, 2022
Fixed-rate	$31,445,935	$22,667,605
Step-up (1)	5,794,640	6,031,250
Simple variable-rate	1,375,000	4,200,000
Total par value	$38,615,575	$32,898,855
_______________________
(1)    Step-up bonds pay interest at increasing fixed rates for specified intervals over the life of the CO bond and can be called at our option on the step-up dates.

CO Discount Notes. Outstanding CO discount notes for which we were primarily liable, all of which are due within one year, were as follows:

Table 8.5 - CO Discount Notes Outstanding
(dollars in thousands)

	Book Value	Par Value	Weighted Average Rate (1)
September 30, 2023	$20,337,099	$20,437,447	5.28%
December 31, 2022	$26,975,260	$27,109,244	4.22%
_______________________
(1)    CO discount notes' weighted-average rate represents the yield to maturity excluding concession fees.

Note 9 — Affordable Housing Program

Table 9.1 - AHP Liability
(dollars in thousands)

	September 30, 2023	December 31, 2022
Balance at beginning of year	$76,622	$70,503
AHP expense for the period	22,915	20,521
AHP voluntary contribution	2,000	5,479
AHP direct grant disbursements	(13,442)	(17,683)
AHP subsidy for AHP advance disbursements	(3,046)	(3,155)
Return of previously disbursed grants and subsidies	3	957
Balance at end of period	$85,052	$76,622

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

Table 10.1 - Regulatory Capital Requirements
(dollars in thousands)

Risk-Based Capital Requirements	September 30, 2023	December 31, 2022

Permanent capital
Class B capital stock	$2,007,059	$2,031,178
Mandatorily redeemable capital stock	6,143	10,290
Retained earnings	1,779,195	1,690,568
Total permanent capital	$3,792,397	$3,732,036
Risk-based capital requirement
Credit-risk capital	$131,278	$130,875
Market-risk capital	441,313	225,813
Operations-risk capital	171,777	107,006
Total risk-based capital requirement	$744,368	$463,694
Permanent capital in excess of risk-based capital requirement	$3,048,029	$3,268,342

	September 30, 2023		December 31, 2022
	Required	Actual	Required	Actual
Capital Ratio
Risk-based capital	$744,368	$3,792,397	$463,694	$3,732,036
Total regulatory capital	$2,509,896	$3,792,397	$2,515,902	$3,732,036
Total capital-to-asset ratio	4.0%	6.0%	4.0%	5.9%

Leverage Ratio
Leverage capital	$3,137,370	$5,688,596	$3,144,877	$5,598,054
Leverage capital-to-assets ratio	5.0%	9.1%	5.0%	8.9%

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

Restricted Retained Earnings. At September 30, 2023, our total required contribution to the restricted retained earnings account was $593.6 million. At September 30, 2023, and December 31, 2022, restricted retained earnings totaled $440.9 million and $399.7 million, respectively. These restricted retained earnings are not available to pay dividends.

Note 11 — Accumulated Other Comprehensive Income (Loss)

Table 11.1 - Accumulated Other Comprehensive Income (Loss)
(dollars in thousands)

	Net Unrealized Loss on Available-for-sale Securities	Net Unrealized Gain (Loss) Relating to Hedging Activities	Pension and Postretirement Benefits	Total
Balance, June 30, 2022	$(234,021)	$20,842	$(3,230)	$(216,409)
Other comprehensive income (loss) before reclassifications:
Net unrealized (losses) gains	(54,042)	25,223	—	(28,819)
Net actuarial loss	—	—	(343)	(343)
Reclassifications from other comprehensive income to net income
Amortization - hedging activities (1)	—	1,390	—	1,390
Amortization - pension and postretirement benefits (2)	—	—	106	106
Other comprehensive (loss) income	(54,042)	26,613	(237)	(27,666)
Balance, September 30, 2022	$(288,063)	$47,455	$(3,467)	$(244,075)

Balance, June 30, 2023	$(340,077)	$47,273	$1,119	$(291,685)
Other comprehensive income (loss) before reclassifications:
Net unrealized (losses) gains	(58,738)	22,950	—	(35,788)
Net actuarial loss	—	—	(122)	(122)
Reclassifications from other comprehensive income to net income
Amortization - hedging activities (1)	—	1,130	—	1,130
Other comprehensive (loss) income	(58,738)	24,080	(122)	(34,780)
Balance, September 30, 2023	$(398,815)	$71,353	$997	$(326,465)

	Net Unrealized Gain (Loss) on Available-for-sale Securities	Net Unrealized Gain (Loss) Relating to Hedging Activities	Pension and Postretirement Benefits	Total
Balance, December 31, 2021	$58,013	$(26,291)	$(2,755)	$28,967
Other comprehensive income (loss) before reclassifications:
Net unrealized (losses) gains	(346,078)	69,463	—	(276,615)
Net actuarial loss	—	—	(1,028)	(1,028)
Reclassifications from other comprehensive income to net income
Amortization - hedging activities (1)	—	4,283	—	4,283
Amortization - pension and postretirement benefits (2)	—	—	316	316
Reclassification of realized net loss included in net income(3)	2	—	—	2
Other comprehensive (loss) income	(346,076)	73,746	(712)	(273,042)
Balance, September 30, 2022	$(288,063)	$47,455	$(3,467)	$(244,075)

Balance, December 31, 2022	$(350,281)	$42,482	$1,374	$(306,425)
Other comprehensive income (loss) before reclassifications:
Net unrealized (loses) gains	(48,534)	25,497	—	(23,037)
Net actuarial loss	—	—	(377)	(377)
Reclassifications from other comprehensive income to net income
Amortization - hedging activities (1)	—	3,374	—	3,374
Other comprehensive (loss) income	(48,534)	28,871	(377)	(20,040)
Balance, September 30, 2023	$(398,815)	$71,353	$997	$(326,465)
_______________________
(1)    Recorded in CO bond interest expense in the statement of operations.
(2)    Recorded in other expenses in the statement of operations.
(3)    Recorded in other income (loss), other, net in the statement of operations.

Note 12 — Fair Values

A fair-value hierarchy is used to prioritize the inputs of valuation techniques used to measure fair value. A description of the application of the fair-value hierarchy, valuation techniques, and significant inputs is disclosed in Part II — Item 8 — Financial Statements and Supplementary Data — Note 15 — Fair Values in the 2022 Annual Report. There have been no material changes in the fair-value hierarchy classification of financial assets and liabilities, valuation techniques, or significant inputs during the nine months ended September 30, 2023.

Table 12.1 presents the carrying value, fair value, and fair value hierarchy of our financial assets and liabilities at September 30, 2023, and December 31, 2022. We record trading securities, available-for-sale securities, derivative assets, derivative liabilities, and certain other assets at fair value on a recurring basis and certain mortgage loans at fair value on a non-recurring basis. We record all other financial assets and liabilities at amortized cost. Refer to Table 12.2 for further details about the financial assets and liabilities held at fair value on either a recurring or non-recurring basis.

Table 12.1 - Fair Value Summary
(dollars in thousands)

	September 30, 2023
	Carrying Value	Total Fair Value	Level 1	Level 2	Level 3	Netting Adjustments and Cash Collateral(2)
Financial instruments
Assets:
Cash and due from banks	$318,961	$318,961	$318,961	$—	$—	$—
Interest-bearing deposits	1,683,223	1,683,223	1,683,223	—	—	—
Securities purchased under agreements to resell	500,000	500,000	—	500,000	—	—
Federal funds sold	2,440,000	2,440,002	—	2,440,002	—	—
Trading securities(1)	1,544	1,544	—	1,544	—	—
Available-for-sale securities(1)	14,028,727	14,028,727	—	13,996,038	32,689	—
Held-to-maturity securities	83,052	82,208	—	82,208	—	—
Advances	40,130,845	39,879,853	—	39,879,853	—	—
Mortgage loans, net	2,940,189	2,528,258	—	2,513,914	14,344	—
Accrued interest receivable	162,737	162,737	—	162,737	—	—
Derivative assets(1)	379,887	379,887	—	142,820	—	237,067
Other assets (1)	26,019	26,019	12,567	13,452	—	—
Liabilities:
Deposits	(1,150,506)	(1,150,455)	—	(1,150,455)	—	—
COs:
Bonds	(37,363,959)	(36,723,674)	—	(36,723,674)	—	—
Discount notes	(20,337,099)	(20,333,626)	—	(20,333,626)	—	—
Mandatorily redeemable capital stock	(6,143)	(6,143)	(6,143)	—	—	—
Accrued interest payable	(271,335)	(271,335)	—	(271,335)	—	—
Derivative liabilities(1)	(1,705)	(1,705)	—	(1,365,900)	—	1,364,195
Other:
Commitments to extend credit for advances	—	(4,137)	—	(4,137)	—	—
Standby letters of credit	(1,100)	(1,100)	—	(1,100)	—	—

	December 31, 2022
	Carrying Value	Total Fair Value	Level 1	Level 2	Level 3	Netting Adjustments and Cash Collateral(2)
Financial instruments
Assets:
Cash and due from banks	$7,593	$7,593	$7,593	$—	$—	$—
Interest-bearing deposits	1,485,290	1,485,290	1,485,290	—	—	—
Federal funds sold	2,706,000	2,705,992	—	2,705,992	—	—
Trading securities(1)	1,507	1,507	—	1,507	—	—
Available-for-sale securities(1)	13,626,916	13,626,916	—	13,594,142	32,774	—
Held-to-maturity securities	99,068	98,591	—	98,591	—	—
Advances	41,599,581	41,378,357	—	41,378,357	—	—
Mortgage loans, net	2,758,429	2,483,271	—	2,462,257	21,014	—
Accrued interest receivable	134,268	134,268	—	134,268	—	—
Derivative assets(1)	430,744	430,744	—	47,854	—	382,890
Other assets(1)	25,504	25,504	11,950	13,554	—	—
Liabilities:
Deposits	(655,487)	(655,425)	—	(655,425)	—	—
COs:
Bonds	(31,565,543)	(30,981,391)	—	(30,981,391)	—	—
Discount notes	(26,975,260)	(26,972,926)	—	(26,972,926)	—	—
Mandatorily redeemable capital stock	(10,290)	(10,290)	(10,290)	—	—	—
Accrued interest payable	(130,515)	(130,515)	—	(130,515)	—	—
Derivative liabilities(1)	(25,640)	(25,640)	—	(1,394,319)	—	1,368,679
Other:
Commitments to extend credit for advances	—	(13,327)	—	(13,327)	—	—
Standby letters of credit	(1,168)	(1,168)	—	(1,168)	—	—
_______________________
(1)Carried at fair value and measured on a recurring basis.
(2)These amounts represent the effect of master-netting agreements intended to allow us to settle positive and negative positions and also cash collateral and related accrued interest held or placed with the same clearing member and/or counterparty.

Fair Value Measured on a Recurring and Nonrecurring Basis.

Table 12.2 - Fair Value of Assets and Liabilities Measured at Fair Value on a Recurring and Nonrecurring Basis
(dollars in thousands)

	September 30, 2023
	Level 1	Level 2	Level 3	Netting Adjustments and Cash Collateral (1)	Total
Assets:
Carried at fair value on a recurring basis
Trading securities:
Corporate bonds	$—	$1,544	$—	$—	$1,544
Total trading securities	—	1,544	—	—	1,544
Available-for-sale securities:
U.S. Treasury obligations	—	5,731,764	—	—	5,731,764
HFA securities	—	—	32,689	—	32,689
Supranational institutions	—	340,799	—	—	340,799
U.S. government-owned corporations	—	216,050	—	—	216,050
GSE	—	94,003	—	—	94,003
U.S. government guaranteed – single-family MBS	—	14,575	—	—	14,575
U.S. government guaranteed – multifamily MBS	—	470,386	—	—	470,386
GSE – single-family MBS	—	923,076	—	—	923,076
GSE – multifamily MBS	—	6,205,385	—	—	6,205,385
Total available-for-sale securities	—	13,996,038	32,689	—	14,028,727
Derivative assets:
Interest-rate-exchange agreements	—	142,802	—	237,067	379,869
Mortgage delivery commitments	—	18	—	—	18
Total derivative assets	—	142,820	—	237,067	379,887
Other assets	12,567	13,452	—	—	26,019
Total assets carried at fair value on a recurring basis	$12,567	$14,153,854	$32,689	$237,067	$14,436,177
Liabilities:
Carried at fair value on a recurring basis
Derivative liabilities
Interest-rate-exchange agreements	$—	$(1,365,720)	$—	$1,364,195	$(1,525)
Mortgage delivery commitments	—	(180)	—	—	(180)
Total liabilities carried at fair value on a recurring basis	$—	$(1,365,900)	$—	$1,364,195	$(1,705)

	December 31, 2022
	Level 1	Level 2	Level 3	Netting Adjustments and Cash Collateral(1)	Total
Assets:
Carried at fair value on a recurring basis
Trading securities:
Corporate bonds	$—	$1,507	$—	$—	$1,507
Total trading securities	—	1,507	—	—	1,507
Available-for-sale securities:
U.S. Treasury obligations	—	5,723,562	—	—	5,723,562
HFA securities	—	—	32,774	—	32,774
Supranational institutions	—	350,352	—	—	350,352
U.S. government-owned corporations	—	227,200	—	—	227,200
GSE	—	97,666	—	—	97,666
U.S. government guaranteed – single-family MBS	—	16,148	—	—	16,148
U.S. government guaranteed – multifamily MBS	—	476,730	—	—	476,730
GSE – single-family MBS	—	765,526	—	—	765,526
GSE – multifamily MBS	—	5,936,958	—	—	5,936,958
Total available-for-sale securities	—	13,594,142	32,774	—	13,626,916
Derivative assets:
Interest-rate-exchange agreements	—	47,757	—	382,890	430,647
CO Bond firm commitments	—	50	—	—	50
Mortgage delivery commitments	—	47	—	—	47
Total derivative assets	—	47,854	—	382,890	430,744
Other assets	11,950	13,554	—	—	25,504
Total assets carried at fair value on a recurring basis	$11,950	$13,657,057	$32,774	$382,890	$14,084,671
Carried at fair value on a nonrecurring basis(2)
Mortgage loans held for portfolio	$—	$—	$90	$—	$90
Total assets carried at fair value on a nonrecurring basis	$—	$—	$90	$—	$90
Liabilities:
Carried at fair value on a recurring basis
Derivative liabilities
Interest-rate-exchange agreements	$—	$(1,394,317)	$—	$1,368,679	$(25,638)
Mortgage delivery commitments	—	(2)	—	—	(2)
Total liabilities carried at fair value on a recurring basis	$—	$(1,394,319)	$—	$1,368,679	$(25,640)
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

Table 12.3 presents a reconciliation of available-for-sale securities that are measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the three and nine months ended September 30, 2023 and 2022.

Table 12.3 - Roll Forward of Level 3 Available-for-Sale HFA Securities
(dollars in thousands)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
Balance at beginning of period	$32,391	$60,533	$32,774	$62,265
Total gains (losses) included in other comprehensive income
Net unrealized gains (losses)	298	(93)	825	(965)
Sales, maturities, and settlements
Settlements	—	—	(910)	(860)
Balance at end of period	$32,689	$60,440	$32,689	$60,440

Total amount of unrealized gains (losses) for the period included in other comprehensive income relating to securities held at period end	$298	$(93)	$825	$(965)

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

We have considered applicable FASB guidance and determined it is not necessary to recognize a liability for the fair value of our joint and several liability for all of the COs. The joint and several obligation is mandated by the FHLBank Act, as implemented by FHFA regulations, and is not the result of an arms-length transaction among the FHLBanks. The FHLBanks have no control over the amount of the guaranty or the determination of how each FHLBank would perform under the joint and several obligation. Because the FHLBanks are subject to the authority of the FHFA as it relates to decisions involving the allocation of the joint and several liability for the FHLBanks' COs, the FHLBanks' joint and several obligation is excluded from the initial recognition and measurement provisions. Accordingly, we have not recognized a liability for our joint and several obligation related to other FHLBanks' COs at September 30, 2023, and December 31, 2022. The par amounts of other FHLBanks' outstanding COs for which we are jointly and severally liable totaled $1.2 trillion and $1.1 trillion at September 30, 2023, and December 31, 2022, respectively. See Note 8 — Consolidated Obligations for additional information.

Off-Balance-Sheet Commitments

Table 13.1 - Off-Balance Sheet Commitments (1)
(dollars in thousands)

	September 30, 2023			December 31, 2022
	Expire within one year	Expire after one year	Total	Expire within one year	Expire after one year	Total
Standby letters of credit outstanding (2)	$8,800,381	$297,195	$9,097,576	$10,148,761	$77,521	$10,226,282
Commitments for unused lines of credit - advances (3)	1,115,217	—	1,115,217	1,123,269	—	1,123,269
Commitments to make additional advances	91,171	9,265	100,436	57,024	29,010	86,034
Commitments to invest in mortgage loans	40,714	—	40,714	3,454	—	3,454
Unsettled CO bonds, at par	205,500	—	205,500	172,140	—	172,140
Unsettled CO discount notes, at par	10,500	—	10,500	32,480	—	32,480

__________________________
(1)    We have determined that it is unnecessary to record any liability for credit losses on these agreements.
(2)    The amount of standby letters of credit outstanding excludes commitments to issue standby letters of credit that expire within one year. At September 30, 2023, and December 31, 2022, these amounts totaled $19.8 million and $22.0 million, respectively.
(3)    Commitments for unused line-of-credit advances are generally for periods of up to 12 months. Since many of these commitments are not expected to be drawn upon, the total commitment amount does not necessarily indicate future liquidity requirements.

Standby Letters of Credit. For a fee we issue standby letters of credit on behalf of our members to support certain obligations of the members to third-party beneficiaries. These standby letters of credit are generally subject to the same collateralization and borrowing limits similar to advances. Standby letters of credit may be offered to assist members and nonmember housing associates in facilitating residential housing finance, community lending, and asset-liability management, and to provide liquidity. In particular, members often use standby letters of credit as collateral for deposits from state and local government agencies. If we are required to make payment for a beneficiary's draw, our strategy is to take prompt action to recover the funds paid to the third-party beneficiary, including converting the payment amount into a collateralized advance to the primary obligor, withdrawing the payment amount from the primary obligor's demand deposit account with us, or selling collateral pledged by the primary obligor in a commercially reasonable manner to offset the payment amount. Historically, standby letters of credit usually expire without being drawn upon. At September 30, 2023, the outstanding standby letters of credit issued expire no later than 2033. Currently, we offer new standby letters of credit with terms typically up to 10 years, while terms greater than 10 years may be available on an exception basis. Unearned fees for the value of the guarantees related to standby letters of credit are recorded in other liabilities and totaled $1.1 million and $1.2 million at September 30, 2023, and December 31, 2022, respectively.

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

Table 14.1 - Shareholder Concentrations, Balance Sheet
(dollars in thousands)

	Capital Stock Outstanding	Percent of Total Capital Stock	Par Value of Advances	Percent of Total Par Value of Advances	Total Accrued Interest Receivable	Percent of Total Accrued Interest Receivable on Advances
September 30, 2023
Citizens Bank, N.A.	$301,249	15.0%	$7,036,235	17.4%	$9,344	9.4%

December 31, 2022
Citizens Bank, N.A.	$363,769	17.8%	$8,519,007	20.4%	$5,662	7.8%
Webster Bank, N.A.	221,408	10.8	5,460,552	13.1	9,942	13.6

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

Table 14.2 - Transactions with Directors' Institutions
(dollars in thousands)

	Capital Stock Outstanding	Percent of Total Capital Stock	Par Value of Advances	Percent of Total Par Value of Advances	Total Accrued Interest Receivable	Percent of Total Accrued Interest Receivable on Advances
September 30, 2023	$315,152	15.7%	$7,271,302	18.0%	$9,977	10.0%
December 31, 2022	374,123	18.3	8,683,521	20.8	5,803	8.0

Note 15 — Subsequent Events

On October 20, 2023, the board of directors declared a cash dividend at an annualized rate of 8.31 percent based on daily average capital stock balances outstanding during the third quarter of 2023. The dividend, including dividends classified as interest on mandatorily redeemable capital stock, amounted to $40.1 million and was paid on November 2, 2023.

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

Some of the risks and uncertainties that could affect our forward-looking statements include the following:

•the effects of economic, financial, credit, and market conditions on our financial and regulatory condition and results of operations, including changes in economic growth, general liquidity conditions, inflation and deflation, employment rates, interest rates, interest rate spreads, interest rate volatility, mortgage originations, prepayment activity, housing prices, and asset delinquencies; members’ deposit flows, liquidity needs, and loan demand; changes in benchmark interest rates, including, but not limited to, the development of SOFR and other alternative rates to LIBOR, and the adverse consequences these could have for market participants, including the Bank and its members; changes in the general economy, including changes resulting from U.S. fiscal and monetary policy, actions of the Federal Open Market Committee (FOMC), or changes in credit ratings of the U.S. federal government, including any effects of Fitch's recent downgrade of the U.S. federal government; and the condition of the mortgage and housing markets on our mortgage-related assets; and the condition of the capital markets on our COs;
•issues and events across the FHLBank System and in the political arena that may lead to executive branch, legislative, regulatory, judicial, or other developments, such as the ongoing FHFA review of the FHLBank System, impacting the scope of our business, investor demand for COs, our financial obligations with respect to COs, our ability to access the capital markets, our members, our counterparties, the manner in which we operate, or the organization and structure of the FHLBank System;
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
•external events, such as general economic and financial instabilities, political instability, wars, including hostilities and sanctions and other economic consequences related to the war between Israel and Hamas and the war between Russia and Ukraine, pandemics and other health emergencies, and natural disasters, including disasters caused by significant climate change, which, among other things, could damage our facilities or the facilities of our members, damage or destroy collateral that members have pledged to secure advances or mortgages that we hold for our portfolio, and which could cause us to experience losses or be exposed to a greater risk that pledged collateral would be inadequate in the event of a default;

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

EXECUTIVE SUMMARY

Net income for the quarter ending September 30, 2023, was $70.1 million, compared with net income of $60.0 million for the third quarter of 2022, primarily the result of an increase of $21.0 million in net interest income after provision for credit losses, partially offset by a $7.6 million increase in other expenses.

Net interest income after provision for credit losses for the three months ended September 30, 2023, was $104.1 million, compared with $83.1 million for 2022. The $21.0 million increase in net interest income after provision for credit losses was primarily driven by growth in our average advances and average investment portfolios, growth in average capital, and, to a lesser extent, an increase in yields in the three months ended September 30, 2023, resulting from higher market interest rates compared to the same period in 2022. These improvements to net interest income were partially offset by a $28.1 million decrease of net gains on fair value hedges, including both hedge ineffectiveness and price alignment amounts paid for cleared derivative cash collateral, attributed to higher interest rates in the quarter, though the increase in intermediate-term interest rates during the quarter was less than that of the same quarter one year ago.

Our retained earnings grew to $1.8 billion at September 30, 2023, an increase of $88.6 million from December 31, 2022, and equals 2.8 percent of total assets at September 30, 2023. We continue to satisfy all regulatory capital requirements as of September 30, 2023.

On October 20, 2023, our board of directors declared a cash dividend that was equivalent to an annual yield of 8.31 percent, the approximate daily average of SOFR for the third quarter of 2023 plus 300 basis points.

For the quarter ended September 30, 2023, the Bank contributed $7.8 million to its Affordable Housing Program as required by statute, and contributed $6.1 million to its discretionary housing and community investment programs, including the Jobs for New England, Housing our Workforce, and Lift Up Homeownership programs. In 2023, the Bank launched the Lift Up Homeownership pilot program that offers down-payment and closing-cost assistance to people of color with household income of up to 120 percent of area median income buying their first home. Additional information on the AHP and other targeted affordable housing and community investment programs is provided in the 2022 Annual Report.

Our overall results of operations are influenced by the economy and financial markets, and, in particular, by members’ demand for liquidity and our ability to maintain sufficient access to funding at relatively favorable costs. During the quarter, interest rates continued to rise as the Federal Reserve raised its target range for the federal funds rate by 25 basis points at its July 26, 2023, meeting. However, long-term interest rates rose significantly faster than short-term rates during the period covered by this report. For example, the 3-month Constant Maturity U.S. Treasury Bill yield increased 12 basis points while the 10-year Constant Maturity U.S. Treasury Note yield rose 78 basis points. As of September 30, 2023, advances decreased to $40.1 billion, a decrease of 3.5 percent from $41.6 billion at December 31, 2022. Advances significantly increased beginning in mid-March 2023, and remained elevated through May 2023, as a result of an increase in liquidity needs our depository members experienced at that time. Advances balances were generally more stable during the quarter ending September 30, 2023 than they had been during either of the two preceding quarters.

Generally, investor demand for high credit quality, fixed-income investments, including COs, continued to be strong relative to other investments. Yield spreads on CO debt relative to benchmark yields for comparable debt remained relatively stable during the period covered by this report. Our flexibility in utilizing various funding tools, in combination with a diverse investor base and our status as a government-sponsored enterprise, have helped provide reliable market access and demand for COs throughout fluctuating market environments and regulatory changes affecting dealers of and investors in COs. The Bank has continued to meet all funding needs during the three months ended September 30, 2023.

Net Interest Income, Margin, and Spread

Net interest spread was 0.27 percent for the three months ended September 30, 2023, a decrease of 17 basis points from the same period in 2022 and net interest margin was 0.65 percent, an increase of seven basis points from 2022. The decrease of net interest spread was primarily attributable to the decline in net gains and losses on fair value hedges and net accretion of MBS premium, in addition to the impact of higher concentrations of advances on our balance sheet, which tend to have lower spreads to funding costs. The increase of net interest margin was primarily attributable to the impact of the significant rise in average yields on the portion of average total assets that is funded by equity capital following the sharp increase in interest rates that has occurred over 2022 and 2023.

FHLBank System at 100: Focusing on the Future Report

On November 7, 2023, the FHFA released its FHLBank System at 100: Focusing on the Future report. The report contains a number of recommendations from the FHFA, some which may be enacted by the FHFA by way of regulatory guidance or proposed rulemaking, some which call for further study, and some which would require legislative action. We are reviewing the report’s recommendations and will engage with the FHFA, Congress, our Board, our members, our employees, and other stakeholders to continue delivering on our mission and to ensure we remain well positioned to serve our members and their communities. We are unable to determine at this time the impact the report’s recommendations may have on our financial condition and results of operations.

Cyber Incident

As previously disclosed, on April 17, 2023, a vendor that provides software services to the Bank notified us that it had been the subject of a ransomware event. We have completed our investigation into this event and required notices have been provided to affected individuals. The event has not had, and we do not expect it will have, a material impact on the Bank.

ECONOMIC CONDITIONS

Economic Environment

Real gross domestic product (GDP) increased at an annual rate of 4.9 percent in the third quarter of 2023. The expansion in the third quarter was driven mainly by consumer spending and inventory investment. The increase in personal consumption expenditures reflected an increase in spending on both goods and services.

Employment continued to improve with job gains of 297,000 and 150,000 in September and October, respectively. In October 2023, the unemployment rate was 3.9 percent. The unemployment rate for the New England region in September 2023 was 2.7 percent, ranging from 1.9 percent in Vermont to 3.5 percent in Connecticut.

In September 2023, the Consumer Price Index (CPI) increased 0.4 percent from the preceding month, after increasing 0.6 percent in August. CPI inflation over the previous month was driven mainly by the cost of shelter and gasoline. The FHFA reported that housing prices rose 5.6 percent across the U.S. from August 2022 to August 2023. Over the same period, housing prices in New England rose 8.4 percent.

Interest-Rate Environment

On November 1, 2023, the FOMC maintained the target range for the federal funds rate at 525 and 550 basis points and stated that in determining the extent of additional rate increases it will take into account the cumulative tightening of monetary policy, the lags with which monetary policy affects economic activity and inflation, and economic and financial developments. The FOMC also stated that it would continue reducing its holdings of Treasury securities, agency debt, and agency mortgage-backed securities by reinvesting principal payments from its securities holdings only if they exceed monthly caps.

As the Federal Reserve continued with a tightening policy stance, short-term rates rose commensurate with the magnitude of the increase in the federal funds rate. At the end of the third quarter of 2023, 2-, 5- and 10-year Treasury rates were lower than overnight and 3-month rates. However, long-term yields rose significantly more than short-term yields during the period.

Table 1 - Key Interest Rates(1)

	Three Month Daily Average		Nine Month Daily Average		Ending Rate
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022	September 30, 2023	December 31, 2022
SOFR	5.24%	2.15%	4.90%	0.99%	5.31%	4.30%
Federal funds effective rate	5.26%	2.20%	4.93%	1.04%	5.33%	4.33%
3-month U.S. Treasury yield	5.42%	2.63%	5.08%	1.33%	5.45%	4.34%
2-year U.S. Treasury yield	4.93%	3.38%	4.53%	2.52%	5.04%	4.43%
5-year U.S. Treasury yield	4.31%	3.23%	3.94%	2.68%	4.61%	4.00%
10-year U.S. Treasury yield	4.14%	3.10%	3.79%	2.66%	4.57%	3.87%
________________
(1)    Source: Bloomberg

SELECTED FINANCIAL DATA

The following financial highlights for the statement of condition and statement of operations for December 31, 2022, have been derived from our audited financial statements. Financial highlights for the quarter-ends have been derived from our unaudited financial statements.

Table 2 - Selected Financial Data
(dollars in thousands)

	As of and for the Three Months Ended
	September 30, 2023	June 30, 2023	March 31, 2023	December 31, 2022	September 30, 2022
Statement of Condition
Total assets	$62,747,403	$63,281,547	$80,163,644	$62,897,549	$58,869,539
Investments(1)	18,736,546	19,319,360	27,151,119	17,918,781	21,748,784
Advances	40,130,845	40,245,829	49,622,282	41,599,581	33,665,311
Mortgage loans held for portfolio, net(2)	2,940,189	2,807,299	2,724,612	2,758,429	2,820,696
Deposits and other borrowings	1,150,506	1,021,973	872,356	655,487	938,551
Consolidated obligations:
Bonds	37,363,959	40,878,480	41,669,836	31,565,543	32,818,095
Discount notes	20,337,099	17,460,907	33,448,155	26,975,260	21,684,635
Total consolidated obligations	57,701,058	58,339,387	75,117,991	58,540,803	54,502,730
Mandatorily redeemable capital stock	6,143	5,303	10,290	10,290	10,397
Class B capital stock outstanding-putable(3)	2,007,059	2,006,046	2,404,394	2,031,178	1,717,748
Unrestricted retained earnings	1,338,335	1,328,645	1,305,619	1,290,873	1,267,192
Restricted retained earnings	440,860	426,846	411,133	399,695	388,621
Total retained earnings	1,779,195	1,755,491	1,716,752	1,690,568	1,655,813
Accumulated other comprehensive loss	(326,465)	(291,685)	(306,399)	(306,425)	(244,075)
Total capital	3,459,789	3,469,852	3,814,747	3,415,321	3,129,486
Results of Operations
Net interest income after provision for credit losses	$104,137	$109,628	$81,827	$70,813	$83,120
Other income, net	2,067	3,640	4,364	4,470	4,290
Other expense	28,339	25,958	22,629	13,742	20,721
AHP assessments	7,798	8,742	6,375	6,172	6,682
Net income	$70,067	$78,568	$57,187	$55,369	$60,007
Other Information
Dividends declared	$46,363	$39,829	$31,003	$20,614	$11,372
Dividend payout ratio	66.17%	50.69%	54.21%	37.23%	18.95%
Weighted-average dividend rate(4)	8.04	7.55	6.67	5.16	3.72
Return on average equity(5)	8.27	8.44	6.50	6.86	7.97
Return on average assets	0.43	0.42	0.32	0.35	0.41
Net interest margin(6)	0.65	0.59	0.47	0.45	0.58
Average equity to average assets	5.16	4.96	4.93	5.04	5.18
Total regulatory capital ratio(7)	6.04	5.95	5.15	5.93	5.75
_______________________
(1)Investments include available-for-sale securities, held-to-maturity securities, trading securities, interest-bearing deposits, securities purchased under agreements to resell, federal funds sold and loans to other FHLBanks.
(2)The allowance for credit losses for mortgage loans amounted to $2.0 million as of September 30, 2023, $2.0 million as of June 30, 2023, $2.0 million as of March 31, 2023, $1.9 million as of December 31, 2022, and $2.0 million as of September 30, 2022, respectively.
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

RESULTS OF OPERATIONS

Third Quarter of 2023 Compared with the Third Quarter of 2022

Net income increased to $70.1 million for the three months ended September 30, 2023, from $60.0 million for the same period in 2022. The primary reasons for the increase are discussed under — Executive Summary.

Net interest income after provision for credit losses for the three months ended September 30, 2023, was $104.1 million, compared with $83.1 million for the same period in 2022. The $21.0 million increase in net interest income after provision for credit losses was primarily driven by a $6.4 billion increase in the average balance of advances, a $724.5 million increase in the average balance of investments securities, a $376.2 million increase in the average balance of total capital, and, to a lesser extent, an increase in yields. These positive factors were partially offset by a $28.1 million reduction to net interest income due a decline to $16.7 million net loss from fair value hedges for the three months ended September 30, 2023, from a $11.4 million net gain from fair value hedges for the three months ended September 30, 2022. Net interest spread was 0.27 percent for the three months ended September 30, 2023, a decrease of 17 basis points from the same period in 2022, and net interest margin was 0.65 percent, an increase of seven basis points from the same period in 2022. See — Executive Summary for additional information.

Nine Months Ended September 30, 2023, Compared with the Nine Months Ended September 30, 2022

Net income increased to $205.8 million for the nine months ended September 30, 2023, from $128.8 million for the same period in 2022. The increase was primarily the result of an increase of $84.1 million in net interest income after provision for credit losses and a decrease of $4.7 million in AHP voluntary contributions and discretionary housing and community investment programs expenses.

Net interest income after provision for credit losses for the nine months ended September 30, 2023, was $295.6 million, compared with $211.5 million for the same period in 2022. The $84.1 million increase in net interest income after provision for credit losses was driven by an increase in yields, a $21.5 billion increase in the average balance of advances, a $2.5 billion increase in the average balance of money market investments, a $914.6 million increase in the average balance of investments securities, a $826.5 million increase in the average balance of total capital. These positive factors were partially offset by an $86.6 million year-over-year reduction to net interest income due to a $42.8 million net loss on fair value hedges for the nine months ended September 30, 2023, versus a $43.8 million net gain from fair value hedges for the nine months ended September 30, 2022, an $18.8 million decrease in net accretion of MBS premium, as well as a $159.7 million decrease in the average balance of mortgage loans,. Net interest spread was 0.23 percent for the nine months ended September 30, 2023, a decrease of 30 basis points from the same period in 2022, and net interest margin was 0.57 percent, a decrease of six basis points from the same period in 2022.

Table 3 presents major categories of average balances, related interest income/expense, and average yields/rates for interest-earning assets and interest-bearing liabilities. Our primary source of earnings is net interest income, which is the interest earned on advances, mortgage loans, and investments less interest paid on COs, deposits, and other sources of funds.

Table 3 - Net Interest Spread and Margin
(dollars in thousands)

	For the Three Months Ended September 30,
	2023			2022
	Average Balance	Interest Income / Expense	Average Yield/Rate(1)	Average Balance	Interest Income / Expense	Average Yield/Rate(1)
Assets
Advances	$37,006,521	$486,844	5.22%	$30,622,874	$180,829	2.34%
Interest-bearing deposits	2,862,953	38,562	5.34	1,608,143	9,138	2.25
Securities purchased under agreements to resell	2,099,457	28,450	5.38	2,566,033	11,683	1.81
Federal funds sold	4,296,815	57,936	5.35	5,137,641	28,694	2.22
Investment securities(2)	14,694,866	215,533	5.82	13,970,317	110,542	3.14

Mortgage loans (2)(3)	2,880,881	24,004	3.31	2,861,365	21,323	2.96
Other earning assets	13,044	174	5.29	4,348	34	3.10
Total interest-earning assets	63,854,537	851,503	5.29	56,770,721	362,243	2.53
Other non-interest-earning assets	1,656,594			1,104,248
Fair-value adjustments on investment securities	(350,835)			(223,831)
Total assets	$65,160,296	$851,503	5.18%	$57,651,138	$362,243	2.49%
Liabilities and capital
Consolidated obligations
Discount notes	$19,522,486	$258,516	5.25%	$17,888,560	$90,096	2.00%
Bonds	38,590,167	477,389	4.91	34,211,913	186,249	2.16
Other interest-bearing liabilities	979,806	11,469	4.64	728,885	2,278	1.24
Total interest-bearing liabilities	59,092,459	747,374	5.02	52,829,358	278,623	2.09
Other non-interest-bearing liabilities	2,705,524			1,835,708
Total capital	3,362,313			2,986,072
Total liabilities and capital	$65,160,296	$747,374	4.55%	$57,651,138	$278,623	1.92%
Net interest income		$104,129			$83,620
Net interest spread			0.27%			0.44%
Net interest margin			0.65%			0.58%

	For the Nine Months Ended September 30,
	2023			2022
	Average Balance	Interest Income / Expense	Average Yield(1)	Average Balance	Interest Income / Expense	Average Yield(1)
Assets
Advances	$43,123,887	$1,588,381	4.92%	$21,610,400	$287,377	1.78%
Interest-bearing deposits	2,836,512	106,064	5.00	1,045,889	11,667	1.49
Securities purchased under agreements to resell	2,332,432	86,655	4.97	2,149,366	20,963	1.30
Federal funds sold	4,002,986	148,781	4.97	3,506,410	36,266	1.38
Investment securities(2)	14,545,388	594,131	5.46	13,630,806	219,510	2.15
Mortgage loans	2,791,780	66,904	3.20	2,951,526	64,270	2.91
Other earning assets	16,117	605	5.02	1,465	34	3.10
Total interest-earning assets	69,649,102	2,591,521	4.97	44,895,862	640,087	1.91
Other non-interest-earning assets	1,581,814			875,545
Fair-value adjustments on investment securities	(336,678)			(115,747)
Total assets	$70,894,238	$2,591,521	4.89%	$45,655,660	$640,087	1.87%
Liabilities and capital
Consolidated obligations
Discount notes	$25,212,597	$920,041	4.88%	$10,955,076	$116,812	1.43%
Bonds	38,775,657	1,349,479	4.65	29,876,607	308,391	1.38
Other interest-bearing liabilities	828,541	26,324	4.25	805,466	3,105	0.52
Total interest-bearing liabilities	64,816,795	2,295,844	4.74	41,637,149	428,308	1.38
Other non-interest-bearing liabilities	2,523,755			1,291,282
Total capital	3,553,688			2,727,229
Total liabilities and capital	$70,894,238	$2,295,844	4.33%	$45,655,660	$428,308	1.25%
Net interest income		$295,677			$211,779
Net interest spread			0.23%			0.53%
Net interest margin			0.57%			0.63%
_________________________
(1)    Yields are annualized.
(2)    Average balances are reflected at amortized cost.
(3)    Nonaccrual loans are included in the average balances used to determine average yield.

Rate and Volume Analysis

Changes in both average balances (volume) and interest rates influence changes in net interest income and net interest margin. Table 4 summarizes changes in interest income and interest expense for the three and nine months ended September 30, 2023 and 2022. Changes in interest income and interest expense that are not identifiable as either volume-related or rate-related, but are equally attributable to both volume and rate changes, have been allocated to the volume and rate categories based upon the proportion of the absolute value of the volume and rate changes.

Table 4 - Rate and Volume Analysis
(dollars in thousands)

	For the Three Months Ended September 30, 2023 vs. 2022			For the Nine Months Ended September 30, 2023 vs. 2022
	Increase (Decrease) due to			Increase (Decrease) due to
	Volume	Rate	Total	Volume	Rate	Total
Interest income
Advances	$44,415	$261,600	$306,015	$468,363	$832,641	$1,301,004
Interest-bearing deposits	10,675	18,749	29,424	39,766	54,631	94,397
Securities purchased under agreements to resell	(2,478)	19,245	16,767	1,933	63,759	65,692
Federal funds sold	(5,385)	34,627	29,242	5,826	106,689	112,515
Investment securities	6,013	98,978	104,991	15,675	358,946	374,621
Mortgage loans	146	2,535	2,681	(3,601)	6,235	2,634
Other earning assets	103	37	140	538	33	571
Total interest income	53,489	435,771	489,260	528,500	1,422,934	1,951,434
Interest expense
Consolidated obligations
Discount notes	8,941	159,479	168,420	280,730	522,499	803,229
Bonds	26,607	264,533	291,140	116,165	924,923	1,041,088
Other interest-bearing liabilities	1,024	8,167	9,191	91	23,128	23,219
Total interest expense	36,572	432,179	468,751	396,986	1,470,550	1,867,536
Change in net interest income	$16,917	$3,592	$20,509	$131,514	$(47,616)	$83,898

Average Balance of Advances Outstanding

The average balance of total advances increased $21.5 billion, or 99.6 percent, for the nine months ended September 30, 2023, compared with the same period in 2022. This increase in the average balance of advances was concentrated in short-term fixed rate advances, long-term fixed rate advances, and variable-rate advances. While average advances remained elevated for the nine months ended September 30, 2023, total advances at September 30, 2023 returned to levels seen prior to the March 2023 liquidity crisis and are now $1.5 billion below the balance as of December 31, 2022. We cannot predict future member demand for advances.

Average Balance of Investments

Average short-term money-market investments, consisting of interest-bearing deposits, securities purchased under agreements to resell, federal funds sold, and loans to other FHLBanks, increased $2.5 billion, or 37.1 percent, for the nine months ended September 30, 2023, compared with the same period in 2022, as liquidity needs were greater in 2023 compared to 2022 due to increased advances borrowing activity. The yield earned on short-term money-market investments is highly correlated to short-term market interest rates. As a result of the FOMC’s increase in the target range for the federal funds rate, average yields on overnight federal funds sold increased from 1.38 percent during the nine months ended September 30, 2022, to 4.97 percent during the nine months ended September 30, 2023, while average yields on securities purchased under agreements to resell increased from 1.30 percent for the nine months ended September 30, 2022, to 4.97 percent for the nine months ended September 30, 2023. These investments are used for liquidity management.

Average investment-securities balances increased $914.6 million, or 6.7 percent for the nine months ended September 30, 2023, compared with the same period in 2022.

Average Balance of COs

Average CO balances increased $23.2 billion, or 56.7 percent, for the nine months ended September 30, 2023, compared with the same period in 2022, resulting from our increased funding needs principally due to the increase in our average advances balances. This increase consisted of $14.3 billion in CO discount notes and $8.9 billion in CO bonds.

The average balance of CO discount notes represented approximately 39.4 percent of total average COs for the three months ended September 30, 2023, compared with 26.8 percent of total average COs for the same period in 2022. The average balance of CO bonds represented 60.6 percent and 73.2 percent of total average COs outstanding during the nine months ended September 30, 2023 and 2022, respectively.

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

Table 5 - Effect of Derivative and Hedging Activities
(dollars in thousands)

	For the Three Months Ended September 30, 2023
Net Effect of Derivatives and Hedging Activities	Advances	Investments	Mortgage Loans	CO Bonds	Total
Net interest income
Amortization / accretion of hedging activities (1)	$(366)	$—	$(36)	$(2,593)	$(2,995)
(Losses) gains on designated fair-value hedges	(64)	(299)	—	1,152	789
Net interest settlements on derivatives(2)	53,399	125,784	—	(170,493)	8,690
Price alignment interest(3)	(2,771)	(15,008)	—	332	(17,447)
Total net interest income	50,198	110,477	(36)	(171,602)	(10,963)

Net losses on derivatives and hedging activities
Mortgage delivery commitments	—	—	(731)	—	(731)
Net losses on derivatives and hedging activities	—	—	(731)	—	(731)

Total net effect of derivatives and hedging activities	$50,198	$110,477	$(767)	$(171,602)	$(11,694)

	For the Three Months Ended September 30, 2022
Net Effect of Derivatives and Hedging Activities	Advances	Investments	Mortgage Loans	CO Bonds	Total
Net interest income
Amortization / accretion of hedging activities in net interest income (1)	$(302)	$—	$(76)	$(876)	$(1,254)
Net gains on designated fair-value hedges	1,451	12,796	—	536	14,783
Net interest settlements included in net interest income (2)	4,973	22,216	—	(40,221)	(13,032)
Price alignment interest(3)	(550)	(2,913)	—	111	(3,352)
Total net interest income	5,572	32,099	(76)	(40,450)	(2,855)

Net (losses) gains on derivatives and hedging activities
Net gains (losses) on derivatives not receiving hedge accounting	5	(1)	—	—	4
Mortgage delivery commitments	—	—	47	—	47
Net gains (losses) on derivatives and hedging activities	5	(1)	47	—	51

Total net effect of derivatives and hedging activities	$5,577	$32,098	$(29)	$(40,450)	$(2,804)

	For the Nine Months Ended September 30, 2023
Net Effect of Derivatives and Hedging Activities	Advances	Investments	Mortgage Loans	CO Bonds	Total
Net interest income
Amortization / accretion of hedging activities in net interest income (1)	$(1,349)	$—	$(182)	$(3,995)	$(5,526)
Net gains (losses) on designated fair-value hedges	270	(3,179)	—	962	(1,947)
Net interest settlements included in net interest income (2)	125,370	337,838	—	(468,235)	(5,027)
Price alignment interest(3)	(6,354)	(35,365)	—	872	(40,847)
Total net interest income	117,937	299,294	(182)	(470,396)	(53,347)

Net losses on derivatives and hedging activities
Mortgage delivery commitments	—	—	(1,080)	—	(1,080)
Net losses on derivatives and hedging activities	—	—	(1,080)	—	(1,080)

Total net effect of derivatives and hedging activities	$117,937	$299,294	$(1,262)	$(470,396)	$(54,427)

	For the Nine Months Ended September 30, 2022
Net Effect of Derivatives and Hedging Activities	Advances	Investments	Mortgage Loans	CO Bonds	Total
Net interest income
Amortization / accretion of hedging activities in net interest income (1)	$(838)	$—	$(376)	$(2,757)	$(3,971)
Net gains on designated fair-value hedges	3,707	43,419	—	1,241	48,367
Net interest settlements included in net interest income (2)	(10,158)	(36,431)	—	1,619	(44,970)
Price alignment interest(3)	(757)	(3,913)	—	144	(4,526)
Total net interest income	(8,046)	3,075	(376)	247	(5,100)

Net (losses) gains on derivatives and hedging activities
Net gains (losses) on derivatives not receiving hedge accounting	10	(2)	—	(520)	(512)
CO bond firm commitments	—	—	—	520	520
Mortgage delivery commitments	—	—	(744)	—	(744)
Net gains (losses) on derivatives and hedging activities	10	(2)	(744)	—	(736)

Net losses on trading securities	—	(425)	—	—	(425)
Total net effect of derivatives and hedging activities	$(8,036)	$2,648	$(1,120)	$247	$(6,261)
________________________
(1)    Represents the amortization/accretion of hedging fair-value adjustments and cash-flow hedge amortization reclassified from accumulated other comprehensive income.
(2)    Represents interest income/expense on derivatives included in net interest income.
(3)    Relates to derivatives for which variation margin payments are characterized as daily settled contracts.

FINANCIAL CONDITION

Advances

At September 30, 2023, the advances portfolio totaled $40.1 billion, a decrease of $1.5 billion from $41.6 billion at December 31, 2022.

Table 6 - Advances Outstanding by Product Type
(dollars in thousands)

	September 30, 2023		December 31, 2022
	Par Value	Percent of Total	Par Value	Percent of Total
Fixed-rate advances
Short-term	$11,897,770	29.4%	$18,789,061	44.9%
Long-term	10,688,102	26.5	7,045,651	16.8
Putable	5,307,670	13.1	1,428,100	3.4
Overnight	2,789,234	6.9	3,959,973	9.5
Amortizing	929,416	2.3	754,126	1.8
	31,612,192	78.2	31,976,911	76.4

Variable-rate advances
Simple variable (1)	8,677,195	21.5	9,729,865	23.3
Putable	120,000	0.3	122,000	0.3
All other variable-rate indexed advances	5,746	—	2,000	—
	8,802,941	21.8	9,853,865	23.6
Total par value	$40,415,133	100.0%	$41,830,776	100.0%

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

Table 7 - Advances Outstanding by Borrower Credit Status Category
(dollars in thousands)

	As of September 30, 2023
	Number of Borrowers	Par Value of Advances Outstanding	Discounted Collateral	Ratio of Discounted Collateral to Advances
Category-1	231	$34,339,291	$124,641,613	363.0%
Category-2	22	1,171,073	1,941,491	165.8
Category-3	16	514,756	665,507	129.3
Insurance companies	22	4,390,013	5,728,891	130.5
Total	291	$40,415,133	$132,977,502	329.0%

	As of December 31, 2022
	Number of Borrowers	Par Value of Advances Outstanding	Discounted Collateral	Ratio of Discounted Collateral to Advances
Category-1	228	$36,834,511	$115,524,193	313.6%
Category-2	19	496,153	1,120,873	225.9
Category-3	16	219,837	400,765	182.3
Insurance companies	25	4,280,275	5,616,817	131.2
Total	288	$41,830,776	$122,662,648	293.2%

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

We have not recorded any allowance for credit losses on advances at September 30, 2023, and December 31, 2022, for the reasons discussed in Item 1 — Financial Statements — Notes to the Financial Statements — Note 4 — Advances.

Table 8 - Top Five Advance-Borrowing Institutions
(dollars in thousands)

	September 30, 2023
Name	Par Value of Advances	Percent of Total Par Value of Advances	Weighted-Average Rate (1)
Citizens Bank, N.A.	$7,036,235	17.4%	5.59%
Massachusetts Mutual Life Insurance Company	2,100,000	5.2	1.78
Webster Bank, N.A.	1,810,218	4.5	5.53
Hingham Institution for Savings	1,509,000	3.7	4.61
Institution for Savings in Newburyport and its Vicinity	1,155,632	2.9	3.39
Total of top five advance-borrowing institutions	$13,611,085	33.7%

	December 31, 2022
Name	Par Value of Advances	Percent of Total Par Value of Advances	Weighted-Average Rate (1)
Citizens Bank, N.A.	$8,519,007	20.4%	4.28%
Webster Bank, N.A.	5,460,552	13.1	4.39
Massachusetts Mutual Life Insurance Company	2,100,000	5.0	1.78
State Street Bank and Trust Company	2,000,000	4.8	4.18
Hingham Institution for Savings	1,276,000	3.0	4.23
Total of top five advance-borrowing institutions	$19,355,559	46.3%
_______________________
(1)    Weighted-average rates are based on the contract rate of each advance without taking into consideration the effects of interest-rate-exchange agreements that we may use as hedging instruments.

Investments

At September 30, 2023, investment securities and short-term money-market instruments totaled $18.7 billion, an increase of $817.8 million from $17.9 billion at December 31, 2022.

Short-term money-market investments increased $431.9 million to $4.6 billion at September 30, 2023, compared with December 31, 2022. The increase was attributable to increases of $500.0 million in securities purchased under agreements to resell and $197.9 million in interest bearing deposits, partially offset by a decrease of $266.0 million in federal funds sold.

Investment securities increased $385.8 million to $14.1 billion at September 30, 2023, compared with $13.7 billion at December 31, 2022.

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

We place short-term funds with large, high-quality financial institutions that must be rated in at least the third-highest internal rating category on a rating scale of FHFA1 through FHFA7, reflecting progressively lower credit quality. The internal rating categories of FHFA1 through FHFA4 are considered to be investment quality. As of September 30, 2023, all of these placements either expired within one day or were payable upon demand. See Part 1 — Item 1 — Business — Business Lines — Investments in the 2022 Annual Report for additional information.

In addition to these unsecured investments, we also make secured investments in the form of securities purchased under agreements to resell secured by U.S. Treasury, U.S. government guaranteed, or agency obligations, with current terms to maturity up to 95 days and in MBS and HFA securities that are directly or indirectly supported by underlying mortgage loans.

We actively monitor our investment credit exposures and the credit quality of our counterparties, including assessments of each counterparty's financial performance, capital adequacy, sovereign support, and collateral quality and performance, as well as related market signals such as equity prices and credit default swap spreads. We may reduce or suspend credit limits and/or seek to reduce existing exposures, as appropriate, as a result of these monitoring activities.

Table 9 - Credit Ratings of Investments at Carrying Value
(dollars in thousands)

	As of September 30, 2023
	Long-Term Credit Rating
Investment Category	Triple-A	Double-A	Single-A	Unrated
Money-market instruments: (1)
Interest-bearing deposits	$—	$150	$1,683,073	$—
Securities purchased under agreements to resell	—	—	500,000	—
Federal funds sold	—	540,000	1,900,000	—
Total money-market instruments	—	540,150	4,083,073	—

Investment securities:(2)

Non-MBS:
U.S. Treasury obligations	—	5,731,764	—	—
Corporate bonds	—	—	—	1,544
U.S. government-owned corporations	—	216,050	—	—
GSE	—	94,003	—	—
Supranational institutions	340,799	—	—	—
HFA securities	24,364	8,325	—	—
Total non-MBS	365,163	6,050,142	—	1,544

MBS:
U.S. government guaranteed - single-family	—	17,828	—	—
U.S. government guaranteed - multifamily	—	470,386	—	—
GSE – single-family	—	1,002,875	—	—
GSE – multifamily	—	6,205,385	—	—
Total MBS	—	7,696,474	—	—

Total investment securities	365,163	13,746,616	—	1,544

Total investments	$365,163	$14,286,766	$4,083,073	$1,544
_______________________
(1)    The counterparty NRSRO rating is used for money-market instruments. Counterparty ratings are obtained from Moody's, Fitch, Inc. (Fitch), and S&P and are each as of September 30, 2023. If there is a split rating, the lowest rating is used. In certain instances where a counterparty is unrated, the Bank may assign a deemed rating to the counterparty and that deemed rating is used.
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

Table 10 - Unsecured Credit Related to Money-Market Instruments and Debentures by Carrying Value
(dollars in thousands)

	Carrying Value
	September 30, 2023	December 31, 2022
Interest bearing deposits	$1,683,223	$1,485,290
Federal funds sold	2,440,000	2,706,000
Supranational institutions	340,799	350,352
U.S. government-owned corporations	216,050	227,200
GSEs	94,003	97,666
Corporate bonds	1,544	1,507

Mortgage Loans

We invest in mortgages through the MPF program. The MPF program is further described under — Mortgage Loans Credit Risk and in Part I — Item 1 — Business — Business Lines — Mortgage Loan Finance in the 2022 Annual Report.

As of September 30, 2023, our mortgage loan investment portfolio totaled $2.9 billion, an increase of $181.8 million from December 31, 2022. This increase is the result of both a decline in mortgage loan repayments and an increase in mortgage loan purchase volumes during the nine months ended September 30, 2023, compared to the same period of the prior year. We expect continued competition from Fannie Mae and Freddie Mac, as well as from private mortgage loan acquirers, for loan investment opportunities.

Mortgage Loans Credit Risk

We are subject to credit risk from the mortgage loans in which we invest due to our exposure to the credit risk of the underlying borrowers and the credit risk of the participating financial institutions when the participating financial institutions retain credit-enhancement and/or servicing obligations. For additional information on the credit risks arising from our participation in the MPF program, see Part II — Item 7 — Management's Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition — Mortgage Loans — Mortgage Loans Credit Risk in the 2022 Annual Report. For information on the credit performance of our mortgage loan portfolio as of September 30, 2023, see Item I — Financial Statements — Note 5 — Mortgage Loans Held for Portfolio in this report.

Although our mortgage loan portfolio includes loans throughout the U.S., concentrations of 5 percent or greater of the par value of our conventional mortgage loan portfolio are shown in Table 11.

Table 11 - State Concentrations by Par Value

	Percentage of Total Par Value of Conventional Mortgage Loans
	September 30, 2023	December 31, 2022
Massachusetts	62%	63%
Maine	12	10
Connecticut	8	9
Vermont	6	6
All others	12	12
Total	100%	100%

We place conventional mortgage loans on nonaccrual status when the collection of interest or principal is doubtful or contractual principal or interest is 90 days or more past due. Accrued interest on nonaccrual loans is excluded from interest income. We monitor the delinquency levels of the mortgage loan portfolio on a monthly basis.

Table 12 - Mortgage Loans - Risk Elements and Credit Losses
(dollars in thousands)

	For the Nine Months Ended September 30,
	2023	2022
Average par value of mortgage loans outstanding during the period ending	$2,753,043	$2,906,839
Net recoveries (charge offs)	15	(1)
Net charge-offs to average loans outstanding during the period ending	—%	—%

	As of September 30, 2023	As of December 31, 2022
Mortgage loans held for portfolio, par value	$2,904,602	$2,720,351
Nonaccrual loans, par value	7,904	15,034
Allowance for credit losses on mortgage loans	2,000	1,900
Allowance for credit losses to mortgage loans held for portfolio	0.07%	0.07%
Nonaccrual loans to mortgage loans held for portfolio	0.27	0.55
Allowance for credit losses to nonaccrual loans	25.30	12.64

Mortgage Insurance Companies. We are exposed to credit risk from primary mortgage insurance coverage (PMI) on individual loans. As of September 30, 2023, we were the beneficiary of PMI coverage of $71.5 million on $271.7 million of conventional mortgage loans. These amounts relate to loans originated with PMI and for which current loan-to-value ratios exceed 78 percent (determined by recalculating the original loan-to-value ratio using the current par value divided by the appraised home value at the time of loan origination).

We have analyzed our potential loss exposure to all of the mortgage insurance companies and do not expect incremental losses based on these exposures at this time.

Consolidated Obligations

See — Liquidity and Capital Resources for information regarding our COs.

Derivative Instruments

All derivatives are recorded on the statement of condition at fair value and classified as either derivative assets or derivative liabilities. Bilateral and cleared derivatives outstanding are classified as assets or liabilities according to the net fair value of derivatives aggregated by each counterparty. Derivative assets' net fair value, net of cash collateral and accrued interest, totaled $379.9 million and $430.7 million as of September 30, 2023, and December 31, 2022, respectively. Derivative liabilities' net fair value, net of cash collateral and accrued interest, totaled $1.7 million and $25.6 million as of September 30, 2023, and December 31, 2022, respectively.

The following table presents a summary of the notional amounts and estimated fair values of our outstanding derivatives, excluding accrued interest, and related hedged item by product and type of accounting treatment as of September 30, 2023, and December 31, 2022. The notional amount represents the hypothetical principal basis used to determine periodic interest payments received and paid. However, the notional amount does not represent an actual amount exchanged or our overall exposure to credit and market risk.

Table 13 - Derivatives and Hedge-Accounting Treatment
(dollars in thousands)

			September 30, 2023		December 31, 2022
Hedged Item	Derivative	Designation(2)	Notional Amount	Fair Value	Notional Amount	Fair Value
Advances (1)	Swaps	Fair value	$9,027,280	$(27,156)	$4,052,810	$(11,112)
	Swaps	Economic	95,000	133	107,000	(400)
Total associated with advances			9,122,280	(27,023)	4,159,810	(11,512)
Available-for-sale securities	Swaps	Fair value	12,577,160	(243,696)	12,577,160	(24,233)
COs	Swaps	Fair value	26,525,440	(1,288,328)	21,726,190	(1,353,541)
	Forward starting swaps	Cash Flow	1,391,000	(1,281)	1,391,000	716
Total associated with COs			27,916,440	(1,289,609)	23,117,190	(1,352,825)
Total			49,615,880	(1,560,328)	39,854,160	(1,388,570)
CO bond firm commitments			—	—	35,000	50
Mortgage delivery commitments			40,714	(162)	3,454	45
Total derivatives			$49,656,594	(1,560,490)	$39,892,614	(1,388,475)
Accrued interest				337,410		42,010
Cash collateral, including related accrued interest				1,601,262		1,751,569
Net derivatives				$378,182		$405,104

Derivative asset				$379,887		$430,744
Derivative liability				(1,705)		(25,640)
Net derivatives				$378,182		$405,104
 _______________________
(1)    As of September 30, 2023 and December 31, 2022, embedded derivatives separated from certain advance contracts with notional amounts of $95.0 million and $107.0 million, respectively, and fair values of $(133) thousand and $400 thousand, respectively, are not included in the table.
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

Additionally, uncleared derivatives transactions executed on or after September 1, 2022, are subject to two-way initial margin obligations as required by the Wall Street Reform and Consumer Protection Act. For such uncleared derivatives transactions, a party whose initial margin requirement exceeds a specified threshold (which may not exceed $50 million) would be required to deliver collateral in the amount by which the initial margin requirement exceeds such specified threshold. Initial margin is required to be held at a third-party custodian for the benefit of the secured party, which can only assert ownership of such collateral upon the occurrence of certain events, which may include an event of default due to bankruptcy, insolvency, or similar proceeding. As of September 30, 2023, all initial margin requirements owed to our uncleared derivatives counterparties by us or owed to us by our uncleared derivatives counterparties were less than specified delivery thresholds.

From time to time, due to timing differences or derivatives-valuation differences between our calculated derivatives values and those of our counterparties, and to the contractual haircuts applied to securities, we receive from (or pledge to) our counterparties cash or securities collateral whose fair value is less (or more) than the current net positive (or net negative) fair-value of derivatives positions outstanding with them.

Table 14 - Credit Exposure to Derivatives Counterparties
(dollars in thousands)

	As of September 30, 2023
Credit Rating (1)	Notional Amount	Net Derivatives Fair Value Before Collateral	Cash Collateral Pledged to (from) Counterparty	Net Credit Exposure to Counterparties
Asset positions with credit exposure:
Uncleared derivatives
Single-A	$15,000	$23	$—	$23

Liability positions with credit exposure:
Uncleared derivatives
Single-A	24,381,170	(1,170,881)	1,182,017	11,136
Cleared derivatives	20,255,769	(15,075)	383,785	368,710
Total interest-rate swap positions with nonmember counterparties to which we had credit exposure	44,651,939	(1,185,933)	1,565,802	379,869

Mortgage delivery commitments (2)	40,714	18	—	18
Total	$44,692,653	$(1,185,915)	$1,565,802	$379,887
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

We are not able to predict future trends in member credit needs because they are driven by complex interactions among a number of factors, including members' asset growth or reductions, deposit growth or reductions, and the attractiveness of advances compared to other wholesale borrowing alternatives. We regularly monitor current trends and anticipate future debt issuance needs and maintain a portfolio of highly liquid assets in an effort to be prepared to fund our members' credit needs and our investment opportunities. We are generally able to expand our CO debt issuance in response to our members' increased credit needs for advances and to increase our acquisitions of mortgage loans. Alternatively, in response to reduced member credit needs, we may allow our COs to mature without replacement, transfer debt to another FHLBank, or repurchase and retire outstanding COs, or redeem callable COs on eligible redemption dates, allowing our balance sheet to shrink.

Sources and Uses of Liquidity. Our primary sources of liquidity are proceeds from the issuance of COs and advance repayments, and maturing short-term investments, as well as cash and investment holdings that are primarily high-quality, short- and intermediate-term financial instruments that can be sold or pledged as collateral under a repurchase agreement. During the nine months ended September 30, 2023, we maintained continuous access to funding and adapted our debt issuance to meet the needs of our members.

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

Secondary sources of liquidity include payments collected on mortgage loans, proceeds from the issuance of capital stock, and deposits from members. In addition, under the FHLBank Act, the U.S. Treasury may purchase up to $4 billion of FHLBank COs. The terms, conditions, and interest rates in such a purchase would be determined by the U.S. Treasury. This authority may be exercised at the discretion of the U.S. Treasury with the agreement of the FHFA only if alternative means cannot be effectively employed to permit members of the FHLBanks to continue to supply reasonable amounts of funds to the mortgage market, and the ability to supply such funds is substantially impaired because of monetary stringency and a high level of interest rates. There were no such purchases by the U.S. Treasury during the nine months ended September 30, 2023.

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

Liquidity Management Action Trigger. We maintain a liquidity management action trigger pertaining to projected net cash flow: if projected net cash flow falls below zero on or before the 21st day following the measurement date, then management of the Bank is notified and determines whether any corrective action is necessary. We did not breach this threshold at any time during the nine months ended September 30, 2023.

Table 15 - Projected Net Cash Flow
(dollars in thousands)

As of September 30, 2023
21 Days
Uses of funds
Interest payable	$187,023
Maturing liabilities	6,587,726
Committed asset settlements	80,336
Capital outflow	67,558
MPF delivery commitments	40,714
Other	23,024
Gross uses of funds	6,986,381

Sources of funds
Interest receivable	323,352
Maturing or projected amortization of assets	13,616,964
Committed liability settlements	215,916
Cash and due from banks and interest bearing deposits	1,997,911
Gross sources of funds	16,154,143

Projected net cash flow	$9,167,762

Base Case Liquidity Requirement. The Bank is subject to FHFA guidance on liquidity, including Advisory Bulletin 2018-07 (Liquidity Guidance AB), which communicates the FHFA’s expectations with respect to the maintenance of sufficient liquidity to enable us to provide advances and letters of credit for members for a specified time without access to the capital markets or other unsecured funding sources.

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

We were in compliance with the Base Case Liquidity Requirement at all times during the nine months ended September 30, 2023.

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

Table 16 - Funding Gap Metric

Funding Gap Metric (1)	Limit	Management Action Trigger	Three-Month Average September 30, 2023	Three-Month Average December 31, 2022
3-month Funding Gap (2)	15%	13%	(0.1)%	7.7%
1-year Funding Gap	30%	25%	13.6%	12.2%
_______________________
(1)    The funding gap metric is a positive value when maturing liabilities exceed maturing assets, as defined, within the given period. Compliance with Limits and Management Action Triggers are evaluated against the rolling three-month average of the month-end funding gaps.
(2)    The reduction in the three-month average of the three-month funding gap between September 30, 2023, and December 31, 2022, is primarily due to the period over period reduction in floating-rate advances which have a contractual maturity beyond three months but are funded with borrowings with maturities of three months or less to match the borrower’s option to prepay on the reset date.

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

Debt Financing — Consolidated Obligations

At September 30, 2023, and December 31, 2022, outstanding COs for which we are primarily liable, including both CO bonds and CO discount notes, totaled $57.7 billion and $58.5 billion, respectively. CO bonds outstanding for which we are primarily liable at September 30, 2023, and December 31, 2022, include issued callable bonds totaling $21.7 billion and $17.9 billion, respectively.

CO discount notes comprised 35.2 percent and 46.1 percent of the outstanding COs for which we are primarily liable at September 30, 2023, and December 31, 2022, respectively, but accounted for 81.2 percent and 90.7 percent of the proceeds from the issuance of such COs during the nine months ended September 30, 2023 and 2022, respectively.

Overall, we continued to experience strong demand for COs among investors. We have been able to issue debt in the amounts and structures required to meet our funding and risk-management needs. Liquidity conditions for our membership have remained relatively stable during the period covered by this report, and, as a result, member demand for advances has decreased from the elevated levels experienced at times during the first half of 2023. Correspondingly, the need to issue debt to satisfy the demand for advances and fund our balance sheet has decreased during the period covered by this report.

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

Capital

Total capital at September 30, 2023, was $3.5 billion compared with $3.4 billion at year-end 2022.

Capital stock decreased by $24.1 million during the nine months ended September 30, 2023, primarily resulting from the slight decrease in advances that we experienced during the nine months ended September 30, 2023.

The FHLBank Act and FHFA regulations specify that each FHLBank is required to satisfy certain minimum regulatory capital requirements. We were in compliance with these requirements at September 30, 2023, as discussed in Part I — Item 1 — Notes to the Financial Statements — Note 10 — Capital.

Table 17 - Mandatorily Redeemable Capital Stock by Expiry of Redemption Notice Period
(dollars in thousands)

	September 30, 2023	December 31, 2022
Past redemption date (1)	$2,779	$2,980
Due in one year or less	59	59
Due after one year through two years	435	—
Due after two years through three years	689	435
Due after three years through four years	960	689
Due after four years through five years	1,221	6,127
Total	$6,143	$10,290
_______________________
(1)    Amount represents mandatorily redeemable capital stock that has reached the end of the five-year redemption-notice period but the member-related activity (for example, advances) remains outstanding. Accordingly, these shares of stock will not be redeemed until the activity is no longer outstanding.

Capital Rule

The FHFA's regulation on FHLBank capital classification and critical capital levels (the Capital Rule), among other things, establishes criteria for four capital classifications and corrective action requirements for FHLBanks that are classified in any classification other than adequately capitalized. The Capital Rule requires the Director of the FHFA to determine on no less than a quarterly basis the capital classification of each FHLBank. By letter dated September 18, 2023, the Director of the FHFA notified us that, based on June 30, 2023, financial information, we met the definition of adequately capitalized under the Capital Rule.

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

Internal Minimum Capital Requirement in Excess of Regulatory Requirements

To provide protection for our capital base, we maintain an internal minimum capital requirement whereby the amount of paid-in capital stock and retained earnings (together, our actual regulatory capital) must be at least equal to the sum of 4 percent of our total assets plus an amount we measure as our risk exposure with 99 percent confidence using our economic capital model (together, our internal minimum capital requirement). As of September 30, 2023, this internal minimum capital requirement equaled $3.2 billion, which was satisfied by our actual regulatory capital of $3.8 billion.

Minimum Retained Earnings Target

At September 30, 2023, we had total retained earnings of $1.8 billion compared with our minimum retained earnings target of $700.0 million. We generally view our minimum retained earnings target as a floor for retained earnings rather than as a retained earnings limit and expect to continue to grow our retained earnings modestly even though we exceed the target.

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

Table 18 - Capital Stock Requirements and Excess Capital Stock
(dollars in thousands)

	Membership Stock Investment Requirement	Activity-Based Stock Investment Requirement	Total Stock Investment Requirement (1)	Outstanding Class B Capital Stock (2)	Excess Class B Capital Stock
September 30, 2023	$334,972	$1,610,651	$1,945,644	$2,013,202	$67,558
December 31, 2022	325,870	1,658,654	1,984,546	2,041,468	56,922
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

Restricted Retained Earnings and the Joint Capital Agreement

At September 30, 2023, our total required contribution to the restricted retained earnings account was $593.6 million compared with the current restricted retained earnings account balance of $440.9 million.

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

As of September 30, 2023, we have not made any significant changes to the estimates and assumptions used in applying our critical accounting policies and estimates from those used to prepare our audited financial statements.

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

Finance Agency’s Review and Analysis of the Federal Home Loan Bank System. Beginning in the Fall of 2022, and over a period of several months thereafter, the FHFA undertook a review and analysis of the FHLBank System, through a series of public listening sessions and regional roundtable discussions and the receipt of comments from stakeholders. This review covered such areas as the FHLBanks’ mission and purpose in a changing marketplace; their organization, operational efficiency, and effectiveness; their role in promoting affordable, sustainable, equitable, and resilient housing and community investment; their role in addressing the unique needs of rural and financially vulnerable communities; member products, services, and collateral requirements; and membership eligibility and requirements. The review culminated in the FHFA’s “FHLBank System at 100: Focusing on the Future” report, released on November 7, 2023. We are evaluating the report. To the extent the report’s recommendations or FHFA’s actions result in changes to supervisory expectations, stakeholder perceptions, or our business model that impact our ability to execute on our mission of providing liquidity to our members and support for affordable housing and community development, then our business, results of operations, reputation, and financial condition, and the value of membership in the FHLBank System may be impacted. For a further discussion of related risks, see Part 1 — Item 1A — Risk Factors in the 2022 Annual Report.

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

Table 19 - Interest-Rate Risk Management
(dollars in thousands)

	Outstanding Par Value/Notional Balance as of
	September 30, 2023	December 31, 2022
Fixed-rate noncallable debt, not hedged by interest-rate swaps	$9,798,635	$6,454,805
Fixed-rate callable debt not hedged by interest-rate swaps	986,500	595,000
CO bond debt used in conjunction with interest-rate-exchange agreements (1)	26,525,440	21,726,190
Advances used in conjunction with interest-rate-exchange agreements, including both fair-value hedge relationships and economic hedge relationships	9,122,280	4,159,810
Available-for-sale securities used in conjunction with interest-rate-exchange agreements	12,577,160	12,577,160
Notional principal balance of forward starting interest-rate swaps hedging the anticipated future issuance of CO debt	1,391,000	1,391,000
_______________________
(1) Includes unsettled CO bonds with a par value of $70.0 million and $77.1 million at September 30, 2023, and December 31, 2022, respectively.

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

Table 20 - Interest-Rate / Market-Rate Risk Metrics

	September 30, 2023	December 31, 2022	Target, Limit or Management Action Trigger
MVE	$3.4 billion	$3.5 billion	None
MVE/BVE	98%	102%	None
MVE/Par Stock	169%	171%	Maintain above 130% (management action trigger) and 125% (limit)
Economic Capital Ratio	5.4%	5.5%	Maintain above 4.5% (management action trigger) and 4.0% (limit)
VaR	12.9% of MVE	6.5% of MVE	Maintain below 12% of MVE (management action trigger)
Duration of Equity (1)	+1.20 years	+2.15 years	Maintain between +/- 3.5 years (management action trigger) and +/- 4.0 years (limit)
MVE Sensitivity: (1)
Down 200 basis point parallel rate shock	1.6%	3.0%	Maintain above -10% (management action trigger) and -15% (limit)
Up 200 basis point parallel rate shock	(3.4)%	(5.0)%
Duration Gap (1)	+0.78 months	+1.41 months	None
_______________________
(1)    Metrics for measuring against the management action triggers and limits are calculated using a methodology which does not constrain interest rates to a minimum of zero percent. Additional metrics are calculated in accordance with guidance from the FHFA, which requires that we constrain projected future interest rates and discounting yields to a minimum of zero percent. Due to the significant increase in interest rates for the periods ended September 30, 2023, and December 31, 2022, the results of the constrained and unconstrained metrics were the same.

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

As of September 30, 2023, our VaR measured 12.94 percent of the base case MVE, or 0.94 percentage points above our management action trigger of 12 percent. The VaR calculation is based on a combination of interest rate, volatility and OAS shocks provided by the FHFA for establishment of the market risk component of our risk-based capital requirement. Beginning in the second quarter of 2023, the OAS shocks as provided by the FHFA were significantly increased from prior periods, which resulted in an increased VaR absent an equivalent change in the composition of the balance sheet or exposures as measured by other market risk metrics. The higher OAS shocks are a result of changes made by the FHFA to the assumption underlying this calculation in connection with the cessation of LIBOR earlier this year. The potential exists for the FHFA to further change the OAS, interest rate and volatility shocks in the future. The Bank decided to not take any action at this time because the OAS shocks are limited to only assets and capital levels are sufficient relative to the metric.
The table below presents the VaR estimate as of September 30, 2023 and December 31, 2022, and represents the estimates of potential reduction to our MVE from potential future changes in interest rates and other market factors, as described above. Estimated potential market value loss exposures are expressed as a percentage of the current MVE. The table is intended to represent a statistically based range of VaR exposures.

Table 21 - Value-at-Risk
(dollars in millions)

	Value-at-Risk (Gain) Loss Exposure
	September 30, 2023		December 31, 2022
Confidence Level	% of MVE (1)	Amount	% of MVE (1)	Amount
50%	7.62%	$259.9	2.50%	$87.0
75%	8.90	303.8	3.89	135.7
95%	10.79	368.2	5.46	190.1
99%	12.67	432.3	6.31	219.9

Average of five worst scenarios - as of period end	12.94	441.3	6.48	225.8
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

Management has put in place management action triggers whereby senior management is explicitly informed of instances where our projected return on capital stock (ROCS) falls below the average yield on SOFR plus our dividend spread over a twelve-month horizon in a variety of interest-rate shock scenarios inclusive of basis risk scenarios based on historical observations, non-parallel scenarios, and parallel scenarios limited to +/- 200 basis points. The results of this analysis for September 30, 2023, showed that in the base case our projected ROCS was 873 basis points over SOFR, and in the worst case modeled, the down 200 basis points scenario, our projected ROCS fell 140 basis points to 733 basis points over SOFR. For December 31, 2022, the results of this analysis showed in the base case our projected ROCS was 628 basis points over SOFR, and in the worst case modeled, the down 200 basis point scenario, our projected ROCS fell 74 basis points to 554 basis points over SOFR. Our projected ROCS spread to SOFR remained above the management action trigger minimum during the period covered by this report.

Certain Market and Interest-Rate Risk Metrics under Potential Interest-Rate Scenarios

We also monitor the sensitivities of MVE and the duration of equity to potential interest-rate scenarios. The following table presents certain market and interest-rate risk metrics under different interest-rate scenarios.

Table 22 - Market and Interest-Rate Risk Metrics
(dollars in millions)

	September 30, 2023
	Down 300(1)	Down 200(1)	Down 100(1)	Base	Up 100	Up 200	Up 300
MVE	$3,473	$3,468	$3,445	$3,412	$3,361	$3,297	$3,231
Percent change in MVE from base	1.8%	1.6%	1.0%	—%	(1.5)%	(3.4)%	(5.3)%
MVE/BVE	100%	100%	99%	98%	97%	95%	93%
MVE/Par Stock	173%	172%	171%	169%	167%	164%	160%
Duration of Equity	-0.03 years	+0.40 years	+0.84 years	+1.20 years	+1.75 years	+1.96 years	+2.02 years
ROCS less SOFR	6.20%	7.33%	8.09%	8.73%	9.26%	9.78%	10.27%
Net income percent change from base	(39.00)%	(23.93)%	(11.57)%	—%	10.74%	21.44%	31.85%

	December 31, 2022
	Down 300(1)	Down 200(1)	Down 100(1)	Base	Up 100	Up 200	Up 300
MVE	$3,609	$3,592	$3,551	$3,486	$3,403	$3,312	$3,218
Percent change in MVE from base	3.5%	3.0%	1.9%	—%	(2.4)%	(5.0)%	(7.7)%
MVE/BVE	105%	105%	104%	102%	99%	97%	94%
MVE/Par Stock	177%	176%	174%	171%	167%	162%	158%
Duration of Equity	+0.27 years	+0.81 years	+1.51 years	+2.15 years	+2.58 years	+2.80 years	+2.88 years
ROCS less SOFR	4.92%	5.54%	6.09%	6.28%	6.39%	6.53%	6.67%
Net income percent change from base	(37.88)%	(23.73)%	(10.15)%	—%	9.44%	19.09%	28.75%
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

Our senior management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures, with the participation of the president and chief executive officer and chief financial officer, as of September 30, 2023. Based on that evaluation, our president and chief executive officer and chief financial officer have concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of September 30, 2023.

Changes in Internal Control over Financial Reporting

During the quarter ended September 30, 2023, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Number	Exhibit Description	Reference

10.1	Federal Home Loan Bank of Boston 2024 Director Compensation Policy *	Exhibit 10.1 to our 8-K filed with the SEC on October 20, 2023
31.1	Certification of the president and chief executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed within this Form 10-Q
31.2	Certification of the chief financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed within this Form 10-Q
32.1	Certification of the president and chief executive officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed within this Form 10-Q
32.2	Certification of the chief financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed within this Form 10-Q
101.INS	XBRL Instance Document	The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document	Filed within this Form 10-Q
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	Filed within this Form 10-Q
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	Filed within this Form 10-Q
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	Filed within this Form 10-Q
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	Filed within this Form 10-Q
104	The cover page of the Bank’s Quarterly report on Form 10-Q, formatted in Inline XBRL	Included within the Exhibit 101 attachments
* Portions of this exhibit have been omitted.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date	FEDERAL HOME LOAN BANK OF BOSTON (Registrant)
November 9, 2023	By:	/s/	Timothy J. Barrett
Timothy J. Barrett President and Chief Executive Officer
November 9, 2023	By:	/s/	Frank Nitkiewicz
Frank Nitkiewicz Executive Vice President, Chief Operating Officer and Chief Financial Officer