Form 10-K
period 2023-12-31
Federal Home Loan Bank of Boston
filed 2024-03-15
CIK 1331463

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.     ☑
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒
Registrant's stock is not publicly traded and is only issued to members of the registrant. Such stock is issued and redeemed at par value, $100 per share, subject to certain regulatory and statutory limits. As of February 29, 2024, including mandatorily redeemable capital stock, we had 19,766 thousand outstanding shares of Class B stock.

DOCUMENTS INCORPORATED BY REFERENCE
None

FEDERAL HOME LOAN BANK OF BOSTON
2023 Annual Report on Form 10-K

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

We are a privately capitalized cooperative, and our mission is to provide our members with highly reliable wholesale funding and liquidity, and to support affordable housing and community economic development. We deliver competitively priced financial products and services, expertise that supports housing finance, community development, and economic growth, including programs targeted to lower-income households, and a competitive return on investment to our member shareholders. We serve the residential-mortgage and community-development lending activities of our members and certain nonmember institutions (referred to as housing associates) located in our district. Our district is comprised of Connecticut, Maine, Massachusetts, New Hampshire, Rhode Island, and Vermont. There are 11 district Federal Home Loan Banks (the FHLBanks or the FHLBank System) located across the U.S., each supporting the lending activities of its members within their districts. Each FHLBank is a separate entity with its own board of directors, management, and employees.

We are exempt from ordinary federal, state, and local taxation except for local real estate tax. However, we are required by statute to set aside funds at a 10 percent rate on our net earnings for our Affordable Housing Program (AHP). For additional information, see — AHP Assessment. We also have voluntarily made an additional contribution to our AHP, and put in place certain subsidized advance, grant programs, and special purpose credit programs, including our Jobs for New England (JNE) program, our Housing Our Workforce (HOW) program, and our Lift Up Homeownership special purpose credit program (LUH). For additional information, see — Targeted Housing and Community Investment Programs.

We are managed with the primary objectives of enhancing the value of our membership and fulfilling our public purpose. In pursuit of our primary objectives, we have adopted long-term strategic priorities in our strategic business plan, which are to:

•advance our affordable housing and community development mission through voluntary programs;
•position the Bank to compete effectively in support of home financing and member funding needs;
•maintain an appropriate and efficient capital structure considering the Bank’s risk profile through proactive capital stock management and dividend strategies;
•advocate stakeholder interests in policy matters and effectively monitor and respond to legislative and regulatory initiatives;
•acquire, develop and retain the talent required to meet the Bank's present and future needs;
•leverage the advantages of a diverse, equitable, and inclusive organization; and
•uphold our commitment to effective and efficient operations, while adapting as an agile organization to emerging opportunities and risks.

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

We are also authorized to lend to housing associates such as state housing finance agencies located in our district. Members (but not housing associates) are required to purchase and hold our capital stock as a condition of membership and for advances and certain other business activities transacted with us. Our capital stock is not publicly traded on any stock exchange and can only be transferred at par value of $100 per share. We are capitalized by the capital stock purchased by our members and by retained earnings. Members may receive dividends, which are determined by our board of directors, and may request redemption or, at our sole discretion, repurchase of their capital stock at par value subject to certain conditions, as discussed further in Part II — Item 7 — Management's Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Capital. The U.S. government does not guarantee either the members' investment in or any dividend on our stock.

Oversight, Compliance with Government Regulations, Examinations, and Audit

Our business is subject to extensive regulation and supervision. The laws and regulations to which we are subject cover all key aspects of our business, and directly and indirectly affect our product and service offerings, pricing, competitive position and strategic plan, relationship with members and third parties, capital structure, cash needs and uses, and information security practices. As discussed throughout this report, such laws and regulations have a significant effect on key drivers of our results of operations, including, for example, our capital and liquidity, product and service offerings, risk management, and costs of compliance. For more information, see Item 1A — Risk Factors — We are subject to a complex body of laws and regulations, as well as U.S. government monetary and fiscal policies, which could change in a manner detrimental to our business operations and/or financial condition.

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

The FHFA issues regulations, advisory bulletins, and supervisory letters that govern, among other things, the permissible activities, powers, and investments, the risk-management practices and capital standards required of the FHLBanks, and the authorities and duties of FHLBank boards of directors. The FHFA has broad supervisory authority over the FHLBanks, including, but not limited to, the power to suspend or remove any entity-affiliated party (including any director, officer, or employee) of an FHLBank who violates certain laws or commits certain other acts; to issue and serve a notice of charges upon an FHLBank or any entity-affiliated party; to issue a cease and desist order, or a temporary cease and desist order; to stop or prevent any unsafe or unsound practice or violation of law, order, rule, regulation, or condition imposed in writing; to impose civil money penalties against an FHLBank or an entity-affiliated party; to require an FHLBank to maintain capital levels in excess of usual regulatory requirements; to require an FHLBank to take certain actions, or refrain from certain actions, under the prompt corrective action provisions that authorize or require the FHFA to take certain supervisory actions, including the appointment of a conservator or receiver for an FHLBank under certain conditions; and to require any one or more of the FHLBanks to repay the primary obligations of another FHLBank on outstanding consolidated obligations (COs).

The FHFA conducts an annual examination and other periodic reviews of our operations to assess our safety and soundness as well as our compliance with statutory and regulatory requirements and requires ongoing reporting of specific information through the issuance of special data requests. In addition, we are required to submit information on our financial condition and results of operations each month to the FHFA and to report other supplemental information to the FHFA on a periodic basis. We are prohibited by FHFA regulations from disclosing the results of the FHFA's examinations and reviews. However, information from those examinations and reviews could become publicly available either through the FHFA or through the FHFA's Office of Inspector General, which can sometimes occur via their reports to Congress.

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

Workforce Profile

Our workforce is primarily comprised of corporate employees, with our principal operations in one location. As of December 31, 2023, we had 200 full-time employees and no part-time employees. We employ temporary personnel to supplement our workforce as business needs arise. As of December 31, 2023, approximately 40 percent of our workforce was female, 60 percent male, 70 percent non-minority and 30 percent minority (gender and minority status are based on employee self-identification) and the average tenure of our employees was 11.7 years. In 2023 and into 2024, we have begun adding to our workforce in key positions throughout the Bank designed to mitigate against risks attendant to a leanly staffed workforce by maintaining capacity of individuals, increasing redundancy, and facilitating knowledge transfer for anticipated departures. We strive to both develop talent from within the organization and supplement with external hires. We believe that developing talent internally results in institutional strength and continuity and promotes loyalty and commitment in our employee base, which furthers our success, while adding new employees contributes to new ideas, continuous improvement, and our goals of having a diverse and inclusive workforce. There are no collective bargaining agreements with our employees.

Total Rewards

We have designed a total rewards structure to attract, retain and motivate a diverse employee population while supporting business and mission objectives throughout all economic cycles. We maintain a market-based, competitive and comprehensive total rewards program consisting of base salary, annual incentives, retirement programs, and health and welfare benefits including:

•Cash compensation – Competitive salary and annual incentive plans are designed to align payout opportunities with achievement of our financial, operational, mission and regulatory goals and limit excessive risk-taking while recognizing team results and individual contributions.
•Benefits – We offer a variety of competitive retirement, health and welfare and other benefits as critical components in the total rewards program. These benefits are intended to provide employees with vehicles to save for retirement and provide affordable access to healthcare while encouraging healthy choices and behaviors. For more information on our retirement plans, see — Part III — Item 11— Executive Compensation — Compensation Discussion and Analysis — Retirement and Deferred Compensation Plans.
•Time away from work – This includes paid time off for vacations, personal reasons, holidays, and volunteer opportunities. This also includes sick time at full pay and salary continuation at 65 percent of base pay for periods of extended illness.
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

For more information on our Total Rewards program, including FHFA oversight of executive compensation, see Part III — Item 11 — Executive Compensation — Compensation Discussion and Analysis. Our approach to performance management includes a collaborative development of annual goals aligned with our strategic business plan, as well as the utilization of a competency model framework with specific behaviors aligned with business priorities, and an annual performance review with formal check-ins during the year. Overall annual ratings are calibrated, and merit and incentive payments are differentiated for our highest performers.

Diversity, Equity, and Inclusion Program

Diversity, equity, and inclusion are strategic business priorities for the Bank. The director of the Bank's office of minority and women inclusion is a member of our senior management, reports to the president and chief executive officer, and serves as a liaison to our board of directors. We recognize the correlation between a diverse and inclusive environment and overall performance where valuing the unique perspectives of all employees strengthens innovation, creativity, and our ability to attract and retain employees. We operationalize our commitment through the development and execution of a three-year diversity, equity and inclusion strategic plan that includes quantifiable metrics to measure its success and report regularly on its performance to management and the board of directors. We offer a range of opportunities for our employees to become educated, connect, and grow personally and professionally through different avenues, including the efforts of our Inclusion Council. We consider building awareness and learning to be key elements of our diversity, equity and inclusion strategic plan and regularly offer educational opportunities to our employees that have included the identification of actions aligned with these learning opportunities.

Membership

Table 1 - Number of Members by Institution Type

	December 31,
	2023	2022	2021
Commercial banks	49	50	51
Credit unions	159	159	159
Insurance companies	79	74	68
Savings institutions	137	138	141
CDFI, non-depository institutions	3	4	4
Total members	427	425	423

As of December 31, 2023, 2022, and 2021, 65.8 percent, 65.9 percent, and 57.0 percent, respectively, of our members had outstanding advances with us. These usage rates are calculated excluding housing associates and other nonmember borrowers. While eligible to borrow, housing associates are not members and, as such, cannot hold our capital stock. Other nonmember borrowers consist of institutions that are former members or that have acquired former members and assumed the advances and capital stock held by those former members. These other nonmember borrowers are required to hold capital stock to support outstanding advances with us until those advances either mature or are paid off. In addition, nonmember borrowers are required to deliver all required collateral to us or our safekeeping agent until all outstanding advances either mature or are paid off. Other than housing associates, nonmember borrowers may not request new advances and are not permitted to extend or renew any advances they have assumed.

Our membership includes the vast majority of Federal Deposit Insurance Corporation (FDIC)-insured institutions and National Credit Union Association-insured credit unions with more than $100 million in assets in our district that are eligible to become members. We do not anticipate that a substantial number of additional insured institutions will become members. There are other institutions in our district that are eligible for membership, such as insurance companies, smaller credit unions, and CDFIs, and could become members in the future. We note that, for a variety of reasons, including mergers and acquisitions of members, we could experience a contraction in our membership that could lower overall demand for our products and services.

Economic Conditions

While our membership is limited to institutions with a principal place of business located in our district, both U.S. national and New England economic conditions, particularly in the housing market, impact our results of operations, financial condition, and future prospects. For example, demand for advances is influenced in part by factors such as the level of our members' deposits, which serve as liquidity alternatives to advances, and demand for residential mortgage loans, which members can generally use as collateral for advances. For information on some of the economic factors that have impacted us in 2023 and are expected to impact us in 2024, see Part II — Item 7 — Management's Discussion and Analysis of Financial Condition and Results of Operations — Economic Conditions.

Business Lines

Our business lines include offering credit products, such as advances, access to the Mortgage Partnership Finance® (MPF®) program, deposit and safekeeping services, and access to the AHP. We also maintain a portfolio of investments for liquidity purposes and to supplement earnings.

Advances. We serve as a source of liquidity and, subject to our assessment of the borrower's ability to repay, make advances secured by mortgage loans and other eligible collateral to our members and housing associates. We offer an array of fixed- and variable-rate advances products, with repayment terms intended to provide funding alternatives to our members in many interest-rate environments and situations. Principal repayment terms may be structured as 1) interest-only to maturity (sometimes referred to as bullet advances) or to an optional early termination date or series of dates or 2) amortizing advances, which are fixed-rate and term structures with monthly payments of interest and principal.

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

Our members have other sources of liquidity available to them, including the Federal Reserve Banks, retail deposits, investment banks, commercial banks, wholesale/brokered deposits, and, in limited instances, other FHLBanks.

We had 281 members, four housing associates, and four nonmember institutions with advances outstanding as of December 31, 2023. For information on trends in demand for advances, see Part II — Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition — Advances.

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

In addition to making advances to members, we are permitted under the FHLBank Act to make advances to housing associates that are approved mortgagees under Title II of the National Housing Act. Housing associates must be chartered under law and such charter shall remain in effect unless dissolved by an act of legislature, be subject to inspection and supervision by a governmental agency, and lend their own funds as their principal activity in the mortgage field. Housing associates are not subject to capital stock investment requirements. However, they are subject to the same underwriting standards as members, but are more limited in the forms of collateral that they may pledge to secure advances.

Our advance products can also help members in their asset-liability management. For example, we offer advances that members can use to match the cash-flow patterns and maturities of their mortgage loans or other assets. Such advances can reduce a member's interest-rate risk associated with holding long-term, fixed-rate mortgages. We may also offer advances that shift from fixed to floating rates or vice versa after a certain period or upon the occurrence of a certain condition.

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

Targeted Housing and Community Investment Programs. We offer several solutions that are targeted to meet the affordable housing and economic development needs of communities that our members serve. These programs include the AHP, the Equity Builder Program (EBP), Community Development Advances (CDAs), the New England Fund (NEF), JNE, HOW, and LUH.

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

LUH is a special purpose credit program designed to increase the opportunity for people of color to purchase a home. The program awards funding to members on a first-come, first-served basis to provide people of color with incomes up to 120 percent of the area median income with up to $50,000 in down-payment and closing-cost assistance toward the purchase of their first home.

Investments. We maintain a portfolio of investments for liquidity purposes and to supplement earnings. To better meet members' potential borrowing needs at times when access to the capital markets is unavailable (either due to requests that follow the end of daily debt issuance activities or due to a market disruption event impacting CO issuance) and in support of certain statutory and regulatory liquidity requirements, as discussed in Part II — Item 7 — Management's Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources, we maintain a portfolio of short-term investments issued by highly-rated institutions, primarily consisting of federal funds sold, securities purchased under agreements to resell secured by U.S. Treasury securities, or Government National Mortgage Association (Ginnie Mae), Federal National Mortgage Association (Fannie Mae), or Federal Home Loan Mortgage Corporation (Freddie Mac) securities, and interest-bearing deposit accounts at banks. We also purchase U.S. Treasury securities with maturities of up to 10 years to support our liquidity.

We also leverage our capital to enhance our income and further support our contingent liquidity needs and mission by maintaining a longer-term investment portfolio. This portfolio includes debentures issued or guaranteed by the U.S. Treasury, U.S. government agencies and instrumentalities, as well as supranational institutions, and mortgage-backed securities (MBS) that are issued by GSEs and U.S. government agencies. In accordance with our policy all securities must be internally rated no lower than FHFA3 on an internal rating scale of FHFA1 through FHFA7, reflecting progressively lower credit quality. The internal rating categories of FHFA1 through FHFA4 are considered to be investment quality. We also may purchase securities issued by state or local housing-finance agencies (HFAs) that meet an internal rating requirement of at least FHFA2. The long-term investment portfolio is intended to provide us with higher returns than those available in the short-term money markets. For a discussion of developments and factors that have impacted and could continue to impact the profitability of our investments, particularly our long-term investment portfolio, see Part II — Item 7 — Management's Discussion and Analysis of Financial Condition and Results of Operations — Executive Summary.

Under our regulatory authority to purchase MBS, additional investments in MBS and asset-backed securities (ABS) are prohibited if our investments in such securities would cause the outstanding balance to exceed 300 percent of capital at the time of purchase, or would cause the total amount of purchases within a calendar quarter to exceed 50 percent of capital. Capital for this calculation is defined as capital stock, mandatorily redeemable capital stock, and retained earnings. On December 31, 2023, and 2022, our MBS and ABS holdings represented 256 percent and 220 percent of capital, respectively, and purchases remained below 50 percent of capital in all quarters of 2023 and 2022.

Our investment activities are designed to comply with the FHFA’s core mission achievement advisory bulletin, which establishes a ratio by which the FHFA will assess each FHLBank’s core mission achievement. Core mission achievement is determined using a ratio of primary mission assets, which includes advances and acquired member assets (mortgage loans acquired from members), to COs excluding the amount funding U.S. Treasury securities with maturities no greater than 10 years classified as available-for-sale or trading securities. The primary mission achievement ratio is calculated using annual average par values.

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

Our primary mission achievement ratio for the years ended December 31, 2023 and 2022 was 78.4 percent and 72.3 percent, respectively.

Mortgage Loan Finance. We participate in the MPF program, which is a secondary mortgage market structure under which we either invest in or, for fees, facilitate third party investors' investment in eligible mortgage loans (referred to as MPF loans) from FHLBank members, referred to as "participating financial institutions." MPF loans are fixed rate, residential mortgage loans that are either conventional (conventional mortgage loans) or insured or guaranteed by the Federal Housing Administration (the FHA), the U.S. Department of Veterans Affairs (the VA), the Rural Housing Service of the U.S. Department of Agriculture (RHS), or the U.S. Department of Housing and Urban Development (HUD) (government mortgage loans) and are secured by one- to four-family residential properties with original maturities ranging from five years to 30 years or participations in such mortgage loans. For information on trends in the size of the program in 2023, see Part II — Item 7 — Management's Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition — Mortgage Loans.

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

COs, consisting of bonds and discount notes, represent our primary source of debt to fund advances, mortgage loans, and investments. All COs are issued on behalf of one or more FHLBanks (as the primary obligors for the specified issuance) through the Office of Finance, but all COs are the joint and several obligations of all of the FHLBanks. COs are not obligations of the U.S. government and are not guaranteed by the U.S. government or any government agency. As of February 29, 2024, Moody's Investors Service Inc. (Moody's) rated COs Aaa/P-1, and Standard & Poor’s Financial Services LLC (S&P) rated them AA+/A-1+. The GSE status of the FHLBanks and the ratings of the COs have historically provided the FHLBanks with ready capital market access. For information on the market for COs during the period covered by this report, see Part II — Item 7 — Management's Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Debt Financing — Consolidated Obligations.

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

Table 2 - Ratio of Non-Pledged Assets to Total Consolidated Obligations
(dollars in thousands)

	December 31,
	2023	2022
Cash and due from banks	$53,412	$7,593
Advances	41,958,583	41,599,581
Investments (1)	21,167,632	17,918,781
Mortgage loans, net	3,059,331	2,758,429
Accrued interest receivable	185,709	134,268
Total non-pledged assets	$66,424,667	$62,418,652
Total consolidated obligations	$62,249,289	$58,540,803
Ratio of non-pledged assets to consolidated obligations	1.07	1.07
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

Neither the FHFA, nor any of its predecessors, has ever required us to repay obligations in excess of our participation nor have they allocated to us any outstanding liability of any other FHLBank's COs.
Capital Resources

As a cooperative, we are owned by our member institutions, which are required to purchase shares of our capital stock as a condition of membership and to support the capital requirements for certain credit products that we provide. All issuances and repurchases/redemptions of our capital stock are effected at a par value of $100 per share. We issue one class of stock, Class B, which shareholders may redeem five years after providing a written redemption request. Our equity capital also includes retained earnings.

Total Stock-Investment Requirement (TSIR). Each member is required to satisfy its TSIR at all times, which is an amount of stock equal to its activity-based stock-investment requirement plus its membership stock-investment requirement rounded up to the nearest whole share. Any stock held by a member in excess of its TSIR is referred to as excess stock. On December 31, 2023, members and nonmembers with capital stock outstanding held excess capital stock totaling $46.5 million, representing approximately 2.3 percent of total capital stock outstanding.

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

Repurchase of Excess Stock. Our capital plan provides us with the authority and sole discretion to repurchase excess stock from any shareholder at par value upon 15 days prior written notice to the member, unless a shorter notice period is agreed to in writing with the member, so long as the repurchase will not cause us to fail to meet any of our regulatory capital requirements or violate any other applicable limitation or prohibition. It is our practice to repurchase daily the excess stock held by any shareholder whose excess stock exceeds the lesser of $3.0 million or 3.00 percent of the shareholder’s TSIR, subject to a minimum repurchase of $100,000. We retain authority to suspend repurchases of excess stock from any member or all members without prior notice. In addition to daily repurchases, shareholders may request that we voluntarily repurchase excess stock shares at any time. In either case, we retain sole discretion over any voluntary repurchases of excess stock in accordance with our capital plan. The discretion to suspend repurchases or to decline a member’s repurchase request would most likely be exercised in one of two scenarios. In the first scenario, discretion would be exercised because the member’s financial condition or collateral position is such that we deem it necessary to retain excess stock to fully secure our credit exposure to the member. In the second scenario, discretion would be exercised to meet the liquidity or capital management needs of the Bank. During the year ended December 31, 2023, we repurchased $5.1 billion of excess capital stock, of which $6.3 million was mandatorily redeemable capital stock.

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

As of December 31, 2023, our retained earnings totaled $1.8 billion. Of that amount, $451.2 million is in a restricted retained earnings account and is not available to pay dividends. Our capital plan and a joint capital enhancement agreement (as amended, the Joint Capital Agreement) among the FHLBanks require that we allocate a certain percent of net income, generally not less than 20 percent, to the restricted retained earnings account until the total amount in the restricted retained earnings account is at least equal to 1.0 percent of the daily average carrying value of our outstanding total COs (excluding fair-value adjustments) for the calendar quarter. At December 31, 2023, our contribution requirement totaled $606.4 million. Any amount of restricted retained earnings that exceeds 150 percent of the contribution requirement may be reclassified to unrestricted retained earnings. For additional information on restricted retained earnings and the Joint Capital Agreement, see Part II — Item 5 — Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities and Item 7 — Management's Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Internal Capital Practices and Policies — Restricted Retained Earnings and the Joint Capital Agreement.

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

AHP Assessment

Annually, the FHLBanks collectively must set aside for the AHP the greater of $100 million or 10 percent of the current year's net income before interest expense associated with mandatorily redeemable capital stock and the assessment for AHP (net earnings). For the year ended December 31, 2023, our AHP assessment was $28.6 million. In addition to the required assessment, our Board may elect to make voluntary contributions to the AHP. Our board of directors approved a voluntary contribution of $2.0 million for 2023, resulting in a total combined contribution amount of $30.6 million for the year.

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
•Operational risk is the risk of unexpected loss resulting from ineffective people, processes or systems, whether emanating internally or externally. Operational risk also includes model risk (the risk of loss resulting from model errors or the incorrect use or application of model output), compliance risk (the risk of non-compliance with the Bank’s obligations and commitments), cybersecurity risk, and the risk of internal or external fraud; and
•Reputation risk is the risk to earnings or capital arising from negative public opinion, which can affect our ability to establish new business relationships or maintain existing business relationships.

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

Business Risk

Management's strategies for mitigating business risk include annual and long-term strategic planning exercises; continually monitoring key economic indicators, business activity and financial projections, competitive threats, member engagement and satisfaction, and our external environment; and developing contingency plans when appropriate.

Operational Risk

We are subject to operational risk which can result from human error, fraud, vendor or third-party failure, unenforceability of legal contracts, or deficiencies in internal controls or information systems.

We have policies and procedures intended to mitigate operational risks. We train our employees for their roles and maintain written policies and procedures for our key functions. We maintain a system of internal controls designed to adequately segregate responsibilities and appropriately monitor and report on our activities to management and the board of directors. Our internal audit department, which reports directly to the Audit Committee of the board of directors, regularly monitors our adherence to established policies and procedures. Operational risk includes risk arising from breaches of our cybersecurity or other cybersecurity incidents that could result in a failure or interruption of our information technology systems as discussed in Item 1C — Cybersecurity. Some operational risks are beyond our control, and the failure of other parties to adequately address their operational risks could adversely impact us.

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

Diversity, Equity, and Inclusion Risk

The Bank’s commitment to its diversity, equity, and inclusion (DE&I) program is strong as the program continues to evolve. The Bank has a rolling three-year DE&I strategic plan that contains specific metrics and measures so we can evaluate the program’s effectiveness over the three-year time horizon. The plan is built on a foundation of four pillars: supplier diversity, workforce, capital markets, and governance. The plan aligns objectives, goals, and metrics with these pillars.

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

Our primary business is providing liquidity to our members by making advances to, and purchasing residential mortgage loans from, our members. Our members can secure funding from alternative sources that are not subject to the same body of regulation applicable to us. This is one factor among several that may enable alternative suppliers of funds to offer wholesale funding or purchase residential mortgage loans on terms that we are unable to offer and that members deem more desirable than the terms we offer on our advances or purchases of residential mortgage loans.

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

The loss of large members could result in lower demand for our products and services.

As of December 31, 2023, our five largest stock-holding members held 30.8 percent of our advances and 27.0 percent of our capital stock. The loss of large members or a significant reduction in the level of business they conduct with us would likely lower overall demand for our products and services in the future and adversely impact our performance.

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

Following a comprehensive process which began in the fall of 2022, the FHFA issued the “FHLBank System at a 100: Focusing on the Future” report on November 7, 2023, presenting its review and analysis of the FHLBank System and the actions and recommendations that it plans to pursue over a multi-year effort, in service of its vision for the FHLBank System. The report focused on four broad themes: (1) mission of the FHLBank System; (2) stable and reliable source of liquidity; (3) housing and community development; and (4) FHLBank System operational efficiency, structure, and governance. Recommendations from the report may be enacted by the FHFA by way of ongoing supervision, regulatory guidance, and proposed rulemaking, within its existing statutory authority, while other recommendations may call for further study or legislative action.

We are not able to predict what actions will ultimately result from the FHFA’s recommendations, the timing of any actions, the extent of any changes to the Bank or the FHLBank System, or the ultimate effect on the Bank or the FHLBank System in the future. Potential changes resulting from the FHFA’s recommendations (including changes relating to the FHLBanks’ mission, liquidity role, membership and lending requirements, increased affordable housing contributions and support for community investment, and changes relating to FHLBank operations, structure, and governance) may increase our operational costs, require additional processes and procedures, as well as the heightened scrutiny of the FHLBanks and their mission and activities arising from related developments and may impact our business, financial condition, results of operation, or the value of membership in the FHLBanks. The extent to which the report ultimately results in changes to supervisory expectations or requirements that impact the use of our advances by members or our ability to lend to members, our financial conditions and results of operation may be negatively impacted. For more details on this FHFA review, see Part II — Item 7 —Management's Discussion and Analysis of Financial Condition and Results of Operations — Legislative and Regulatory Developments.

We cannot predict what, if any, regulations will be issued or revised or legislation will be enacted or repealed, and we cannot predict the effects of any such regulations or legislation on our business operations and/or financial condition. Legislative, regulatory, or other changes could result in, for example, an increase in the FHLBanks' cost of funding, a change in permissible business activities, change in our membership, limitations on advances made to our members, (including whether a member meets required tangible capital levels to access advances), an increase in our mandatory contribution to affordable housing or community development programs, or a decrease in the size, scope, or nature of the FHLBanks' lending, investment, or mortgage-financing activities, any of which could adversely impact our financial condition and results of operations.

The businesses and results of operations of the FHLBanks are significantly affected by the monetary policies of the U.S. government and its agencies, including the Federal Reserve. The policies of the Federal Reserve directly and indirectly influence the yield on interest-earning assets and the yield on interest-bearing liabilities and could adversely affect the demand for advances, mortgage loan purchases, and for COs. These policies could also adversely affect the FHLBanks through lower yields on our investments, higher yields on our debt, or both, which could adversely affect our financial condition and results of operations. These policies also can impact our members’ needs for liquidity, which can impact the volume of advances borrowed by members. In addition, the FHLBanks currently play a predominant role as lenders in the federal funds market; therefore, any disruption in the federal funds market or any related regulatory or policy change may adversely affect the FHLBanks’ cash management activities, results of operations, and reputation.

During 2023, the Federal Reserve increased the federal funds rate to a target range of 5.25 percent to 5.50 percent. Though recent minutes of the Federal Open Market Committee of the Federal Reserve (FOMC) indicate that the targeted federal funds rate may remain constant through 2024, there remains a possibility that the Federal Reserve may deviate significantly from market expectations in targeting the federal funds rate. Further increases and/or significant deviations from expectations could affect the success of our asset and liability management activities and negatively affect our financial condition and results of operations.

Our dividend practices could decrease demand for our products that require capital stock purchases and/or result in withdrawals from membership.

Historically, our board of directors has varied dividend declarations based on our financial condition, performance, outlook and economic environment. Throughout 2023, our board maintained dividends at a consistent level relative to short-term interest rates, as represented by SOFR. If our financial performance or condition were to deteriorate significantly in the future, our board of directors could determine to reduce or eliminate dividends.

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

Certain NRSROs have indicated that the credit ratings, including the ratings outlooks, of the FHLBanks are constrained by the credit ratings of the U.S. federal government, even though our obligations and other debts are not guaranteed by the United States. Accordingly, a downgrade of the U.S. federal government's credit rating by an NRSRO is likely to be followed by a similar downgrade of the FHLBanks' credit rating. Prolonged or repeated shutdowns of the U.S. federal government, among other things, could be followed by a downgrade of the credit ratings of the U.S. federal government. Downgrades of the U.S. federal government's credit rating, resulting from, among other things, the U.S. federal government’s failure to increase the U.S. Treasury debt ceiling, are possible and could cause a downgrade in the FHLBanks’ credit rating, and any resulting downgrades to our credit ratings could adversely impact our funding costs and/or access to the capital markets. In August 2023, Fitch Ratings downgraded the ratings of the U.S. federal government and, in November 2023, Moody’s changed the outlook on the ratings of the U.S. federal government to negative from stable, which also caused the rating agencies to take similar actions with respect to certain GSEs, including the FHLBanks rated by these rating agencies. As a result, if the U.S. sovereign credit ratings or outlooks were further downgraded, similar downgrades of the FHLBanks and our consolidated obligations would most likely occur. Further, member and housing associate demand for certain of our products, such as letters of credit, is influenced by our credit ratings, and downgrade of our credit ratings could weaken or eliminate demand for such products. To the extent that we cannot access funding when needed on acceptable terms to effectively manage our cost of funds or demand for our products falls, our financial condition and results of operations could be adversely impacted.

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

The Capital Rule, among other things, establishes criteria for four capital classifications and corrective action requirements for FHLBanks that are classified in any classification other than adequately capitalized. An adequately capitalized FHLBank is one that has sufficient permanent and total capital to satisfy its risk-based and minimum capital requirements. We satisfied these requirements on December 31, 2023. However, pursuant to the Capital Rule, the FHFA has discretion to reclassify an FHLBank and modify or add to corrective action requirements for a particular capital classification. If we become classified into a capital classification other than adequately capitalized, we would be subject to the corrective action requirements for that capital classification in addition to being subject to prohibitions on declaring dividends and redeeming or repurchasing capital stock.

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

Failure to meet acquired member asset housing goals may materially adversely affect our business, results of operations and financial condition.

As of January 1, 2024, we are subject to affordable housing goals regarding our acquired member asset program that require a portion of the mortgage loans we purchase meet specified standards relating to affordability or location. If we do not meet our acquired member asset housing goals and the FHFA finds that the goals were feasible, we may be required to develop an FHFA approved housing plan with additional requirements that could have a material adverse effect on our results of operations and financial condition. For example, a housing plan may limit our ability to acquire more than a certain amount of non-affordable housing mortgage loans through our acquired member asset program or require that we pay a premium for affordable housing mortgage loans. In addition, the penalties for failure to comply with any such housing plan may include a cease-and-desist order and civil money penalties.

Natural or man-made disasters, including health emergencies, could have a material adverse effect on the Bank’s results of operations or financial condition.

The occurrence of natural disasters, war or other international conflict, civil unrest, political protest or instability, acts of terrorism, and health emergencies, including the spread of infectious diseases or a pandemic, the effects of climate change, or other unexpected or disastrous conditions, events, or emergencies could adversely affect our business, including demand for the Bank’s products and services and the value of our assets and member-pledged collateral. The effects of disasters or emergencies could disrupt general economic conditions and financial markets and interfere with our employees, our workplace, our vendors and service providers, the businesses of our members, and our counterparties and thus could impair our ability to manage our business, as well as our results of operations and financial condition.

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

We are exposed to secured and unsecured credit risk as part of our normal business operations through funding advances, purchasing mortgage loans, derivatives, money-market transactions, investments, and extending other credit products, such as standby letters or credit, and future advance commitments. Members are required to fully secure advances and other extensions of credit with collateral. We evaluate the type of collateral pledged by members and assign a borrowing capacity to the collateral, based on the risk associated with that type of collateral. If we have insufficient collateral before or after an event of payment default or failure of a member or we are unable to liquidate the collateral for the value assigned to it in the event of a payment default or failure of a member, we could experience a credit loss on advances or standby letters of credit, which could adversely affect our financial condition or results of operations. In addition, we extend short-dated unsecured credit and secured credit to U.S. and global financial institution counterparties. Failures by these counterparties to perform on their obligations to us could have an adverse effect on our financial condition, results of operations, or ability to pay dividends or redeem or repurchase capital stock.

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

Declines in real estate values, including residential and commercial properties, or inactivity in the U.S. housing and commercial lending markets or rising delinquency or default rates on mortgage loans could result in credit losses and adversely impact our business operations and/or financial condition.

A deterioration of the U.S. real estate market, including residential and commercial markets, and a national decline in real estate prices could adversely impact the financial condition of a number of our borrowers, particularly those whose businesses are concentrated in the mortgage industry. One or more of our borrowers may default on their obligations to us for a number of reasons, such as changes in financial condition, a reduction in liquidity, operational failures, or insolvency. In addition, the value of mortgage loans or MBS pledged to us as collateral may decrease. If a borrower defaults, and we are unable to obtain additional collateral to make up for the reduced value of such collateral, we could incur losses. A default by a borrower lacking sufficient collateral to cover its obligations to us could result in significant financial losses, which would adversely impact our results of operations and financial condition.

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

OPERATIONAL RISKS

A failure, breach, or other cybersecurity incident of the information systems at the Bank or any of our critical service providers could disrupt our operations or result in significant financial loss or reputational damage.

We rely heavily on information systems and other technology to conduct and manage our business. See Item 1 — Business — Risk Management — Operational Risk and Item 1C – Cybersecurity for additional information on our use of information systems and technology. Any failures or interruptions of these information systems or other technology could have a material adverse impact on our financial condition and results of operations. Moreover, cyber-attacks, in particular those on financial institutions and financial market infrastructures, have become more frequent, more sophisticated, and increasingly difficult to detect and prevent, including as a result of the increased capabilities of artificial intelligence and other emerging technologies, such as ransomware-as-a-service, that may be used maliciously.

For example, most of our information systems have been co-located with a third-party service provider, or are hosted with infrastructure-as-a-service (IaaS) or software-as-a-services (SaaS) providers, on which we are reliant to provide a secure location and a stable operating environment for these systems. Any failure to provide such stability or security by the co-location third-party service provider, or IaaS or SaaS providers, could result in failures or interruptions in our ability to conduct business. As another example, our AHP, MPF, and certain collateral activities rely on the secure processing, storage, and transmission of private borrower information, which may include names, residential addresses, social security numbers, credit rating data, or other consumer financial information. As discussed in our quarterly report on Form 10-Q filed on November 9, 2023, in 2003 we experienced, and could experience in the future, an event where this information is exposed in several ways, including through unauthorized access to computer systems, computer viruses that attack our computer systems, software or networks, accidental delivery of information to an unauthorized party, loss of encrypted media containing this information, and similar circumstances at service providers with access to or possession of such information. For a further discussion of the event we experienced in 2023, see Item 2 – Management's Discussion and Analysis of Financial Condition and Results of Operations – Executive Summary – Cyber Incident in our quarterly report on Form 10-Q filed on November 9, 2023. Any of these events could result in significant financial losses, legal and regulatory sanctions, and reputational damage.

We are maintaining a continuous strategy to ensure our mission critical applications and supporting infrastructure remain protected against evolving security threats. The pace of change to our information technology, including the incorporation of artificial intelligence, increases the risk of failures or interruptions of information systems or other technology, which could have a material adverse impact on our financial condition and results of operations.

We rely on vendors and other third parties for certain important or critical services and could be adversely impacted by disruptions in those services.

For example, in participating in the MPF program, we rely on the FHLBank of Chicago in its capacity as the MPF Provider. Our investments in mortgage loans through the MPF program account for 4.6 percent of our total assets as of December 31, 2023, and 2.7 percent of interest income for the year ended December 31, 2023. If the FHLBank of Chicago changes or ceases to operate the MPF program or experiences a failure or interruption in its information systems and other technology in its operation of the MPF program, our mortgage-investment activities could be adversely impacted, and we could experience a related decrease in net interest margin, financial condition, and profitability. In the same way, we could be adversely impacted if the FHLBank of Chicago's third-party vendors engaged in the operation of the MPF program were to experience operational or technological difficulties.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 1C. CYBERSECURITY

Cybersecurity Risk Management and Strategy

We are subject to cybersecurity risk, which includes intentional and unintentional acts that may jeopardize the confidentiality, integrity, or availability of our information technology assets and data under our control. Cybersecurity risk can take the form of a variety of circumstances to cause harm to us, our members, our service providers, and the economy in general. These circumstances include, but are not limited to, malicious software or exploited vulnerabilities, social engineering, such as phishing, denial-of-service attacks, viruses, malware, and natural disasters. Refer to Item 1A — Risk Factors for a description of cybersecurity and other operational risks that may affect our information technology assets and data under our control.

In alignment with industry standards, such as the NIST Cybersecurity Framework, and FHFA regulatory guidance, we have implemented processes for assessing, identifying, and managing cybersecurity risk through a layered approach throughout our environment and in our service provider arrangements, including SaaS and IaaS engagements. We endeavor to continuously develop our policies and practices to mitigate our exposure to cybersecurity risks given, among other things, the evolving natures of these risks, the involvement of uncontrollable circumstances, such as fires or flooding, and our role in the financial services industry and the broader economy. Our cybersecurity risk-mitigating processes include, but are not limited to the following: performing regular risk assessments to identify, understand, and prioritize risks from cybersecurity threats; the implementation of firewalls, anti-virus software, and real-time network monitoring; the deployment of software updates to address security vulnerabilities; maintaining a vulnerability management program to timely identify and remediate cybersecurity risks, and; periodic employee training to educate employees on how to identify and avoid various forms of social engineering.

We also maintain a business continuity program designed to ensure that resources and plans are in place to protect the Bank from potential loss during a disruption, which includes the unavailability of our information technology assets due to unintentional events like fire, power loss, and other technical incidents such as hardware failures. These business continuity resources and plans include, but are not limited to, maintaining a business continuity site to ensure continued operations, regular backing up of data and systems, testing our ability to operate on disaster recovery systems, and annually reviewing department level business continuity procedures.

We regularly engage with third parties to test, maintain, and enhance our cybersecurity risk management practices and threat monitoring. These engagements include, among other things, incident response exercises, penetration testing, constant managed detection and response services, and intrusion prevention and detection applications. Our vendor risk management program includes regular reviews and oversight of these third parties, including performance and technological reviews and escalation of any unsatisfactory reviews.

Our results of operations and financial condition have not been materially affected by cybersecurity threats or incidents during the period covered by this report. However, to assess, identify, and manage risks from cybersecurity threats, including as a result of previous cybersecurity incidents, we have invested, and expect to continue to invest, significant resources to maintain and enhance our information security and business continuity programs designed to preserve the confidentiality, integrity, and availability of our information technology assets and data under our control. As a result, the risk of cybersecurity threats has materially affected our business strategy. It is inevitable that cybersecurity incidents will occur in the future and any such cybersecurity incident could result in significantly harmful consequences to us, our members, and their customers. We assess the materiality of each cybersecurity incident from several perspectives including, but not limited to, our ability to continue to service our members, any loss of or unauthorized access to data, lost revenue, increased operating costs, litigation, and reputational harm.

Cybersecurity Governance

Our director of information security provides regular reporting (at least quarterly) to the Risk Committee and Technology Committee of our board of directors and our Management Committee, the Bank’s highest-level governance, strategic planning, oversight, and policymaking group, on topics such as threat intelligence, major cybersecurity risk areas and threats, technologies and best practices, and any cybersecurity incidents that may have impacted us, and more frequently if there is an ongoing cybersecurity incident. Our board of directors oversees our information security program through regular review of policies and principles, including our information security policy designed to establish clear management direction and commitment to preserve the confidentiality, integrity, and availability of all information technology assets, including data.

Our Bank Technology Governance Committee, a management level committee, consisting of members of our senior leadership, including our chief risk officer and chief information officer, is responsible for approving policies to support the management and implementation of the cybersecurity program. This committee receives regular reporting from our director of information security similar to what is provided to the board of directors, and more detailed reporting regarding the availability of information technology assets and cybersecurity threats being monitored.

Our director of information security, who reports both to our chief risk officer and our chief information officer, manages the Bank’s cybersecurity governance framework designed to protect the confidentiality, integrity, and availability of the Bank’s information technology assets and data under our control. Our director of information security has more than 25 years of experience in information technology with the Bank in successively more responsible roles and has led teams to design, secure, and implement numerous technology solutions. Our information security department is responsible for developing, documenting, and approving our information security control standards, guidelines, and procedures, in line with the policies and standards set forth by our board of directors and the Bank Technology Governance Committee.

The business continuity program is overseen by the Finance Committee of our board of directors and includes, among other items, business impact analysis for developing effective plans and a disaster recovery plan to respond, recover, resume, and restore technology assets critical for us to operate. Our Operational Risk Committee, a management level committee, including leadership representatives from our operational risk, information security, information technology, legal, operations, and other departments throughout the Bank, is responsible for oversight of operational risk and oversees the implementation of the business continuity program as approved by the board of directors.

ITEM 2. PROPERTIES

We occupy 39,185 rentable square feet in the Prudential Tower, 800 Boylston Street, Boston, Massachusetts 02199 that serves as our headquarters. We also maintain 7,461 square feet of leased property for a business continuity site in Massachusetts. We believe our properties are adequate to meet our requirements for the foreseeable future.

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

Between the date of filing and November 2020, we resolved our claims against all of the securities defendants and certain rating agency defendants. On April 17, 2023, the Bank settled and dismissed its private-label MBS litigation against Moody’s Investors Service, Inc. and Moody’s Corporation from the New York Supreme Court thereby fully resolving the complaint.

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

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The par value of our capital stock is $100 per share. Our stock is not publicly traded and can be purchased only by our members at par. As of February 29, 2024, 427 members and 10 nonmembers held a total of 19.8 million shares of our Class B stock.

Subject to regulatory limitations, dividends are solely within the discretion of our board of directors. The board of directors declared dividends during 2023, 2022, and 2021 as set forth in Table 3 below. Dividend rates are quoted in the form of an interest rate, which is then applied to each stockholder's average capital-stock-balance outstanding during the preceding calendar quarter to determine the dollar amount of the dividend that each stockholder will receive. The dividend rate was based upon a spread to average short-term interest rates experienced during the quarter.

Table 3 - Quarterly Dividends Declared
(dollars in thousands)

	2023			2022			2021
Dividends Declared in the Quarter Ending	Average Capital Stock (1) during preceding quarter	Dividend Amount (2)	Annualized Dividend Rate	Average Capital Stock (1) during preceding quarter	Dividend Amount (2)	Annualized Dividend Rate	Average Capital Stock (1) during preceding quarter	Dividend Amount (2)	Annualized Dividend Rate
March 31	$1,844,092	$31,003	6.67%	$994,076	$5,136	2.05%	$1,338,682	$5,351	1.59%
June 30	2,139,463	39,829	7.55	956,166	4,927	2.09	1,219,853	4,631	1.54
September 30	2,312,966	46,363	8.04	1,226,088	11,372	3.72	1,131,903	4,290	1.52
December 31	1,907,984	39,965	8.31	1,584,941	20,614	5.16	1,049,864	5,425	2.05
_________________________
(1)    Average capital stock amounts do not include average balances of mandatorily redeemable stock.
(2)    The dividend amounts do not include the interest expense on mandatorily redeemable stock.

On February 16, 2024, our board of directors declared a cash dividend that was equivalent to an annual yield of 8.40 percent, the approximate daily average of SOFR rates for the fourth quarter of 2023 plus 300 basis points. The dividend amount, based on average daily balances of Class B shares outstanding for the fourth quarter of 2023, totaled $41.4 million and was paid on March 4, 2024. In declaring the dividend, the board stated that it expects to follow this formula for declaring cash dividends through 2024, though a quarterly loss or a significant adverse event or trend could cause a dividend to be reduced or suspended.

Dividends are declared and paid in accordance with a schedule adopted by the board of directors that enables our board of directors to declare each quarterly dividend after net income is known, rather than basing the dividend on estimated net income. For example, in 2023, quarterly dividends were declared in February, April, July, and October based on the immediately preceding quarter's net income and were paid on the second business day of the month that followed the month of declaration. We expect to continue this approach in 2024.

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

We maintain a policy providing that if our minimum retained earnings target exceeds the level of our retained earnings, the quarterly dividend payout cannot exceed 40 percent of our net income for the quarter. Our minimum retained earnings target was $700.0 million as of December 31, 2023, compared with $1.8 billion in retained earnings at December 31, 2023.

We may not pay dividends in the form of capital stock or issue new excess stock to members if our excess stock exceeds 1.0 percent of our total assets or if the issuance of excess stock would cause our excess stock to exceed 1.0 percent of our total assets. At December 31, 2023, we had excess stock outstanding totaling $46.5 million or 0.1 percent of our total assets.

We maintain a policy establishing a minimum capital level in excess of regulatory requirements to provide further protection for our capital base. This adopted minimum capital level provides that we will maintain a minimum capital level equal to 4.0 percent of total assets plus an amount we measure as our risk exposure with 99 percent confidence using our economic capital model, an amount equal to $3.3 billion at December 31, 2023. Our permanent capital level was $3.8 billion at December 31, 2023, so we were in excess of this requirement by $513.5 million on that date. If necessary to satisfy this adopted minimum capital level, however, we will take steps to control asset growth and/or maintain capital levels, the latter of which may limit future dividends.

Our capital plan and the Joint Capital Agreement require us to allocate 20 percent of our net income to a separate restricted retained earnings account until the total amount in the restricted retained earnings account is at least equal to 1.0 percent of the daily average carrying value of our outstanding total COs (excluding fair-value adjustments) for the calendar quarter. As of December 31, 2023, $451.2 million of our retained earnings are amounts in the restricted retained earnings account compared with our total contribution requirement of $606.4 million at that date. Amounts in the restricted retained earnings account cannot be used to pay dividends. Any amount of restricted retained earnings that exceeds 150 percent of the contribution requirement may be reclassified to unrestricted retained earnings. No reclassification from restricted retained earnings to unrestricted retained earnings occurred during 2023.

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
•political events, including legislative, regulatory, judicial, or other developments that affect the Bank, its members, counterparties, investors in the consolidated obligations of the FHLBanks, the organization and structure of the FHLBank System, our ability to access the capital markets, or our counterparties, such as any GSE legislative reforms, any changes resulting from the FHFA’s comprehensive review and analysis of the FHLBank System, changes in the FHLBank Act, changes in applicable sections of the Federal Housing Enterprises Financial Safety and Soundness Act of 1992, or changes in other statutes or regulations applicable to the FHLBanks;

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
•the impact of new accounting standards and the application of accounting rules, including the impact of regulatory guidance on our application of such standards and rules;
•changes in the fair value and economic value of, impairments of, and risks associated with the Bank’s investments in mortgage loans and MBS or other assets and the related credit-enhancement protections;
•membership conditions and changes, including changes resulting from member failures, mergers or changing financial health, changes due to member eligibility, changes in the principal place of business of members, or the addition of new members;
•external events, such as general economic and financial instabilities, political instability, wars, pandemics and other health emergencies, and natural disasters, including disasters caused by significant climate change, which, among other things, could damage our facilities or the facilities of our members, damage or destroy collateral that members have pledged to secure advances or mortgages that we hold for our portfolio, and which could cause us to experience losses or be exposed to a greater risk that pledged collateral would be inadequate in the event of a default;
•the pace of technological change and our ability to develop and support internal controls, information systems, and other operating technologies that effectively manage the risks we face, including but not limited to, failures, interruptions, or security breaches and other cybersecurity incidents; and
•our ability to attract and retain skilled employees, including our key personnel.

These forward-looking statements speak only as of the date they are made, and we do not undertake to update any forward- looking statement herein or that may be made from time to time on our behalf.

EXECUTIVE SUMMARY

Net income for the year ended December 31, 2023, was $257.3 million, compared with net income of $184.2 million for 2022, primarily the result of an increase of $92.9 million in net interest income after provision for credit losses, partially offset by a $7.8 million increase in operating expenses, and a $3.5 million increase in our discretionary housing and community investment programs in 2023, including discretionary contributions to our Affordable Housing Program, Jobs for New England, Housing our Workforce, and Lift Up Homeownership programs.

Net interest income after provision for credit losses for the year ended December 31, 2023, was $375.2 million, compared with $282.3 million for 2022. The $92.9 million increase in net interest income after provision for credit losses was driven by growth in our advances and investments portfolios, growth in capital, and an increase in short-term yields in the year ended December 31, 2023, resulting from higher market interest rates compared to 2022. These improvements to net interest income were realized despite a $59.3 million unfavorable variance in net unrealized gains and losses on fair value hedge ineffectiveness attributable to a decline in intermediate-term interest rates during the year ended December 31, 2023, compared to an increase in interest rates during 2022.

Our retained earnings grew to $1.8 billion at December 31, 2023, an increase of $100.1 million from December 31, 2022, and equals 2.7 percent of total assets at December 31, 2023. We continue to satisfy all regulatory capital requirements as of December 31, 2023.

On February 16, 2024, our board of directors declared a cash dividend that was equivalent to an annual yield of 8.40 percent on the average daily balance of capital stock outstanding during the fourth quarter of 2023. The yield is equivalent to the approximate daily average of SOFR for the fourth quarter of 2023 plus 300 basis points.

Our overall results of operations are influenced by the economy, interest rates, members’ demand for liquidity and our ability to maintain sufficient access to funding at relatively favorable costs. During the year ended December 31, 2023, short-term interest rates continued to rise as the Federal Reserve raised its target range for the federal funds rate by 100 basis points in 2023. However, intermediate-term interest rates declined during the period covered by this report. For example, the 2-year and 5-year U.S. Treasury yields decreased 18 basis points and 15 basis points, respectively, during the year ended December 31, 2023.

As of December 31, 2023, advances increased to $42.0 billion, an increase of 0.9 percent from $41.6 billion at December 31, 2022. Advances significantly increased beginning in mid-March 2023, and remained elevated through May 2023, as a result of an increase in liquidity needs our depository members experienced at that time. Advances balances were generally more stable during the second half of the year ended December 31, 2023, than they had been during the first six months of the year.

Generally, investor demand for high credit quality, fixed-income investments, including COs, continued to be strong relative to other investments. Yield spreads on CO debt relative to benchmark yields for comparable debt remained relatively stable during the period covered by this report. Our flexibility in utilizing various funding tools, in combination with a diverse investor base and our status as a government-sponsored enterprise, have helped provide reliable market access and demand for COs throughout fluctuating market environments and regulatory changes affecting dealers of and investors in COs. The Bank has continued to meet all funding needs during the year ended December 31, 2023.

Net Interest Income, Margin, and Spread

Net interest spread was 0.21 percent for the year ended December 31, 2023, a decrease of 21 basis points from the same period in 2022 and net interest margin was 0.55 percent, a decrease of two basis points from 2022. The decreases of net interest spread and net interest margin were primarily attributable to the unfavorable variance in net unrealized gains and losses on fair value hedges and to net amortization of MBS premium, in addition to the impact of higher concentrations of advances on our balance sheet, which tend to have lower spreads to funding costs. These factors decreasing net interest margin were partially offset by the impact of the significant rise in average yields on the portion of average total assets that is funded by equity capital following the sharp increase in interest rates that has occurred over 2022 and 2023.

FHLBank System at 100: Focusing on the Future Report

On November 7, 2023, the FHFA released its FHLBank System at 100: Focusing on the Future report. The report focused on four broad themes: (1) mission of the FHLBank System; (2) stable and reliable source of liquidity; (3) housing and community development; and (4) FHLBank System operational efficiency, structure, and governance. The FHFA expects its initiative to continue as a multi-year, collaborative effort with stakeholders to address the recommended actions in the report and has stated that it can implement some of the recommendations from the report through ongoing supervision, regulatory guidance, proposed rulemaking, within its existing statutory authority, while other recommendations may call for further study or legislative action. See Legislative and Regulatory Developments for more information on this report.

Housing and Community Investment Contribution Expenses

We are required to annually set aside a portion of our earnings for our Affordable Housing Program. These funds assist members serving very low-, low-, and moderate-income households and support community economic development. The Bank's net income for the year ended December 31, 2023, resulted in an accrual of $28.6 million to the AHP pool of funds that will be available to members in 2024. Additionally, the Bank's board of directors affirmed its commitment to affordable housing by making a voluntary AHP contribution of $2.0 million for the year ended December 31, 2023, which was included in the 2023 AHP awards. The combined amounts of our required AHP assessments and voluntary contributions to AHP totaled $30.6 million for 2023, $26.0 million for 2022, and $12.5 million for 2021. Since inception of the AHP in 1990, the Bank has provided over $406.6 million in subsidies and grants towards the creation of affordable housing.

In addition to the required AHP assessments and the voluntary AHP contributions, the Bank disbursed $12.9 million in 2023, $6.0 million in 2022, and $4.4 million in 2021 through our other voluntary programs, including Jobs for New England, Housing our Workforce, Lift Up Homeownership, and in 2021, Helping to House New England:

•JNE provides advances and grants to support small businesses in New England that create and/or retain jobs, or otherwise contribute to overall economic development activities. The combined subsidy on the $32.2 million zero-rate JNE advances disbursed during the year ended December 31, 2023, amounted to $5.3 million.
•The HOW program enables members to provide down payment assistance for households with incomes above 80 percent up to 120 percent of the area median income. For 2023, the Bank contributed $5.1 million for the HOW program.
•In 2023, the Bank launched the LUH pilot program that offers down-payment and closing-cost assistance to people of color with household income of up to 120 percent of area median income buying their first home. For 2023, the Bank contributed $2.5 million for the LUH program.

Legislative and Regulatory Developments

Legislation has been proposed or enacted, and the FHFA and others with authority over the economy, our industry, and our business activities have taken action during 2023 as described in Legislative and Regulatory Developments. Such developments affect the way we conduct business and could impact how we satisfy our mission as well as the value of our membership.

ECONOMIC CONDITIONS

Economic Environment

Real gross domestic product (GDP) increased at an annual rate of 3.2 percent in the fourth quarter of 2023 and at 2.5 percent for the full year. The expansion in the fourth quarter was driven mainly by consumer spending and exports. The increase in personal consumption expenditures reflected an increase in spending on both goods and services.

Employment continued to improve with job gains of 229,000 and 275,000 in January and February 2024, respectively. In February 2024, the unemployment rate was 3.9 percent. The unemployment rate for the New England region in January 2024 was 3.4 percent, ranging from 2.3 percent in Vermont to 4.4 percent in Connecticut.

In February 2024, the Consumer Price Index (CPI) increased 0.4 percent from the preceding month, representing a year-over-year increase of 3.2 percent. CPI inflation was driven mainly by the cost of shelter and gasoline. The FHFA reported that housing prices rose 6.5 percent across the U.S. from the fourth quarter of 2022 to the fourth quarter of 2023. Over the same period, housing prices in New England rose 10.3 percent.

Interest-Rate Environment

On January 31, 2024, the FOMC maintained the target range for the federal funds rate at 525 and 550 basis points and stated that in considering any adjustments to the target range for the federal funds rate, the FOMC will carefully assess incoming data, the evolving outlook, and the balance of risks. The FOMC stated it does not expect it will be appropriate to reduce the target range until it has gained greater confidence that inflation is moving sustainably toward 2 percent. The FOMC also stated that it would continue reducing its holdings of U.S. Treasury securities, agency debt, and agency mortgage-backed securities by reinvesting principal payments from its securities holdings only if they exceed monthly caps.

As the Federal Reserve continued with a tightening policy stance, short-term rates rose commensurate with the magnitude of the increase in the federal funds rate. At the end of the 2023, 2-, 5- and 10-year Treasury rates were lower than overnight and 3-month rates. Short-term yields rose significantly more than long-term yields during the period.

Table 4 - Key Interest Rates(1)

	2023		2022		2021
	Ending	Average	Ending	Average	Ending	Average
SOFR	5.38%	5.01%	4.30%	1.64%	0.05%	0.04%
Federal funds effective rate	5.33%	5.03%	4.33%	1.68%	0.07%	0.08%
3-month U.S. Treasury yield	5.33%	5.17%	4.34%	2.01%	0.03%	0.03%
2-year U.S. Treasury yield	4.25%	4.60%	4.43%	2.99%	0.73%	0.26%
5-year U.S. Treasury yield	3.85%	4.06%	4.00%	3.00%	1.26%	0.86%
10-year U.S. Treasury yield	3.88%	3.96%	3.87%	2.95%	1.51%	1.44%
________________
(1)    Source: Bloomberg

SELECTED FINANCIAL DATA

We derived the selected results of operations for the years ended December 31, 2023, 2022, and 2021, and the selected statement of condition data as of December 31, 2023 and 2022, from financial statements included elsewhere herein. We derived the selected results of operations for the years ended December 31, 2020 and 2019, and the selected statement of condition data as of December 31, 2021, 2020, and 2019, from financial statements not included herein. This selected financial data should be read in conjunction with the financial statements and the related notes appearing in this report.

Table 5 - Selected Financial Data
(dollars in thousands)

	December 31,
	2023	2022	2021	2020	2019
Statement of Condition
Total assets	$67,142,274	$62,897,549	$32,545,292	$38,461,035	$55,662,811
Investments(1)	21,167,632	17,918,781	16,372,499	13,341,538	16,144,244
Advances	41,958,583	41,599,581	12,340,020	18,817,002	34,595,363
Mortgage loans held for portfolio, net(2)	3,059,331	2,758,429	3,120,159	3,930,252	4,501,251
Deposits and other borrowings	922,879	655,487	884,032	1,088,987	674,309
Consolidated obligations:
Bonds	40,248,743	31,565,543	26,613,032	21,471,590	23,888,493
Discount notes	22,000,546	26,975,260	2,275,320	12,878,310	27,681,169
Total consolidated obligations	62,249,289	58,540,803	28,888,352	34,349,900	51,569,662
Mandatorily redeemable capital stock	6,083	10,290	13,562	6,282	5,806
Class B capital stock outstanding-putable(3)	2,042,453	2,031,178	953,638	1,267,172	1,869,130
Unrestricted retained earnings	1,339,546	1,290,873	1,179,986	1,130,222	1,114,337
Restricted retained earnings	451,154	399,695	368,420	368,420	348,817
Total retained earnings	1,790,700	1,690,568	1,548,406	1,498,642	1,463,154
Accumulated other comprehensive (loss) income	(294,539)	(306,425)	28,967	16,139	(186,972)
Total capital	3,538,614	3,415,321	2,531,011	2,781,953	3,145,312
Results of Operations
Net interest income after provision for credit losses	$375,232	$282,291	$212,163	$194,566	$268,941
Litigation settlements	693	—	505	26,096	29,361
Other income (loss), net	14,111	13,644	(47,387)	14,831	11,623
Other expense	104,096	91,203	88,081	101,857	97,884
AHP assessments	28,648	20,521	7,739	13,386	21,302
Net income	$257,292	$184,211	$69,461	$120,250	$190,739
Other Information
Dividends declared	$157,160	$42,049	$19,697	$80,958	$122,772
Dividend payout ratio	61.08%	22.83%	28.36%	67.32%	64.37%
Weighted-average dividend rate(4)	7.67	3.53	1.66	4.64	6.05
Return on average equity(5)	7.33	6.47	2.62	4.00	6.29
Return on average assets	0.37	0.37	0.19	0.24	0.35
Net interest margin(6)	0.55	0.57	0.60	0.39	0.49
Average equity to average assets	5.03	5.68	7.43	6.03	5.51
Total regulatory capital ratio(7)	5.72	5.93	7.73	7.21	6.00
_______________________
(1)Investments include available-for-sale securities, held-to-maturity securities, trading securities, interest-bearing deposits, securities purchased under agreements to resell and federal funds sold.
(2)The allowance for credit losses for mortgage loans amounted to $2.0 million, $1.9 million, $1.7 million, $3.1 million, and $500 thousand, as of December 31, 2023, 2022, 2021, 2020, and 2019, respectively.
(3)Capital stock is putable at the option of a member upon five years' written notice, subject to applicable restrictions. For additional information see Liquidity and Capital Resources — Internal Capital Practices and Policies.
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

RESULTS OF OPERATIONS

Comparison of the year ended December 31, 2023, versus the year ended December 31, 2022

Net income increased to $257.3 million for the year ended December 31, 2023, from $184.2 million for the year ended December 31, 2022. The primary reasons for the increase are discussed under Executive Summary.

Net Interest Income

Net interest income after provision for credit losses for the year ending December 31, 2023, was $375.2 million, compared with $282.3 million for 2022. The $92.9 million increase in net interest income after provision for credit losses was driven by an increase in yields, a $16.6 billion increase in the average balance of advances, a $1.6 billion increase in the average balance of money market investments, a $1.1 billion increase in the average balance of investments securities, and a $665.1 million increase in the average balance of total capital. These improvements to net interest income were realized despite a $59.3 million unfavorable variance in net unrealized gains and losses on fair value hedge ineffectiveness attributable to a decline in intermediate-term interest rates during the year ended December 31, 2023, compared to an increase in interest rates during 2022, and a $28.2 million increase in net amortization of MBS premium. Net interest spread was 0.21 percent for the year ending December 31, 2023, a decrease of 21 basis points from the same period in 2022, and net interest margin was 0.55 percent, a decrease of two basis points from the same period in 2022.

Table 6 presents major categories of average balances, related interest income/expense, and average yields/rates for interest-earning assets and interest-bearing liabilities. Our primary source of earnings is net interest income, which is the interest earned on advances, mortgage loans, and investments less interest paid on COs, deposits, and other sources of funds.

Table 6 - Net Interest Spread and Margin
(dollars in thousands)

	For the Years Ended December 31,
	2023			2022			2021
	Average Balance	Interest Income / Expense	Average Yield/Rate	Average Balance	Interest Income / Expense	Average Yield/Rate	Average Balance	Interest Income / Expense	Average Yield/Rate
Assets
Advances	$42,159,728	$2,113,732	5.01%	$25,529,926	$635,147	2.49%	$15,342,714	$204,022	1.33%
Interest-bearing deposits	2,847,402	145,358	5.10	1,401,024	34,869	2.49	351,973	147	0.04
Securities purchased under agreements to resell	1,980,425	99,404	5.02	1,722,816	25,065	1.45	608,376	452	0.07
Federal funds sold	3,941,871	200,021	5.07	4,027,978	88,071	2.19	2,783,852	2,210	0.08
Investment securities (1)	14,708,175	798,290	5.43	13,656,397	358,187	2.62	12,314,146	125,656	1.02
Mortgage loans (1)(2)	2,846,178	93,198	3.27	2,910,762	85,431	2.94	3,497,996	93,048	2.66
Other earning assets	14,109	716	5.07	5,205	194	3.73	—	—	—
Total interest-earning assets	68,497,888	3,450,719	5.04	49,254,108	1,226,964	2.49	34,899,057	425,535	1.22
Other non-interest-earning assets	1,635,888			1,086,175			357,359
Fair-value adjustments on investment securities	(358,081)			(174,954)			423,350
Total assets	$69,775,695	$3,450,719	4.95%	$50,165,329	$1,226,964	2.45%	$35,679,766	$425,535	1.19%
Liabilities and capital
Consolidated obligations
Discount notes	$24,054,759	$1,200,138	4.99%	$14,369,248	$344,370	2.40%	$8,522,868	$4,476	0.05%
Bonds	38,788,537	1,837,365	4.74	30,491,534	591,546	1.94	23,347,122	210,052	0.90
Other interest-bearing liabilities	863,542	37,907	4.39	799,824	8,586	1.07	974,719	306	0.03
Total interest-bearing liabilities	63,706,838	3,075,410	4.83	45,660,606	944,502	2.07	32,844,709	214,834	0.65
Other non-interest-bearing liabilities	2,556,752			1,657,737			182,421
Total capital	3,512,105			2,846,986			2,652,636
Total liabilities and capital	$69,775,695	$3,075,410	4.41%	$50,165,329	$944,502	1.88%	$35,679,766	$214,834	0.60%
Net interest income		$375,309			$282,462			$210,701
Net interest spread			0.21%			0.42%			0.57%
Net interest margin			0.55%			0.57%			0.60%
_________________________
(1)    Average balances are reflected at amortized cost.
(2)    Nonaccrual loans are included in the average balances used to determine average yield.

Rate and Volume Analysis

Changes in both average balances (volume) and interest rates influence changes in net interest income and net interest margin. Table 7 summarizes changes in interest income and interest expense for the years ended December 31, 2023 and 2022. Changes in interest income and interest expense that are not identifiable as either volume-related or rate-related, but are equally attributable to both volume and rate changes, have been allocated to the volume and rate categories based upon the proportion of the absolute value of the volume and rate changes.

Table 7 - Rate and Volume Analysis
(dollars in thousands)

	For the Year Ended December 31, 2023 vs. 2022			For the Year Ended December 31, 2022 vs. 2021
	Increase (Decrease) due to			Increase (Decrease) due to
	Volume	Rate	Total	Volume	Rate	Total
Interest income
Advances	$577,890	$900,695	$1,478,585	$186,501	$244,624	$431,125
Interest-bearing deposits	54,747	55,742	110,489	1,681	33,041	34,722
Securities purchased under agreements to resell	4,276	70,063	74,339	2,209	22,404	24,613
Federal funds sold	(1,922)	113,872	111,950	1,422	84,439	85,861
Investment securities	29,568	410,535	440,103	15,093	217,438	232,531
Mortgage loans	(1,931)	9,698	7,767	(16,620)	9,003	(7,617)
Other earning assets	431	91	522	—	194	194
Total interest income	663,059	1,560,696	2,223,755	190,286	611,143	801,429
Interest expense
Consolidated obligations
Discount notes	328,518	527,250	855,768	5,145	334,749	339,894
Bonds	197,810	1,048,009	1,245,819	79,831	301,663	381,494
Other interest-bearing liabilities	737	28,584	29,321	(65)	8,345	8,280
Total interest expense	527,065	1,603,843	2,130,908	84,911	644,757	729,668
Change in net interest income	$135,994	$(43,147)	$92,847	$105,375	$(33,614)	$71,761

Average Balance of Advances Outstanding

The average balance of total advances increased $16.6 billion, or 65.1 percent, for the year ended December 31, 2023, compared with the same period in 2022. This increase in the average balance of advances was concentrated in short-term fixed rate advances, long-term fixed rate advances, and variable-rate advances. While average advances remained elevated for the year ended December 31, 2023, total advances at December 31, 2023, returned to levels seen prior to the March 2023 liquidity crisis and are now $359.0 million above the balance as of December 31, 2022. We cannot predict future member demand for advances.

Average Balance of Investments

Average short-term money-market investments, consisting of interest-bearing deposits, securities purchased under agreements to resell, federal funds sold, and loans to other FHLBanks, increased $1.6 billion, or 22.7 percent, for the year ended December 31, 2023, compared with the same period in 2022, as liquidity needs were greater in 2023 compared to 2022 due to increased advances borrowing activity. The yield earned on short-term money-market investments is highly correlated to short-term market interest rates. As a result of the FOMC’s increase in the target range for the federal funds rate, average yields on overnight federal funds sold increased from 2.19 percent during the year ended December 31, 2022 to 5.07 percent during the year ended December 31, 2023, while average yields on securities purchased under agreements to resell increased from 1.45 percent for the year ended December 31, 2022 to 5.02 percent for the year ended December 31, 2023. These investments are used for liquidity management.

Average investment-securities balances increased $1.1 billion, or 7.7 percent for the year ended December 31, 2023, compared with the same period in 2022.

Average Balance of COs

Average CO balances increased $18.0 billion, or 40.1 percent, for the year ended December 31, 2023, compared with the same period in 2022, resulting from our increased funding needs principally due to the increase in our average advances balances. This increase consisted of $9.7 billion in CO discount notes and $8.3 billion in CO bonds.

The average balance of CO discount notes represented approximately 38.3 percent of total average COs for the year ended December 31, 2023, compared with 32.0 percent of total average COs for the year ended December 31, 2022. The average balance of CO bonds represented 61.7 percent and 68.0 percent of total average COs outstanding during the years ended December 31, 2023 and 2022, respectively.

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

Table 8 provides a summary of the impact of derivatives and hedging activities on our earnings.

Table 8 - Effect of Derivative and Hedging Activities
(dollars in thousands)

	For the Year Ended December 31, 2023
Net Effect of Derivatives and Hedging Activities	Advances	Investments	Mortgage Loans	CO Bonds	Total
Net interest income
Amortization / accretion of hedging activities (1)	$(1,701)	$—	$(237)	$(6,522)	$(8,460)
(Losses) gains on designated fair-value hedges	(3,459)	(11,877)	—	1,370	(13,966)
Net interest settlements on derivatives(2)	181,022	465,478	—	(639,270)	7,230
Price alignment interest (3)	(8,267)	(51,573)	—	1,505	(58,335)
Total net interest income	167,595	402,028	(237)	(642,917)	(73,531)

Net gains (losses) on derivatives and hedging activities
Gains on derivatives not receiving hedge accounting	2	—	—	—	2
Mortgage delivery commitments	—	—	(710)	—	(710)
Net gains (losses) on derivatives and hedging activities	2	—	(710)	—	(708)

Total net effect of derivatives and hedging activities	$167,597	$402,028	$(947)	$(642,917)	$(74,239)

	For the Year Ended December 31, 2022
Net Effect of Derivatives and Hedging Activities	Advances	Investments	Mortgage Loans	CO Bonds	Total
Net interest income
Amortization / accretion of hedging activities in net interest income (1)	$(990)	$—	$(431)	$(3,494)	$(4,915)
Gains on designated fair-value hedges	3,217	41,134	—	985	45,336
Net interest settlements included in net interest income (2)	7,704	33,981	—	(114,582)	(72,897)
Price alignment interest (3)	(2,285)	(12,540)	—	391	(14,434)
Total net interest income	7,646	62,575	(431)	(116,700)	(46,910)

Net (losses) gains on derivatives and hedging activities
Losses on derivatives not receiving hedge accounting	(8)	(2)	—	(520)	(530)
CO bond firm commitments	—	—	—	520	520
Mortgage delivery commitments	—	—	(668)	—	(668)
Net losses on derivatives and hedging activities	(8)	(2)	(668)	—	(678)

Total net effect of derivatives and hedging activities	$7,638	$62,573	$(1,099)	$(116,700)	$(47,588)

	For the Year Ended December 31, 2021
Net Effect of Derivatives and Hedging Activities	Advances	Investments	Mortgage Loans	CO Bonds	Other	Total
Net interest income
Amortization / accretion of hedging activities in net interest income (1)	$(2,064)	$—	$(1,317)	$(3,145)	$—	$(6,526)
Gains on designated fair-value hedges	969	7,575	—	100	—	8,644
Net interest settlements included in net interest income (2)	(60,285)	(120,524)	—	67,028	—	(113,781)
Price alignment interest (3)	20	66	—	(4)	—	82
Total net interest income	(61,360)	(112,883)	(1,317)	63,979	—	(111,581)

Net (losses) gains on derivatives and hedging activities
(Losses) gains on derivatives not receiving hedge accounting	(416)	120	—	(1,738)	(149)	(2,183)
CO bond firm commitments	—	—	—	1,734	—	1,734
Mortgage delivery commitments	—	—	(118)	—	—	(118)
Price alignment interest (3)	—	—	—	—	8	8
Net (losses) gains on derivatives and hedging activities	(416)	120	(118)	(4)	(141)	(559)

Net losses on trading securities (4)	—	(46,923)	—	—	—	(46,923)
Total net effect of derivatives and hedging activities	$(61,776)	$(159,686)	$(1,435)	$63,975	$(141)	$(159,063)
________________________
(1)    Represents the amortization/accretion of hedging fair-value adjustments and cash-flow hedge amortization reclassified from accumulated other comprehensive income.
(2)    Represents interest income/expense on derivatives included in net interest income.
(3)    Relates to derivatives for which variation margin payments are characterized as daily settled contracts.
(4)    Includes only trading securities that are economically hedged with an associated derivative.

Comparison of the year ended December 31, 2022, versus the year ended December 31, 2021

For discussion and analysis of our results of operations for 2022 compared to 2021, see Results of Operations in the Management's Discussion and Analysis of Financial Condition and Results of Operations of our 2022 Annual Report on Form 10-K.

FINANCIAL CONDITION

Advances

At December 31, 2023, the advances portfolio totaled $42.0 billion, an increase of $359.0 million from $41.6 billion at December 31, 2022.

Table 9 - Advances Outstanding by Product Type
(dollars in thousands)

	December 31, 2023		December 31, 2022
	Par Value	Percent of Total	Par Value	Percent of Total
Fixed-rate advances
Short-term	$11,725,587	27.9%	$18,789,061	44.9%
Long-term	11,550,277	27.5	7,045,651	16.8
Putable	5,896,570	14.0	1,428,100	3.4
Overnight	3,599,404	8.6	3,959,973	9.5
Callable	2,500,000	5.9	—	—
Amortizing	1,058,714	2.5	754,126	1.8
	36,330,552	86.4	31,976,911	76.4

Variable-rate advances
Simple variable (1)	5,650,195	13.4	9,729,865	23.3
Putable	80,000	0.2	122,000	0.3
All other variable-rate indexed advances	5,909	—	2,000	—
	5,736,104	13.6	9,853,865	23.6
Total par value	$42,066,656	100.0%	$41,830,776	100.0%
________________________
(1)    Includes floating-rate advances that may be contractually prepaid by the borrower on a floating-rate reset date without incurring prepayment or termination fees.

See Item 8 — Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 6 — Advances for disclosures relating to redemption terms of advances.

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

Our depository members generally experienced modest deterioration in key financial metrics over the 12 months ending December 31, 2023, principally as a result of interest rate increases throughout the year and the negative impact on net interest margins. The general economic outlook was tenuous over the past year due to the increase in interest rates and their potential impact on unemployment; though rates moderated in the fourth quarter. To date, however, the increase in interest rates has not caused a material change in unemployment and prospects of a recession seem less likely than earlier in the year. Aggregate nonperforming assets reported publicly by depository institution members in their regulatory filings increased modestly during the twelve months ending December 31, 2023, and as a percentage of assets were 0.43 percent at December 31, 2023, compared to 0.35 percent at December 31, 2022. The financial condition of our insurance company members was in aggregate stable over the 12 months ending December 31, 2023.

We experienced no member failures during 2023. All of the Bank’s members had positive tangible capital as of December 31, 2023, though higher interest rates present increased potential for more of our members (those that can experience material unrealized losses on available-for-sale securities) to have negative tangible capital. All our extensions of credit to members are fully secured by eligible collateral as noted herein. However, we could incur losses if a member were to default, the value of the collateral pledged by the member declined to a point such that we were unable to realize sufficient value from the pledged collateral to cover the member’s obligations, and we were unable to obtain additional collateral to make up for the reduction in value of such collateral.

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

To mitigate the credit risk, market risk, liquidity risk, model risk, and operational risk associated with collateral, we discount the book value or market value of pledged collateral to establish the lending value. Collateral that we have determined to contain a low level of risk, such as U.S. government obligations, is discounted at a lower rate than collateral that carries a higher level of risk, such as commercial real estate mortgage loans. We periodically analyze the discounts applied to all eligible collateral types to verify that current discounts are sufficient to secure us against losses in the event of a borrower default.

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

Our agreements with borrowers allow us, at our sole discretion, to refuse to make extensions of credit against any collateral, restrict the maturity on the extension of credit, require substitution of collateral, or adjust the discounts applied to collateral at any time based on our assessment of the borrower's financial condition, the quality of collateral pledged, or the overall volatility of the value of the collateral. We also may require members to pledge additional collateral regardless of whether the collateral would be eligible to originate a new extension of credit. Our agreements with borrowers also afford us the right, at our sole discretion, to declare any borrower to be in default if we deem ourselves to be insecure.

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

However, we protect our security interests in the collateral pledged by our borrowers, including insurance company members, by filing UCC financing statements, by taking possession or control of such collateral, or by taking other appropriate steps. We have not experienced any rehabilitation, conservatorship, receivership, liquidation or other insolvency event for an insurance company member and therefore have continuing uncertainty on the potential inapplicability of Section 10(e). Additionally, we note that in certain states where our insurance company members are domiciled, the relevant state insolvency authority could take actions that impede our ability to sell collateral that any such insolvent insurance company member has pledged to us. To protect ourselves from the potential inapplicability of Section 10(e), we require the delivery of collateral from non-depository members, which currently encompass insurance companies and CDFIs, as well as nonmember housing associates.

Table 10 - Advances Outstanding by Borrower Credit Status Category
(dollars in thousands)

	As of December 31, 2023
	Number of Borrowers	Par Value of Advances Outstanding	Discounted Collateral	Ratio of Discounted Collateral to Advances
Category-1	229	$35,920,638	$130,385,492	363.0%
Category-2	21	1,241,449	1,887,529	152.0
Category-3	15	495,701	626,405	126.4
Insurance companies	24	4,408,868	6,096,632	138.3
Total	289	$42,066,656	$138,996,058	330.4%

	As of December 31, 2022
	Number of Borrowers	Par Value of Advances Outstanding	Discounted Collateral	Ratio of Discounted Collateral to Advances
Category-1	228	$36,834,511	$115,524,193	313.6%
Category-2	19	496,153	1,120,873	225.9
Category-3	16	219,837	400,765	182.3
Insurance companies	25	4,280,275	5,616,817	131.2
Total	288	$41,830,776	$122,662,648	293.2%

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

We have not recorded any allowance for credit losses on advances at December 31, 2023, and 2022, for the reasons discussed in Item 8 — Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 6 — Advances.

Table 11 - Top Five Advance-Borrowing Institutions
(dollars in thousands)

	December 31, 2023
Name	Par Value of Advances	Percent of Total Par Value of Advances	Weighted-Average Rate (1)
Citizens Bank, N.A.	$4,286,128	10.2%	5.57%
State Street Bank and Trust Company	2,500,000	6.0	5.27
Webster Bank, N.A.	2,360,018	5.6	5.52
Massachusetts Mutual Life Insurance Company	2,100,000	5.0	1.78
Hingham Institution for Savings	1,692,675	4.0	4.75
Total of top five advance-borrowing institutions	$12,938,821	30.8%

	December 31, 2022
Name	Par Value of Advances	Percent of Total Par Value of Advances	Weighted-Average Rate (1)
Citizens Bank, N.A.	$8,519,007	20.4%	4.28%
Webster Bank, N.A.	5,460,552	13.1	4.39
Massachusetts Mutual Life Insurance Company	2,100,000	5.0	1.78
State Street Bank and Trust Company	2,000,000	4.8	4.18
Hingham Institution for Savings	1,276,000	3.0	4.23
Total of top five advance-borrowing institutions	$19,355,559	46.3%
_______________________
(1)    Weighted-average rates are based on the contract rate of each advance without taking into consideration the effects of interest-rate-exchange agreements that we may use as hedging instruments.

Investments

At December 31, 2023, investment securities and short-term money-market instruments totaled $21.2 billion, an increase of $3.2 billion from $17.9 billion at December 31, 2022.

Short-term money-market investments increased $1.6 billion to $5.7 billion at December 31, 2023, compared with December 31, 2022. The increase was attributable to increases of $1.6 billion in securities purchased under agreements to resell and $158.3 million in interest bearing deposits offset by a decrease of $206.0 million in federal funds sold.

Investment securities increased $1.7 billion to $15.4 billion at December 31, 2023, compared with $13.7 billion at December 31, 2022.

Held-to-Maturity Securities

Certain investments for which we have both the ability and intent to hold to maturity are classified as held-to-maturity.

Table 12 - Held-to-Maturity Securities
(dollars in thousands)

	December 31,
	2023					2022	2021
	Due in one year or less	Due after one year through five years	Due after five years through ten years	Due after ten years	Total Carrying Value	Total Carrying Value	Total Carrying Value
MBS (1)
U.S. government guaranteed - single-family	$—	$—	$—	$3,123	$3,123	$3,614	$4,320
GSEs - single-family	2	1,858	4,708	69,214	75,782	95,454	141,172
Total MBS	$2	$1,858	$4,708	$72,337	$78,905	$99,068	$145,492
Yield on held-to-maturity securities (2)	6.12%	2.79%	5.93%	5.28%
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

Table 13 - Available-for-Sale Securities
(dollars in thousands)

	December 31,
	2023					2022	2021
	Due in one year or less	Due after one year through five years	Due after five years through ten years	Due after ten years	Total Carrying Value	Total Carrying Value	Total Carrying Value
Non-MBS
U.S. Treasury obligations	$—	$5,664,452	$—	$—	$5,664,452	$5,723,562	$5,084,546
HFA securities	13,210	8,595	—	—	21,805	32,774	62,265
Supranational institutions	—	346,375	—	—	346,375	350,352	403,765
U.S. government corporations	—	—	—	235,191	235,191	227,200	306,864
GSEs	—	39,149	—	60,272	99,421	97,666	126,472
Total non-MBS	13,210	6,058,571	—	295,463	6,367,244	6,431,554	5,983,912
MBS (1)
U.S. government guaranteed - single-family	—	—	—	14,433	14,433	16,148	21,535
U.S. government guaranteed - multifamily	—	—	—	477,676	477,676	476,730	541,405
GSEs - single-family	—	31,934	12,898	859,624	904,456	765,526	1,103,714
GSEs - multifamily	—	932,422	6,037,226	610,288	7,579,936	5,936,958	5,245,421
Total MBS	—	964,356	6,050,124	1,962,021	8,976,501	7,195,362	6,912,075
Total available-for-sale securities	$13,210	$7,022,927	$6,050,124	$2,257,484	$15,343,745	$13,626,916	$12,895,987
Yield on available-for-sale securities (2)	—%	1.87%	3.26%	1.93%
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

We place short-term funds with large, high-quality financial institutions that must be rated in at least the third-highest internal rating category on a rating scale of FHFA1 through FHFA7, reflecting progressively lower credit quality. The internal rating categories of FHFA1 through FHFA4 are considered to be investment quality. As of December 31, 2023, all of these placements either expired within one day or were payable upon demand. See Part 1 — Item 1 — Business — Business Lines — Investments for additional information.

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

Table 14 - Credit Ratings of Investments at Carrying Value
(dollars in thousands)

	As of December 31, 2023
	Long-Term Credit Rating
Investment Category	Triple-A	Double-A	Single-A	Unrated
Money-market instruments: (1)
Interest-bearing deposits	$—	$150	$1,643,437	$—
Securities purchased under agreements to resell	—	600,000	1,000,000	—
Federal funds sold	—	150,000	2,350,000	—
Total money-market instruments	—	750,150	4,993,437	—

Investment securities:(2)

Non-MBS:
U.S. Treasury obligations	—	5,664,452	—	—
Corporate bonds	—	—	—	1,395
U.S. government-owned corporations	—	235,191	—	—
GSE	—	99,421	—	—
Supranational institutions	346,375	—	—	—
HFA securities	17,768	4,037	—	—
Total non-MBS	364,143	6,003,101	—	1,395

MBS:
U.S. government guaranteed - single-family	—	17,556	—	—
U.S. government guaranteed - multifamily	—	477,676	—	—
GSE – single-family	—	980,238	—	—
GSE – multifamily	—	7,579,936	—	—
Total MBS	—	9,055,406	—	—

Total investment securities	364,143	15,058,507	—	1,395

Total investments	$364,143	$15,808,657	$4,993,437	$1,395
_______________________
(1)    The counterparty NRSRO rating is used for money-market instruments. Counterparty ratings are obtained from Moody's, Fitch, Inc. (Fitch), and S&P and are each as of December 31, 2023. If there is a split rating, the lowest rating is used. In certain instances where a counterparty is unrated, the Bank may assign a deemed rating to the counterparty and that deemed rating is used.
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

Table 15 - Unsecured Credit Related to Money-Market Instruments and Debentures by Carrying Value
(dollars in thousands)

	Carrying Value
	December 31, 2023	December 31, 2022
Federal funds sold	$2,500,000	$2,706,000
Interest bearing deposits	1,643,587	1,485,290
Supranational institutions	346,375	350,352
U.S. government-owned corporations	235,191	227,200
GSEs	99,421	97,666
Corporate bonds	1,395	1,507

Table 16 - Issuers / Counterparties Representing Greater Than 10 Percent of Total Unsecured Credit Related to Money-Market Instruments and to Debentures

Issuer / counterparty	As of December 31, 2023
Toronto Dominion	10.3%
Royal Bank of Canada	10.3
JPMorgan Chase Bank N.A.	10.3

Mortgage Loans

We invest in mortgages through the MPF program. The MPF program is further described under — Mortgage Loans Credit Risk and in Part I — Item 1 — Business — Business Lines — Mortgage Loan Finance.

As of December 31, 2023, our mortgage loan investment portfolio totaled $3.1 billion, an increase of $300.9 million from December 31, 2022. This increase is the result of an increase in mortgage loan purchase volumes during the year ended December 31, 2023, compared to the same period of the prior year. We expect continued competition from Fannie Mae and Freddie Mac, as well as from private mortgage loan acquirers, for loan investment opportunities.

Table 17 - Par Value of Mortgage Loans Held for Portfolio
(dollars in thousands)

	December 31,
	2023	2022	2021	2020	2019
Conventional mortgage loans
MPF Original	$633,857	$714,461	$860,818	$1,235,220	$1,665,708
MPF 125	50,157	58,048	70,544	105,916	146,831
MPF Plus	32,493	40,232	53,486	74,739	98,649
MPF 35	2,160,602	1,744,489	1,895,506	2,208,682	2,229,067
Total conventional mortgage loans	2,877,109	2,557,230	2,880,354	3,624,557	4,140,255
Government mortgage loans	146,314	163,121	191,721	246,150	292,203
Total	$3,023,423	$2,720,351	$3,072,075	$3,870,707	$4,432,458

Mortgage Loans Credit Risk

We are subject to credit risk from the mortgage loans in which we invest due to our exposure to the credit risk of the underlying borrowers and the credit risk of the participating financial institutions when the participating financial institutions retain credit-enhancement and/or servicing obligations.

Table 18 - Mortgage Loans by Contractual Repayment Term
(dollars in thousands)

Redemption Term	December 31, 2023	December 31, 2022
Due in 1 year or less	$105,181	$103,445
Due after 1 year through 5 years	442,553	435,298
Due after 5 years through 15 years	1,167,537	1,108,302
Thereafter	1,308,152	1,073,306
Total par value	3,023,423	2,720,351
Other adjustments, net (1)	37,908	39,978
Total mortgage loans held for portfolio	3,061,331	2,760,329
Allowance of credit losses on mortgage loans	(2,000)	(1,900)
Mortgage loans held for portfolio, net	$3,059,331	$2,758,429
_______________________
(1)Consists of premiums, discounts, and deferred derivative gains, net.

Although our mortgage loan portfolio includes loans throughout the U.S., concentrations of 5 percent or greater of the par value of our conventional mortgage loan portfolio are shown in Table 19.

Table 19 - State Concentrations by Par Value

	Percentage of Total Par Value of Conventional Mortgage Loans
	December 31, 2023	December 31, 2022
Massachusetts	62%	63%
Maine	13	10
Connecticut	7	9
Vermont	5	6
All others	13	12
Total	100%	100%

We place conventional mortgage loans on nonaccrual status when the collection of interest or principal is doubtful or contractual principal or interest is 90 days or more past due. Accrued interest on nonaccrual loans is excluded from interest income. We monitor the delinquency levels of the mortgage loan portfolio on a monthly basis.

Although delinquent loans in our portfolio are spread throughout the U.S., delinquent loan concentrations by state of 5 percent or greater of the par value of our total conventional mortgage loans delinquent by more than 30 days are shown in Table 20.

Table 20 - State Concentrations of Delinquent Conventional Mortgage Loans

	December 31,
Percentage of Par Value of Delinquent Conventional Mortgage Loans	2023	2022
Massachusetts	65%	55%
Connecticut	10	16
Maine	4	9
All others	21	20
Total	100%	100%

Table 21 - Characteristics of Our Investments in Mortgage Loans(1)

	December 31,
	2023	2022
Loan-to-value ratio at origination
< 60.00%	22%	22%
60.01% to 70.00%	17	17
70.01% to 80.00%	19	21
80.01% to 90.00%	31	29
Greater than 90.00%	11	11
Total	100%	100%
Weighted average loan-to-value ratio	71%	71%
FICO score at origination
< 620	—%	1%
620 to < 660	4	5
660 to < 700	11	12
700 to < 740	17	18
≥ 740	68	64
Total	100%	100%
Weighted average FICO score	756	753
_______________________
(1)Percentages are calculated based on par value at the end of each period.

Table 22 - Mortgage Loans - Risk Elements and Credit Losses
(dollars in thousands)

	December 31, 2023	December 31, 2022
Average par value of mortgage loans outstanding during the year ending	$2,807,813	$2,867,109
Mortgage loans held for portfolio, par value	3,023,423	2,720,351
Nonaccrual loans, par value	7,871	15,034
Allowance for credit losses on mortgage loans	2,000	1,900
Net recoveries	23	29

Net charge-offs to average loans outstanding during the year ending	—%	—%
Allowance for credit losses to mortgage loans held for portfolio	0.07	0.07
Nonaccrual loans to mortgage loans held for portfolio	0.26	0.55
Allowance for credit losses to nonaccrual loans	25.41	12.64

Government mortgage loans may not exceed the loan-to-value limits set by the applicable federal agency. Conventional mortgage loans with loan-to-value ratios greater than 80 percent require certain amounts of primary mortgage insurance from a mortgage insurance company rated at least triple-B (or equivalent rating).

Higher-Risk Loans. Our portfolio includes certain higher-risk subprime conventional mortgage loans. The higher-risk subprime loans represent a relatively small portion of our conventional mortgage loan portfolio (5.1 percent by par value), but a disproportionately higher portion of the conventional mortgage loan portfolio delinquencies (30.9 percent by par value).

Table 23 - Summary of Higher-Risk Conventional Mortgage Loans
(dollars in thousands)

	As of December 31, 2023
High-Risk Loan Type	Total Par Value	Percent Delinquent 30 Days	Percent Delinquent 60 Days	Percent Delinquent 90 Days or More and Nonaccruing
Subprime loans (1)	$148,009	3.56%	0.74%	1.38%
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

Mortgage Insurance Companies. We are exposed to credit risk from primary mortgage insurance (PMI) coverage on individual loans. As of December 31, 2023, we were the beneficiary of PMI coverage of $79.3 million on $302.8 million of conventional mortgage loans. These amounts relate to loans originated with PMI and for which current loan-to-value ratios exceed 78 percent (determined by recalculating the original loan-to-value ratio using the current par value divided by the appraised home value at the time of loan origination).

We have analyzed our potential loss exposure to all of the mortgage insurance companies and do not expect incremental losses based on these exposures at this time.

Deposits

We offer demand and overnight deposits and custodial mortgage accounts to our members. Deposit programs are intended to provide members with a low-risk earning asset that satisfies liquidity requirements. Deposit balances depend on members' needs to place excess liquidity and can fluctuate significantly. Due to the relatively small size of our deposit base and the unpredictable nature of member demand for deposits, we do not rely on deposits as a core component of our funding. At December 31, 2023, and December 31, 2022, deposits totaled $922.9 million and $655.5 million, respectively.

Consolidated Obligations

See Liquidity and Capital Resources for information regarding our COs.

Derivative Instruments

All derivatives are recorded on the statement of condition at fair value and classified as either derivative assets or derivative liabilities. Bilateral and cleared derivatives outstanding are classified as assets or liabilities according to the net fair value of derivatives aggregated by each counterparty. Derivative assets' net fair value, net of cash collateral and accrued interest, totaled $383.1 million and $430.7 million as of December 31, 2023, and December 31, 2022, respectively. Derivative liabilities' net fair value, net of cash collateral and accrued interest, totaled $3.0 million and $25.6 million as of December 31, 2023, and December 31, 2022, respectively.

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

All commitments to invest in mortgage loans are recorded at fair value on the statement of condition as derivatives. Upon satisfaction of the commitment, the recorded fair value is then reclassified as a basis adjustment of the purchased mortgage assets. We had commitments for which we were obligated to invest in mortgage loans with par values totaling $30.0 million and $3.5 million at December 31, 2023 and 2022, respectively.

Table 24 - Derivatives and Hedge-Accounting Treatment
(dollars in thousands)

			December 31, 2023		December 31, 2022
Hedged Item	Derivative	Designation(2)	Notional Amount	Fair Value	Notional Amount	Fair Value
Advances (1)	Swaps	Fair value	$12,534,180	$(120,326)	$4,052,810	$(11,112)
	Swaps	Economic	90,000	(793)	107,000	(400)
Total associated with advances			12,624,180	(121,119)	4,159,810	(11,512)
Available-for-sale securities	Swaps	Fair value	12,391,160	(197,733)	12,577,160	(24,233)
COs	Swaps	Fair value	26,662,140	(876,631)	21,726,190	(1,353,541)
	Forward starting swaps	Cash Flow	1,391,000	83	1,391,000	716
Total associated with COs			28,053,140	(876,548)	23,117,190	(1,352,825)
Total			53,068,480	(1,195,400)	39,854,160	(1,388,570)
CO bond firm commitments			—	—	35,000	50
Mortgage delivery commitments			29,995	290	3,454	45
Total derivatives			$53,098,475	(1,195,110)	$39,892,614	(1,388,475)
Accrued interest				262,631		42,010
Cash collateral, including related accrued interest				1,312,535		1,751,569
Net derivatives				$380,056		$405,104

Derivative asset				$383,073		$430,744
Derivative liability				(3,017)		(25,640)
Net derivatives				$380,056		$405,104
 _______________________
(1)    As of December 31, 2023 and 2022, embedded derivatives separated from certain advance contracts with notional amounts of $90.0 million and $107.0 million, respectively, and fair values of $790 thousand and $400 thousand, respectively, are not included in the table.
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

Table 25 - Hedging Strategies
(dollars in thousands)

			Notional Amount
Hedged Item / Hedging Instrument	Hedging Objective	Hedge Designation	December 31, 2023	December 31, 2022
Advances
Pay fixed, receive floating interest-rate swap (without options)	Converts the advance's fixed rate to a variable rate index	Fair value	$4,132,610	$2,589,710
		Economic	15,000	—
Pay fixed, receive floating interest-rate swap (with options)	Converts the advance's fixed rate to a variable rate index and offsets embedded options in the advance	Fair value	8,391,570	1,443,100
		Economic	5,000	5,000
Pay floating with embedded features, receive floating interest-rate swap (callable)	Reduces interest-rate sensitivity and repricing gaps by converting the advance’s variable-rate to a different variable-rate index and/or offsets embedded option risk in the advance.	Fair value	10,000	20,000
Pay floating, receive floating basis swap	Reduces interest-rate sensitivity and repricing gaps by converting the advance's variable-rate to a different variable-rate	Economic	70,000	102,000
			12,624,180	4,159,810
Investments
Pay fixed, receive floating interest-rate swap	Converts the investment's fixed rate to a variable rate index	Fair value	12,391,160	12,577,160

CO Bonds
Receive fixed, pay floating interest-rate swap (without options)	Converts the bond's fixed rate to a variable rate index	Fair value	5,730,000	4,385,000
Receive fixed, pay floating interest-rate swap (with options)	Converts the bond's fixed rate to a variable rate index and offsets option risk in the bond	Fair value	20,932,140	17,341,190
Forward-starting interest-rate swap	To lock in the cost of funding on anticipated issuance of debt	Cash flow	1,391,000	1,391,000
			28,053,140	23,117,190
Stand-Alone Derivatives
CO bond firm commitments	N/A		—	35,000
Mortgage delivery commitments	N/A		29,995	3,454
Total			$53,098,475	$39,892,614

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

Our daily average aggregate notional amount for uncleared derivatives transactions between June 2022 and August 2022 exceeded $8 billion and, as a result, we remained subject to two-way initial margin obligations as required by the Wall Street Reform and Consumer Protection Act. For uncleared derivatives transactions executed on or after September 1, 2022, a party whose initial margin requirement exceeds a specified threshold (which may not exceed $50 million) would be required to deliver collateral in the amount by which the initial margin requirement exceeds such specified threshold. Initial margin is required to be held at a third-party custodian for the benefit of the secured party, which can only assert ownership of such collateral upon the occurrence of certain events, which may include an event of default due to bankruptcy, insolvency, or similar proceeding. As of December 31, 2023, all initial margin requirements owed to our uncleared derivative counterparties by us or owed to us by our uncleared derivative counterparties were less than specified delivery thresholds.

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

Table 26 - Credit Exposure to Derivatives Counterparties
(dollars in thousands)

	As of December 31, 2023
	Notional Amount	Net Derivatives Fair Value Before Collateral	Cash Collateral Pledged to Counterparty	Net Credit Exposure to Counterparties
Asset positions with credit exposure:
Cleared derivatives	$5,074,166	$460	$96,695	$97,155

Liability positions with credit exposure:
Uncleared derivatives
Single-A	21,990,570	(753,044)	755,722	2,678
Cleared derivatives	14,002,104	(7,772)	290,722	282,950
Total interest-rate swap positions with nonmember counterparties to which we had credit exposure	41,066,840	(760,356)	1,143,139	382,783

Mortgage delivery commitments (1)	29,995	290	—	290
Total	$41,096,835	$(760,066)	$1,143,139	$383,073
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

Uncleared derivatives. The credit risk arising from unsecured credit exposure on derivatives is mitigated by the credit quality of the counterparties and by the early termination ratings triggers contained in all master derivatives agreements. We enter into new uncleared derivatives only with nonmember institutions that are at or above our third highest internal rating, although risk-reducing trades could be approved for counterparties whose ratings had fallen below these ratings. See Part 1 — Item 1 — Business — Business Lines — Investments for additional information on our internal ratings. We actively monitor these exposures and the credit quality of our counterparties, using stress testing of counterparty exposures and assessments of each counterparty's financial performance, capital adequacy, sovereign support, and related market signals such as credit default swap spreads. We can reduce or suspend credit limits and/or seek to reduce existing exposures, as appropriate, as a result of these monitoring activities. We do not enter into interest-rate-exchange agreements with other FHLBanks. We use master-netting agreements to reduce our credit exposure from counterparty defaults. The master agreements contain bilateral-collateral-exchange provisions that require credit exposures to be secured by U.S. federal government, U.S. government guaranteed, or GSE securities or cash. Exposures are measured daily, and adjustments to collateral positions are made daily. These agreements may require us to deliver additional collateral to certain of our counterparties if our credit rating is downgraded by an NRSRO, which could increase our exposure to loss in the event of a default by a counterparty to which we were the net creditor at the time of any such default, as further detailed in Item 8 — Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 8 — Derivatives and Hedging Activities.

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

We are unable to predict future trends in member credit needs because they are driven by complex interactions among a number of factors, including increases and decreases in members assets and deposits, and the attractiveness of advances compared to other wholesale borrowing alternatives. We regularly monitor current trends and anticipate future debt issuance needs and maintain a portfolio of highly liquid assets in an effort to be prepared to fund our members' credit needs and our investment opportunities. We are generally able to expand our CO debt issuance in response to our members' increased credit needs for advances and to increase our acquisitions of mortgage loans. Alternatively, in response to reduced member credit needs, we may allow our COs to mature without replacement, transfer debt to another FHLBank, or repurchase and retire outstanding COs, or redeem callable COs on eligible redemption dates, allowing our balance sheet to shrink.

Sources and Uses of Liquidity. Our primary sources of liquidity are proceeds from the issuance of COs and advance repayments, and maturing short-term investments, as well as cash and investment holdings that are primarily high-quality, short- and intermediate-term financial instruments that can be sold or pledged as collateral under a repurchase agreement. During the year ended December 31, 2023, we maintained continuous access to funding and adapted our debt issuance to meet the needs of our members.

Our primary uses of liquidity are advance originations and consolidated obligation principal and interest payments. Other uses of liquidity are mortgage loan and investment purchases, dividend payments, general operating expenses, and other contractual payments. We also maintain liquidity to redeem or repurchase excess capital stock, through our daily excess stock repurchases, upon the request of a member or as required under our capital plan.

Secondary sources of liquidity include payments collected on mortgage loans, proceeds from the issuance of capital stock, and deposits from members. In addition, under the FHLBank Act, the U.S. Treasury may purchase up to $4 billion of FHLBank COs. The terms, conditions, and interest rates in such a purchase would be determined by the U.S. Treasury. This authority may be exercised at the discretion of the U.S. Treasury with the agreement of the FHFA only if alternative means cannot be effectively employed to permit members of the FHLBanks to continue to supply reasonable amounts of funds to the mortgage market, and the ability to supply such funds is substantially impaired because of monetary stringency and a high level of interest rates. There were no such purchases by the U.S. Treasury during the year ended December 31, 2023.

For information and discussion of our guarantees and other commitments we may have, see Item 8 — Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 16 — Commitments and Contingencies. For further information and discussion of the joint and several liability for FHLBank COs, see below — Debt Financing — Consolidated Obligations.

Internal Liquidity Sources / Liquidity Management

Liquidity Reserves for Deposits. Applicable law requires us to hold cash, obligations of the U.S., and advances with maturities of less than five years, in a total amount not less than the amount of total member deposits with us. We have complied with this requirement during the year ended December 31, 2023.

Table 27 - Liquidity Reserves for Deposits
(dollars in thousands)

	December 31,
	2023	2022
Cash and due from banks	$53,412	$7,593
Interest-bearing deposits	1,643,587	1,485,290
U.S. Treasury obligations	5,664,452	5,723,562
Advances maturing within five years	40,413,202	39,412,504
Total liquid assets	47,774,653	46,628,949
Total deposits	922,879	655,487
Excess liquid assets	$46,851,774	$45,973,462

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

Liquidity Management Action Trigger. We maintain a liquidity management action trigger pertaining to projected net cash flow: if projected net cash flow falls below zero on or before the 21st day following the measurement date, then management of the Bank is notified and determines whether any corrective action is necessary. We did not breach this threshold at any time during the year ended December 31, 2023.

Table 28 - Projected Net Cash Flow
(dollars in thousands)

As of December 31, 2023
21 Days
Uses of funds
Interest payable	$161,486
Maturing or expected option exercise of liabilities	7,770,222
Committed asset settlements	7,000
Capital outflow	46,525
MPF delivery commitments	29,995
Gross uses of funds	8,015,228

Sources of funds
Interest receivable	257,376
Maturing or projected amortization of assets	13,308,763
Committed liability settlements	193,931
Cash and due from banks and interest bearing deposits	1,696,800
Other	1,742
Gross sources of funds	15,458,612

Projected net cash flow	$7,443,384

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

We were in compliance with the Base Case Liquidity Requirement at all times during the year ended December 31, 2023.

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

Additionally, the Bank is exposed to refinancing risk since, over certain time horizons, it has more liabilities than assets maturing. In order to manage the Bank’s refinancing risk, we maintain a policy that limits the potential difference between the amount of financial assets and the amount of financial liabilities expected to mature within three-month and one-year time horizons inclusive of projected mortgage-related prepayment activity. We measure this difference, or gap, as a percentage of total assets over two time horizons - three months and one year. In conformity with the provisions of the Liquidity Guidance AB, the Bank has instituted a limit and management action trigger framework around these metrics as follows:

Table 29 - Funding Gap Metric

Funding Gap Metric (1)	Limit	Management Action Trigger	Three-Month Average December 31, 2023	Three-Month Average December 31, 2022
3-month Funding Gap	15%	13%	3.8%	7.7%
1-year Funding Gap	30%	25%	17.5%	12.2%
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

Debt Financing — Consolidated Obligations

Our primary source of liquidity is through CO issuances. At December 31, 2023, and December 31, 2022, outstanding COs for which we are primarily liable, including both CO bonds and CO discount notes, totaled $62.2 billion and $58.5 billion, respectively. CO bonds are generally issued with either fixed-rate coupon-payment terms or variable-rate coupon-payment terms that use a variety of indices for interest-rate resets. Some of the fixed-rate bonds that we have issued are callable bonds that may be redeemed at par on one or more dates prior to their maturity date. In addition, to meet our needs and the needs of certain investors in COs, fixed- and variable-rate bonds may also contain certain provisions that may result in complex coupon-payment terms and call or amortization features. When such COs (structured bonds) are issued, we enter into interest-rate-exchange agreements containing offsetting features, which effectively change the characteristics of the bond to those of a simple variable-rate bond.

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

See Item 8 — Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 10 — Consolidated Obligations for a summary of CO bonds by contractual maturity dates and call dates as of December 31, 2023, and December 31, 2022. CO bonds outstanding for which we are primarily liable at December 31, 2023, and December 31, 2022, include issued callable bonds totaling $22.2 billion and $17.9 billion, respectively.

CO discount notes are also a significant funding source for us. CO discount notes are short-term instruments with maturities ranging from overnight to one year. We use CO discount notes primarily to fund short-term advances and investments, and longer-term advances and investments with short-term variable coupon repricing intervals. CO discount notes comprised 35.3 percent and 46.1 percent of the outstanding COs for which we are primarily liable at December 31, 2023, and December 31, 2022, respectively, but accounted for 81.6 percent and 91.7 percent of the proceeds from the issuance of such COs during the years ended December 31, 2023 and 2022, respectively.

Although we are primarily liable for our portion of COs, that is, the issuance proceeds allocated to us, we are also jointly and severally liable with the other FHLBanks for the payment of principal and interest on COs issued by all of the FHLBanks. The par amounts of the FHLBanks' outstanding COs were $1.2 trillion at both December 31, 2023 and 2022. COs are backed only by the combined financial resources of the FHLBanks. We have never repaid the principal or interest on any COs on behalf of another FHLBank.

We have evaluated the financial condition of the other FHLBanks based on known regulatory actions, publicly-available financial information, and individual long-term credit rating downgrades as of each period presented. Based on this evaluation, as of December 31, 2023, and through the filing of this report, we do not believe it is likely that we will be required to repay the principal or interest on any CO on behalf of another FHLBank.

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

The Federal Reserve continues to signal its vigilance over persistently high inflation. As such, the Federal Reserve has continued to reduce its purchases of U.S. Treasury securities and U.S. Agency mortgage-backed securities. These actions remain important factors that could continue to shape investor demand for debt, including COs.

Capital

Total capital at December 31, 2023, was $3.5 billion compared with $3.4 billion at year-end 2022.

The FHLBank Act and FHFA regulations specify that each FHLBank is required to satisfy certain minimum regulatory capital requirements. We were in compliance with these requirements at December 31, 2023, as discussed in Item 8 — Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 12 — Capital.

Table 30 - Capital Stock Outstanding by Member Institution Type
(dollars in thousands)

December 31, 2023
Savings institutions	$799,353
Commercial banks	673,273
Insurance companies	303,957
Credit unions	265,385
Community development financial institutions	485
Total GAAP capital stock	2,042,453
Mandatorily redeemable capital stock	6,083
Total regulatory capital stock	$2,048,536

Capital stock subject to a stock redemption period is reclassified to mandatorily redeemable capital stock, a liability in the statement of condition. Mandatorily redeemable capital stock totaled $6.1 million and $10.3 million at December 31, 2023, and December 31, 2022, respectively. For additional information on the redemption of our capital stock, see Part 1— Item 1 — Business — Capital Resources — Redemption of Excess Stock and Item 8 — Financial Statements and Supplementary Data —Notes to the Financial Statements — Note 2 — Summary of Significant Accounting Policies — Mandatorily Redeemable Capital Stock.

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

The Capital Rule requires the Director of the FHFA to determine on no less than a quarterly basis the capital classification of each FHLBank. By letter dated March 13, 2024, the Director of the FHFA notified us that, based on December 31, 2023 financial information, we met the definition of adequately capitalized under the Capital Rule.

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

Internal Minimum Capital Requirement in Excess of Regulatory Requirements

In an effort to provide protection for our capital base, we maintain an internal minimum capital requirement whereby the amount of paid-in capital stock and retained earnings (together, our actual regulatory capital) must be at least equal to the sum of 4 percent of our total assets plus an amount we measure as our risk exposure with 99 percent confidence using our economic capital model (together, our internal minimum capital requirement). As of December 31, 2023, this internal minimum capital requirement equaled $3.3 billion, which was satisfied by our actual regulatory capital of $3.8 billion.

Minimum Retained Earnings Target

At December 31, 2023, we had total retained earnings of $1.8 billion compared with our minimum retained earnings target of $700.0 million. We generally view our minimum retained earnings target as a floor for retained earnings rather than as a retained earnings limit and expect to continue to grow our retained earnings modestly even though we exceed the target.

Our methodology for determining retained earnings adequacy and selection of the minimum retained earnings target incorporates an assessment of the various risks that could adversely impact retained earnings if trigger stress-scenario conditions were to occur. Principal elements are market risk and credit risk. Market risk is estimated utilizing a Value-at-Risk (VaR) model, which estimates potential changes in our market value of equity due to potential shifts in yield curves, option adjusted spreads and volatility surfaces applicable to our assets, liabilities, and derivative transactions. The average of the five worst scenarios and an internal management trigger factor into the determination of the market risk component. Credit risk is represented through incorporation of valuation deterioration due but not limited to actual and potential adverse ratings migrations for our assets and actual and potential defaults. Another element in determining the minimum retained earnings target is the actual level of membership- and activity-based stock from our members. Should the level of that stock fall below our minimum regulatory capital requirement of 4.0 percent, the difference needed to return regulatory capital to at least 4.0 percent would be drawn from retained earnings.

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

Table 31 - Capital Stock Requirements and Excess Capital Stock
(dollars in thousands)

	Membership Stock Investment Requirement	Activity-Based Stock Investment Requirement	Total Stock Investment Requirement (1)	Outstanding Class B Capital Stock (2)	Excess Class B Capital Stock
December 31, 2023	$335,004	$1,666,987	$2,002,011	$2,048,536	$46,525
December 31, 2022	325,870	1,658,654	1,984,546	2,041,468	56,922
_______________________
(1)    Total stock investment requirement is rounded up to the nearest $100 on an individual member basis.
(2)    Class B capital stock outstanding includes mandatorily redeemable capital stock.

To facilitate our ability to maintain a prudent level of capitalization and an efficient capital structure, while providing for an equitable allocation of excess stock ownership among members, we conduct daily repurchases of excess stock from any shareholder whose excess stock exceeds the lesser of $3 million or 3 percent of the shareholder’s TSIR, subject to the minimum repurchase of $100,000. We plan to continue with this practice, subject to regulatory requirements and our anticipated liquidity or capital management needs, although continued repurchases remain at our sole discretion, and we retain authority to adjust our excess stock repurchase practices subject to notice requirements defined in our Capital Plan, or to suspend repurchases of excess stock from any shareholder or all shareholders without prior notice.

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

At December 31, 2023, our total required contribution to the restricted retained earnings account was $606.4 million compared with the current restricted retained earnings account balance of $451.2 million.

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
•requiring the FHLBanks to retain a higher level of restricted retained earnings than what is required under the agreement; or
•establishing general restrictions on dividend payments requiring a new or higher mandatory allocation of an FHLBank's net income to any retained earnings account than the amount specified in the agreement or prohibiting dividend payments from any portion of an FHLBank's retained earnings not held in the restricted retained earnings account.

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

CRITICAL ACCOUNTING ESTIMATES

The preparation of financial statements in accordance with GAAP requires management to make a number of judgments, estimates, and assumptions that affect the reported amounts of assets, liabilities, income and expense. To understand the Bank's financial position and results of operations, it is important to understand the Bank's most significant accounting policies and the extent to which management uses judgment, estimates and assumptions in applying those policies. The Bank's critical accounting estimates include:

•Estimation of Fair Values, for derivatives, hedged items in a fair-value hedge relationship, and available-for-sale investment securities; and
•Amortization of Premiums and Accretion of Discounts Associated with Prepayable MBS

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

Estimation of Fair Values

Overview.

Certain assets and liabilities, including investment securities classified as available-for-sale or trading, as well as all derivatives, are presented in the Statements of Condition at fair value. Management also estimates the changes in fair value of hedged items in fair-value hedge relationships (e.g., advance, investment security, or consolidated obligation) that are attributable to changes in the designated benchmark interest rate (hereinafter referred to as "changes in the benchmark fair value"), which we have designated as either the overnight-index swap rate based on SOFR (SOFR-OIS) or the overnight-index swap rate based on the federal funds effective rate (Federal Funds-OIS) at the inception of each hedge relationship. Finally, management also estimates the fair value of some of the collateral that borrowers pledge against advance borrowings to confirm that collateral is sufficient to meet regulatory requirements and to protect against losses.

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

Valuation of Derivatives and Hedged Items.

All derivatives are required to be carried on the statement of condition at fair value. Changes in the fair value of all derivatives, excluding those designated as cash-flow hedges, are recorded each period in current earnings, while changes in the fair value of derivatives that are designated and qualify as cash-flow hedges are recorded in accumulated other comprehensive income (AOCI) until earnings are affected by the variability of the cash flows of the hedged transaction. We are required to recognize unrealized gains and losses on derivative positions whether or not the transaction qualifies for hedge accounting. The judgments and assumptions that are most critical to the application of this accounting policy are the estimation of fair values of derivatives and hedged items, which have a significant impact on the actual results being reported.

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

At inception of each fair-value hedge transaction, the Bank formally documents the hedge relationship and the risk management objective and strategy for undertaking the hedge, including identification of the hedging instrument, the hedged item, the nature of the risk being hedged, and how the hedging instrument's effectiveness in offsetting the exposure to changes in the hedged item's fair value attributable to the hedged risk will be assessed. In all cases involving a recognized asset, liability or firm commitment, the designated risk being hedged is the risk of changes in its benchmark fair value.

For hedging relationships that are designated as fair-value hedges and qualify for hedge accounting, the change in the benchmark fair value of the hedged item is recorded in earnings, thereby providing some offset to the change in fair value of the associated derivative. The difference between the change in fair value of the derivative and the change in the benchmark fair value of the hedged item represents hedge ineffectiveness. All of our fair-value hedge relationships are treated as long-haul fair-value hedge relationships, where the change in the benchmark fair value of the hedged item must be measured separately from the change in fair value of the derivative. See Table 8.2 - Net Gains (Losses) on Fair Value Hedging Relationships in Item 8 — Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 8 — Derivatives and Hedging Activities for a summary of our fair-value hedge ineffectiveness for the three years ended December 31, 2023, 2022 and 2021.

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

For purposes of estimating the fair value of derivatives and hedged items for which we are hedging changes in the benchmark fair value, we employ a valuation model that uses market data from the Eurodollar futures, U.S. Treasury obligations, federal funds rates, Federal Funds-OIS, SOFR-OIS, and the U.S. dollar interest-rate-swap markets to construct discount and forward-yield curves using standard financial market techniques. This valuation model is subject to external validation approximately every three years. In those years when an external validation is not performed, the valuation model is subject to an internal model validation review. We periodically review and refine, as appropriate, the assumptions and valuation methodologies to reflect market indications as closely as possible. Additionally, for derivatives, we compare the fair values obtained from our valuation model to clearinghouse valuations (in the case of cleared derivatives) and non-binding dealer estimates (in the case of bilateral derivatives), and may also compare derivative fair values to those of similar instruments, to ensure such fair values are reasonable.

We use an applicable interest-rate index as the discount rate for the valuation of derivatives. For all derivatives cleared through a DCO, the discount rate used is SOFR-OIS, while for our bilateral, non-cleared interest-rate derivatives the discount rate used is either Federal Funds-OIS or SOFR-OIS. For the valuation of hedged assets or liabilities in fair-value hedging relationships where the hedged risk is changes in the benchmark fair value, we use either SOFR-OIS or Federal Funds-OIS as the discount rate, depending on which interest-rate index was designated as the benchmark rate at inception of the hedge relationship.

Depending upon the spreads between Federal Funds-OIS and SOFR-OIS rates, the use of the one interest-rate index as the discount rate for valuing our interest-rate exchange agreements and a different interest-rate index (plus or minus a constant spread) as the discount rate for valuing our hedged items can result in increased fair-value hedge ineffectiveness. In addition, while not likely, this valuation methodology has the potential to lead to the loss of hedge accounting for some of these hedging relationships. Either of these outcomes could result in increased earnings volatility, which could potentially be material. However, through December 31, 2023, no hedge relationships failed our hedge effectiveness criteria as a result of using different interest-rate indices as the discount rate for the derivative and the discount rate for the hedged item.

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

For derivatives where no identified hedged item qualifies for hedge accounting, changes in the fair value of the derivative are reflected in current earnings. As of December 31, 2023, we held $90.0 million notional of interest-rate swaps with a fair value of $(793) thousand that are economically hedging $90.0 million of advances. Additionally, as of December 31, 2023, we held $30.0 million notional of mortgage-delivery commitments with a fair value of $290 thousand. The following table shows the estimated changes in the fair value of the interest-rate swaps under alternative parallel interest-rate shifts (for example the same change to interest rates on short-, intermediate-, and long-term fixed income maturities):

Table 32 - Estimated Change in Fair Value of Undesignated Derivatives
(dollars in thousands)

			As of December 31, 2023
	-200 basis points	-150 basis points	-100 basis points	-50 basis points	+50 basis points	+100 basis points	+150 basis points	+200 basis points
Change from base case
Interest-rate swaps	$(5,132)	$(3,678)	$(2,316)	$(1,073)	$835	$1,371	$1,685	$1,907

Valuation of Investment Securities.

To value our holdings of investment securities, other than HFA floating-rate securities, we obtain prices from three designated third-party pricing vendors when available. The pricing vendors use various proprietary models to price these securities. The inputs to those models are derived from various sources including, but not limited to, benchmark yields, reported trades, dealer estimates, issuer spreads, benchmark securities, bids, offers and other market-related data. Because many securities do not trade on a daily basis, the pricing vendors use available information as applicable such as benchmark curves, benchmarking of like securities, sector groupings and matrix pricing to determine the prices for individual securities. Each pricing vendor has an established challenge process in place for all security valuations, which facilitates resolution of potentially erroneous prices identified by the Bank. Recently, we conducted reviews of the three pricing vendors to reconfirm our understanding of the vendors' pricing processes, methodologies and control procedures and were satisfied that those processes, methodologies, and control procedures were adequate and appropriate.

As of December 31, 2023, multiple vendor prices were received for substantially all of our investment securities and the final prices for substantially all of those securities were computed by averaging those prices. Based on our review of the pricing methods and controls employed by the third-party pricing vendors and the relative lack of dispersion among the vendor prices (or, in those instances in which there were outliers or significant yield variances, our additional analyses), we believe the final prices used are reasonably likely to be exit prices and further that the fair-value measurements are classified appropriately in the fair-value hierarchy.

The following table provides the estimated valuation of our available-for-sale investment securities, other than HFA floating-rate securities, as of December 31, 2023, under three different pricing scenarios: the lowest vendor price received for each security, the fair values reported in our financial statements based on the methodology described above, and the highest vendor price received for each security.

Table 33 - Estimated Valuation of Available-for-Sale Securities Under Alternative Pricing Scenarios
(dollars in thousands)

	December 31, 2023
	Lowest Price	Fair Value	Highest Price
U.S. Treasury obligations	$5,663,311	$5,664,452	$5,665,859
State housing-finance-agency obligations, fixed-rate	13,183	13,209	13,238
Supranational institutions	345,280	346,375	347,658
U.S. government-owned corporations	232,718	235,191	236,622
GSE	99,080	99,421	99,885
	6,353,572	6,358,648	6,363,262
MBS
U.S. government guaranteed – single-family	14,334	14,433	14,529
U.S. government guaranteed – multifamily	473,748	477,676	481,270
GSE – single-family	899,434	904,456	908,908
GSE – multifamily	7,552,619	7,579,936	7,605,665
	8,940,135	8,976,501	9,010,372
Total	$15,293,707	$15,335,149	$15,373,634

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

The effect on interest income from the amortization and accretion of premiums and discounts on MBS, including MBS in both the held-to-maturity and available-for-sale portfolios, for the years ended December 31, 2023, 2022 and 2021, was a net (decrease) increase to income of $(3.9) million, $24.3 million, and $(6.5) million, respectively.

RECENT ACCOUNTING DEVELOPMENTS

See Item 8 — Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 3 — Recently Issued and Adopted Accounting Guidance for a discussion of recent accounting developments impacting us.

LEGISLATIVE AND REGULATORY DEVELOPMENTS

We summarize certain significant legislative and regulatory actions and related developments for the period covered by this report below.

FHFA’s Review and Analysis of the Federal Home Loan Bank System. Commencing in the fall of 2022, and over a period of several months, the FHFA undertook a review and analysis of the FHLBank System, in part through a series of public listening sessions, regional roundtable discussions, and receipt of comments from stakeholders. This review covered such areas as the FHLBanks’ mission and purpose in a changing marketplace; their organization, operational efficiency, and effectiveness; their role in promoting affordable, sustainable, equitable, and resilient housing and community investment; their role in addressing the unique needs of rural and financially vulnerable communities; member products, services, collateral requirements; and membership eligibility and requirements.

On November 7, 2023, the FHFA issued the “FHLBank System at a 100: Focusing on the Future”, a written report presenting its review and analysis of the FHLBank System and the actions and recommendations that it plans to pursue in service of its vision for the future of the FHLBank System. The report is focused on four broad themes: (1) mission of the FHLBank System; (2) stable and reliable source of liquidity; (3) housing and community development; and (4) FHLBank System operational efficiency, structure, and governance. The FHFA expects its initiative to continue as a multi-year, collaborative effort with stakeholders to address the recommended actions in the report and has stated that it can implement some of the recommendations from the report through ongoing supervision, guidance, or rulemaking, as well as through statutory changes by proposing specific requests for Congressional action.

Among other things, the FHFA has indicated that it plans to:

•Update and clarify its regulatory statement of the FHLBanks’ mission to explicitly incorporate its view of the core objectives of the FHLBanks’ mission, which are (1) providing stable and reliable liquidity to members, and (2) supporting housing and community development;
•Clarify the FHLBanks’ liquidity role and take steps that the FHFA believes will better position the FHLBanks to perform their liquidity function, including FHFA oversight of FHLBank credit risk evaluation of their members and protocols for large depository members to borrow from the Federal Reserve discount window;
•Expand the FHLBanks’ housing and community development focus by requiring the establishment of mission-oriented collateral programs, re-evaluating the definition of long-term advances, exploring revisions to the community support requirements, and reviewing the AHP, community investment programs, and Community Investment Cash Advance programs to encourage greater use in a safe and sound manner. The FHFA will recommend that Congress consider amending the FHLBank Act to at least double the statutory minimum required annual AHP contributions by the FHLBanks; and
•Review the FHLBanks’ operational efficiencies through encouraging collaboration among the FHLBanks, evaluating the size and structure of FHLBank boards, considering the structure of FHLBank districts and composition of their membership, and studying whether realignment or consolidation are necessary for the efficiency of the FHLBank System.

We are continuing to evaluate the report and are unable to predict what actions will ultimately result from the FHFA’s recommendations, the timing of these actions, the extent of any changes to the Bank or the FHLBank System, or the ultimate effect on the Bank or the FHLBank System in the future. We plan to continue to engage with the FHFA and other stakeholders to ensure that the FHLBank System remains well positioned to serve our members and their communities. For a further discussion of related risks, see Part I — Item 1A — Risk Factors.

Finance Agency Proposed Rule on Fair Lending, Fair Housing, and Equitable Housing Finance Plans. On April 26, 2023, the FHFA published a proposed rule that specifies requirements related to FHLBank compliance with fair housing and fair lending laws and prohibitions on unfair or deceptive acts or practices. The fair housing and fair lending laws would be the Fair Housing Act, the Equal Credit Opportunity Act, and those acts’ implementing regulations. Further, the proposed rule would outline the FHFA’s enforcement authority. We are evaluating the potential impact of the proposed rule on our operations.

Consumer Financial Protection Bureau (CFPB) Final Rule. On March 30, 2023, the CFPB issued a final rule requiring certain covered financial institutions to collect and report small business lending data. Small businesses are businesses with $5 million or less in gross annual revenue in the preceding fiscal year. An FHLBank will be subject to data collection and reporting obligations if the FHLBank has originated a minimum of 100 “covered credit transactions” to small businesses in each of the two preceding calendar years. The final rule implements phased-in compliance dates, beginning on October 1, 2024, based on the number of originations the covered financial institution makes to small businesses within a specified timeframe. We are assessing the extent to which the obligations will be triggered for us and what operational changes will be necessary for compliance. While we are still analyzing the impact of the final rule, we do not believe these changes will have a material effect on our financial condition or results of operations. Under a federal court order in a related litigation, the CFPB has been enjoined from implementing and enforcing the final rule against covered financial institutions nationwide and all deadlines for compliance have been stayed.

Office of the Comptroller of the Currency, Board of Governors of the Federal Reserve, and Federal Deposit Insurance Corporation Joint Proposed Rule to Revise Capital Requirements for Certain Large Banking Organizations. On September 18, 2023, the Office of the Comptroller of the Currency, the Federal Reserve, and the FDIC published a joint notice of proposed rulemaking that would substantially revise the regulatory capital requirements applicable to certain large banking organizations and banking organizations with significant trading activity (Covered Banks), generally consistent with changes to international capital standards issued by the Basel Committee on Banking Supervision, known as Basel III. The proposed rule would amend the calculation of risk-based capital requirements in an attempt to better reflect the risks of these banking organizations’ exposures, reduce the complexity of the framework, enhance the consistency of requirements across these banking organizations, and facilitate more effective supervisory and market assessments of capital adequacy. For certain collateralized transactions, debt securities issued by a government sponsored enterprise such as the FHLBanks are afforded a lower market price volatility haircut than higher risk non-GSE investment-grade securities. The proposed rules would increase the market price volatility haircuts applicable to debt securities of the GSEs (including the FHLBanks) by applying to these debt securities the same haircuts as non-GSE investment-grade securities. We continue to evaluate the potential impact of the proposed rulemaking on our financial condition and results of operation. The proposed change to market price volatility haircuts applicable to FHLBank debt securities may harm liquidity for FHLBank debt securities in the market, impact general demand for FHLBank debt obligations, and increase the FHLBanks’ cost of funding due to potential higher interest rates as a result of the foregoing. The proposal was open for public comment through January 16, 2024, and the FHLBank System submitted a comment letter.

SEC Final Rule on the Enhancement and Standardization of Climate-Related Disclosures for Investors. On March 6, 2024, the SEC adopted a final rule that will require registrants to disclose certain climate-related information in annual reports. The final rule requires disclosure of, among other things: material climate-related risks; activities to mitigate or adapt to such risks; information about a registrant’s board of directors’ oversight of climate-related risks and management’s role in managing such risks; and information on any climate-related targets or goals that are material to the registrant’s business, results of operations, or financial condition. We will be subject to the requirements of the rule applicable to us beginning with our annual report for fiscal year 2027. We continue to review the final rule and its impact on our financial condition or results of operations, including the possible effect on costs and complexities associated with our SEC reporting.

Federal Reserve Bank Term Funding Program. On March 12, 2023, in response to prevailing concerns on banks’ liquidity, the Federal Reserve announced the implementation of a Bank Term Funding Program (BTFP), as an additional source of liquidity. Eligible borrowers under the program include any U.S. federally insured depository institution or U.S. branch or agency of a foreign bank that is eligible for primary credit with the Federal Reserve. The BTFP offers up to one-year term loans to be secured by eligible collateral owned by eligible borrowers as of March 12, 2023. Such loans can be requested until March 11, 2024. The BTFP is subject to $25 billion in credit protection by the U.S. Treasury. On January 24, 2024, the Federal Reserve announced that it will allow the BTFP to expire on March 11, 2024, when it reaches its original one-year time limit. We continue to evaluate the impact the BTFP, and its expiration, has on the general demand for our advances.

CREDIT RATING AGENCY DEVELOPMENTS

As of February 29, 2024, Moody’s long- and short-term credit ratings for us and the 10 other FHLBanks are Aaa and P-1, with a negative outlook.

As of February 29, 2024, S&P’s long- and short-term credit ratings for us and the 10 other FHLBanks are AA+ and A-1+, with a stable outlook.

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

Our balance sheet is comprised of different portfolios that require different market- and interest-rate-risk management strategies. The majority of our balance sheet is comprised of assets that can be funded individually or collectively without imposing significant residual interest-rate risk on ourselves.

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

The following table provides the outstanding balances for the strategies to manage market and interest-rate risk noted above.

Table 34 - Interest-Rate Risk Management
(dollars in thousands)

	Outstanding Par Value/Notional Balance as of
	December 31, 2023	December 31, 2022
Fixed-rate noncallable debt, not hedged by interest-rate swaps	$10,286,735	$6,454,805
Fixed-rate callable debt not hedged by interest-rate swaps	1,131,500	595,000
CO bond debt hedged by interest-rate-exchange agreements (1)	26,662,140	21,726,190
Advances hedged by interest-rate-exchange agreements, including both fair-value hedge relationships and economic hedge relationships	12,624,180	4,159,810

Available-for-sale securities (non-MBS) hedged by interest-rate-exchange agreements	6,861,915	7,111,915
Available-for-sale securities (MBS) hedged by interest-rate-exchange agreements	5,529,245	5,465,245
Total hedged available-for-sale securities	12,391,160	12,577,160

Notional principal balance of forward starting interest-rate swaps hedging the anticipated future issuance of CO debt	1,391,000	1,391,000
_______________________
(1)    The amount for December 31, 2022 includes unsettled CO bonds with a par value of $77.1 million.

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

For purposes of measuring this ratio, the BVE is equal to the par value of capital stock including mandatorily redeemable capital stock, retained earnings, and accumulated other comprehensive (loss) income. At December 31, 2023, our MVE was $3.49 billion and our BVE was $3.54 billion, resulting in a ratio of MVE to BVE of 99 percent. At December 31, 2022, our MVE was $3.49 billion and our BVE was $3.43 billion, resulting in a ratio of MVE to BVE of 102 percent.

Market Value of Equity/Par Stock Ratio. We also measure the ratio of our MVE to the par value of our Class B Stock, which we refer to as our MVE to par stock ratio. We have established an MVE to par stock ratio floor of 125 percent with an associated management action trigger of 130 percent, reflecting our intent to preserve the value of our members' capital investment. As of December 31, 2023, and December 31, 2022, that ratio was 170 percent and 171 percent, respectively.

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

The table below presents the VaR estimate as of December 31, 2023, and December 31, 2022, and represents the estimates of potential reduction to our MVE from potential future changes in interest rates and other market factors, as described above. Estimated potential market value loss exposures are expressed as a percentage of the current MVE. The table is intended to represent a statistically based range of VaR exposures.

Table 35 - Value-at-Risk
(dollars in millions)

	Value-at-Risk (Gain) Loss Exposure
	December 31, 2023		December 31, 2022
Confidence Level	% of MVE (1)	Amount	% of MVE (1)	Amount
50%	6.91%	$241.3	2.50%	$87.0
75%	7.97	278.4	3.89	135.7
95%	9.34	326.1	5.46	190.1
99%	10.68	373.0	6.31	219.9

Average of five worst scenarios - as of year end	10.95	382.5	6.48	225.8

Average of five worst scenarios - average for the year		386.5		221.9
_____________________________
(1)    Loss exposure is expressed as a percentage of base MVE.

In certain months during the second through fourth quarters of 2023 we exceeded our VarR management action trigger. For example, as of September 30, 2023, our VaR measured 12.94 percent of the base case MVE, or 0.94 percentage points above our management action trigger of 12 percent. The VaR calculation is based on a combination of interest rate, volatility and OAS shocks provided by the FHFA for establishment of the market risk component of our risk-based capital requirement. Beginning in the second quarter of 2023, the OAS shocks as provided by the FHFA were significantly increased from prior periods, which resulted in an increased VaR absent an equivalent change in the composition of the balance sheet or exposures as measured by other market risk metrics. The higher OAS shocks are a result of changes made by the FHFA to the assumption underlying this calculation in connection with the cessation of LIBOR earlier this year. The potential exists for the FHFA to further change the OAS, interest rate and volatility shocks in the future. Management of the Bank decided to not take any action at that time because the OAS shocks are limited to only assets and we believe that capital levels are sufficient relative to the metric.

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

Our duration of equity, calculated in accordance with guidance from the FHFA which requires the constraining of projected future interest rates and discounting yields to a minimum of zero percent, was +0.75 years at December 31, 2023, compared with +2.15 years at December 31, 2022. For purposes of measuring against the management action triggers and limits, management considered an alternative methodology which does not constrain interest rates to a minimum of zero percent. Due to the significant increase in interest rates for the periods ended December 31, 2023, and December 31, 2022, the results of the constrained and unconstrained metrics were the same. We did not exceed our duration of equity limit at any time during the years ended December 31, 2023 and December 31, 2022.

MVE Sensitivity. We measure MVE sensitivity by using the percent change in MVE from base in an up or down 200 basis point parallel rate shock scenario and have established a management action trigger at a decline of 10 percent and a limit at a decline of 15 percent. Our policies require management to notify the board of directors' Risk Committee if the limit is breached.

For purposes of measuring against the management action triggers and limits, management considered an alternative methodology which does not constrain interest rates to a minimum of zero percent. Due to the continued high interest rates for the periods ended December 31, 2023, and December 31, 2022, the results of the constrained and unconstrained metrics were the same. We were below the limit at each of December 31, 2023, and December 31, 2022.

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

Our duration gap, as calculated in accordance with guidance from the FHFA which requires that we constrain projected future interest rates and discounting yields to a minimum of zero percent, was +0.46 months at December 31, 2023, compared with +1.41 months at December 31, 2022.

Due to the significant increase in interest rates for the periods ended December 31, 2023, and December 31, 2022, the results of the constrained and unconstrained metrics were the same.

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

Management has put in place management action triggers whereby senior management is explicitly informed of instances where our projected return on capital stock (ROCS) falls below the average yield on SOFR plus our current dividend spread over a twelve-month horizon in a variety of interest-rate shock scenarios limited to +/- 200 basis points. The results of this analysis for December 31, 2023, showed that in the base case our ROCS was 671 basis points over SOFR, and in the worst case modeled, the down 200 basis points scenario, our ROCS fell 224 basis points to 447 basis points over SOFR. For December 31, 2022, the results of this analysis showed in the base case our ROCS was 628 basis points over SOFR, and in the worst case modeled, the down 200 basis point scenario, our ROCS fell 74 basis points to 554 basis points over SOFR. Our ROCS spread to SOFR remained above the management action trigger minimum during 2023.

Economic Capital Ratio Limit. We have established a limit of 4.0 percent for the ratio of the MVE to the market value of assets, referred to as the economic capital ratio. FHFA regulations require us to maintain a regulatory capital ratio of book value of regulatory capital to book value of total assets of no less than 4.0 percent, as discussed in Item 8 — Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 12 — Capital. We seek to ensure that the regulatory capital ratio will not fall below the 4.0 percent threshold at a future time by establishing the economic capital ratio limit at 4.0 percent. We also maintain a management action trigger of 4.5 percent for this ratio. The economic capital ratio serves as a proxy for benchmarking future capital adequacy by discounting our balance sheet and derivatives at current market expectations of future values. Our economic capital ratio was 5.2 percent as of December 31, 2023, compared with 5.5 percent as of December 31, 2022.

Our economic capital ratio was not below 4.0 percent at any time during the years ended December 31, 2023, and December 31, 2022.

Table 36 - Market and Interest-Rate Risk Metrics
(dollars in millions)

	December 31, 2023
	Down 300(1)	Down 200(1)	Down 100(1)	Base	Up 100	Up 200	Up 300
MVE	$3,522	$3,518	$3,511	$3,492	$3,459	$3,408	$3,347
Percent change in MVE from base	0.9%	0.7%	0.5%	—%	(0.9)%	(2.4)%	(4.2)%
MVE/BVE	99%	99%	99%	99%	98%	96%	94%
MVE/Par Stock	172%	172%	171%	170%	169%	166%	163%
Duration of Equity	+0.11 years	+0.12 years	+0.38 years	+0.75 years	+1.19 years	+1.65 years	+1.81 years
Return on Capital Stock less SOFR	3.28%	4.47%	5.69%	6.71%	7.84%	8.66%	9.42%
Net income percent change from base	(56.49)%	(37.14)%	(17.69)%	—%	18.74%	34.55%	49.88%

	December 31, 2022
	Down 300(1)	Down 200(1)	Down 100(1)	Base	Up 100	Up 200	Up 300
MVE	$3,609	$3,592	$3,551	$3,486	$3,403	$3,312	$3,218
Percent change in MVE from base	3.5%	3.0%	1.9%	—%	(2.4)%	(5.0)%	(7.7)%
MVE/BVE	105%	105%	104%	102%	99%	97%	94%
MVE/Par Stock	177%	176%	174%	171%	167%	162%	158%
Duration of Equity	+0.27 years	+0.81 years	+1.51 years	+2.15 years	+2.58 years	+2.80 years	+2.88 years
Return on Capital Stock less SOFR	4.92%	5.54%	6.09%	6.28%	6.39%	6.53%	6.67%
Net income percent change from base	(37.88)%	(23.73)%	(10.15)%	—%	9.44%	19.09%	28.75%
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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of internal control over financial reporting as of December 31, 2023, based on the framework established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that assessment, management concluded that, as of December 31, 2023, internal control over financial reporting is effective based on the criteria established in Internal Control – Integrated Framework (2013).

Additionally, our internal control over financial reporting as of December 31, 2023, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of
Federal Home Loan Bank of Boston

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying statements of condition of Federal Home Loan Bank of Boston (the "Bank") as of December 31, 2023 and 2022, and the related statements of operations, of comprehensive income (loss), of capital, and of cash flows for each of the three years in the period ended December 31, 2023, including the related notes (collectively referred to as the “financial statements”). We also have audited the Bank's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Bank as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Bank maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Valuation of Interest-Rate Derivatives and Hedged Items

As described in Notes 8 and 15 to the financial statements, the Bank uses derivative instruments to reduce funding costs and/or to manage interest-rate risks. The total notional amount of derivatives as of December 31, 2023 was $53.1 billion, of which 99.8% were designated as hedging instruments, and the fair value of derivative assets and liabilities as of December 31, 2023 was $383.1 million and $3.0 million, respectively. The fair values of interest-rate derivatives and hedged items are determined using standard valuation techniques such as discounted cash-flow analysis and comparisons with similar instruments. The discounted cash-flow model uses market-observable inputs, including discount rate, forward interest rate, and volatility assumptions.

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

/s/ PricewaterhouseCoopers LLP

Boston, Massachusetts
March 15, 2024

We have served as the Bank's auditor since 1990.

FEDERAL HOME LOAN BANK OF BOSTON STATEMENTS OF CONDITION (dollars and shares in thousands, except par value)
	December 31, 2023	December 31, 2022
ASSETS
Cash and due from banks	$53,412	$7,593
Interest-bearing deposits	1,643,587	1,485,290
Securities purchased under agreements to resell	1,600,000	—
Federal funds sold	2,500,000	2,706,000
Investment securities:
Trading securities	1,395	1,507
Available-for-sale securities (amortized cost of $15,684,997 and $13,977,197 at December 31, 2023 and 2022, respectively)	15,343,745	13,626,916
Held-to-maturity securities (a)	78,905	99,068
Total investment securities	15,424,045	13,727,491
Advances	41,958,583	41,599,581
Mortgage loans held for portfolio, net of allowance for credit losses of $2,000 and $1,900 at December 31, 2023 and 2022, respectively	3,059,331	2,758,429
Accrued interest receivable	185,709	134,268
Derivative assets, net	383,073	430,744
Other assets	334,534	48,153
Total Assets	$67,142,274	$62,897,549
LIABILITIES
Deposits
Interest-bearing	$896,005	$634,502
Non-interest-bearing	26,874	20,985
Total deposits	922,879	655,487
Consolidated obligations (COs):
Bonds	40,248,743	31,565,543
Discount notes	22,000,546	26,975,260
Total consolidated obligations	62,249,289	58,540,803
Mandatorily redeemable capital stock	6,083	10,290
Accrued interest payable	269,517	130,515
Affordable Housing Program (AHP) payable	87,164	76,622
Derivative liabilities, net	3,017	25,640
Other liabilities	65,711	42,871
Total liabilities	63,603,660	59,482,228
Commitments and contingencies (Note 16)
CAPITAL
Capital stock – Class B – putable ($100 par value), 20,425 shares and 20,312 shares issued and outstanding at December 31, 2023 and 2022, respectively	2,042,453	2,031,178
Retained earnings:
Unrestricted	1,339,546	1,290,873
Restricted	451,154	399,695
Total retained earnings	1,790,700	1,690,568
Accumulated other comprehensive loss	(294,539)	(306,425)
Total capital	3,538,614	3,415,321
Total Liabilities and Capital	$67,142,274	$62,897,549
_______________________________________
(a)    Fair values of held-to-maturity securities were $78,478 and $98,591 at December 31, 2023 and 2022, respectively.

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF BOSTON STATEMENTS OF OPERATIONS (dollars in thousands)
	For the Year Ended December 31,
	2023	2022	2021
INTEREST INCOME
Advances	$2,112,864	$631,838	$170,003
Prepayment fees on advances, net	868	3,309	34,019
Interest-bearing deposits	145,358	34,869	147
Securities purchased under agreements to resell	99,404	25,065	452
Federal funds sold	200,021	88,071	2,210
Investment securities:
Trading securities	71	585	49,809
Available-for-sale securities	793,846	354,512	73,314
Held-to-maturity securities	4,373	3,090	2,533
Total investment securities	798,290	358,187	125,656
Mortgage loans held for portfolio	93,198	85,431	93,048
Other	716	194	—
Total interest income	3,450,719	1,226,964	425,535
INTEREST EXPENSE
Consolidated obligations:
Bonds	1,837,365	591,546	210,052
Discount notes	1,200,138	344,370	4,476
Total consolidated obligations	3,037,503	935,916	214,528
Deposits	37,233	7,794	98
Mandatorily redeemable capital stock	545	474	192
Other borrowings	129	318	16
Total interest expense	3,075,410	944,502	214,834
NET INTEREST INCOME	375,309	282,462	210,701
Provision for (reduction of) credit losses	77	171	(1,462)
NET INTEREST INCOME AFTER PROVISION FOR (REDUCTION OF) CREDIT LOSSES	375,232	282,291	212,163
OTHER INCOME (LOSS)
Service fees	14,055	14,198	10,430
Loss on early extinguishment of debt	—	(432)	(11,903)
Net losses on trading securities	(111)	(360)	(46,341)
Other, net	860	238	932
Total other income (loss)	14,804	13,644	(46,882)
OTHER EXPENSE
Compensation and benefits	45,513	41,879	41,804
Other operating expenses	29,242	25,034	24,229
Federal Housing Finance Agency (the FHFA)	6,147	4,771	3,960
Office of Finance	4,291	4,155	3,693
AHP voluntary contribution	2,000	5,479	4,761
Discretionary housing and community investment programs (Note 2)	12,928	5,975	4,417
Other	3,975	3,910	5,217
Total other expense	104,096	91,203	88,081
INCOME BEFORE ASSESSMENTS	285,940	204,732	77,200
AHP assessments	28,648	20,521	7,739
NET INCOME	$257,292	$184,211	$69,461

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF BOSTON STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (dollars in thousands)
	For the Year Ended December 31,
	2023	2022	2021
Net income	$257,292	$184,211	$69,461
Other comprehensive income:
Net unrealized gains (losses) on available-for-sale securities	9,029	(408,294)	9,445
Net unrealized gains (losses) relating to hedging activities	3,482	68,773	(1,926)
Pension and postretirement benefits	(625)	4,129	5,309
Total other comprehensive income (loss)	11,886	(335,392)	12,828
Comprehensive income (loss)	$269,178	$(151,181)	$82,289

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF BOSTON STATEMENTS OF CAPITAL YEARS ENDED DECEMBER 31, 2023, 2022, and 2021 (dollars and shares in thousands)

	Capital Stock Class B – Putable		Retained Earnings			Accumulated Other Comprehensive Income (Loss)
	Shares	Par Value	Unrestricted	Restricted	Total		Total Capital
BALANCE, DECEMBER 31, 2020	12,672	$1,267,172	$1,130,222	$368,420	$1,498,642	$16,139	$2,781,953
Comprehensive income			69,461	—	69,461	12,828	82,289
Proceeds from issuance of capital stock	2,407	240,730					240,730
Repurchase of capital stock	(5,440)	(543,999)					(543,999)
Stock reclassified to mandatorily redeemable capital stock	(103)	(10,265)					(10,265)
Cash dividends on capital stock			(19,697)		(19,697)		(19,697)
BALANCE, DECEMBER 31, 2021	9,536	953,638	1,179,986	368,420	1,548,406	28,967	2,531,011
Comprehensive income (loss)			152,936	31,275	184,211	(335,392)	(151,181)
Proceeds from issuance of capital stock	45,292	4,529,192					4,529,192
Repurchase of capital stock	(34,427)	(3,442,691)					(3,442,691)
Stock reclassified to mandatorily redeemable capital stock	(89)	(8,961)					(8,961)
Cash dividends on capital stock			(42,049)		(42,049)		(42,049)
BALANCE, DECEMBER 31, 2022	20,312	2,031,178	1,290,873	399,695	1,690,568	(306,425)	3,415,321
Comprehensive income			205,833	51,459	257,292	11,886	269,178
Proceeds from issuance of capital stock	50,722	5,072,144					5,072,144
Repurchase of capital stock	(50,588)	(5,058,773)					(5,058,773)
Stock reclassified to mandatorily redeemable capital stock	(21)	(2,096)					(2,096)
Cash dividends on capital stock			(157,160)		(157,160)		(157,160)
BALANCE, DECEMBER 31, 2023	20,425	$2,042,453	$1,339,546	$451,154	$1,790,700	$(294,539)	$3,538,614

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF BOSTON STATEMENTS OF CASH FLOWS (dollars in thousands)
	For the Year Ended December 31,
	2023	2022	2021
OPERATING ACTIVITIES
Net income	$257,292	$184,211	$69,461
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and (accretion)/amortization	(11,184)	31,639	(10,076)
Provision for (reduction of) credit losses	77	171	(1,462)
Net change in derivatives and hedging activities	(349,754)	1,538,920	255,243
Loss on early extinguishment of debt	—	432	11,903
Other adjustments, net	7,898	4,797	2,778
Net change in:
Market value of trading securities	111	360	46,341
Accrued interest receivable	(51,441)	(65,908)	19,222
Other assets	(2,754)	3,737	1,845
Accrued interest payable	139,019	69,547	(949)
Other liabilities	8,093	(3,661)	(13,662)
Total adjustments	(259,935)	1,580,034	311,183
Net cash (used in) provided by operating activities	(2,643)	1,764,245	380,644

INVESTING ACTIVITIES
Net change in:
Interest-bearing deposits	276,933	(2,633,996)	(83,429)
Securities purchased under agreements to resell	(1,600,000)	800,000	(50,000)
Federal funds sold	206,000	(762,000)	316,000
Trading securities:
Proceeds	—	500,000	3,056,871
Available-for-sale securities:
Proceeds	370,366	582,454	946,710
Purchases	(2,003,522)	(3,081,067)	(7,879,275)
Held-to-maturity securities:
Proceeds	20,117	47,847	62,083
Advances to members, net	(235,880)	(29,483,375)	6,360,303
Mortgage loans held for portfolio:
Proceeds	251,498	435,935	1,222,784
Purchases	(558,758)	(83,683)	(432,918)
Other investing activities, net	(11,061)	(209)	(922)
Net cash (used in) provided by investing activities	(3,284,307)	(33,678,094)	3,518,207

FEDERAL HOME LOAN BANK OF BOSTON STATEMENTS OF CASH FLOWS — (Continued) (dollars in thousands)
	For the Year Ended December 31,
	2023	2022	2021
FINANCING ACTIVITIES
Net change in deposits	271,148	(228,545)	(204,955)
Net payments on derivatives with a financing element	1,580	125,890	31,794
Net proceeds from issuance of consolidated obligations:
Discount notes	142,078,706	208,264,181	262,647,281
Bonds	32,019,521	18,916,991	19,102,211
Payments for maturing and retiring consolidated obligations:
Discount notes	(147,077,036)	(183,656,942)	(273,248,389)
Bonds	(23,810,885)	(12,737,176)	(13,571,731)
Bonds transferred to other FHLBanks	—	—	(173,984)
Payment of financing lease	(173)	(169)	(162)
Proceeds from issuance of capital stock	5,072,144	4,529,192	240,730
Payments for repurchase of capital stock	(5,058,773)	(3,442,691)	(543,999)
Payments for redemption of mandatorily redeemable capital stock	(6,303)	(12,233)	(2,985)
Cash dividends paid	(157,160)	(42,049)	(19,697)
Net cash provided by (used in) financing activities	3,332,769	31,716,449	(5,743,886)
Net increase (decrease) in cash and due from banks	45,819	(197,400)	(1,845,035)
Cash and due from banks at beginning of the year	7,593	204,993	2,050,028
Cash and due from banks at end of the year	$53,412	$7,593	$204,993
Supplemental disclosures:
Interest paid	$2,941,454	$741,552	$258,113
AHP payments	$16,144	$17,683	$17,980
Noncash transfers of mortgage loans held for portfolio to other assets	$621	$543	$368
Noncash lease liabilities arising from modifying right-of-use assets	$—	$(552)	$—

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

Securities purchased under agreements to resell are also subject to netting requirements. Based on the fair value of the related collateral held, the securities purchased under agreements to resell were fully collateralized for the periods presented. There were no offsetting amounts related to these securities at December 31, 2023 and 2022.

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

For securities purchased under agreements to resell, as a practical expedient we use the fair value of collateral to measure the estimate of expected credit losses. Consequently, a credit loss would be recognized if there is a collateral shortfall which we do not believe the counterparty will replenish in accordance with its contractual terms. The credit loss would be limited to the difference between the fair value of the collateral and the investment’s amortized cost.

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

Certain changes in circumstances may cause    us to change our intent to hold a security to maturity without calling into question our intent to hold other debt securities to maturity in the future. Thus, the sale or transfer of a held-to-maturity security due to certain changes in circumstances, such as evidence of significant deterioration in the issuer's creditworthiness or changes in regulatory requirements, is not considered to be inconsistent with its original classification. Other events that are isolated, nonrecurring, and unusual for us that could not have been reasonably anticipated may cause us to sell or transfer a held-to-maturity security without necessarily calling into question our intent to hold other debt securities to maturity. In addition, a sale of a debt security that meets either of the following two conditions would not be considered inconsistent with the original classification of that security.

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

Gains and Losses on Sales. We compute gains and losses on sales of investment securities using the specific identification method and include these gains and losses in other income (loss). See Note 5 — Investments for a summary of our sales of investment securities.

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
•Advances issued under our Jobs for New England (JNE) program have an interest rate at a significant discount to market rates. Due to the below market interest rate, we record a discount on the advance and an interest rate subsidy expense based on the present value of the variation in the cash flow caused by the difference in the interest rate between the advance rate and our related cost of funds for comparable maturity funding at the time that we transact the advance. The subsidy expenses for these advances are recorded in the statement of operations as discretionary housing and community investment programs expense.

We amortize the premiums and accrete the discounts on advances to interest income using the level-yield method. We record interest on advances to interest income as earned. Accrued interest receivable is recorded separately on the statements of condition.

Prepayment Fees. We charge borrowers a prepayment fee when they prepay certain advances before the original maturity. We record prepayment fees net of hedging fair-value adjustments included in the carrying value of the prepaid advance in the statement of operations as prepayment fees on advances, net.

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

Service Fees

We record commitment fees for standby letters of credit to members as deferred fee income when received and amortize these fees on a straight-line basis to service-fees income in the statement of operations over the term of the standby letter of credit. Based upon past experience, we believe the likelihood of standby letters of credit being drawn upon is remote. See Note 16 – Commitments and Contingencies for additional information on standby letters of credit. Additionally, we record correspondent services fees and MPF nonorigination fees in the statement of operations as service-fees income.

Mortgage Loans Held for Portfolio

We participate in the MPF program through which we invest in conventional, residential, fixed-rate mortgage loans (conventional mortgage loans) and government-insured or -guaranteed residential fixed-rate mortgage loans (government mortgage loans) that are purchased from participating financial institutions (see Note 7 — Mortgage Loans Held for Portfolio). We classify our investments in mortgage loans for which we have the intent and ability to hold for the foreseeable future or until maturity or payoff as held for portfolio. As of December 31, 2023, all our investments in mortgage loans are held for portfolio. Mortgage loans held for portfolio are recorded at amortized cost, which is original cost, net of periodic principal repayments and amortization of premiums and accretion of discounts, and direct write-downs. Accrued interest receivable is recorded separately on the statements of condition. We perform a quarterly assessment of our mortgage loans held for portfolio to estimate expected credit losses. An allowance for credit losses is recorded with a corresponding adjustment to the provision for credit losses. We do not purchase mortgage loans with credit deterioration present at the time of purchase.

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

Troubled Debt Restructurings. Prior to January 1, 2023, we considered a troubled debt restructuring (TDR) of a financing receivable to have occurred when we granted a concession to a borrower that we would not otherwise consider for economic or legal reasons related to the borrower's financial difficulties. We placed conventional mortgage loans that were deemed to be TDRs as a result of our modification program on nonaccrual when payments were 60 days or more past due.

Beginning January 1, 2023, we adopted, on a prospective basis, the new accounting guidance pertaining to TDRs and vintage disclosures, which discontinues recognition and measurement guidance on TDRs for entities that have adopted the measurement of credit losses on financial instruments accounting guidance. Mortgage loan modifications occurring after the date of adoption are subject to the accounting guidance pertaining to loan modifications.

Mortgage Loan Modifications. Generally, we only grant mortgage loan modifications to borrowers experiencing financial difficulty. If the terms of the modified loan are at least as favorable to the lender as the terms offered to borrowers with similar collection risks for comparable loans and the modification to the terms of the loan is more than minor, the loan meets the accounting criteria for a new loan. Generally, a modification would not result in a new loan because the modified terms are not as favorable to the lender as terms for comparable loans that would be offered to similar borrowers.

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

Types of Qualifying and non-Qualifying Hedges. We have the following types of hedges qualifying for hedge accounting treatment (qualifying hedges) and hedges that do not qualify for hedge accounting treatment (non-qualifying hedges):

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

Accounting for Economic Hedges. An economic hedge is defined as a derivative hedging specific or nonspecific assets, liabilities, or firm commitments that does not qualify or was not designated for fair-value or cash-flow hedge accounting, but is an acceptable hedging strategy under our risk-management policy. These economic hedging strategies also comply with FHFA regulatory requirements prohibiting speculative derivative transactions. We recognize only the net interest and the change in fair value of these derivatives in other income (loss) with no offsetting fair-value adjustments for the economically hedged assets, liabilities, or firm commitments.

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

If fair value hedge accounting is discontinued because we determine that the derivative no longer qualifies as an effective fair-value hedge of an existing hedged item, we either terminate the derivative or continue to carry the derivative on the statement of condition at its fair value and cease to adjust the hedged asset or liability for changes in fair value. We will then begin to amortize the cumulative basis adjustment on the hedged item into earnings over the remaining life of the hedged item using the level-yield method.

If hedge accounting is discontinued because the hedged item no longer meets the definition of a firm commitment, we will continue to carry the derivative on the statement of condition at its fair value, removing from the statement of condition any asset or liability that was recorded to recognize the firm commitment and recording it as a gain or loss in current period earnings.

If cash flow hedge accounting is discontinued because we determine that the derivative no longer qualifies as an effective cash-flow hedge of an existing hedged item, we will continue to carry the derivative on the statement of condition at its fair value and amortize the cumulative other comprehensive income adjustment to earnings when earnings are affected by the existing hedged item.

If it is no longer probable that a forecasted transaction will occur by the end of the originally expected period or within two months thereafter, we immediately recognize in earnings the gain or loss that was in accumulated other comprehensive income.

Embedded Derivatives. We may issue debt, make advances, or purchase financial instruments in which a derivative is embedded. Upon execution of these transactions, we assess whether the economic characteristics of the embedded derivative are clearly and closely related to the economic characteristics of the remaining component of the debt, advance, or other financial instrument (the host contract) and whether a separate, nonembedded instrument with the same terms as the embedded instrument would meet the definition of a derivative. When we determine that (1) the embedded derivative has economic characteristics that are not clearly and closely related to the economic characteristics of the host contract and (2) a separate, stand-alone instrument with the same terms would qualify as a derivative instrument, the embedded derivative is separated from the host contract, carried at fair value, and designated as a stand-alone derivative instrument. If the entire contract (the host contract and the embedded derivative) is to be measured at fair value, with changes in fair value reported in current earnings (for example, an investment security classified as trading, as well as hybrid financial instruments) or if we cannot reliably identify and measure the embedded derivative for purposes of separating that derivative from its host contract, the entire contract is carried on the statement of condition at fair value and no portion of the contract is designated as a hedging instrument. At December 31, 2023, and 2022, we had certain advances with embedded features that met the requirement to be separated from the host contract and designated the embedded features as stand-alone derivatives. The value of the embedded derivatives is included in total advances on the statement of condition. See Note 6 — Advances for the fair value of these embedded derivatives.

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

We lease office space and office equipment to run our business operations. For leases with a term of 12 months or less, we have made an accounting policy election to not recognize lease right-of-use assets and lease liabilities. At December 31, 2023 and 2022, we included in the statement of condition $20.2 million and $2.4 million, respectively, of lease right-of-use assets in other assets as well as $27.5 million and $2.2 million, respectively, of lease liabilities in other liabilities. We have recognized operating lease costs in other operating expenses on the statement of operations of $3.7 million, $2.4 million, and $2.6 million, respectively, for the years ended December 31, 2023, 2022, and 2021.

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

Restricted Retained Earnings

The joint capital enhancement agreement, as amended (the Joint Capital Agreement), provides that each FHLBank will, on a quarterly basis, contribute 20 percent of its net income to a separate restricted retained earnings account until the balance of that account, calculated as of the last day of each calendar quarter, equals at least 1 percent of that FHLBank's average balance of outstanding COs (excluding fair-value adjustments) for the calendar quarter. Restricted retained earnings are not available to pay dividends, and we present them separate from other retained earnings on the statement of condition. Any amount of restricted retained earnings that exceeds 150 percent of the contribution requirement may be reclassified to unrestricted retained earnings. No reclassification from restricted retained earnings to unrestricted retained earnings occurred during 2023.

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

Related-Party Activities

We define related parties as members who owned 10 percent or more of the voting interests of our outstanding capital stock at December 31, 2023. See Note 17 — Transactions with Shareholders for additional information.

Segment Reporting

We report on an enterprise-wide basis. The enterprise-wide method of evaluating our financial information reflects the manner in which the chief operating decision-maker manages the business.

Reclassification

Certain amounts in the 2022 and 2021 financial statements have been reclassified to conform to the financial statement presentation for the year ended December 31, 2023.

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

Compensating Balances. We maintain collected cash balances with a commercial bank in return for certain services. The related agreement contains no legal restrictions on the withdrawal of funds. The average collected cash balance was $13.8 million and $87.2 million for the years ended December 31, 2023 and 2022, respectively.

Note 5 — Investments

Interest-Bearing Deposits, Securities Purchased under Agreements to Resell, and Federal Funds Sold

We invest in interest-bearing deposits, securities purchased under agreements to resell, and federal funds sold to provide short-term liquidity. These investments are generally transacted with counterparties that have received, or whose guarantors have received, a credit rating of triple-B or greater (investment grade) by a nationally recognized statistical rating organization (NRSRO), or the equivalent. At December 31, 2023 and 2022, none of these investments were made to counterparties or, if applicable, guaranteed by entities rated below single-A.

Securities purchased under agreements to resell are short-term and are structured such that they are evaluated daily to determine if the market value of the underlying securities decreases below the market value required as collateral (i.e. subject to collateral maintenance provisions). If so, the counterparty must place an amount of additional securities as collateral or remit an equivalent amount of cash sufficient to comply with collateral maintenance provisions, generally by the next business day. Based upon the collateral held as security and collateral maintenance provisions with our counterparties, we determined that no allowance for credit losses was needed for our securities purchased under agreements to resell at December 31, 2023.

Federal funds sold are unsecured loans that are transacted on an overnight term or short-term basis. FHFA regulations include a limit on the amount of unsecured credit we may extend to a counterparty. All investments in interest-bearing deposits and federal funds sold outstanding as of December 31, 2023 and 2022, have been repaid according to the contractual terms. No allowance for credit losses was recorded for these assets at December 31, 2023 and 2022.

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

Trading Securities

Table 5.1 - Trading Securities by Major Security Type
(dollars in thousands)

	December 31, 2023	December 31, 2022
Corporate bonds	$1,395	$1,507

Table 5.2 - Net Losses on Trading Securities
(dollars in thousands)

	For the Year Ended December 31,
	2023	2022	2021
Net (losses) gains on trading securities held at year end	$(111)	$65	$(9,049)
Net losses on trading securities sold or matured during the year	—	(425)	(37,292)
Net losses on trading securities	$(111)	$(360)	$(46,341)

We do not participate in speculative trading practices and typically hold these investments over a longer time horizon.

Available-for-sale Securities

Table 5.3 - Available-for-Sale Securities by Major Security Type
(dollars in thousands)

	December 31, 2023
		Amounts Recorded in Accumulated Other Comprehensive Income
	Amortized Cost (1)	Unrealized Gains	Unrealized Losses	Fair Value
U.S. Treasury obligations	$5,684,157	$122	$(19,827)	$5,664,452
State housing-finance-agency obligations (HFA securities)	22,430	—	(625)	21,805
Supranational institutions	350,282	3	(3,910)	346,375
U.S. government-owned corporations	252,585	—	(17,394)	235,191
GSE	104,015	—	(4,594)	99,421
	6,413,469	125	(46,350)	6,367,244
MBS
U.S. government guaranteed – single-family	16,854	—	(2,421)	14,433
U.S. government guaranteed – multifamily	521,203	—	(43,527)	477,676
GSE – single-family	954,298	1,665	(51,507)	904,456
GSE – multifamily	7,779,173	3,517	(202,754)	7,579,936
	9,271,528	5,182	(300,209)	8,976,501
Total	$15,684,997	$5,307	$(346,559)	$15,343,745

	December 31, 2022
		Amounts Recorded in Accumulated Other Comprehensive Income
	Amortized Cost (1)	Unrealized Gains	Unrealized Losses	Fair Value
U.S. Treasury obligations	$5,732,249	$2,784	$(11,471)	$5,723,562
HFA securities	34,580	—	(1,806)	32,774
Supranational institutions	355,767	33	(5,448)	350,352
U.S. government-owned corporations	253,490	—	(26,290)	227,200
GSE	104,530	—	(6,864)	97,666
	6,480,616	2,817	(51,879)	6,431,554
MBS
U.S. government guaranteed – single-family	18,737	—	(2,589)	16,148
U.S. government guaranteed – multifamily	531,184	—	(54,454)	476,730
GSE – single-family	831,304	251	(66,029)	765,526
GSE – multifamily	6,115,356	322	(178,720)	5,936,958
	7,496,581	573	(301,792)	7,195,362
Total	$13,977,197	$3,390	$(353,671)	$13,626,916
_______________________
(1)    Amortized cost of available-for-sale securities includes adjustments made to the cost basis of an investment for accretion, amortization, collection of cash, and fair-value hedge accounting adjustments. Amortized cost excludes accrued interest receivable of $46.7 million and $43.1 million at December 31, 2023 and 2022, respectively.

Table 5.4 - Available-for-Sale Securities in a Continuous Unrealized Loss Position
(dollars in thousands)

	December 31, 2023
	Continuous Unrealized Loss Less than 12 Months		Continuous Unrealized Loss 12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury obligations	$1,865,124	$(1,405)	$3,319,996	$(18,422)	$5,185,120	$(19,827)
HFA securities	—	—	21,805	(625)	21,805	(625)
Supranational institutions	82,354	(188)	251,452	(3,722)	333,806	(3,910)
U.S. government-owned corporations	—	—	235,191	(17,394)	235,191	(17,394)
GSE	—	—	99,421	(4,594)	99,421	(4,594)
	1,947,478	(1,593)	3,927,865	(44,757)	5,875,343	(46,350)
MBS
U.S. government guaranteed – single-family	—	—	14,433	(2,421)	14,433	(2,421)
U.S. government guaranteed – multifamily	—	—	477,676	(43,527)	477,676	(43,527)
GSE – single-family	55,457	(117)	616,857	(51,390)	672,314	(51,507)
GSE – multifamily	1,238,598	(2,993)	5,299,421	(199,761)	6,538,019	(202,754)
	1,294,055	(3,110)	6,408,387	(297,099)	7,702,442	(300,209)
Total	$3,241,533	$(4,703)	$10,336,252	$(341,856)	$13,577,785	$(346,559)

	December 31, 2022
	Continuous Unrealized Loss Less than 12 Months		Continuous Unrealized Loss 12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury obligations	$2,792,558	$(7,428)	$1,077,821	$(4,043)	$3,870,379	$(11,471)
HFA securities	10,383	(77)	22,391	(1,729)	32,774	(1,806)
Supranational institutions	—	—	337,485	(5,448)	337,485	(5,448)
U.S. government-owned corporations	—	—	227,200	(26,290)	227,200	(26,290)
GSE	—	—	97,666	(6,864)	97,666	(6,864)
	2,802,941	(7,505)	1,762,563	(44,374)	4,565,504	(51,879)
MBS
U.S. government guaranteed – single-family	16,148	(2,589)	—	—	16,148	(2,589)
U.S. government guaranteed – multifamily	310,447	(36,177)	166,283	(18,277)	476,730	(54,454)
GSE – single-family	657,378	(52,285)	77,892	(13,744)	735,270	(66,029)
GSE – multifamily	4,516,466	(124,136)	1,210,970	(54,584)	5,727,436	(178,720)
	5,500,439	(215,187)	1,455,145	(86,605)	6,955,584	(301,792)
Total	$8,303,380	$(222,692)	$3,217,708	$(130,979)	$11,521,088	$(353,671)

Table 5.5 - Available-for-Sale Securities by Contractual Maturity
(dollars in thousands)

	December 31, 2023		December 31, 2022
Year of Maturity	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$13,820	$13,210	$250,015	$250,198
Due after one year through five years	6,082,462	6,058,571	5,011,292	4,998,056
Due after five years through 10 years	—	—	900,988	897,913
Due after 10 years	317,187	295,463	318,321	285,387
	6,413,469	6,367,244	6,480,616	6,431,554
MBS (1)	9,271,528	8,976,501	7,496,581	7,195,362
Total	$15,684,997	$15,343,745	$13,977,197	$13,626,916
_______________________
(1)    MBS are not presented by contractual maturity because their expected maturities will likely differ from contractual maturities because borrowers of the underlying loans may have the right to call or prepay obligations with or without call or prepayment fees.

Held-to-Maturity Securities

Table 5.6 - Held-to-Maturity Securities by Major Security Type
(dollars in thousands)

	December 31, 2023
	Amortized Cost(1)	Gross Unrecognized Holding Gains	Gross Unrecognized Holding Losses	Fair Value
MBS
U.S. government guaranteed – single-family	$3,123	$19	$—	$3,142
GSE – single-family	75,782	366	(812)	75,336
Total	$78,905	$385	$(812)	$78,478

	December 31, 2022
	Amortized Cost(1)	Gross Unrecognized Holding Gains	Gross Unrecognized Holding Losses	Fair Value
MBS
U.S. government guaranteed – single-family	$3,614	$29	$—	$3,643
GSE – single-family	95,454	420	(926)	94,948
Total	$99,068	$449	$(926)	$98,591
_______________________
(1)    Amortized cost of held-to-maturity securities includes adjustments made to the cost basis of an investment for accretion, amortization, and collection of cash. Amortized cost excludes accrued interest receivable of $399 thousand and $323 thousand at December 31, 2023 and 2022, respectively.

Sales of Available-for-Sale Securities and Held-to-Maturity Securities

During the year ended December 31, 2022, we sold available-for-sale securities with an amortized cost of $142.7 million and realized a net loss of $2 thousand.

During the years ended December 31, 2022 and 2021, we sold held-to-maturity MBS that had less than 15 percent of the acquired par value at the time of the sale. Such sales are treated as maturities for the purposes of security classification. These sales do not impact our ability and intent to hold the remaining investments classified as held-to-maturity through their stated maturity dates. These sales were as follows:

•In 2022, we sold held-to-maturity securities with an amortized cost of $10.4 million and a realized gain of $20 thousand; and
•In 2021, we sold held-to-maturity securities with an amortized cost of $5.6 million and a realized gain of $283 thousand.

Allowance for Credit Losses on Available-for-Sale Securities and Held-to-Maturity Securities

We evaluate available-for-sale and held-to-maturity investment securities for credit losses on a quarterly basis. Our available-for-sale and held-to-maturity securities are principally debt securities of GSE or U.S. government-owned corporations, supranational institutions, and state housing finance agency obligations, and MBS issued by Ginnie Mae, Freddie Mac, and Fannie Mae that are backed by single-family or multifamily mortgage loans. We only purchase investment-grade securities. At December 31, 2023 and 2022, all available-for-sale securities and held-to-maturity securities were rated single-A, or above, by an NRSRO, based on the lowest long-term credit rating for each security.

We evaluate individual available-for-sale securities for impairment by comparing the security’s fair value to its amortized cost. Impairment may exist when the fair value of the investment is less than its amortized cost (i.e. in an unrealized loss position). At December 31, 2023 and 2022, certain available-for-sale securities were in an unrealized loss position. These losses are considered temporary as we expect to recover the entire amortized cost basis on these available-for-sale investment securities and we neither intend to sell these securities nor do we consider it more likely than not that we will be required to sell these securities before the anticipated recovery of each security's remaining amortized cost basis. Further, we have not experienced any material payment defaults on the instruments.

We evaluate held-to-maturity securities for impairment on a collective or pooled basis unless an individual assessment is deemed necessary because the securities do not possess similar risk characteristics. We have not experienced and do not anticipate any payment defaults on these securities.

Based on our assessment of the credit worthiness of the issuers or guarantors, no allowance for credit losses was recorded on available-for-sale securities or held-to-maturity securities at December 31, 2023 and 2022.

Note 6 — Advances

General Terms. We offer a wide range of fixed- and variable-rate advance products with different maturities, interest rates, payment characteristics, and optionality. Advances have maturities ranging from one day to 30 years or longer with the approval of our credit committee. At both December 31, 2023 and 2022, we had advances outstanding with interest rates ranging from 0.00 percent to 6.23 percent. Additionally, certain advances contain embedded interest-rate features that have met the requirements to be separated from the host contract and are recorded as stand-alone derivatives, and which we economically hedge with derivatives containing offsetting interest-rate features.

Table 6.1 - Advances Outstanding by Year of Contractual Maturity
(dollars in thousands)

	December 31, 2023		December 31, 2022
	Amount	Weighted Average Rate	Amount	Weighted Average Rate
Overdrawn demand-deposit accounts	$5,909	5.76%	$2,000	4.48%
Due in one year or less	21,829,742	5.25	24,563,604	4.26
Due after one year through two years	9,069,939	4.53	10,260,956	4.05
Due after two years through three years	3,306,934	4.02	2,034,070	2.10
Due after three years through four years	2,295,317	4.37	775,951	2.35
Due after four years through five years	3,905,361	3.52	1,775,923	3.76
Due after five years through fifteen years	1,601,794	3.26	2,377,747	2.53
Thereafter	51,660	1.72	40,525	1.41
Total par value	42,066,656	4.71%	41,830,776	3.94%
Discounts	(37,289)		(34,257)
Fair value of bifurcated derivatives (1)	790		400
Fair value hedging adjustments	(71,574)		(197,338)
Total (2)	$41,958,583		$41,599,581
_________________________
(1)    At December 31, 2023 and 2022, we had certain advances with embedded features that met the requirements to be separated from the host contract and designated those embedded features as stand-alone derivatives.
(2)    Excludes accrued interest receivable of $115.0 million and $72.9 million at December 31, 2023 and 2022, respectively.

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

Table 6.2 - Advances Outstanding by Year of Contractual Maturity or Next Call Date
(dollars in thousands)

	December 31, 2023	December 31, 2022
Overdrawn demand-deposit accounts	$5,909	$2,000
Due in one year or less	26,546,662	33,919,899
Due after one year through two years	5,272,439	1,718,681
Due after two years through three years	2,989,434	1,986,570
Due after three years through four years	1,711,697	711,351
Due after four years through five years	3,887,061	1,078,603
Due after five years through fifteen years	1,601,794	2,373,147
Thereafter	51,660	40,525
Total par value	$42,066,656	$41,830,776

We currently hold putable advances that provide us with the right to require repayment prior to maturity of the advance (and thereby extinguish the advance) on predetermined exercise dates (put dates). Generally, we would exercise the put options when interest rates increase relative to contractual rates.

Table 6.3 - Advances Outstanding by Year of Contractual Maturity or Next Put Date
(dollars in thousands)

	December 31, 2023	December 31, 2022
Overdrawn demand-deposit accounts	$5,909	$2,000
Due in one year or less	27,338,812	25,751,204
Due after one year through two years	8,472,939	10,525,456
Due after two years through three years	1,996,364	2,000,070
Due after three years through four years	1,447,317	750,951
Due after four years through five years	1,955,361	1,184,423
Due after five years through fifteen years	798,294	1,576,147
Thereafter	51,660	40,525
Total par value	$42,066,656	$41,830,776

Table 6.4 - Advances by Current Interest Rate Terms
(dollars in thousands)

	December 31, 2023	December 31, 2022
Fixed-rate
Due in one year or less	$20,896,467	$24,190,034
Due after one year	15,434,085	7,786,877
Total fixed-rate	36,330,552	31,976,911

Variable-rate
Due in one year or less	939,184	375,570
Due after one year	4,796,920	9,478,295
Total variable-rate	5,736,104	9,853,865
Total par value	$42,066,656	$41,830,776

Credit Risk Exposure and Security Terms. Our advances are primarily made to our members, including commercial banks, insurance companies, savings institutions, and credit unions. We manage our credit exposure to secured member credit products through an integrated approach that generally includes credit limits for borrowers based on the amount and value of available collateral, ongoing reviews of each borrower's financial condition, and collateral and lending policies that are intended to limit risk of loss while balancing borrowers' needs for a reliable source of funding.

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

Residential mortgage loans are the principal form of collateral for advances. The estimated value of the collateral pledged to secure each borrower's credit products is calculated by applying collateral discounts, or haircuts, to the market value or par value of the collateral, as applicable. We require all borrowers that pledge securities collateral to place physical possession of such securities collateral with our safekeeping agent, the borrower's approved designated agent, or the borrower's securities corporation, subject to a control agreement giving us appropriate control over such collateral. In addition, community financial institutions are eligible to use expanded statutory collateral provisions for small-business and agriculture loans. The Bank has a lien on and holds the stock of a member in the Bank as further collateral security for all indebtedness of the member to the Bank. Collateral arrangements may vary depending upon borrower credit quality, financial condition, performance, borrowing capacity, and our overall credit exposure to the borrower. We can call for additional or substitute collateral to further safeguard our security interest. We also have policies and procedures for validating the reasonableness of our collateral valuations. In addition, we perform collateral verifications based on the risk profile of the borrower and other considerations. We believe that these policies effectively manage our credit risk from advances.

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

Using a risk-based approach and taking into consideration each borrower's financial strength, we consider the types and level of collateral to be the primary indicator of credit quality on our credit products. At December 31, 2023 and 2022, we had rights to collateral, on a borrower-by-borrower basis, with an estimated value greater than our outstanding extensions of credit.

We continue to evaluate and make changes to our collateral guidelines based on market conditions. At December 31, 2023 and 2022, none of our advances were past due, on nonaccrual status, or considered impaired. In addition, there were no modifications for borrowers experiencing financial difficulties related to advances during the years ended December 31, 2023 and 2022.

Based upon the collateral held as security, our credit extension and collateral policies, management's credit analysis, and the repayment history on advances, we have not recorded any allowance for credit losses on our advances at December 31, 2023, and 2022.

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

Table 6.5 - Advances Prepayment Fees
(dollars in thousands)

	For the Year Ended December 31,
	2023	2022	2021
Prepayment fees received from borrowers	$135	$1,726	$54,537
Hedging fair-value adjustments on prepaid advances	733	1,280	(6,356)
Net discounts (premiums) associated with prepaid advances	—	303	(14,162)
Advance prepayment fees recognized in income, net	$868	$3,309	$34,019

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

Table 7.1 - Mortgage Loans Held for Portfolio
(dollars in thousands)

	December 31, 2023	December 31, 2022
Real estate
Fixed-rate 15-year single-family mortgages	$192,104	$224,307
Fixed-rate 20- and 30-year single-family mortgages	2,831,319	2,496,044
Premiums	39,990	40,305
Discounts	(2,222)	(1,660)
Deferred derivative gains, net	140	1,333
Total mortgage loans held for portfolio(1)	3,061,331	2,760,329
Less: allowance for credit losses	(2,000)	(1,900)
Total mortgage loans, net of allowance for credit losses	$3,059,331	$2,758,429
________________________
(1)    Excludes accrued interest receivable of $17.8 million and $14.3 million at December 31, 2023 and 2022, respectively.

Table 7.2 - Mortgage Loans Held for Portfolio by Collateral/Guarantee Type
(dollars in thousands)

	December 31, 2023	December 31, 2022
Conventional mortgage loans	$2,877,109	$2,557,230
Government mortgage loans	146,314	163,121
Total par value	$3,023,423	$2,720,351

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

For loans in which we buy or sell participations from or to other FHLBanks that participate in the MPF program (MPF Banks), the amount of the first-loss account remaining to absorb losses for loans that we own is partly dependent on the percentage of our participation in such loans. Assuming losses occur on a proportional basis between loans that we own and loans owned by other MPF Banks, at December 31, 2023 and 2022, the amount of first-loss account remaining for losses allocable to us was $33.5 million and $31.6 million, respectively.

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

Payment Status of Mortgage Loans. Payment status is a key credit quality indicator for conventional mortgage loans and allows us to monitor borrower performance. A past due loan is one for which the borrower has failed to make a full payment of principal and interest within 30 days of its due date. Other delinquency statistics include nonaccrual loans and loans in process of foreclosure. Tables 7.3 and 7.4 present the payment status for conventional mortgage loans and other delinquency statistics for all mortgage loans at December 31, 2023 and 2022.

Table 7.3 - Credit Quality Indicator for Conventional Mortgage Loans
(dollars in thousands)

	December 31, 2023
	Year of Origination
Payment Status at Amortized Cost(1)	Prior to 2019	2019 to 2023	Total
Past due 30-59 days delinquent	$9,392	$5,630	$15,022
Past due 60-89 days delinquent	3,068	1,694	4,762
Past due 90 days or more delinquent	6,841	889	7,730
Total past due	19,301	8,213	27,514
Total current loans	1,169,734	1,715,134	2,884,868
Total conventional mortgage loans	$1,189,035	$1,723,347	$2,912,382

	December 31, 2022
	Year of Origination
Payment Status at Amortized Cost(1)	Prior to 2018	2018 to 2022	Total
Past due 30-59 days delinquent	$9,640	$9,274	$18,914
Past due 60-89 days delinquent	2,844	1,554	4,398
Past due 90 days or more delinquent	9,638	5,444	15,082
Total past due	22,122	16,272	38,394
Total current loans	1,161,468	1,394,290	2,555,758
Total conventional mortgage loans	$1,183,590	$1,410,562	$2,594,152
_________________________
(1)    Amortized cost excludes accrued interest receivable.

Table 7.4 - Other Delinquency Statistics of Mortgage Loans
(dollars in thousands)

	December 31, 2023
	Amortized Cost in Conventional Mortgage Loans	Amortized Cost in Government Mortgage Loans	Total
In process of foreclosure (1)	$1,742	$623	$2,365
Serious delinquency rate (2)	0.27%	0.94%	0.30%
Past due 90 days or more still accruing interest	$—	$1,356	$1,356
Loans on nonaccrual status (3)	$7,913	$—	$7,913

	December 31, 2022
	Amortized Cost in Conventional Mortgage Loans	Amortized Cost in Government Mortgage Loans	Total
In process of foreclosure (1)	$2,898	$891	$3,789
Serious delinquency rate (2)	0.58%	1.42%	0.63%
Past due 90 days or more still accruing interest	$—	$2,359	$2,359
Loans on nonaccrual status (3)	$15,246	$—	$15,246
_______________________
(1)    Includes loans where the decision of foreclosure or similar alternative such as pursuit of deed-in-lieu of foreclosure has been reported.
(2)    Loans that are 90 days or more past due or in the process of foreclosure expressed as a percentage of the amortized cost of the total loan portfolio class.
(3)    As of December 31, 2023 and 2022, $4.3 million and $8.7 million, respectively, of conventional mortgage loans on nonaccrual status did not have an associated allowance for credit losses because either these loans were charged off or the fair value of the underlying collateral, including any credit enhancements, is greater than the amortized cost of the loans.

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

Table 7.5 presents a roll forward of the allowance for credit losses on conventional mortgage loans for the years ended December 31, 2023, 2022, and 2021.

Table 7.5 - Allowance for Credit Losses on Conventional Mortgage Loans
(dollars in thousands)

	2023	2022	2021
Allowance for credit losses (1)
Balance, beginning of year	$1,900	$1,700	$3,100
Net recoveries	23	29	62
Provision for (reduction of) credit losses	77	171	(1,462)
Balance, end of year	$2,000	$1,900	$1,700
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

The servicer provides and maintains insurance or a guarantee from the applicable government agency. The servicer is responsible for compliance with all government agency requirements and for obtaining the benefit of the applicable insurance or guaranty with respect to defaulted government-guaranteed mortgage loans. Any losses incurred on these loans that are not recovered from the insurer or guarantor are absorbed by the related servicer. Therefore, we only have credit risk for these loans if the servicer fails to pay for losses not covered by insurance or guarantees, but in such instances we would have recourse against the servicer for such failure. Due to government guarantees or insurance on our government loans, there is no allowance for credit losses for the government mortgage loan portfolio as of December 31, 2023 and 2022. Additionally, government mortgage loans are not placed on nonaccrual status due to the government guarantee or insurance on these loans and the contractual obligation of the loan servicers to repurchase their related loans when certain criteria are met.

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

We may use derivatives to adjust the effective maturity, repricing frequency, or option characteristics of our financial instruments, including our advances products, investments, and COs to achieve risk-management objectives. We have the following types of hedges qualifying for hedge accounting treatment (qualifying hedges) and hedges that do not qualify for hedge accounting treatment (non-qualifying hedges):

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

Types of Derivatives

We primarily use the following derivatives instruments to reduce funding costs and/or to manage our interest-rate risks:

•Interest-Rate Swaps. An interest-rate swap is an agreement between two entities to exchange cash flows in the future. The agreement sets the dates on which the cash flows will be exchanged and the manner in which the cash flows will be calculated. One of the simplest forms of an interest-rate swap involves the promise by one party to pay cash flows equivalent to the interest on a notional amount at a predetermined fixed rate for a stated period of time to the counterparty. In return for this promise, this party receives cash flows equivalent to the interest on the same notional amount at a variable-rate index for the same period of time from the counterparty. The variable-rate indices on our outstanding derivative transactions are either the overnight-index swap rate based on the federal funds effective rate (Federal Funds-OIS), or the overnight-index swap rate based on the Secured Overnight Financing Rate (SOFR-OIS).
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

In a typical cash-flow hedge of anticipated CO issuance, we may enter into interest-rate swaps to hedge the cost of anticipated future issuance of fixed-rate CO bonds against potential rising interest rates. The interest-rate swap is terminated upon issuance of the fixed-rate CO bond. Changes in fair value of the hedging derivative, to the extent that the hedge is effective, will be recorded in accumulated other comprehensive income and reclassified into earnings in the period or periods during which the cash flows of the fixed-rate CO bond affect earnings (beginning upon issuance and continuing over the life of the CO bond).

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

Table 8.1 - Fair Value of Derivative Instruments
(dollars in thousands)

	December 31, 2023			December 31, 2022
	Notional Amount of Derivatives	Derivative Assets	Derivative Liabilities	Notional Amount of Derivatives	Derivative Assets	Derivative Liabilities
Derivatives designated as hedging instruments
Interest-rate swaps	$51,587,480	$77,093	$(1,009,217)	$38,356,160	$47,000	$(1,394,051)
Forward-start interest-rate swaps	1,391,000	254	(170)	1,391,000	756	(40)
Total derivatives designated as hedging instruments	52,978,480	77,347	(1,009,387)	39,747,160	47,756	(1,394,091)

Derivatives not designated as hedging instruments
Interest-rate swaps	90,000	—	(729)	107,000	1	(226)
CO bond firm commitments	—	—	—	35,000	50	—
Mortgage-delivery commitments (1)	29,995	290	—	3,454	47	(2)
Total derivatives not designated as hedging instruments	119,995	290	(729)	145,454	98	(228)
Total notional amount of derivatives	$53,098,475			$39,892,614
Total derivatives before netting and collateral adjustments		77,637	(1,010,116)		47,854	(1,394,319)
Netting adjustments and cash collateral, including related accrued interest (2)		305,436	1,007,099		382,890	1,368,679
Derivative assets and derivative liabilities		$383,073	$(3,017)		$430,744	$(25,640)
_______________________
(1)    Mortgage-delivery commitments are classified as derivatives with changes in fair value recorded in other income.
(2)    Amounts represent the effect of master-netting agreements intended to allow us to settle positive and negative positions with the same counterparty. Cash collateral posted, including accrued interest, was $1.3 billion and $1.8 billion at December 31, 2023, and 2022, respectively. The change in cash collateral posted is included in the net change in interest-bearing deposits in the statement of cash flows. Cash collateral including accrued interest received was $3.8 million at December 31, 2023. There was no cash collateral and related accrued interest received at December 31, 2022.

Tables 8.2 presents the net gains (losses) on qualifying fair-value hedging relationships. Gains (losses) on derivatives include unrealized changes in fair value as well as net interest settlements.

Table 8.2 - Net Gains (Losses) on Fair Value Hedging Relationships
(dollars in thousands)

	For the Year Ended December 31, 2023
	Advances	Available-for-sale Securities	CO Bonds
Total interest income (expense) presented on the statements of operations	$2,112,864	$793,846	$(1,837,365)

Gains (losses) on fair value hedging relationships
Changes in fair value:
Derivatives	$(126,844)	$(314,934)	$490,730
Hedged items	123,385	303,057	(489,360)
Net changes in fair value before price alignment interest	(3,459)	(11,877)	1,370
Price alignment interest(1)	(8,267)	(51,573)	1,505
Net interest settlements on derivatives(2)(3)	181,022	465,478	(639,270)
Net gains (losses) on qualifying hedging relationships	169,296	402,028	(636,395)
Amortization/accretion of discontinued hedging relationships	(1,701)	—	(2,100)
Net gains (losses) on derivatives and hedging activities recorded in net interest income	$167,595	$402,028	$(638,495)

	For the Year Ended December 31, 2022
	Advances	Available-for-sale Securities	CO Bonds
Total interest income (expense) presented on the statements of operations	$631,838	$354,512	$(591,546)

Gains (losses) on fair value hedging relationships
Changes in fair value:
Derivatives	$209,234	$1,438,662	$(1,206,071)
Hedged items	(206,017)	(1,397,528)	1,207,056
Net changes in fair value before price alignment interest	3,217	41,134	985
Price alignment interest(1)	(2,285)	(12,540)	391
Net interest settlements on derivatives(2)(3)	7,704	33,981	(114,582)
Net gains (losses) on qualifying hedging relationships	8,636	62,575	(113,206)
Amortization/accretion of discontinued hedging relationships	(990)	—	2,045
Net gains (losses) on derivatives and hedging activities recorded in net interest income	$7,646	$62,575	$(111,161)

	For the Year Ended December 31, 2021
	Advances	Available-for-sale Securities	CO Bonds
Total interest income (expense) presented on the statements of operations	$170,003	$73,314	$(210,052)

Gains (losses) on fair value hedging relationships
Changes in fair value:
Derivatives	$85,265	$280,707	$(197,016)
Hedged items	(84,296)	(273,132)	197,116
Net changes in fair value before price alignment interest	969	7,575	100
Price alignment interest(1)	20	66	(4)
Net interest settlements on derivatives(2)(3)	(60,285)	(120,524)	67,028
Net (losses) gains on qualifying hedging relationships	(59,296)	(112,883)	67,124
Amortization/accretion of discontinued hedging relationships	(2,064)	—	2,804
Net (losses) gains on derivatives and hedging activities recorded in net interest income	$(61,360)	$(112,883)	$69,928
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

Table 8.3 - Net (Losses) Gains on Cash Flow Hedging Relationships
(dollars in thousands)

	For the Year Ended December 31,
	2023	2022	2021
Forward-start interest rate swaps - CO Bonds
Losses reclassified from accumulated other comprehensive loss into interest expense	$(4,422)	$(5,539)	$(5,949)
(Losses) gains recognized in other comprehensive income	(940)	63,235	(7,875)

For the years ended December 31, 2023, 2022, and 2021, there were no reclassifications from accumulated other comprehensive income into earnings as a result of the discontinuance of cash-flow hedges because the original forecasted transactions were not expected to occur by the end of the originally specified period or within a two-month period thereafter. As of December 31, 2023, the maximum length of time over which we are hedging our exposure to the variability in future cash flows for forecasted transactions is seven years.

As of December 31, 2023, the amount of deferred net losses on derivatives accumulated in other comprehensive income related to cash flow hedges expected to be reclassified to earnings during the next 12 months is $1.3 million.

Table 8.4 - Cumulative Basis Adjustments for Fair-Value Hedges
(dollars in thousands)

	December 31, 2023
Line Item in Statement of Condition	Amortized Cost of Hedged Asset/ Liability(1)	Basis Adjustments for Active Hedging Relationships Included in Amortized Cost	Basis Adjustments for Discontinued Hedging Relationships Included in Amortized Cost	Cumulative Amount of Fair Value Hedging Basis Adjustments
Advances	$12,462,606	$(75,477)	$3,903	$(71,574)
Available-for-sale securities	11,441,105	(887,018)	—	(887,018)
Consolidated obligation bonds	25,800,040	(893,704)	31,604	(862,100)
_______________________
(1)    Includes only the amortized cost of hedged items in fair-value hedging relationships.

Impacts on Statement of Cash Flows. Cash paid or received for cleared derivatives variation margin is included on the statement of cash flows in either net change in derivatives and hedging activities as an operating activity or net payments on derivatives with a financing element as a financing activity. The table below shows the impact of variation margin for cleared derivatives on the statement of cash flows:

Table 8.5 - Impact of Variation Margin for Cleared Derivatives on the Statement of Cash Flows
(dollars in thousands)

	Increase (decrease) on Cash Flow Statement
	For the Year Ended December 31,
	2023	2022	2021
Operating activity - net change in derivatives and hedging activities	$(161,627)	$1,633,293	$257,727
Financing activity - net payments on derivatives with a financing element	16,926	161,289	69,021
Total variation margin (posted) received on cleared derivatives	$(144,701)	$1,794,582	$326,748

Managing Credit Risk on Derivatives. We are subject to credit risk on our hedging activities due to the risk of nonperformance by nonmember counterparties (including DCOs and their clearing members acting as agent to the DCOs as well as uncleared counterparties) to the derivative agreements. We manage credit risk through credit analyses of derivative counterparties, collateral requirements and adherence to the requirements set forth in our policies, U.S. Commodity Futures Trading Commission (the CFTC) regulations, and FHFA regulations.

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

Uncleared derivative transactions entered on or after September 1, 2022, are subject to two-way initial margin requirements as mandated by the Wall Street Reform and Consumer Protection Act, if the aggregate uncleared derivative transaction exposure to a counterparty exceeds a specified threshold. The initial margin is required to be held at a third-party custodian and does not change ownership. Rather, the party in respect of which the initial margin has been posted to the third-party custodian will have a security interest in the amount of initial margin required under the uncleared margin regulations but can only take ownership upon the occurrence of certain events, including its counterparty's event of default due to bankruptcy, insolvency, or similar proceeding. As of December 31, 2023, none of our aggregate uncleared derivative transaction exposures with any of our counterparties exceeded the specified delivery thresholds for initial margin.

Based on credit analyses and collateral requirements, we do not anticipate any credit losses on our uncleared derivative agreements.

Derivatives that we use containing any optionality are not currently eligible for clearing. Accordingly, such derivatives, including the derivatives used to hedge issuance of callable CO bonds, are executed with our uncleared derivatives counterparties. Certain of our uncleared derivatives master-netting agreements contain provisions that require us to post additional collateral with our uncleared derivatives counterparties if our credit ratings are lowered. Under the terms that govern such agreements, if our credit rating is lowered by Moody's or S&P to a certain level, we are required to deliver additional collateral on uncleared derivatives. In the event of a split between such credit ratings, the lower rating governs. The aggregate fair value of all uncleared derivatives with these provisions that were in a net-liability position (before cash collateral and related accrued interest) at December 31, 2023, was $928.2 million for which we had delivered collateral with a post-haircut value of $928.9 million in accordance with the terms of the master-netting agreements. Securities collateral is subject to valuation haircuts in accordance with the terms of the master-netting arrangements. Table 8.6 sets forth the post-haircut value of incremental collateral that certain uncleared derivatives counterparties could have required us to deliver based on incremental credit rating downgrades at December 31, 2023.

Table 8.6 - Post Haircut Value of Incremental Collateral to be Delivered as of December 31, 2023
(dollars in thousands)

Ratings Downgrade (1)
From	To	Incremental Collateral
AA+	AA or AA-	$—
AA-	A+, A or A-	—
A-	below A-	83,883
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

Table 8.7 presents separately the fair value of derivatives that are subject to netting due to a legal right of offset based on the terms of our master netting arrangements or similar agreements as of December 31, 2023 and 2022, which includes cleared and uncleared interest rate swaps, and the fair value of derivatives that are not subject to such netting, which includes mortgage delivery commitments and CO bond firm commitments. Derivatives subject to netting include any related cash collateral received from or pledged to counterparties.

Table 8.7 - Netting of Derivative Assets and Derivative Liabilities
(dollars in thousands)

	December 31, 2023
	Derivative Instruments Meeting Netting Requirements
	Gross Recognized Amount	Gross Amounts of Netting Adjustments and Cash Collateral	Derivative Instruments Not Meeting Netting Requirements	Total Derivative Assets and Total Derivative Liabilities
Derivative Assets
Interest-rate swaps
Uncleared	$72,517	$(69,838)		$2,679
Cleared	4,830	375,274		380,104
Mortgage delivery commitments			$290	290
Total				$383,073

Derivative Liabilities
Interest-rate swaps
Uncleared	$(997,974)	$994,957		$(3,017)
Cleared	(12,142)	12,142		—
Total				$(3,017)

	December 31, 2022
	Derivative Instruments Meeting Netting Requirements
	Gross Recognized Amount	Gross Amounts of Netting Adjustments and Cash Collateral	Derivative Instruments Not Meeting Netting Requirements	Total Derivative Assets and Total Derivative Liabilities
Derivative Assets
Interest-rate swaps
Uncleared	$23,782	$(23,782)		$—
Cleared	23,975	406,672		430,647
CO bond firm commitments			$50	50
Mortgage delivery commitment			47	47
Total				$430,744

Derivative Liabilities
Interest-rate swaps
Uncleared	$(1,393,632)	$1,367,994		$(25,638)
Cleared	(684)	684		—
Mortgage delivery commitment			$(2)	(2)
Total				$(25,640)

Note 9 — Deposits

We offer demand and overnight deposits for members and qualifying nonmembers. Members that service mortgage loans may deposit funds collected in connection with mortgage loans pending disbursement of such funds to the owners of the mortgage loans, which we classify as "other" in the following table.

Deposits classified as demand, overnight, and other pay interest based on a daily interest rate. The average interest rate paid on average deposits during 2023 and 2022 was 4.36 percent and 1.01 percent, respectively.

Table 9.1 - Deposits
(dollars in thousands)

	December 31, 2023	December 31, 2022
Interest-bearing
Demand and overnight	$896,005	$632,635
Other	—	1,867
Noninterest-bearing
Other	26,874	20,985
Total deposits	$922,879	$655,487

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

The par values of the FHLBanks' outstanding COs, including COs on which other FHLBanks are primarily liable, were $1.2 trillion at both December 31, 2023 and 2022, respectively. Regulations require each FHLBank to maintain unpledged qualifying assets equal to outstanding COs for which it is primarily liable. Such qualifying assets include cash; secured advances; obligations of or fully guaranteed by the U.S.; obligations, participations, or other instruments of or issued by Fannie Mae or Ginnie Mae; mortgages, obligations, or other securities which are or ever have been sold by Freddie Mac; and such securities as fiduciary and trust funds may invest in under the laws of the state in which the FHLBank is located. Any assets subject to a lien or pledge for the benefit of holders of any issues of COs are treated as if they were free from lien or pledge for purposes of compliance with these regulations.

CO Bonds.

Table 10.1 - CO Bonds Outstanding by Contractual Maturity
(dollars in thousands)

	December 31, 2023		December 31, 2022
	Amount	Weighted Average Rate (1)	Amount	Weighted Average Rate (1)
Due in one year or less	$17,841,615	4.27%	$10,616,385	3.15%
Due after one year through two years	7,476,350	2.86	5,321,650	1.85
Due after two years through three years	7,014,955	1.76	4,993,600	1.70
Due after three years through four years	2,854,250	2.94	5,951,355	1.10
Due after four years through five years	2,712,400	2.94	2,099,000	2.24
Thereafter	3,193,305	2.95	3,916,865	2.09
Total par value	41,092,875	3.30%	32,898,855	2.17%
Premiums	32,419		27,902
Discounts	(14,451)		(8,033)
Hedging adjustments	(862,100)		(1,353,181)
Total	$40,248,743		$31,565,543
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

Table 10.2 - CO Bonds Outstanding by Call Feature
(dollars in thousands)

	December 31, 2023	December 31, 2022
Noncallable and nonputable	$18,882,235	$15,039,805
Callable	22,210,640	17,859,050
Total par value	$41,092,875	$32,898,855

Table 10.3 - CO Bonds Outstanding by Contractual Maturity or Next Call Date
(dollars in thousands)

	December 31, 2023	December 31, 2022
Due in one year or less	$30,900,615	$26,319,885
Due after one year through two years	4,203,850	1,843,150
Due after two years through three years	2,487,955	1,952,600
Due after three years through four years	852,750	1,370,355
Due after four years through five years	1,171,400	438,000
Thereafter	1,476,305	974,865
Total par value	$41,092,875	$32,898,855

Table 10.4 - CO Bonds by Interest Rate-Payment Type
(dollars in thousands)

	December 31, 2023	December 31, 2022
Fixed-rate	$32,454,235	$22,667,605
Step-up (1)	5,626,140	6,031,250
Simple variable-rate	3,012,500	4,200,000
Total par value	$41,092,875	$32,898,855
_______________________
(1)    Step-up bonds pay interest at increasing fixed rates for specified intervals over the life of the CO bond and can be called at our option on the step-up dates.

CO Discount Notes. Outstanding CO discount notes for which we were primarily liable, all of which are due within one year, were as follows:

Table 10.5 - CO Discount Notes Outstanding
(dollars in thousands)

	Book Value	Par Value	Weighted Average Rate (1)
December 31, 2023	$22,000,546	$22,150,970	5.31%
December 31, 2022	$26,975,260	$27,109,244	4.22%
_______________________
(1)    CO discount notes' weighted-average rate represents a yield to maturity excluding concession fees.

Note 11 — Affordable Housing Program

The FHLBank Act requires each FHLBank to establish and maintain an AHP to provide subsidies in the form of direct grants or below-market interest-rates on advances (AHP advances). These funds are intended to assist in the purchase, construction, or rehabilitation of housing for very low and low- or moderate-income households with incomes at or below 80 percent of area median income. Each FHLBank recognizes AHP assessment expense at least equal to the greater of 10 percent of its previous year's net income before interest expense associated with mandatorily redeemable capital stock and the assessment for AHP (AHP earnings), or the prorated sum required to ensure the aggregate contribution by the FHLBanks is no less than $100 million for each year. We accrue this expense monthly based on our AHP earnings, and the accruals are accumulated into our AHP payable account. We may elect to voluntarily contribute amounts in addition to the required accruals. We reduce our AHP payable account as we disburse the funds either in the form of direct grants to member institutions or as a discount on below-market-rate AHP advances.

If we experience a net loss during a quarter, but still have AHP earnings for the year, our obligation to the AHP would be calculated based on our AHP earnings for that calendar year. In annual periods where our AHP earnings are zero or less, our required AHP assessment is zero since our required annual contribution is limited to our annual AHP earnings. If the result of the aggregate 10 percent calculation described above is less than $100 million for all the FHLBanks, then each FHLBank would be required to contribute such prorated sums as may be required to ensure that the aggregate contributions by the FHLBanks equals $100 million. The proration would be made on the basis of the income of the FHLBanks for the year, except that the required annual AHP contribution for an FHLBank cannot exceed its AHP earnings for the year pursuant to an FHFA regulation. Each FHLBank's required annual AHP contribution is limited to its annual net earnings. Our required AHP expense for 2023, 2022, and 2021 was $28.6 million, $20.5 million, and $7.7 million, respectively. Additionally, in 2023, 2022, and 2021 we voluntarily contributed $2.0 million, $5.5 million and $4.8 million, respectively, to our AHP, resulting in total combined contribution amounts of $30.6 million for 2023, $26.0 million for 2022, and $12.5 million for 2021.

There was no shortfall, as described above, in 2023, 2022, or 2021. If an FHLBank is experiencing financial instability and finds that its required AHP contributions are contributing to the financial instability, the FHLBank may apply to the FHFA for a temporary suspension of its contributions. We did not make such an application in 2023, 2022, or 2021.

Table 11.1 - AHP Liability
(dollars in thousands)

	2023	2022
Balance at beginning of year	$76,622	$70,503
AHP expense for the period	28,648	20,521
AHP voluntary contribution	2,000	5,479
AHP direct grant disbursements	(16,144)	(17,683)
AHP subsidy for AHP advance disbursements	(3,965)	(3,155)
Return of previously disbursed grants and subsidies	3	957
Balance at end of year	$87,164	$76,622

Note 12 — Capital

Regulatory Capital Requirements. We are subject to three capital requirements under our capital plan, the FHLBank Act, and FHFA regulations and guidance:

1.    Risk-based capital. We are required to maintain at all times permanent capital, defined as the amounts paid-in for Class B stock and retained earnings, in an amount at least equal to the sum of our credit-risk, market-risk, and operational-risk capital requirements, all of which are calculated in accordance with FHFA rules and regulations, referred to herein as the risk-based capital requirement.

2.    Total regulatory capital. We are required to maintain at all times a total capital-to-assets ratio of at least four percent. Regulatory capital is the sum of permanent capital, the amount of any general loss allowance if consistent with GAAP and not established for specific assets, and other amounts from sources determined by the FHFA as available to absorb losses.

3.    Leverage capital. We are required to maintain at all times a leverage capital-to-assets ratio of at least five percent. Leverage capital is defined as the sum of permanent capital weighted 1.5 times and all other components of total capital.

The FHFA has authority to require us to maintain greater minimum capital levels than is required based on FHFA rules and regulations.

Table 12.1 - Regulatory Capital Requirements
(dollars in thousands)

	December 31, 2023		December 31, 2022
	Required	Actual	Required	Actual
Risk-based capital	$628,052	$3,839,236	$463,694	$3,732,036

Regulatory capital	$2,685,691	$3,839,236	$2,515,902	$3,732,036
Capital-to-asset ratio	4.0%	5.7%	4.0%	5.9%

Leverage capital	$3,357,114	$5,758,854	$3,144,877	$5,598,054
Leverage capital-to-assets ratio	5.0%	8.6%	5.0%	8.9%

Capital Stock. We are a cooperative whose members own most of our capital stock. Former members, including certain nonmembers that own our capital stock as a result of merger or acquisition, relocation, or involuntary termination of membership, own the remaining capital stock to support business transactions still carried on our statement of condition or, for a small amount of capital stock held by former members, until the five-year redemption period applicable to their membership stock is complete. Shares of capital stock cannot be purchased or sold except between us and our members at $100 per share par value. Each member is required to purchase Class B stock equal to 0.05 percent of the value of the member's total assets measured as of December 31 of the preceding year, subject to a current minimum balance of $10 thousand and a current maximum balance of $5 million (the membership stock investment requirement), and 3.00 percent for overnight advances, 4.00 percent for all other advances, 0.25 percent for outstanding letters of credit, and 4.50 percent of the par value of certain mortgage loans we purchased through the MPF program (collectively, the activity-based stock-investment requirement). The sum of the membership stock investment requirement and the activity-based stock investment requirement, rounded up to the nearest whole share, represents the total stock investment requirement.

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

The redemption-notice period can also be triggered by the involuntary termination of membership of a member by our board of directors or by the FHFA, the merger or acquisition of a member into a nonmember institution, or the relocation of a member to a principal location outside our district. At the end of the redemption-notice period, if the former member's activity-based stock investment requirement is greater than zero, we may require the associated remaining obligations to us to be satisfied in full prior to allowing the former member to redeem the remaining shares.

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
•our board of directors may modify the membership stock-investment requirement or the activity-based stock-investment requirement, or both, to address expected shortfalls in capitalization due to membership termination;
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

Redemption of capital stock is subject to the redemption-notice period and our satisfaction of applicable minimum capital requirements. For the years ended December 31, 2023, 2022, and 2021, dividends on mandatorily redeemable capital stock of $545 thousand, $474 thousand, and $192 thousand, respectively, were recorded as interest expense.

Table 12.2 - Mandatorily Redeemable Capital Stock
(dollars in thousands)

	2023	2022	2021
Balance at beginning of year	$10,290	$13,562	$6,282
Capital stock subject to mandatory redemption reclassified from capital	2,096	8,961	10,265
Redemption/repurchase of mandatorily redeemable capital stock	(6,303)	(12,233)	(2,985)
Balance at end of year	$6,083	$10,290	$13,562

The number of stockholders holding mandatorily redeemable capital stock was 14, 11, and 14 at December 31, 2023, 2022, and 2021, respectively.

Table 12.3 - Mandatorily Redeemable Capital Stock by Expiry of Redemption Notice Period
(dollars in thousands)

	December 31, 2023	December 31, 2022
Past redemption date (1)	$2,778	$2,980
Due in one year or less	—	59
Due after one year through two years	435	—
Due after two years through three years	689	435
Due after three years through four years	960	689
Due after four years through five years	1,221	6,127
Total	$6,083	$10,290
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

Excess Capital Stock Repurchases. Our capital plan provides us with the sole discretion to repurchase capital stock from a member at par value that is in excess of the amount required to meet the member's total stock investment requirement (excess capital stock) subject to all applicable limitations. In conducting any repurchases, we repurchase any shares that are the subject of an outstanding redemption notice from the member from whom we are repurchasing prior to repurchasing any other shares that are in excess of the member's total stock-investment requirement (TSIR). We generally repurchase excess stock held by any shareholder whose excess stock exceeds the lesser of $3.0 million or 3.00 percent of the shareholder’s total stock investment requirement, subject to a minimum repurchase of $100,000. We plan to continue with this practice, subject to regulatory requirements and our anticipated liquidity or capital management needs, although continued repurchases remain at our sole discretion, and we retain authority to suspend repurchases of excess stock from any shareholder or all shareholders without prior notice. In addition to daily repurchases, subject to our sole discretion, shareholders may request that we voluntarily repurchase excess stock shares at any time. We may also allow the member to sell the excess capital stock at par value to another one of our members.

At December 31, 2023 and 2022, members and nonmembers with capital stock outstanding held excess capital stock totaling $46.5 million and $56.9 million, respectively, representing approximately 2.3 percent and 2.8 percent, respectively, of total capital stock outstanding. FHFA rules limit our ability to create member excess capital stock under certain circumstances. We may not pay dividends in the form of capital stock or issue new excess capital stock to members if our excess capital stock exceeds one percent of our total assets or if the issuance of excess capital stock would cause our excess capital stock to exceed one percent of our total assets. At December 31, 2023, we had excess capital stock outstanding totaling 0.1 percent of our total assets. For the year ended December 31, 2023, we complied with the FHFA's excess capital stock rule.

Restricted Retained Earnings. At December 31, 2023, our restricted retained earnings contribution requirement totaled $606.4 million. At December 31, 2023 and 2022, restricted retained earnings totaled $451.2 million and $399.7 million, respectively. These restricted retained earnings are not available to pay dividends.

Capital Classification Determination. We are subject to the FHFA's regulation on FHLBank capital classification and critical capital levels (the Capital Rule). The Capital Rule, among other things, defines criteria for four capital classifications and corrective action requirements for FHLBanks that are classified in any classification other than adequately capitalized. An adequately capitalized FHLBank is one that has sufficient permanent and total capital to satisfy its risk-based and minimum capital requirements. We satisfied these requirements at December 31, 2023. However, pursuant to the Capital Rule, the FHFA has discretion to reclassify an FHLBank and modify or add to corrective action requirements for a particular capital classification. If we become classified into a capital classification other than adequately capitalized, we will be subject to the corrective action requirements for that capital classification in addition to being subject to prohibitions on declaring dividends and redeeming or repurchasing capital stock. By letter dated March 13, 2024, the Director of the FHFA notified us that, based on December 31, 2023 financial information, we met the definition of adequately capitalized under the Capital Rule.

Note 13 — Accumulated Other Comprehensive Income (Loss)

Table 13.1 - Accumulated Other Comprehensive Income (Loss)
(dollars in thousands)

	Net Unrealized Gain (Loss) on Available-for-sale Securities	Net Unrealized Gain (Loss) Relating to Hedging Activities	Pension and Postretirement Benefits	Total
Balance, December 31, 2020	$48,568	$(24,365)	$(8,064)	$16,139
Other comprehensive income (loss) before reclassifications:
Net unrealized gains (losses)	9,445	(7,875)	—	1,570
Net actuarial gain	—	—	4,059	4,059
Reclassifications from other comprehensive income to net income
Amortization - hedging activities (1)	—	5,949	—	5,949
Amortization - pension and postretirement benefits (2)	—	—	1,250	1,250
Other comprehensive income (loss)	9,445	(1,926)	5,309	12,828
Balance, December 31, 2021	58,013	(26,291)	(2,755)	28,967
Other comprehensive (loss) income before reclassifications:
Net unrealized (losses) gains	(408,296)	63,234	—	(345,062)
Net actuarial gain	—	—	4,310	4,310
Reclassifications from other comprehensive income to net income
Reclassification of realized net loss included in net income	2	—	—	2
Amortization - hedging activities (1)	—	5,539	—	5,539
Amortization - pension and postretirement benefits (2)	—	—	(181)	(181)
Other comprehensive (loss) income	(408,294)	68,773	4,129	(335,392)
Balance, December 31, 2022	(350,281)	42,482	1,374	(306,425)
Other comprehensive income (loss) before reclassifications:
Net unrealized gains (losses)	9,029	(940)	—	8,089
Net actuarial loss	—	—	(625)	(625)
Reclassifications from other comprehensive income to net income
Amortization - hedging activities (1)	—	4,422	—	4,422
Other comprehensive income (loss)	9,029	3,482	(625)	11,886
Balance, December 31, 2023	$(341,252)	$45,964	$749	$(294,539)
_______________________
(1)    Recorded in CO bond interest expense.
(2)    Recorded in other expenses in the statement of operations.

Note 14 — Employee Retirement Plans

Qualified Defined Benefit Multiemployer Plan. We participate in the Pentegra Defined Benefit Plan for Financial Institutions (the Pentegra Defined Benefit Plan), a funded, tax-qualified, noncontributory defined-benefit pension plan. The Pentegra Defined Benefit Plan is treated as a multiemployer plan for accounting purposes, but operates as a multiple-employer plan under the Employee Retirement Income Security Act of 1974, as amended (ERISA), and the Internal Revenue Code. Accordingly, certain multiemployer plan disclosures are not applicable to the Pentegra Defined Benefit Plan. Under the Pentegra Defined Benefit Plan, contributions made by a participating employer may be used to provide benefits to employees of other participating employers since assets contributed by an employer are not segregated in a separate account or restricted to provide benefits only to employees of that employer. Also, in the event a participating employer is unable to meet its contribution requirements, the required contributions for the other participating employers could increase proportionately. The plan covers substantially all of our employees hired before January 1, 2021. In November 2020, the board of directors elected to freeze the Pentegra Defined Benefit Plan such that employees hired on or after January 1, 2021, were ineligible to participate in the Pentegra Defined Benefit Plan, and on January 1, 2024, future benefit accruals under the plan ceased for all employees that were hired before January 1, 2021. We were not required to nor did we pay a funding improvement surcharge to the plan for the years ended December 31, 2023, 2022, and 2021.

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

The most recent Form 5500 available for the Pentegra Defined Benefit Plan is for the plan year ended June 30, 2022. For the Pentegra Defined Benefit Plan plan years ended June 30, 2021 and 2020, our contributions did not represent more than five percent of the total contributions to the Pentegra Defined Benefit Plan.

Table 14.1 - Pentegra Defined Benefit Plan Net Pension Cost and Funded Status
(dollars in thousands)

	For the Years Ended December 31,
	2023		2022		2021
Net pension cost	$580		$704		$883
Pentegra Defined Benefit Plan funded status as of July 1	113.6%	(1)	119.1%	(2)	130.6%
Our funded status as of July 1(1)	108.3%		119.2%		136.4%
______________________
(1)    The funded status as of July 1, 2023, is preliminary and may increase because the participating employers are permitted to make designated contributions through March 15, 2024, for the plan year ended June 30, 2023. Any such contributions will be included in the final valuation as of July 1, 2023. The final funded status as of July 1, 2023, will not be available until the Form 5500 for the plan year ended June 30, 2024 is filed (expected to be no later than April 2025).
(2)    The funded status as of July 1, 2022, is preliminary and may increase because the participating employers were permitted to make designated contributions through March 15, 2023, for the plan year ended June 30, 2022. Any such contributions will be included in the final valuation as of July 1, 2022. The final funded status as of July 1, 2022, will not be available until the Form 5500 for the plan year ended June 30, 2023 is filed (expected to be no later than April 2024).

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

In November 2020, the board of directors adopted changes to the Pentegra Defined Contribution Plan to add, subject to certain limitations of the Internal Revenue Code, a non-elective, non-matching contribution from the Bank of six percent of each eligible employee’s salary for employees who are ineligible to accrue benefits under the Pentegra Defined Benefit Plan, either because they were hired on or after January 1, 2021, or because benefit accruals have ceased on January 1, 2024.

Nonqualified Defined Contribution Plan. We also maintain the Thrift Benefit Equalization Plan, a nonqualified, unfunded deferred compensation plan covering certain of our senior officers and directors. The plan's liability consists of the accumulated compensation deferrals and the accumulated earnings on these deferrals. Our obligation from this plan was $13.6 million and $11.4 million at December 31, 2023 and 2022, respectively, which is recorded in other liabilities on the statement of condition. We maintain a rabbi trust, which is recorded in other assets on the statement of condition, intended to satisfy future benefit obligations. Our matching contributions are charged to compensation and benefits expense and are not considered to be material.

In November 2020, the board of directors adopted changes to the Thrift Benefit Equalization Plan to add, subject to certain limitations of the Internal Revenue Code, a non-elective, non-matching contribution from the Bank of six percent of each eligible executive participant's salary for certain senior officers who are ineligible to accrue benefits under the Nonqualified Supplemental Defined Benefit Retirement Plan, either because they were hired on or after January 1, 2021, or because benefit accruals have ceased on January 1, 2024.

Nonqualified Supplemental Defined Benefit Retirement Plan. We also maintain a nonqualified, single-employer unfunded defined-benefit plan covering certain senior officers, for which our obligation is detailed below. We maintain a rabbi trust which is recorded in other assets on the statement of condition, intended to satisfy future benefit obligations.

In November 2020, the board of directors elected to freeze this plan. Senior officers hired on or after January 1, 2021, were ineligible to participate in the plan, and on January 1, 2024, future benefit accruals under the plan ceased for all senior officers.

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

Table 14.2 - Pension and Postretirement Benefit Obligation, Fair Value of Plan Assets, and Funded Status
(dollars in thousands)

	Nonqualified Supplemental Defined Benefit Retirement Plan		Postretirement Benefits
	December 31, 2023	December 31, 2022	December 31, 2023	December 31, 2022
Change in benefit obligation (1)
Benefit obligation at beginning of year	$13,980	$19,828	$1,131	$1,658
Service cost	592	856	20	34
Interest cost	661	497	56	48
Actuarial loss (gain)	587	(3,726)	38	(584)
Benefits paid	(12)	(129)	(26)	(25)
Settlements	—	(3,346)	—	—
Benefit obligation at end of year	15,808	13,980	1,219	1,131

Change in plan assets
Fair value of plan assets at beginning of year	—	—	—	—
Employer contribution	12	3,475	26	25
Benefits paid	(12)	(129)	(26)	(25)
Settlements	—	(3,346)	—	—
Fair value of plan assets at end of year	—	—	—	—
Funded status at end of year	$(15,808)	$(13,980)	$(1,219)	$(1,131)
______________________
(1)    Represents the projected benefit obligation for the nonqualified supplemental defined benefit retirement plan and the accumulated postretirement benefit obligation for postretirement benefits.

Table 14.3 - Pension and Postretirement Benefits Recognized in Accumulated Other Comprehensive Income
(dollars in thousands)

	Nonqualified Supplemental Defined Benefit Retirement Plan		Postretirement Benefits
	December 31, 2023	December 31, 2022	December 31, 2023	December 31, 2022
Net actuarial gain	$(701)	$(1,288)	$(48)	$(85)

The accumulated benefit obligation for the nonqualified supplemental defined benefit retirement plan was $15.8 million and $13.7 million at December 31, 2023 and 2022, respectively.

Table 14.4 - Net Periodic Benefit Cost and Other Amounts Recognized in Other Comprehensive Income
(dollars in thousands)

	Nonqualified Supplemental Defined Benefit Retirement Plan			Postretirement Benefits
	2023	2022	2021	2023	2022	2021
Net Periodic Benefit Cost
Service cost	$592	$856	$1,347	$20	$34	$45
Interest cost	661	497	407	56	48	43
Amortization of net actuarial loss	—	290	543	—	39	52
Settlement (gain) loss	—	(510)	655	—	—	—
Net periodic benefit cost	1,253	1,133	2,952	76	121	140

Other Changes in Benefit Obligations Recognized in Accumulated Other Comprehensive Income (Loss)
Amortization of net actuarial loss	—	(290)	(543)	—	(39)	(52)
Net actuarial (gain) loss	587	(3,726)	(3,960)	38	(584)	(99)
Settlement gain (loss) recognized in earnings	—	510	(655)	—	—	—
Total amount recognized in other comprehensive income	587	(3,506)	(5,158)	38	(623)	(151)
Total amount recognized in net periodic benefit cost and other comprehensive income	$1,840	$(2,373)	$(2,206)	$114	$(502)	$(11)

Table 14.5 - Pension and Postretirement Benefit Plan Key Assumptions

	Nonqualified Supplemental Defined Benefit Retirement Plan		Postretirement Benefits
	2023	2022	2023	2022
Benefit obligation
Discount rate	4.78%	4.90%	4.84%	5.03%
Salary increases	5.50%	5.50%	—	—

Net periodic benefit cost
Discount rate	4.90%	2.32%	5.03%	2.85%
Salary increases	5.50%	5.50%	—	—

The discount rate for the nonqualified supplemental defined benefit retirement plan was determined by using a discounted cash-flow analysis using the FTSE Pension Discount Curve as of December 31, 2023.

Our nonqualified supplemental defined benefit retirement plan and postretirement benefits are not funded; therefore, no contributions will be made in 2024 other than the payment of benefits.

Table 14.6 - Estimated Future Benefit Payments
(dollars in thousands)

	Estimated Future Payments
	Nonqualified Supplemental Defined Benefit Retirement Plan	Postretirement Benefits
2024	$2,974	$28
2025	4,804	30
2026	2,702	32
2027	207	36
2028	239	38
2029-2033	1,750	238

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

We review the fair-value hierarchy classifications on a quarterly basis. Changes in the observability of the valuation inputs may result in a reclassification of certain assets or liabilities. There were no such transfers into or out of Level 3 of the fair value hierarchy during the years ended December 31, 2023 and 2022.

Table 15.1 presents the carrying value, fair value, and fair value hierarchy of our financial assets and liabilities at December 31, 2023 and 2022. We record trading securities, available-for-sale securities, derivative assets, derivative liabilities, and certain other assets at fair value on a recurring basis and certain mortgage loans at fair value on a non-recurring basis. We record all other financial assets and liabilities at amortized cost. Refer to Table 15.2 for further details about the financial assets and liabilities held at fair value on either a recurring or non-recurring basis.

Table 15.1 - Fair Value Summary
(dollars in thousands)

	December 31, 2023
	Carrying Value	Total Fair Value	Level 1	Level 2	Level 3	Netting Adjustments and Cash Collateral(2)
Financial instruments
Assets:
Cash and due from banks	$53,412	$53,412	$53,412	$—	$—	$—
Interest-bearing deposits	1,643,587	1,643,587	1,643,587	—	—	—
Securities purchased under agreements to resell	1,600,000	1,599,996	—	1,599,996	—	—
Federal funds sold	2,500,000	2,499,995	—	2,499,995	—	—
Trading securities(1)	1,395	1,395	—	1,395	—	—
Available-for-sale securities(1)	15,343,745	15,343,745	—	15,321,940	21,805	—
Held-to-maturity securities	78,905	78,478	—	78,478	—	—
Advances	41,958,583	41,834,762	—	41,834,762	—	—
Mortgage loans, net	3,059,331	2,796,000	—	2,781,976	14,024	—
Accrued interest receivable	185,709	185,709	—	185,709	—	—
Derivative assets(1)	383,073	383,073	—	77,637	—	305,436
Other assets (1)	28,369	28,369	13,724	14,645	—	—
Liabilities:
Deposits	(922,879)	(922,830)	—	(922,830)	—	—
COs:
Bonds	(40,248,743)	(39,887,287)	—	(39,887,287)	—	—
Discount notes	(22,000,546)	(21,998,576)	—	(21,998,576)	—	—
Mandatorily redeemable capital stock	(6,083)	(6,083)	(6,083)	—	—	—
Accrued interest payable	(269,517)	(269,517)	—	(269,517)	—	—
Derivative liabilities(1)	(3,017)	(3,017)	—	(1,010,116)	—	1,007,099
Other:
Commitments to extend credit for advances	—	(2,101)	—	(2,101)	—	—
Standby letters of credit	(1,340)	(1,340)	—	(1,340)	—	—

	December 31, 2022
	Carrying Value	Total Fair Value	Level 1	Level 2	Level 3	Netting Adjustments and Cash Collateral(2)
Financial instruments
Assets:
Cash and due from banks	$7,593	$7,593	$7,593	$—	$—	$—
Interest-bearing deposits	1,485,290	1,485,290	1,485,290	—	—	—
Federal funds sold	2,706,000	2,705,992	—	2,705,992	—	—
Trading securities(1)	1,507	1,507	—	1,507	—	—
Available-for-sale securities(1)	13,626,916	13,626,916	—	13,594,142	32,774	—
Held-to-maturity securities	99,068	98,591	—	98,591	—	—
Advances	41,599,581	41,378,357	—	41,378,357	—	—
Mortgage loans, net	2,758,429	2,483,271	—	2,462,257	21,014	—
Accrued interest receivable	134,268	134,268	—	134,268	—	—
Derivative assets(1)	430,744	430,744	—	47,854	—	382,890
Other assets(1)	25,504	25,504	11,950	13,554	—	—
Liabilities:
Deposits	(655,487)	(655,425)	—	(655,425)	—	—
COs:
Bonds	(31,565,543)	(30,981,391)	—	(30,981,391)	—	—
Discount notes	(26,975,260)	(26,972,926)	—	(26,972,926)	—	—
Mandatorily redeemable capital stock	(10,290)	(10,290)	(10,290)	—	—	—
Accrued interest payable	(130,515)	(130,515)	—	(130,515)	—	—
Derivative liabilities(1)	(25,640)	(25,640)	—	(1,394,319)	—	1,368,679
Other:
Commitments to extend credit for advances	—	(13,327)	—	(13,327)	—	—
Standby letters of credit	(1,168)	(1,168)	—	(1,168)	—	—
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

As of December 31, 2023, multiple vendor prices were received for substantially all of our investment securities and the final prices for substantially all of those securities were computed by averaging the prices received. The relative proximity of the prices received supports our conclusion that the final computed prices are reasonable estimates of fair value. Our fixed-rate HFA securities fall within Level 3 of the fair-value hierarchy due to the current lack of market activities for these bonds.

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

The discounted cash-flow model uses market-observable inputs (inputs that are actively quoted and can be validated to external sources), including the following:

•Discount rate assumption. For all derivatives cleared through a DCO the discount rate used is SOFR-OIS. For our bilateral, non-cleared interest-rate derivatives the discount rate used is either SOFR-OIS, or Federal Funds-OIS, depending on the terms of the International Swaps and Derivatives Association (ISDA) agreement we have with each derivative counterparty.
•Forward interest-rate assumption. Forward rates based on the Federal Funds-OIS swap curve or forward rates implied by the SOFR-OIS swap curve.
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

Fair Value Measured on a Recurring and Nonrecurring Basis.

Table 15.2 - Fair Value of Assets and Liabilities Measured at Fair Value on a Recurring and Nonrecurring Basis
(dollars in thousands)

	December 31, 2023
	Level 1	Level 2	Level 3	Netting Adjustments and Cash Collateral (1)	Total
Assets:
Carried at fair value on a recurring basis
Trading securities:
Corporate bonds	$—	$1,395	$—	$—	$1,395
Available-for-sale securities:
U.S. Treasury obligations	—	5,664,452	—	—	5,664,452
HFA securities	—	—	21,805	—	21,805
Supranational institutions	—	346,375	—	—	346,375
U.S. government-owned corporations	—	235,191	—	—	235,191
GSE	—	99,421	—	—	99,421
U.S. government guaranteed – single-family MBS	—	14,433	—	—	14,433
U.S. government guaranteed – multifamily MBS	—	477,676	—	—	477,676
GSE – single-family MBS	—	904,456	—	—	904,456
GSE – multifamily MBS	—	7,579,936	—	—	7,579,936
Total available-for-sale securities	—	15,321,940	21,805	—	15,343,745
Derivative assets:
Interest-rate-exchange agreements	—	77,347	—	305,436	382,783
Mortgage delivery commitments	—	290	—	—	290
Total derivative assets	—	77,637	—	305,436	383,073
Other assets	13,724	14,645	—	—	28,369
Total assets carried at fair value on a recurring basis	$13,724	$15,415,617	$21,805	$305,436	$15,756,582
Liabilities:
Carried at fair value on a recurring basis
Derivative liabilities
Interest-rate-exchange agreements	$—	$(1,010,116)	$—	$1,007,099	$(3,017)
Total liabilities carried at fair value on a recurring basis	$—	$(1,010,116)	$—	$1,007,099	$(3,017)

	December 31, 2022
	Level 1	Level 2	Level 3	Netting Adjustments and Cash Collateral(1)	Total
Assets:
Carried at fair value on a recurring basis
Trading securities:
Corporate bonds	$—	$1,507	$—	$—	$1,507
Available-for-sale securities:
U.S. Treasury obligations	—	5,723,562	—	—	5,723,562
HFA securities	—	—	32,774	—	32,774
Supranational institutions	—	350,352	—	—	350,352
U.S. government-owned corporations	—	227,200	—	—	227,200
GSE	—	97,666	—	—	97,666
U.S. government guaranteed – single-family MBS	—	16,148	—	—	16,148
U.S. government guaranteed – multifamily MBS	—	476,730	—	—	476,730
GSE – single-family MBS	—	765,526	—	—	765,526
GSE – multifamily MBS	—	5,936,958	—	—	5,936,958
Total available-for-sale securities	—	13,594,142	32,774	—	13,626,916
Derivative assets:
Interest-rate-exchange agreements	—	47,757	—	382,890	430,647
CO Bond firm commitments	—	50	—	—	50
Mortgage delivery commitments	—	47	—	—	47
Total derivative assets	—	47,854	—	382,890	430,744
Other assets	11,950	13,554	—	—	25,504
Total assets carried at fair value on a recurring basis	$11,950	$13,657,057	$32,774	$382,890	$14,084,671
Carried at fair value on a nonrecurring basis(2)
Mortgage loans held for portfolio	—	—	90	—	90
Total assets carried at fair value on a nonrecurring basis	$—	$—	$90	$—	$90
Liabilities:
Carried at fair value on a recurring basis
Derivative liabilities
Interest-rate-exchange agreements	$—	$(1,394,317)	$—	$1,368,679	$(25,638)
Mortgage delivery commitments	—	(2)	—	—	(2)
Total liabilities carried at fair value on a recurring basis	$—	$(1,394,319)	$—	$1,368,679	$(25,640)
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

Table 15.3 presents a reconciliation of available-for-sale securities that are measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the years ended December 31, 2023, 2022, and 2021.

Table 15.3 - Roll Forward of Level 3 Available-for-Sale HFA Securities
(dollars in thousands)

	For the Year ended December 31,
	2023	2022	2021
Balance at beginning of year	$32,774	$62,265	$122,549
Total gains (losses) included in other comprehensive income
Net unrealized gains (losses)	1,181	(741)	3,316
Sales, maturities, and settlements
Maturities	(10,300)	(27,000)	(61,320)
Settlements	(1,850)	(1,750)	(2,280)
Balance at end of year	$21,805	$32,774	$62,265

Total amount of unrealized gains (losses) for the period included in other comprehensive income relating to securities held at period end	$719	$(960)	$124

Note 16 — Commitments and Contingencies

Joint and Several Liability. COs are backed by the financial resources of the FHLBanks. The FHFA has authority to require any FHLBank to repay all or a portion of the principal and interest on COs for which another FHLBank is the primary obligor. No FHLBank has ever been asked or required to repay the principal or interest on any CO on behalf of another FHLBank. We evaluate the financial condition of the other FHLBanks primarily based on known regulatory actions, publicly available financial information, and individual long-term credit-rating action as of each period-end presented. Based on this evaluation, as of December 31, 2023, and through the filing of this report, we do not believe it is likely that we will be required to repay the principal or interest on any CO on behalf of another FHLBank.

We have considered applicable FASB guidance and determined it is not necessary to recognize a liability for the fair value of our joint and several liability for all of the COs. The joint and several obligation is mandated by the FHLBank Act, as implemented by FHFA regulations, and is not the result of an arms-length transaction among the FHLBanks. The FHLBanks have no control over the amount of the guaranty or the determination of how each FHLBank would perform under the joint and several obligation. Because the FHLBanks are subject to the authority of the FHFA as it relates to decisions involving the allocation of the joint and several liability for the FHLBanks' COs, the FHLBanks' joint and several obligation is excluded from the initial recognition and measurement provisions. Accordingly, we have not recognized a liability for our joint and several obligation related to other FHLBanks' COs at December 31, 2023 and 2022. The par amounts of other FHLBanks' outstanding COs for which we are jointly and severally liable totaled $1.1 trillion at both December 31, 2023 and 2022. See Note 10 — Consolidated Obligations for additional information.

Off-Balance-Sheet Commitments

Table 16.1 - Off-Balance Sheet Commitments (1)
(dollars in thousands)

	December 31, 2023			December 31, 2022
	Expire within one year	Expire after one year	Total	Expire within one year	Expire after one year	Total
Standby letters of credit outstanding (2)	$8,217,388	$207,677	$8,425,065	$10,148,761	$77,521	$10,226,282
Commitments for unused lines of credit - advances (3)	1,113,354	—	1,113,354	1,123,269	—	1,123,269
Commitments to make additional advances	13,170	20,463	33,633	57,024	29,010	86,034
Commitments to invest in mortgage loans	29,995	—	29,995	3,454	—	3,454
Unsettled CO bonds, at par	131,500	—	131,500	172,140	—	172,140
Unsettled CO discount notes, at par	61,008	—	61,008	32,480	—	32,480

__________________________
(1)    We have determined that it is unnecessary to record any liability for credit losses on these agreements based on our credit extension and collateral policies.
(2)    The amount of standby letters of credit outstanding excludes commitments to issue standby letters of credit that expire within one year. At December 31, 2023 and 2022, these amounts totaled $16.0 million and $22.0 million, respectively. Also excluded are commitments to issue standby letters of credit that expire after one year totaling $13.1 million at December 31, 2023.
(3)    Commitments for unused line-of-credit advances are generally for periods of up to 12 months. Since many of these commitments are not expected to be drawn upon, the total commitment amount does not necessarily indicate future liquidity requirements.

Standby Letters of Credit. For a fee, we issue standby letters of credit on behalf of our members to support certain obligations of the members to third-party beneficiaries. These standby letters of credit are generally subject to the same collateralization and borrowing limits similar to advances. Standby letters of credit may be offered to assist members and nonmember housing associates in facilitating residential housing finance, community lending, and asset-liability management, and to provide liquidity. In particular, members often use standby letters of credit as collateral for deposits from state and local government agencies. If we are required to make payment for a beneficiary's draw, our strategy is to take prompt action to recover the funds paid to the third-party beneficiary, including converting the payment amount into a collateralized advance to the primary obligor, withdrawing the payment amount from the primary obligor's demand deposit account with us, or selling collateral pledged by the primary obligor in a commercially reasonable manner to offset the payment amount. Historically, standby letters of credit usually expire without being drawn upon. At December 31, 2023, the outstanding standby letters of credit issued expire no later than 2033. Currently, we offer new standby letters of credit with terms typically up to 10 years, while terms greater than 10 years may be available on an exception basis. Unearned fees for the value of the guarantees related to standby letters of credit are recorded in other liabilities and totaled $1.3 million and $1.2 million at December 31, 2023 and 2022, respectively.

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

Related Parties. We define related parties as members who owned 10 percent or more of the voting interests of our capital stock outstanding at year end. Each member eligible to vote is entitled to cast by ballot one vote for each share of stock that it was required to hold as of the record date, which is December 31, of the year prior to each election, subject to the limitation that no member may cast more votes than the average number of shares of our stock that is required to be held by all members located in such member's state. Under the FHLBank Act and FHFA regulations, each member directorship is designated to one of the six states in our district. Eligible members are permitted to vote all their eligible shares for one candidate for each open member directorship in the state in which the member is located and for each open independent directorship. A nonmember stockholder is not entitled to cast votes for the election of directors unless it was a member as of the record date. At December 31, 2023 and 2022, no shareholder owned more than 10 percent of the total voting interests due to statutory limits on members' voting rights, therefore, we did not have any related parties.

Shareholder Concentrations. We consider shareholder concentrations as holdings of capital stock (including mandatorily redeemable capital stock) by individual members or nonmembers in excess of 10 percent of total capital stock outstanding. At December 31, 2023, no shareholder had more than 10 percent of total capital stock outstanding.

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

Table 17.2 - Transactions with Directors' Institutions
(dollars in thousands)

	Capital Stock Outstanding	Percent of Total Capital Stock	Par Value of Advances	Percent of Total Par Value of Advances	Total Accrued Interest Receivable	Percent of Total Accrued Interest Receivable on Advances
December 31, 2023	$201,250	9.8%	$4,485,824	10.7%	$5,953	5.2%
December 31, 2022	374,123	18.3	8,683,521	20.8	5,803	8.0

Note 18 — Transactions with Other FHLBanks

We may occasionally enter into transactions with other FHLBanks. These transactions are summarized below.

Overnight Funds. We may borrow or lend unsecured overnight funds from or to other FHLBanks. All such transactions are at current market rates. Interest income and interest expense related to these transactions with other FHLBanks are included within other interest income and interest expense from other borrowings in the statement of operations. During the years ended December 31, 2023 and 2022, we recorded $716 thousand and $194 thousand, respectively, in interest income on loans to other FHLBanks. Interest expense for loans from other FHLBanks was $113 thousand and $307 thousand for the years ended December 31, 2023 and 2022, respectively. There was no interest income nor interest expense on/for loans to/from other FHLBanks at December 31, 2021.

MPF Mortgage Loans. We pay a transaction-services fee and a membership fee to the FHLBank of Chicago for our participation in the MPF program. For the years ended December 31, 2023, 2022, and 2021, we recorded $1.9 million, $2.0 million, and $2.4 million, respectively in MPF transaction-services fee expense to the FHLBank of Chicago which has been recorded in the statement of operations as other expense. The membership fee has been recorded in the statement of operations as an operating expense, and totaled $600 thousand for each of the years ended December 31, 2023, 2022, and 2021. In addition, we receive an MPF performance fee from the FHLBank of Chicago. We did not receive an MPF performance fee for the year ended December 31, 2023. The MPF performance fee for the years ended December 31, 2022, and 2021 amounted to $225 thousand, and $125 thousand, respectively, and was recorded in the statement of operations as other income.

COs. From time to time, one FHLBank may transfer to another FHLBank the COs for which the transferring FHLBank was originally the primary obligor but upon transfer the assuming FHLBank becomes the primary obligor. During the years ended December 31, 2023 and 2022, there were no transferred debt obligations. During the year ended December 31, 2021, we transferred to other FHLBanks debt obligations with par amounts of $171.2 million and fair values of approximately $174.0 million on the day they were transferred.

Note 19 — Subsequent Events

On February 16, 2024, the board of directors declared a cash dividend at an annualized rate of 8.40 percent based on daily average capital stock balances outstanding during the fourth quarter of 2023. The dividend, including dividends classified as interest on mandatorily redeemable capital stock, amounted to $41.6 million and was paid on March 4, 2024.

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

Our management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures, with the participation of the president and chief executive officer and chief financial officer, as of December 31, 2023. Based on that evaluation, our president and chief executive officer and chief financial officer have concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of December 31, 2023.

Management's Report on Internal Control over Financial Reporting

Management's report on internal control over financial reporting as of December 31, 2023, is included in Item 8 — Financial Statements and Supplementary Data — Management's Report on Internal Control over Financial Reporting.

The Bank's independent registered public accounting firm, PricewaterhouseCoopers LLP, has also issued a report regarding the effectiveness of the Bank's internal control over financial reporting as of December 31, 2023, which is included in Item 8 — Financial Statements and Supplementary Data — Report of Independent Registered Public Accounting Firm — PricewaterhouseCoopers LLP.

Changes in Internal Control over Financial Reporting

During the quarter ended December 31, 2023, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. OTHER INFORMATION

None

Item 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our board of directors is constituted of a combination of member directors (each of whom must be a director or officer of a member) nominated and elected by our members on a state-by-state basis and independent directors nominated by our board and elected by a plurality of all our members. Our board of directors is currently constituted of eight member directorships and seven independent directorships. Three of the independent directorships are designated as "public interest" with a minimum of two required by law.

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

Based on the requirements of the Election Regulation, the Director of the FHFA allocated our member directorships among the six New England states that comprise our district for each of 2023 and 2022 as follows:

Table 37 - Member Directorships by State

Member Directorships
Connecticut	1
Maine	1
Massachusetts	3
New Hampshire	1
Rhode Island	1
Vermont	1
Total	8

Our annual election was completed in the fourth quarter of 2023 and involved elections for one Massachusetts member directorship, one Maine member directorship, and two independent directorships. See — Annual Director Elections below for additional information on the election.

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

The Bank’s bylaws include diversity of the board as a factor that may be considered in making independent director nominations, and the Governance Committee of the board (which has responsibility for recommending candidates for nomination for independent directorships) and the board consider this factor in each of their nomination decisions. The Governance Committee and the board consider competency in matters of diversity, equity, and inclusion as a factor in their nomination decisions. In addition, at the commencement of elections for both independent and member directors, we include a statement in the relevant publicity that our board of directors seeks to promote diversity in its composition and encourages nominations of and applications from eligible diverse candidates. The Election Regulation permits our directors, officers, attorneys, employees, agents, and Advisory Council to support the candidacy of the board of director nominees for independent directorships.

In determining whom to nominate for independent directorships, the board of directors selected:

•Michael Brown, Rear Admiral, United States Navy (Retired), in 2023, based on his experience in cybersecurity, including as the founder and president of a cybersecurity consultancy and extensive service with the United States government, including the United States Navy, United States Department of Homeland Security, and the Office of the Director of National Intelligence;
•Eric L. Chatman (chairman) in 2023, to serve as a public interest director based on his affordable housing experience, including through his prior role as president and executive officer of the Connecticut Housing Finance Authority and his current role as the executive vice president and chief financial officer of Housing Partnership Network; his prior FHLBank System experience as treasurer of the Federal Home Loan Bank of Des Moines; his private banking experience; and his significant capital markets experience;
•Duncan Barnard in 2022, based on his experience as a chief internal auditor at CLS Bank, a designated financial market utility, managing risk and compliance analytics groups at Accenture and PricewaterhouseCoopers, and as a partner at Ernst & Young;
•Robert Tourigny in 2022, to serve as a public interest director based on his affordable housing experience representing low- to moderate-income families and community interests, including in his current role as the executive director of NeighborWorks Southern New Hampshire;
•E. Macey Russell in 2021, based on his experience as a partner at Choate, Halle & Stewart, LLP, advising on complex commercial litigation and representing financial institutions, banks, business, and corporations in disputes involving a variety of matters and his significant expertise in matters of diversity, equity and inclusion in the legal profession;
•Thomas J. Curry in 2020, based on his prior experience serving as the Comptroller of the Currency of the United States, as a member of the Federal Deposit Insurance Corporation’s board of directors, and as Commissioner of Banks for the Commonwealth of Massachusetts (in 2023, he was redesignated as a public interest director); and
•Antoinette C. Lazarus in 2020, based on her significant experience in compliance, risk management, regulatory matters and accounting; valuable understanding of the fund management and insurance industries; and involvement in multiple boards of directors of charitable organizations.

Further, directors Chatman and Lazarus have been independent directors of the Bank prior to their most recent nominations, and our board of directors considered their experience gained from serving on our board in selecting them for their most recent nominations.

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

As contemplated by the Election Regulation, no in-person meeting of the members was held in connection with the election. Information about the results of the election was reported to the members via email and on current report on Form 8-K filed with the SEC on October 20, 2023, as supplemented by a Form 8-K/A filed with the SEC on January 17, 2024.

Information Regarding Current Directors

The following table sets forth certain information regarding each of the directors currently serving on the Bank’s board.

Table 38 - Director Information

Name	Director Type	Director Since	Current Term Expires	Board Committees
Duncan Barnard	Independent	January 1, 2023	December 31, 2026	(a), (b), (c), (h), (i)
Donna L. Boulanger	Member	January 1, 2014	December 31, 2025	(d), (g), (i)
Michael A. Brown	Independent	January 1, 2024	December 31, 2027	(c), (e), (h)
Caroline R. Carpenter	Member	January 1, 2023	December 31, 2026	(e), (g), (h)
Eric L. Chatman	Independent	June 16, 2014	December 31, 2027	(i), (j)
Thomas J. Curry	Independent	January 1, 2021	December 31, 2024	(a), (d), (e), (f), (i)
Dwight M. Davidsen	Member	January 1, 2020	December 31, 2024	(a), (f), (g), (i)
Antoinette C. Lazarus	Independent	January 1, 2017	December 31, 2024	(a), (b), (d), (f), (i)
Edward F. Manzi, Jr.	Member	January 1, 2020	December 31, 2027	(a), (b), (c), (g), (i)
Kevin D. Miller	Member	January 1, 2023	December 31, 2026	(b), (d), (e)
William M. Parent	Member	January 1, 2022	December 31, 2025	(a), (b), (f), (h), (i)
David J. Rotatori	Member	January 1, 2022	December 31, 2025	(c), (g), (h)
E. Macey Russell	Independent	January 1, 2022	December 31, 2025	(a), (e), (f), (g), (i)
Robert Tourigny	Independent	January 1, 2023	December 31, 2026	(b), (c), (e)
John C. Witherspoon	Member	January 1, 2016	December 31, 2027	(a), (c), (d), (f), (i)
_______________________
a.Executive Committee
b.Audit Committee
c.Finance Committee
d.Governance/Government Relations Committee
e.Housing & Community Development Committee
f.Human Resources and Compensation Committee
g.Risk Committee
h.Technology Committee
i.Ad Hoc Committee
j.Chairman of the board, ex officio member of all committees

Member Directors

The member directors currently serving on the board of directors provided the information set forth below regarding their principal occupation, business experience, and other matters.

Donna L. Boulanger, age 70, has served as chief executive officer and director (formerly trustee) of North Brookfield Savings Bank, located in North Brookfield, Massachusetts, from February 2008 through April 1, 2021, when she served as only chief executive officer and no longer president until her retirement on April 5, 2022. Since January 2022, she has also served as director and trustee, respectively, of its holding companies, TruNorth Bancorp, Inc., and TruNorth Bancorp, MHC. Ms. Boulanger also currently serves on the board of directors of the Depositors Insurance Fund, a Bank member.

Caroline R. Carpenter, age 58, has served as president and chief executive officer of National Bank of Middlebury, located in Middlebury, Vermont, since January 2015, and, prior to that, also served as its chief operating officer, executive vice president, technology manager, and information security officer. She is also a board member and executive vice president of Middlebury National Corporation, the single entity holding company of National Bank of Middlebury. Ms. Carpenter also serves on the board of Community Financial Services Group, a trust and wealth management company, which is collectively owned by National Bank of Middlebury, Woodsville Guaranty Savings Bank, and Community National Bank.

Dwight M. Davidsen, age 56, has served as senior vice president of Citizens Bank, N.A., located in Providence, Rhode Island, since November 2013. Mr. Davidsen has more than 20 years of experience managing funding and liquidity at large regional banks.

Edward F. Manzi, Jr., age 64, has served as president and chief executive officer of Fidelity Co-Operative Bank, located in central Massachusetts, since July 1997, and has served there also as chairman since August 2010. Mr. Manzi is also a certified public accountant.

Kevin D. Miller, age 57, a certified public accountant, has served as chief operating officer and chief financial officer of Profile Bank in Rochester, New Hampshire, since 2007. Prior to that, Mr. Miller served as chief financial officer of First Seacoast Bank, vice president of finance at East Boston Savings Bank, and partner at T.C. Edwards & Co., PC., an accounting firm. Mr. Miller also currently serves on the board of directors of the Rochester, New Hampshire, Chamber of Commerce and as a trustee of the New Hampshire Bankers Association Insurance Trust.

William M. Parent, age 62, has served as chief strategy officer of Easthampton Savings Bank, located in Easthampton, Massachusetts, since October 2022. Prior to that, Mr. Parent served as president, chief executive officer, and director of Envision Bank in Quincy, Massachusetts, and its parent, Randolph Bancorp, since April 2020. From June 2010 through April 2019, Mr. Parent served as president, chief executive officer, and director of Blue Hills Bank and Blue Hills Bancorp, Inc., in Norwood, Massachusetts. From April 2019 through February 2020, Mr. Parent served as director of Rockland Trust Company and Independent Bancorp, Inc., in Rockland Massachusetts, following its acquisition of Blue Hills Bank. Mr. Parent is a non-practicing certified public accountant.

David J. Rotatori, age 52, has served as president and a director of Ion Bank in Naugatuck, Connecticut, and its parent, Ion Financial MHC, since July 2017, and also as chief executive officer since January 2019. Before his promotion to president of Ion Bank, he was chief risk officer there since September 2009, chief financial officer since June 2012, and also served as corporate secretary for several years. He also worked at Ion Bank for five years early in his career as a staff accountant and internal auditor. Mr. Rotatori’s previous experience includes senior financial roles at People’s United Bank (one year) and Webster Bank (ten years), both in Connecticut, and as a senior accountant at KPMG (three years).

John C. Witherspoon, (vice chairman) age 67, has served as a director of Skowhegan Savings Bank in Skowhegan, Maine, since November 2007 and served there also as president and chief executive officer from November 2007 until December 2019. Prior positions included serving as chief executive officer of the Finance Authority of Maine between 2004 and 2007, and as president and chief executive officer of United Kingfield Bank and its predecessor, Kingfield Savings Bank, from 1984 until 2004.

Independent Directors

The independent directors currently serving on the board of directors provided the following information about their principal occupation, business experience, and other matters.

Duncan Barnard, age 58, since 2018, has served as the chief internal auditor for CLS Bank, a designated financial market utility headquartered in New York, New York. Prior to his work at CLS Bank, Mr. Barnard served as managing director, finance and risk practice at Accenture, managing director, risk and compliance analytics practice at PricewaterhouseCoopers, and partner at Ernst & Young.

Michael A. Brown, age 65, Rear Admiral, United States Navy (Retired), is the founder and president of Spinnaker Security LLC, established in 2018, a cybersecurity consulting business focused on understanding, identifying, and mitigating business risks associated with cybersecurity. Prior to that role and starting 2012, Mr. Brown served in successively more senior leadership roles at RSA Federal LLC and RSA Security LLC, computer and network security companies primarily providing identity security solutions. Prior to serving in those roles, Mr. Brown served in several cybersecurity related leadership roles for the United States Department of Homeland Security, the Office of the Director of National Intelligence, and the United States Navy.

Eric L. Chatman, (chairman) age 63, has served as the executive vice president and chief financial officer of Housing Partnership Network, a network of affordable housing and community development nonprofits, since July 2017. He founded and was president of The Chatman Group, LLC, a consulting and advisory firm focused on affordable housing and financial advisory services for non-profits, housing finance authorities, and financial institutions from 2015 to 2017. Mr. Chatman served as president and executive director of the Connecticut Housing Finance Authority from 2012 until 2015 and, in that capacity, was responsible for the policy development, strategic planning and execution of the Connecticut Housing Finance Authority affordable housing finance mission. Prior to serving in that role, Mr. Chatman served as deputy director and chief financial officer of the Iowa Finance Authority from 2008 to 2012. Mr. Chatman has also held various corporate finance, treasury, and capital markets roles, both domestic and international, including treasurer of the Federal Home Loan Bank of Des Moines and division manager, treasury department, at the African Development Bank.

Thomas J. Curry, age 67, now retired, served as a partner at the law firm Nutter McClennen & Fish LLP in Boston, Massachusetts from November 2017 through March 2022. Mr. Curry served as Comptroller of the Currency of the United States from April 2012 to May 2017, as a member of the Federal Deposit Insurance Corporation’s board of directors from 2003 to May 2017, and as Commissioner of Banks for the Commonwealth of Massachusetts from 1990 to 1991 and from 1995 to 2003. Mr. Curry has served as a director of the Bank since January 1, 2021, and his current term will conclude on December 31, 2024.

Antoinette C. Lazarus, age 60, has served as managing director, head of corporate compliance, for Ares Management Corporation, a Los Angeles-headquartered SEC-registered investment management firm with offices in West Hartford, Connecticut, since June 2021. Prior to its acquisition by Ares, she was chief compliance and risk officer and privacy and anti-money laundering officers for Landmark Partners, a Simsbury, Connecticut-based SEC-registered investment adviser since 2006. Since November 2018 and December 2019, Ms. Lazarus has also served as the vice president of the board of directors for the Hartford Community Loan Fund, and director of Housing Development Fund, respectively, each a community development financial institution based in Connecticut. Prior to her work at Landmark Partners, Ms. Lazarus served from 2004 to 2006 as vice president of compliance for Prudential Financial, Inc., a Hartford, Connecticut-based financial products and services company and from 2001 to 2004 as director of fund accounting for CIGNA Retirement and Investment Services, a Hartford-based retirement services business that was acquired by Prudential Financial, Inc. in 2004. From 1988 to 2001, Ms. Lazarus served in multiple fund accounting, reporting and valuation roles at Aetna Financial Services, a financial services company based in Hartford that was acquired by ING in 2000.

E. Macey Russell, age 65, worked as a partner at the Boston law firm of Choate, Hall & Stewart since May 2002 and retired as of December 31, 2023. Mr. Russell’s practice areas included complex commercial litigation and representing financial institutions, banks, businesses, and corporations in disputes involving a variety of matters. He has a national reputation as an expert on corporate diversity, equity and inclusion, particularly in the legal profession. Previously, he was a partner at the Boston law firm Peabody & Arnold for seven years, an associate and a partner at the Boston law firm Riemer & Braunstein for nine years, and started his career as a law clerk for the Massachusetts Superior Court. Mr. Russell also served on the Board of Trustees of Suffolk University for ten years, and on the Board of Overseers of Beth Israel Deaconess Medical Center for ten years. Mr. Russell is Chairman and President of the Augustus A. White III Institute for Healthcare Equity.

Robert Tourigny, age 55, has served as the executive director of NeighborWorks Southern New Hampshire since 2005. Prior to his time at NeighborWorks Southern New Hampshire, Mr. Tourigny’s roles at both Southern Maryland Tri-County Community Action Committee and Coastal Enterprises in Maine gave him extensive experience developing affordable housing projects – both rental and homeownership – in Maine, Maryland and New Hampshire. In total, Mr. Tourigny has 30 years of experience in affordable housing representing low- and moderate-income families and community interests.

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

Report of the Audit Committee

The Audit Committee assists the board in fulfilling its oversight responsibilities for (1) the integrity of the Bank’s financial statements and financial reporting processes, (2) the establishment of an adequate administrative, risk management, operating, and accounting internal control systems, (3) compliance with legal and regulatory requirements, (4) assessing the qualifications, independence, and performance of the external auditors, (5) the constitution, independence, and performance of our internal audit function, and (6) our compliance with internal policies and procedures. The Audit Committee appoints, compensates, retains and oversees the work of the independent registered public accounting firm. The Audit Committee has adopted, and annually reviews, a charter outlining the practices it follows.

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

Based on its reviews discussed above, the Audit Committee recommended to the board of directors the reappointment of PwC as the Bank's independent registered public accounting firm for 2024.

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

In reliance on these reviews and discussions, and the report of the independent registered public accounting firm, the Audit Committee has recommended to the board of directors, and the board of directors has approved, that the audited financial statements be included in the Bank's annual report on Form 10-K for the year ended December 31, 2023, for filing with the SEC.

As of the date of filing this annual report on Form 10-K, the members of the Audit Committee are:

Duncan Barnard, Chair
Edward F. Manzi, Jr., Vice Chair
Antoinette C. Lazarus
Kevin D. Miller
William M. Parent
Robert Tourigny
Eric L. Chatman, ex officio

Information about our Executive Officers

The following table sets forth the names, titles, and ages of our executive officers:

Table 39 - Executive Officers

Name (1)	Title	Age
Timothy J. Barrett	President and Chief Executive Officer	65
Frank Nitkiewicz	Executive Vice President, Chief Operating Officer and Chief Financial Officer	62
Brian G. Donahue	Senior Vice President, Controller and Chief Accounting Officer	57
Ana C. Dyer	Senior Vice President, Chief Business Officer	56
Barry F. Gale	Senior Vice President, Chief Human Resources Officer	64
Sean R. McRae	Senior Vice President, Chief Information Officer	59
Edward A. Schultze	Senior Vice President, Chief Risk Officer	64
Keith R. Walsh	Senior Vice President, General Counsel and Corporate Secretary	44
Kenneth A. Willis	Senior Vice President, Housing and Community Investment	58
_________________________
(1)    Each of the executive officers listed serves on our Management Committee, with the exception of Mr. Donahue.

Timothy J. Barrett has served as president and chief executive officer since December 2021. Prior to assuming that position, Mr. Barrett served as executive vice president and treasurer from January 2019 until November 2021, and senior vice president and treasurer from November 2010 until December 2018. Prior to joining the Bank, he was assistant treasurer at FMR LLC, the parent company of Fidelity Investments from September 2008 to October 2010; as treasurer and chief investment officer at Fidelity Personal Bank & Trust from August 2007 to September 2008; as managing director, global treasury at Investors Bank & Trust from September 2004 to July 2007; in various senior roles in treasury at FleetBoston Financial (including merged entities) from 1985 to 2004; and as an investment manager for Citibank, N.A. from 1981 to 1985. He currently serves as a member of the board of directors of the Office of Finance and the Pentegra Defined Benefit Plan for Financial Institutions. He earned his B.A. from St. Anselm College and his M.B.A. from Rensselaer Polytechnic Institute.

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

Keith R. Walsh has served as senior vice president and general counsel since July 2022. Mr. Walsh is responsible for the legal, government relations, vendor management, and corporate secretary functions of the Bank and also serves as the Bank’s Ethics Officer. Mr. Walsh joined the bank as an attorney in 2010 and has served in progressively more responsible positions since that time. Prior to his employment with the bank, Mr. Walsh spent 5 years as an associate in the capital markets department at the Boston law firm of Brown Rudnick LLP. Mr. Walsh holds a B.A. from the University of Massachusetts Amherst and a J.D. from Boston College Law School.

Kenneth A. Willis has served as senior vice president housing and community investment since January 2020. Prior to assuming that position, Mr. Willis served as first vice president and director of our housing and community investment department since January 2006 and in successively more senior roles within our housing and community investment department since joining us in 1997. Previously, he served as a community reinvestment act loan officer with BayBank. He holds a B.A. from Eastern Nazarene College and an M.B.A. from the University of Maryland.

Code of Ethics and Business Conduct

We have adopted a Code of Ethics and Business Conduct that sets forth the guiding principles and rules of behavior by which we operate and conduct our daily business with our customers, vendors, shareholders, and with our employees. The Code of Ethics and Business Conduct applies to all directors and employees, including the chief executive officer, chief financial officer, and chief accounting officer, and all other professionals serving in a finance, accounting, treasury, or investor-relations role. The purpose of the Code of Ethics and Business Conduct is to avoid conflicts of interest and to promote honest and ethical conduct and compliance with the law, particularly as related to the maintenance of our financial books and records and the preparation of our financial statements. The Code of Ethics and Business Conduct can be found on our website (https://www.fhlbboston.com/fhlbank-boston/governance/). All future amendments to, or waivers from, the Code of Ethics and Business Conduct will be posted on our website. The information contained within or connected to our website is not incorporated by reference into this annual report on Form 10-K and should not be considered part of this or any report filed with the SEC.

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

For the year ended December 31, 2023, the named executive officers were:

Timothy J. Barrett	President and Chief Executive Officer
Frank Nitkiewicz	Executive Vice President, Chief Operating Officer and Chief Financial Officer
Brian G. Donahue	Senior Vice President, Controller and Chief Accounting Officer
Barry F. Gale	Senior Vice President, Chief Human Resources Officer and Office of Minority and Women Inclusion Director
Sean R. McRae	Senior Vice President and Chief Information Officer

Compensation program objectives are set forth in our Total Rewards Philosophy (defined below), which was used in determining the total rewards packages for the named executive officers for 2023. Total rewards packages, including base salary, cash incentive opportunities, and retirement plans, were set based on each named executive officer's performance, tenure, experience, and complexity of position and to be competitive in the labor market for senior managers in which we compete. Overall, the named executive officers were awarded increases in base salary based on our Total Rewards Philosophy reflecting performance and market conditions, effective January 1, 2023. Additionally, we adopted an executive incentive plan (an EIP) on May 1, 2023 (the 2023 EIP). Cash incentives awarded under the 2023 EIP were determined based on the criteria set forth in the 2023 EIP, subject to the Human Resources and Compensation Committee’s (the Compensation Committee) discretion to adjust the 2023 EIP awards for any relevant and unforeseen circumstances.

Compensation Committee

Pursuant to a charter approved by the board of directors, the Compensation Committee assists the board of directors in developing and maintaining human resources and compensation policies that support our business objectives. The Compensation Committee develops and recommends the compensation philosophy for the board of directors' review and approval. The Compensation Committee reviews and approves human resources policies and plans applicable to the compensation philosophy, such as compensation, benefits, and incentive plans in which the named executive officers may participate.

Compensation Committee Interlocks and Insider Participation

No member of the Compensation Committee has at any time been an officer or employee with us. No executive officer has served or is serving on our board of directors or the compensation committee of any entity whose executive officers served on the Compensation Committee of our board of directors.

Compensation Committee Report

The Compensation Committee has reviewed and discussed with management the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K. Based on the Compensation Committee's review and discussion, they recommended to the board of directors that the Compensation Discussion and Analysis be included in the annual report on Form 10-K for the year ending December 31, 2023.

The members of the Compensation Committee are:

Antoinette C. Lazarus, Chair
Thomas J. Curry, Vice Chair
Dwight M. Davidsen
William M. Parent
E. Macey Russell
John C. Witherspoon
Eric L. Chatman, ex officio

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

The Total Rewards Philosophy provides for a total rewards structure for employees, including the named executive officers, that is designed to attract, retain, and motivate a diverse employee population while supporting business and mission objectives throughout economic cycles. The Total Rewards Philosophy is designed to deliver a total rewards program that provides more certainty for the Bank through higher fixed compensation, competitive annual incentives, distinctive benefits and lower employment volatility reinforcing our lower overall risk appetite and emphasis on maintaining safe and sound operations. Annual incentive award plans are designed to align payout opportunities with achievement of our financial, operational, and mission goals and limit excessive risk-taking while recognizing team results and individual contributions. The deferral of a portion of the annual incentive award for executives and senior management is designed to align with regulatory guidance, emphasize safe and sound operations, and discourage excessive risk-taking activities.

Risk and Bank Compensation Practices and Policies

Our chief risk officer and our chief human resources officer jointly engage in periodic reviews of our compensation practices and policies in an effort to ensure that such practices or policies do not result in risks that are reasonably likely to have a material adverse effect on the Bank. They report on the results of these reviews to the Compensation Committee at least annually. In developing that report, compensation policies and practices are reviewed first on a stand-alone basis, then in combination with enterprise-wide risk-management controls that constrain risk-taking, and finally in conjunction with procedural risk controls at the business department level that are intended to further mitigate risk-taking activities. In February 2024, the Compensation Committee concluded that the Bank’s Total Rewards Philosophy, including the EIPs in effect, are not reasonably likely to have a material adverse effect on the Bank based on the report and related discussions.

Additionally, under the 2023 EIP, 50 percent of the total 2023 award amount is deferred and will be paid after year-end 2025, which deferral is intended to align management's interests with risk-management objectives. As described under — Executive Incentive Plan — Additional Conditions to Deferred Awards, the deferred awards are subject to reduction or elimination in certain cases including in the case of certain material revisions to our financial results or to data used to determine the total 2023 award amount, which are intended to further reduce the risk of imprudent risk-taking.

The payment of the deferred awards is subject to the final approval of the Compensation Committee, and review and, to the extent required, non-objection by the FHFA.

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

Overview of the Labor Market for Senior Managers

The labor market in which we compete for senior managers, including the named executive officers, is across a broad group of organizations representing different industries. In particular, we experience a greater frequency of competition for talent with commercial banks and financial services firms with capital markets, investment, risk, and wholesale lending capabilities, and publicly traded banks in a defined asset range. We may also consider other peer groups, such as local market peers and information-technology-specific peers for unique and hard-to-fill positions. We also recognize that a “one-size-fits-all” approach to compensation may need to be adjusted at times to attract employees who may have critical skills and to attract and retain the most qualified and highly sought-after staff. The local financial services labor market is dominated by asset-management firms that are considered labor market competitors even though they are not business competitors. As a result, we may, at times, have to expand recruiting efforts to a regional or national basis to recruit named executive officers and other senior executives with the specialized skills needed to manage the complex risks of a wholesale lending and mortgage loan investment operation. For these reasons, we must be positioned to offer comparable compensation packages to attract, retain, motivate, and reward top talent. When setting compensation levels, we also consider the cost of living in the Boston area.

Our competitive peer groups for our named executive officers include:

•The other FHLBanks, particularly for determining mix of pay within the total rewards package due to the similarity in structure, responsibilities, mission, mix-of-pay and total rewards within a cooperative, government-sponsored-enterprise structure; and
•The commercial banks with assets between $10-$20 billion. For executive level positions, we may consider the scale and scope of the role in making a market comparison, often considering division heads of large peers as appropriate market benchmarks, rather than an overall head of a function or business area.

Peer groups are considered in setting the total rewards package. However, no specific target among the peer groups is selected for named executive officer compensation. Rather, the data is used generally to ensure the total rewards packages remain competitive as determined by the Compensation Committee relative to those peer groups.

The other FHLBanks serve as a peer group for determining the proportionate mix of pay and benefits. While all of the FHLBanks share the same mission, they may differ in their relative mix of products and services and location among urban and smaller-city locations, both of which impact labor-market competition and compensation by individual FHLBanks. However, due to the FHLBank System's unique cooperative structure, all FHLBanks generally rely on a similarly structured total rewards package for the named executive officers, including base salary, cash incentives, and benefits, since none can offer equity-based compensation opportunities such as those offered at their non-FHLBank labor-market competitors. In 2023, we participated in, and used the results of, the annual McLagan FHLBank System survey of key positions to determine whether the total rewards packages for the named executive officers, including the proportionate mix of pay and benefits, are competitive for each matched position as discussed below in more detail.

The commercial banks with assets between $10-$20 billion peer group serves as a relevant comparator group for competitive positioning of the total rewards package for those positions requiring financial services experience, including the named executive officers. Both the Bank and commercial banks engage in wholesale lending and share similarities in several functional areas, particularly middle-office and support areas. The commercial bank peer group consists mostly of banks with multiple product lines/offerings and significant assets. The most significant difference between us and the commercial bank peer group is that we are focused on wholesale banking activities while the peer group generally engages in both wholesale and retail activities. The market analysis focuses on the wholesale activities and excludes retail-focused positions. We worked with McLagan to match several of the positions held by the named executive officers to comparable positions in the commercial banks with assets between $10-$20 billion in the McLagan Compensation Database.

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

The following is a list of survey participants that were included in the McLagan Compensation Database, including the Federal Home Loan Banks. Not all participants reported positions that matched the data set for the named executive officers.

Table 40 - List of Survey Participants

Apple Financial Holdings	Federal Home Loan Bank of Indianapolis	Merchants Bank of Indiana
Axo Financial, Inc.	Federal Home Loan Bank of New York	Mutual of Omaha
BancFirst Corporation	Federal Home Loan Bank of Pittsburgh	NBT Bancorp Inc.
Bank of North Dakota	Federal Home Loan Bank of San Francisco	Northwest Bank – PA
Banner Bank	Federal Home Loan Bank of Topeka	OceanFirst Bank
Berkshire Bank	Federal Home Loan Banks – Office of Finance	PlainsCapital Bank
Bremer Financial Corporation	First BanCorp – PR	Provident Financial Services
Central Bancompany, Inc.	First Bankcorp NC	Renasant Corporation
Columbia Bank – NJ	First Busey Corporation	Sandy Spring Bank
Community Bank Systems, Inc.	First Financial Bancorp - OH	Seacoast Banking Corporation of Florida
CVB Financial Corporation	First Financial Bankshares, Inc.	ServisFirst Bancshares, Inc.
Dime Community Bancshares, Inc.	First Foundation Inc.	State Bank & Trust
Eagle Bancorp Inc. – MD	First Merchants Bank	Stellar Bancorp, Inc.
Enterprise Financial Services Corp.	First United Bank - OK	TowneBank
FB Financial Corporation	Hilltop Holdings Inc.	TriState Capital Bank
Federal Home Loan Bank of Atlanta	Hope Bancorp, Inc.	Trustmark Corporation
Federal Home Loan Bank of Boston	Independent Bank - TX	Veritex Holdings, Inc
Federal Home Loan Bank of Chicago	Independent Bank Corp.	Washington Trust Bank
Federal Home Loan Bank of Cincinnati	International Bancshares Corporation	WesBanco, Inc.
Federal Home Loan Bank of Dallas	Lakeland Bancorp, Inc.	WSFS Financial Corporation
Federal Home Loan Bank of Des Moines	Mechanics Bank

Data from international banks contained results from their U.S. operations only.

Elements of our Compensation Plan and Why Each Element is Selected

We compensate the named executive officers principally based on their performance, skills, experience, and tenure and the criticality of the role through a package that consists of a mix of base salary, annual and deferred cash-incentive opportunities, qualified and nonqualified retirement plans, and various other health and welfare benefits. From time to time, we will also award special cash bonuses outside of an incentive plan to compensate a named executive officer based on unusual or exemplary circumstances. Each compensation element is discussed in greater detail below. Due to our cooperative structure, we cannot offer equity-based compensation programs, so we may offer higher base salaries, in addition to cash- incentive opportunities, and certain retirement benefits to keep our compensation packages competitive relative to the market and to offset the value of compensation that labor-market competitors might offer through equity-based compensation programs. The named executive officers may also be provided with certain additional perquisites. Although we do not engage in benchmarking, the Total Rewards Philosophy provides that our total rewards package, including that for the named executive officers, should be comparable with the total rewards package for matched positions in the two primary peer groups, as discussed under — Overview of the Labor Market for Senior Managers above. Historically, the Compensation Committee has set total rewards packages for each of the named executive officers so that their total rewards package of base salary, cash incentives, and retirement plans would be comparable with the total rewards packages at the commercial bank and financial services firms peer group, including base salary and incentives, and so that their total cash compensation, that is, base salary plus cash incentives, would be competitive with total cash compensation of the named executive officer's peers at other FHLBanks. The Compensation Committee have been informed by the same data in setting current total rewards packages.

How we Determine the Amount for Each Element of our Compensation Plan

The board sets annual goals and objectives for the chief executive officer to align with our strategic business plan. In general, at the end of each year, the chief executive officer provides the Compensation Committee with a self-assessment of his corporate and individual achievements. Based on the Compensation Committee's evaluation of his performance and review of competitive market data for the defined peer groups, the Compensation Committee determines and approves an appropriate total compensation package. The board of directors, as informed by a market analysis for competitive compensation developed by McLagan, determined and approved a competitive offer for Mr. Barrett as the Bank’s chief executive officer effective December 1, 2021, the date upon which he first assumed the role of president and chief executive officer, and his salary has been adjusted annually generally consistent with merit and adjustment increases granted to staff. In the case of other named executive officers, the chief executive officer reviews individual performance and submits market data and recommendations to the Compensation Committee regarding appropriate compensation. The Compensation Committee reviews these recommendations and submits its recommendations to the full board of directors, which then reviews the recommendations and approves the compensation it considers appropriate, giving consideration to the Total Rewards Philosophy.

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

Base Salary

Base salary adjustments for all named executive officers are considered at least annually as part of the year-end annual performance review process and more often if considered necessary by the Compensation Committee during the year, such as in recognition of a promotion or to ensure equity.

After review and nonobjection by the FHFA, the Compensation Committee awarded the named executive officers, an increase in base salary on January 22, 2024, with retroactive application to January 1, 2024. In determining the amount of the increases, the Compensation Committee considered market data from the McLagan 2023 Financial Services - FHLBank Survey, discussed under — Overview of the Labor Market for Senior Managers above, the economic and employment environments.

Additionally, the Compensation Committee considered the recommendations of Mr. Barrett for the named executive officers based on individual performance, tenure, experience, and complexity of the named executive officer's position and internal equity. Mr. Barrett recommended, and the board of directors awarded at the recommendation of the Compensation Committee, increases in base salary for each of these named executive officers. The percentage increases in base salary were generally consistent with merit and adjustment increases granted to staff.

The following table sets forth the base salary increases:

Table 41 - Named Executive Officer Salaries

Name and Principal Position	Pre-Adjustment Annual Base Salary	Post-Adjustment Annual Base Salary	Percent Increase
Timothy J. Barrett	$913,500	$947,756	3.75%
President and Chief Executive Officer

Frank Nitkiewicz	$490,533	$508,928	3.75%
Executive Vice President, Chief Operating Officer and Chief Financial Officer

Brian G. Donahue	$308,000	$318,780	3.50%
Senior Vice President, Controller and Chief Accounting Officer

Barry F. Gale	$327,969	$341,908	4.25%
Senior Vice President, Chief Human Resources Officer and Office of Minority and Women Inclusion Director

Sean R. McRae	$357,782	$371,199	3.75%
Senior Vice President, Chief Information Officer

2023 Executive Incentive Plan

General Overview of Executive Incentive Plans

Executive incentive plans, such as the 2023 EIP, are cash incentive plans which are reviewed and may be adopted by the Compensation Committee or the board on an annual basis. While executive incentive plans are not necessarily adopted every year, in recent years we have adopted them annually. Generally, executive incentive plans are used to promote achievement of strategic objectives by aligning cash incentive opportunities for those in key leadership roles, including the named executive officers, with our financial performance and strategic priorities. These incentive opportunities are also designed to facilitate retention and commitment of key officers. Executive incentive plans generally include specific goals, such as goals based on profitability, business growth, regulatory examination results and remediation, and operational goals for those in key leadership roles, including the named executive officers.

The Compensation Committee reviews each component of the 2023 EIP's plan design, including eligible participants, goals, goal weighting, achievement levels, and payout opportunities. The Compensation Committee administers the 2023 EIP and has full power and binding authority to construe, interpret and administer the 2023 EIP, and other EIP's, and adjust it for relevant and unforeseen circumstances. Such circumstances may include, without limitation, changes in business strategy, termination or commencement of business lines, impact of economic fluctuations, growth or consolidation of the membership base, net income above or below the level projected in the Bank’s Strategic Business Plan, or regulatory or other changes impacting us or the FHLBank System. The Compensation Committee may not make adjustments for extraordinary circumstances that include changes to goals, weights, or levels of achievement without resubmission to the FHFA.

Purpose of the 2023 EIP

The 2023 EIP was intended to:

•promote achievement of our financial plan and strategic objectives in our annual strategic business plan;
•provide a total rewards package that is competitive with other financial institutions in the labor markets in which we compete, including other Federal Home Loan Banks; and
•facilitate the retention and commitment of those in key leadership roles.

2023 EIP Plan Design

The design of the 2023 EIP was guided by principles intended to:

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

2023 EIP Incentive Goals

The 2023 EIP's goals were derived from, or are consistent with, our strategic business plan and objectives and were generally weighted based on desired business outcomes. The goal achievement levels have generally been set so that the target achievement level is consistent with projections in our strategic business plan. For certain nonfinancial EIP goals for which there is no direct reference in the strategic business plan, the goals and goal achievement levels are established consistent with our strategic objectives and the impact of achievement of the objectives. The 2023 EIP does not contain individual performance award opportunities for the named executive officers. To mitigate unnecessary or excessive risk-taking, the 2023 EIP contains measures for overall performance that are achieved through Bank-wide collaboration of activity but cannot be individually attained or altered by participants in the 2023 EIP.

Under the 2023 EIP, each named executive officer received, in March 2024, 50 percent of the total incentive award earned as of December 31, 2023, and the remainder of the award was deferred and will be paid after year-end 2025, in an amount equal to 50 percent of the total 2023 award multiplied by 1 plus the greater of (a) the rate of the Consumer Price Index inflation between December 2023 and December 2025 or (b) the compounded cumulative return on a 2-year Treasury note issued at the last auction of 2023 over two years (the EIP Deferred Award), subject to certain qualifications as explained in Additional Conditions to Deferred Award. As described in greater detail under Determination of Awards under the 2023 EIP, the

Compensation Committee maintains authority over all awards under the 2023 EIP, however, the 2023 EIP prohibits award payouts to participants that do not receive a performance rating of “meets expectations” or better.

2023 EIP Incentive Goals and Actual Achievement

The 2023 EIP included the following incentive goals for the named executive officers:

•Core return on equity: core return on equity (as such term is defined in the 2023 EIP and referred to in this report as core return on equity) is a measure of return on equity that excludes or adjusts the timing of recognition of (a) fee income resulting from the exercise of prepayment options on financial instruments (net of gains or losses from the unwinding of hedges) less imputed amortization of historical prepayment fee income; (b) net unrealized gains and losses attributable to derivatives and hedging activities and net unrealized gains and losses on trading securities; (c) debt retirement costs (net of gains or losses from the unwinding of hedges) less imputed amortization of historical debt retirement costs; (d) imputed amortization of premiums and accretion of discounts on investment securities classified as trading securities; (e) income arising from settlements or judgments stemming from Bank litigation based on certain of its investment securities; and (f) interest expense on mandatorily redeemable capital stock. The difference between GAAP return on equity and this measure of core return on equity is that GAAP return on equity does not provide for the adjustments described above, and core return on equity includes shares classified as mandatorily redeemable capital stock. Achievement of this goal was subject to compliance with our market value of equity to par stock ratio and internal unfloored duration of equity limits for at least 10 of the 12 months of the year. We complied with these limits for 12 months. These limits are described under Part II — Item 7A — Quantitative and Qualitative Disclosures about Market Risk — Measurement of Market and Interest- Rate Risk and Related Policy Constraints.
•Insurance member advances utilization: This goal measures utilization of the Bank’s various types of advances by insurance members. For each type of advance – daily cash manager, advances with a term greater than one day and less than 30 days, advances with a term greater than or equal to 30 days and less than one year, and advances with a term greater than one year – the Bank will determine the number of insurance members utilizing each advance type in 2023. For advances where the Bank holds the option to cancel, the final maturity of the advances shall be used to determine the term of the advance. For advances where the member holds the option to cancel (or floating rate advances where the member can prepay without a fee on reset dates) and the first call (reset) date is less than 1 year from the open date, the call (reset) date will determine the term of the advance and the advance will count only once. For advances where the member holds the option to cancel (or floating rate advances where the member can prepay without a fee on reset dates) and the first call (reset) date is one year or longer from the open date, there is no per-member limit. Advances with terms of 1 year or greater that are originated on the same day as part of a ladder strategy will count as one advance. A ladder strategy is defined as multiple advances of the same product type, taken by the same member on the same open date, and where all advances have terms one year or longer and fall into the same category defined above. A ladder strategy will count once per member per open date. The goal will be based on the sum across the four categories of the number of members utilizing each advance type. A given insurance member may be counted up to four times depending on the number of advance types in which that insurance member participates; a given insurance member will be counted only once for each advance type.
•Member product utilization: This goal measures utilization of the Bank’s products by members. For each product category – advances, housing and community investment products, letters of credit, and mortgage partnership finance – the Bank will determine the number members utilizing each product in 2023. The goal will be based on the sum across the four categories of the number of members utilizing each category. A given member may be counted up to four times depending on the number of product categories in which that member participates; a given member will be counted only once for each product category.
•Operational investment: This goal is measured by whether and to what degree our operating and capital expenses are within their respective budgets as approved by the board of directors and completion of two major project milestones. The two major project milestones are (a) complete deployment of geographic redundancy for the Bank’s scalable computing infrastructure and (b) complete upgrade of online banking platform with constant availability of reporting features.
•Increasing plan participants engagement with the Bank’s diversity equity and inclusion program (the DE&I goal). Each plan participant must have an approved and documented experience or business result in either the internal or external dimension of the Bank’s DE&I annual strategic plan. Externally, the plan participant must be visible as a DE&I advocate or champion that increases the visibility of the Bank as an employer of choice for diverse talent or business partners. Internally, the plan participant must actively engage as a DE&I advocate, champion or sponsor of a Bank business resource group or a strategic initiative aligned with the capital markets, housing and community investment, workforce or supplier diversity objectives.
•Housing mission – stakeholder outreach: The Bank must conduct a certain level of state meetings and a certain level of member related meetings. To count as a state meeting, the Bank must conduct an event educating members and other stakeholders on the Bank’s various affordable housing and community development programs in a New England state. To count as a member related meeting, the Bank, particularly our housing and community investment department in collaboration with our member services department, must conduct meetings to promote and provide education on the Bank’s affordable housing and community development with its members, which can be individual or groups and in-person or virtual.
•Housing mission – internal training: The Bank must conduct training sessions related to the Bank’s affordable housing and community development programs for Bank staff with a certain level of attendance for at least one such session.
•Housing mission – program implementation: The Bank must implement its special purpose credit program for people of color by a certain date, allocate a certain amount for distribution under such program, and deliver a written recommendation for the future of such program by another certain date. The housing mission – stakeholder outreach, housing mission – internal training, and housing mission – program implementation goals are collectively referred to as the “Housing Goals”.

Table 42 - 2023 EIP Goals and Achievement

Goal	Weighting	Threshold	Target	Excess	Achievement
Core return on equity	30%	5.13 percent (1)	6.38 percent (1)	7.64 percent (1)	Between Target and Excess
Insurance member advances utilization	15%	73	86	99	Excess
Member product utilization	15%	379	421	463	Excess
Operational investment	10%	2023 Operating and Capital Expenses do not exceed the 2023 Operating and Capital Expense Budget approved by the board of directors.	Threshold, plus complete one of two defined major project milestones.	Threshold, plus complete two defined major project milestones.	Threshold (2)
DE&I goal	10%	N/A	Plan participants must have an approved and documented experience or business result in either the internal or external dimension of the Bank’s DE&I strategic plan by December 15, 2023.	N/A	Target
Housing mission – stakeholder outreach	5%	Four state meetings.	Five state meetings and two member meetings.	Six state meetings and four member meetings.	Excess
Housing mission – internal training	5%	Conduct two training sessions.	Conduct three training sessions.	Conduct three training sessions and 80% of staff attend at least one session.	Excess
Housing mission – program implementation	10%	Launch special purpose credit program for people of color by September 1, 2023.	Threshold, and disburse 95% or more of allocated funds to JNE and HOW by December 31, 2023.	Target, and deliver recommendation concerning future of housing mission programs to the board.	Excess
___________________________
(1)These performance levels were adjusted from the amounts originally established in the 2023 EIP. The 2023 EIP provides that the originally established performance levels were to be adjusted up or down by 0.6 basis points for every basis point by which the average daily federal funds rate deviated from the 4.87 percent assumed in our strategic business plan. In 2023, the average daily federal funds rate deviation was 15.6 basis points, resulting in an increase of 9 basis points to each performance level.
(2)For awards under the 2023 EIP’s operational investment goal, the Compensation Committee exercised its discretion to adjust plan awards for any relevant and unforeseen circumstances as permitted under the 2023 EIP, as described in General Overview of Executive Incentive Plans. The Compensation Committee determined that, for certain participants in the 2023 EIP, including the named executive officers, except for Mr. Donahue, the awarded achievement level for this goal would be reduced from the actual achievement level of "excess” to “threshold”. For the affected employees, the aggregate change due to this exercise of discretion was a decrease in the total awards under the 2023 EIP of approximately $128 thousand. The Compensation Committee primarily based this determination on the number of operational exceptions documented in 2023, though such exceptions did not have a material impact on the Bank's financial condition or results of operations.

Incentive Opportunities under the 2023 EIP

Incentive opportunities under the 2023 EIP are based on each named executive officer's base salary at December 31, 2023 (referred to as 2023 incentive salaries).

At the conclusion of 2023, individual awards were calculated based on goal achievement as of December 31, 2023. Participants received 50 percent of such award in a cash payment in March 2024, following non-objection by the FHFA and approval of the Compensation Committee, and the remainder is to be paid as the Deferred Award after year-end 2025. Table 43 sets forth the total incentive opportunities available under the 2023 EIP, including both the payment made in March 2023 and the amount deferred until after year-end 2025, expressed as percentages of the named executive officers' 2023 incentive salaries:

Table 43 - Total Incentive Opportunity

	Incentive Opportunity
	Threshold	Target	Excess
President	50.0%	75.0%	100.0%
Chief Operating Officer & Chief Financial Officer	36.0%	60.0%	84.0%
All Other Named Executive Officers	30.0%	50.0%	70.0%

Determination of Awards under the 2023 EIP

Awards for the goals under the 2023 EIP were based on goal achievement determined objectively at the conclusion of the year. If the result for the goal is less than the threshold level of achievement, the award for that goal is zero absent an act of discretion.

For the 2023 EIP, the levels of achievement are detailed in Table 42, with one goal achieving target, another achieving between target and excess, one goal’s achievement being adjusted downwards to threshold, except for Mr. Donahue whose achievement level for that goal remained at excess, and the remaining goals achieving above or at the excess level of achievement with no incremental payouts for achievements above excess per plan design.

In administering the 2023 EIP, as with prior EIPs, the Compensation Committee determined that participants would receive an interpolated award for having exceeded threshold levels for the 2023 EIP. In such instances, the award for each goal would be calculated according to the following formula:

Award for Each Goal	=	Goal Weight	X	Incentive Opportunity for Level of Achievement or Interpolated Level of Achievement	X	2023 Incentive Salary

Our staff calculated the named executive officers' awards under the 2023 EIP goals, in accordance with year-end results, as adjusted by the Compensation Committee, and the foregoing formulas. The Compensation Committee discussed recommendations from Mr. Barrett and adopted the recommendations and staff calculations.

Based on those calculations and recommendations, the combined incentive awards under the 2023 EIP were calculated, by goal, as follows:

Table 44 - Total 2023 EIP Awards as Calculated by Goal

Participant	Core Return on Equity	Insurance Member Advances Utilization	Member Product Utilization	Operational Investment	DE&I Goal	Housing Goals	Total Award	Deferred Amount
Mr. Barrett	$255,018	$137,025	$137,025	$45,675	$68,513	$182,700	$825,956	$412,978
Mr. Nitkiewicz	113,804	61,807	61,807	17,659	29,432	82,410	366,919	183,459
Mr. Donahue	59,547	32,340	32,340	21,560	15,400	43,120	204,307	102,153
Mr. Gale	63,407	34,437	34,437	9,839	16,398	45,916	204,434	102,217
Mr. McRae	69,172	37,567	37,567	10,733	17,889	50,089	223,017	111,508

The named executive officers received 50 percent of the total 2023 EIP award (i.e., 50 percent of the “total award” in Table 44) in a cash payment in March 2024, following approval of the Compensation Committee and non-objection by the FHFA. The remainder of the total award (i.e., the “deferred amount” in Table 44) was deferred and will be paid after year-end 2025, in an amount equal to the Deferred Award, subject to certain forfeiture provisions as explained in Additional Conditions to Deferred Awards.

Additional Conditions to Deferred Awards

Deferred Awards are subject to the following conditions:

•Participants must be employed by us on December 31, 2025, to receive the Deferred Awards, although participants that terminate employment by reason of death or disability or who are eligible to retire prior to that date may receive payment of the award in certain instances, as detailed in the 2023 EIP.
•Subject to the discretion of the Compensation Committee the Deferred Awards may be reduced (but not to a number that is less than zero) for some or all participants, as applicable, if, during calendar years 2024 and/or 2025, any of the following occurs such that if it had occurred prior to the year-end 2023 calculations, it would have negatively impacted the goal results and reduced the associated payout calculation:
▪operational errors or omissions result in material revisions to our 2023 financial results, information submitted to the FHFA, or data used to determine the total award at year-end 2023;
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
•Payment of the Deferred Awards is subject to the final approval of the Compensation Committee and review and non- objection by the FHFA (to the extent required by the FHFA).

Retirement and Deferred Compensation Plans

We offer participation in qualified and nonqualified retirement plans to the named executive officers as key elements of our total rewards package. The benefits received under these plans are intended to enhance the competitiveness of our total compensation and benefits relative to the market by complementing the named executive officers' base salary and cash incentive opportunities. We have implemented changes to our retirement plans, as described below, to reduce financial risk and volatility associated with managing a defined benefit plan. We currently maintain two retirement plans, in which the named executive officers participate, including:

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

We have implemented changes to our retirement and deferred compensation plans that the Compensation Committee believes will continue to keep our total rewards package competitive, particularly compared with labor market competitors. On January 1, 2024, future benefit accruals ceased for all employees under the Pentegra Defined Benefit Plan for Financial Institutions (the

Pentegra Defined Benefit Plan), a funded, tax-qualified, noncontributory plan that provides retirement benefits for all eligible employees including the named executive officers.

Additionally, as of January 1, 2024, further benefit accruals ceased for all employees under the Pension Benefit Equalization Plan (the Pension BEP), a nonqualified, unfunded defined benefit plan covering certain senior officers, as defined in the plan, which includes the named executive officers and other personnel as determined by the board of directors.

Because employees are ineligible to accrue future benefits under the Pentegra Defined Benefit Plan as of January 1, 2024, the Pentegra Defined Contribution Plan was amended to add, subject to certain limitations of the Internal Revenue Code, a non-elective contribution from the Bank of six percent (6%) of each eligible employee’s salary.

The Bank began making non-elective contributions to the Thrift BEP for all eligible executive participants commencing January 1, 2024, the date on which benefit accruals were frozen under the Pentegra Defined Benefit Plan and the Pension BEP. As of January 1, 2024, for each executive participant in the Thrift BEP eligible for non-elective contributions in a plan year, the Bank contributes an amount equal to (a) six percent (6%) of the eligible executive’s compensation and incentive compensation, prior to reduction for any elective deferrals under the Thrift BEP, determined without regard to limitations of the Internal Revenue Code, minus (b) the non-elective, non-matching Bank contribution applicable to that executive under the terms of the Pentegra Defined Contribution Plan with respect to the same period. Additional information regarding these plans can be found with the Pension Benefits and Nonqualified Deferred Compensation tables below.

All benefits payable under the Pension BEP and Thrift BEP are paid solely out of our general assets, or from assets set aside in rabbi trusts subject to the claims of our creditors in the event of our insolvency.

Perquisites

Perquisites for the named executive officers may include supplemental life insurance (Mr. Nitkiewicz only), travel memberships and subscriptions, spouse travel for certain business events, parking, or a 100 percent mass transportation subsidy. Mr. Barrett is also eligible to use a Bank-owned or -leased vehicle and a reserved parking space convenient to the Bank’s headquarters. The Compensation Committee believes that the perquisites offered to the named executive officers are reasonable and necessary for the total compensation package to remain competitive in recruiting and retaining them.

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

Employment Status and Severance Policy

Pursuant to the FHLBank Act, our employees, including the named executive officers as of December 31, 2023, are "at will" employees. Each may resign his or her employment at any time, and we may terminate his or her employment at any time for any reason or no reason, with or without cause, and with or without notice. Under our severance policy, all regular full- and part-time employees who work at least 1,000 hours per year whose employment is terminated involuntarily for reasons other than "cause," (as determined by us at our sole discretion), are provided with severance packages reflecting their status in the organization and tenure. Severance packages for employees leaving by mutual agreement or terminated for cause is at our sole discretion, provided that such severance shall not exceed that paid to employees terminated involuntarily for reasons other than cause. The severance policy does not constitute a contractual relationship between the Bank and the named executive officers, and we reserve the right to modify, revoke, suspend, terminate, or change the severance policy at any time without notice.

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

Compensation Tables

The following table and accompanying footnotes set forth all compensation attributed to our named executive officers for the years ended December 31, 2023, 2022, and 2021, which includes deferred amounts.

Table 45 - Summary Compensation for 2023, 2022 and 2021

Name and Principal Position	Year	Salary(1)		Bonus(2)	Non-equity Incentive Plan Compensation Short-Term(3)(4)(5)		Non-equity Incentive Plan Compensation Long-Term(5)	Change in Pension Value and Nonqualified Deferred Compensation Earnings(6)	All Other Compensation (7)	Total
Timothy J. Barrett	2023	$913,500		$—	$894,917		$—	$1,304,000	$79,771	$3,192,188
President and Chief Executive Officer	2022	870,000		—	603,200		113,577	336,000	86,835	2,009,612
	2021	441,864	[8]	—	371,456	[9]	96,642	175,000	38,740	1,123,702

Frank Nitkiewicz	2023	490,533		—	409,767		—	439,000	53,117	1,392,417
Executive Vice President, Chief Operating Officer and Chief Financial Officer	2022	454,198		—	258,711		122,084	—	48,081	883,074
	2021	430,136		2,111	230,801		103,880	—	45,754	812,682

Brian G. Donahue	2023	308,000		2,846	232,876		—	303,000	27,567	874,289
Senior Vice President, Controller and Chief Accounting Officer

Barry F. Gale	2023	327,969		711	233,901		—	223,000	29,181	814,762
Senior Vice President, Chief Human Resources Officer and Office of Minority and Women Inclusion Director	2022	312,351		—	148,263		83,957	—	27,556	572,127
	2021	295,804		—	158,722		67,217	122,000	26,166	669,909

Sean R. McRae	2023	357,782		—	256,098		—	196,000	31,994	841,874
Senior Vice President and Chief Information Officer	2022	340,745		—	161,740		94,257	—	30,614	627,356
	2021	332,092		—	178,193		80,202	89,000	30,020	709,507
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
(2)In 2023, Mr. Donahue and Mr. Gale received an additional bonus of $2,846 and $711 as cash awards for 30 and 10 years of service, respectively. In 2021 Mr. Nitkiewicz received an additional bonus of $2,111 as a cash award for 30 years of service. The amount of these service awards is the same as would have been paid to any employee who completed the same number of years of service.
(3)The amounts reflect the total awards paid or deferred under the respective year’s EIP for services performed during the years ended December 31, 2023, 2022, and 2021, respectively, with 50 percent of that award paid in March 2024, March 2023, and March 2022, respectively, and the remainder to be paid after year-end 2025, 2024, and 2023 in an amount equal to that year’s Deferred Award, subject to satisfaction of certain qualifiers detailed in Additional Conditions to Deferred Awards. The amounts for 2023 also reflect interest for any vested Deferred Awards under the 2021 EIP.
(4)In accordance with FHFA guidance, maximum total incentive opportunity, inclusive of annual and deferred awards, to be paid in a plan year cannot exceed 100% of the plan year’s base salary.
(5)Although the Deferred Awards under the 2022 EIP and 2021 EIP are not payable to the named executive officers until after year-end 2024 and 2023, respectively, the amounts reported for 2022 and 2021 non-equity incentive compensation (short-term) include the 2022 EIP and 2021 EIP total award, which includes both the current payment of 50 percent and the deferral of 50 percent of the incentive compensation earned. This EIP structure differs from the structure of the 2020 EIP and 2019 EIP which divided the incentive compensation into (a) a short-term award paid currently (50 percent) and reported in the current year and (b) a long-term award (50 percent) subject to the achievement of long-term goals and reported for the year such long-term goals were achieved. As a result, the amounts reported for 2022 and 2021 include, among other items, (a) the long-term awards under the 2020 EIP and 2019 EIP as non-equity incentive compensation (long- term) because they were subject to the achievement of long-term goals at December 31, 2022 and 2021, respectively, and (b) the total awards (both the current and deferred amounts) earned under the 2022 EIP and 2021 EIP as non-equity incentive compensation (short-term).
For the year-ended December 31, 2022, excluding the impact of including the deferred amounts from non-equity incentive compensation (short-term), the named executive officers “total compensation,” excluding Mr. Donahue who was not a named executive officer for 2022, would have been as follows: $1,708,012 for Mr. Barrett; $753,719 for Mr. Nitkiewicz; $497,996 for Mr. Gale; and $546,486 for Mr. McRae.
For the year-ended December 31, 2021, excluding the impact of including the deferred amounts from non-equity incentive compensation (short-term), the named executive officers “total compensation,” excluding Mr. Donahue who was not a named executive officer for 2021 would have been as follows: $937,974 for Mr. Barrett; $697,282 for Mr. Nitkiewicz; $590,548 for Mr. Gale; and $620,411 for Mr. McRae.
(6)The amounts shown reflect the actuarial increase/decrease in the present value of the named executive officer's benefits under all pension plans established by us determined using interest-rate and mortality-rate assumptions consistent with those used in our financial statements. No amount of above market earnings on nonqualified deferred compensation is reported because above market rates are not possible under the Thrift BEP, the only such plan that we offer.
(7)See Table 46 - Other Compensation for amounts, which include our match on employee contributions to the Thrift BEP and the Pentegra Defined Contribution Plan, insurance premiums paid by us with respect to supplemental life insurance and perquisites.
(8)Mr. Barrett’s base salary reflects his service as the Bank’s executive vice president and treasurer through November 30, 2021, at the base salary of $398,633, and his service as the Bank’s president and chief executive officer as of December 1, 2021, at the base salary of $870,000.
(9)Reflecting his efforts in the leadership transition following the board of directors' August 2021 selection of Mr. Barrett as the Bank’s next president and chief executive officer, the Compensation Committee awarded Mr. Barrett a prorated 2021 incentive award based on (a) his salary and award opportunity as executive vice president and treasurer through August 31, 2021, and (b) his salary and award opportunity as if his tenure as president and chief executive officer had commenced on September 1, 2021, through December 31, 2021.

Table 46 - Other Compensation

Name	Year	Contributions to Defined Contribution Plans(1)	Insurance Premiums	Perquisites(2)	Total
Timothy J. Barrett	2023	$79,771	$—	$—	$79,771
	2022	69,258	—	17,577	86,835
	2021	38,740	—	—	38,740

Frank Nitkiewicz	2023	44,560	8,557	—	53,117
	2022	40,438	7,643	—	48,081
	2021	38,756	6,998	—	45,754

Brian G. Donahue	2023	27,567	—	—	27,567

Barry F. Gale	2023	29,181	—	—	29,181
	2022	27,556	—	—	27,556
	2021	26,166	—	—	26,166

Sean R. McRae	2023	31,994	—	—	31,994
	2022	30,614	—	—	30,614
	2021	30,020	—	—	30,020
_______________________
(1)    Amounts include our contributions to the Pentegra Defined Contribution Plan, as well as contributions to the Thrift BEP. Contributions to the Thrift BEP are also shown in Table 49 - Nonqualified Deferred Compensation below.

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
Participant deferrals are limited on an annual basis by Internal Revenue Code (IRC) rules. For 2023, the maximum elective deferral amount was $22,500 (or $30,000 per year for participants who attain or exceed age 50 in 2023), and the maximum matching contribution under the terms of the Pentegra Defined Contribution Plan was $19,800 (3 percent multiplied by two multiplied by the $330,000 IRC compensation limit).
A description of the Thrift BEP follows Table 49 - Nonqualified Deferred Compensation.
See Retirement and Deferred Compensation Plans above for a description of changes we have made to the Pentegra Defined Contribution Plan and the Thrift BEP.
(2)    Amounts for Mr. Barrett include the following perquisites: personal use of a Bank-leased vehicle, parking, and spousal travel expenses, with his 2023 perquisites amounts being less than $10,000.

The following table shows the potential payouts for our non-equity incentive plan awards under the 2023 EIP, for our named executive officers:

Table 47 - Grants of Plan-Based Awards for Fiscal Year 2023

			Estimated Possible Payouts Under Non-equity Incentive Plan Awards (1)
Name	2023 EIP Award	Payout Date	Threshold	Target	Excess
Mr. Barrett	Year-end Award	March 2024	$228,375	$342,563	$456,750
	Deferred Amount	After December 31, 2025	228,375	342,563	456,750
Mr. Nitkiewicz	Year-end Award	March 2024	88,296	147,160	206,024
	Deferred Amount	After December 31, 2025	88,296	147,160	206,024
Mr. Donahue	Year-end Award	March 2024	46,200	77,000	107,800
	Deferred Amount	After December 31, 2025	46,200	77,000	107,800
Mr. Gale	Year-end Award	March 2024	49,195	81,992	114,789
	Deferred Amount	After December 31, 2025	49,195	81,992	114,789
Mr. McRae	Year-end Award	March 2024	53,667	89,446	125,224
	Deferred Amount	After December 31, 2025	53,667	89,446	125,224
______________________
(1)    The estimated payouts for the Year-end Award and Deferred Amount each represent 50 percent of the total awards under the 2023 EIP that could have been earned by the respective named executive officer for 2023. The actual amounts awarded are reflected in Table 45 - Summary Compensation for 2023, 2022 and 2021. See Executive Incentive Plan above for further discussion of performance goals and plan payouts.

Retirement Plans

Table 48 - Pension Benefits

Name	Plan Name	No. of Years of Credited Service(1)	Present Value of Accumulated Benefit(2)	Payments During Year Ended December 31, 2023
Timothy J. Barrett	Pentegra Defined Benefit Plan	12.17	$1,026,000	$—
	Pension BEP	13.17	2,777,000	—
Frank Nitkiewicz	Pentegra Defined Benefit Plan	31.83	2,616,000	—
	Pension BEP	32.83	3,885,000	—
Brian G. Donahue	Pentegra Defined Benefit Plan	29.17	1,622,000	—
	Pension BEP	30.17	1,293,000	—
Barry F. Gale	Pentegra Defined Benefit Plan	9.67	803,000	—
	Pension BEP	10.67	543,000	—
Sean R. McRae	Pentegra Defined Benefit Plan	8.67	562,000	—
	Pension BEP	9.67	607,000	—
_______________________
(1)Equals number of years of credited service as of December 31, 2023.
(2)    See Part II — Item 8 — Financial Statements and Supplementary Data — Notes to the Financial Statements — Note 14 — Employee Retirement Plans for a description of valuation methods and assumptions.

Although we have completed making changes to our retirement benefits, through 2023, we participated in the Pentegra Defined Benefit Plan to provide retirement benefits for eligible employees, including the named executive officers. As discussed in — Retirement and Deferred Compensation Plans, on January 1, 2024, future benefit accruals under the plan ceased for all employees, including the named executive officers. The Pentegra Defined Benefit Plan excludes hourly paid employees, flex staff, and short-term employees from participation. Participants are 20 percent vested in their retirement benefit after the completion of two years of employment and vest at an additional 20 percent per year thereafter until they are fully vested after the completion of six years of employment. Participants who have reached age 65 are automatically 100 percent vested, regardless of completed years of employment. All of the named executive officers are participants in the Pentegra Defined Benefit Plan and are 100 percent vested in their benefits pursuant to the plan's provisions.

Benefits under the Pentegra Defined Benefit Plan are based on the participant's years of service and earnings, defined as base salary excluding the participant's voluntary contribution to the Thrift BEP, subject to the applicable U.S. IRC limits on annual earnings ($330,000 for 2023). In general, participants' benefits are calculated as 2.00 percent multiplied by the participant's years of benefit service multiplied by the high three-year average salary. Annual benefits provided under the plan are subject to IRC limits, which vary by age and benefit option selected. The regular form of benefit is a straight life annuity with a 12 times initial death benefit feature. Lump sum and other additional payout options are also available. Participants are eligible for a lump sum option beginning at age 45. Benefits are payable in the event of retirement, death, disability, or termination of employment if vested. Normal retirement under the plan is age 65, but a participant may elect early retirement as early as age 45. However, if a participant elects early retirement, the normal retirement benefit is reduced by an early retirement factor based on the participant's age when beginning early retirement. If the sum of the participant's age and vesting service at the time of termination of employment is at least 70, that is, the "Rule of 70," the benefit is reduced by an early retirement factor of one and a half percent per year for each year that payments commence before age 65. If age and vesting service do not equal at least 70, the benefit is reduced by a higher early retirement factor.

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
•recognizing the participant's full tenure with us or any other employer participating in the Pentegra Defined Benefit Plan from initial date of employment to the date of membership in the Pentegra Defined Benefit Plan, for each named executive officer who was a participant before January 1, 2009, and for all other participants, recognizing only the participant's years of service with us from initial date of employment with us;
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

As discussed in — Retirement and Deferred Compensation Plans, further benefit accruals under the Pension BEB ceased on January 1, 2024, for all employees, including the named executive officers. Total benefits payable under both the Pentegra Defined Benefit Plan and the Pension BEP are subject to an overall maximum annual benefit amount not to exceed a specified percentage of high three-year average salary as applicable as follows: Mr. Barrett, 80 percent as president; Mr. Nitkiewicz, 70 percent as executive vice president; and Mr. Donahue, Mr. Gale, and Mr. McRae, 65 percent as senior vice presidents. Our only named executive officer that has reached the maximum annual benefit amount is Mr. Nitkiewicz. All benefits payable under the Pension BEP are paid solely from either our general assets or from assets held in a rabbi trust subject to the claims of our creditors in the event of the Bank's insolvency. The Pension BEP requires that we contribute at least annually to any rabbi trust so established an amount to fund participant benefits on a plan termination basis and anticipated administrative, trust and investment advisory expenses that may be paid by the trust over the next 12 months. Retirement benefits from the Pentegra Defined Benefit Plan and the Pension BEP are not subject to any offset provision for Social Security benefits. See — Retirement and Deferred Compensation Plans for a description of changes we are making to the Pentegra Defined Benefit Plan and the Pension BEP.

Nonqualified Deferred Compensation

Table 49 - Nonqualified Deferred Compensation

Name	Executive Contributions in Year Ended December 31, 2023(1)	Our Contributions in Year Ended December 31, 2023(2)	Aggregate Earnings in Year Ended December 31, 2023	Aggregate Withdrawals/ Distributions	Aggregate Balance at December 31, 2023
Timothy J. Barrett	$39,885	$59,971	$60,269	$—	$532,853
Frank Nitkiewicz	36,247	24,760	213,710	—	1,074,472
Brian G. Donahue	32,280	10,735	239,004	(21,750)	822,601
Barry F. Gale	14,591	10,076	22,050	—	202,671
Sean R. McRae	15,997	15,156	41,285	—	309,129
_______________________
(1)Amounts are also reported as salary in Table 45 - Summary Compensation for 2023, 2022 and 2021.
(2)Amounts are also reported as contributions to defined contribution plans in Table 46 - Other Compensation.

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

The Thrift BEP provides participants an opportunity to defer taxation on income and to make up for benefits that would have been provided under the Pentegra Defined Contribution Plan except for IRC limitations on annual contributions under 401(k) plans. It also provides participants with an opportunity for incentive compensation to be deferred and matched. The Compensation Committee and board of directors approve participation in the Thrift BEP. All of the named executive officers are current participants. All benefits payable under the Thrift BEP are paid solely from our general assets or from assets held in a rabbi trust subject to the claims of our creditors in the event of the Bank's insolvency. The Thrift BEP requires us to contribute at least quarterly to any rabbi trust established for the Thrift BEP an amount to fund participant benefits on a plan termination basis. A rabbi trust was established for the Thrift BEP effective January 1, 2010. See — Retirement and Deferred Compensation Plans for a description of changes we made to the Thrift BEP effective January 1, 2024.

Post-termination Payments

The following is a discussion of the policies and arrangements to which a named executive officer becomes subject upon certain termination events, with or without a change in control of the Bank. During 2023, all named executive officers were covered by the Bank’s severance policy and, with the exception of Mr. Donahue, the Executive Severance Plan. In addition, Mr. Barrett is covered by an employment agreement. The severance policy, Executive Severance Plan and Mr. Barrett’s employment agreement are also discussed above in “Potential Payments upon Termination or Change in Control.” The Bank’s EIPs provide for payment to executives who are employed as of December 31 of the EIP year or, subject to recommendation by our president and chief executive officer and review and approval by the Compensation Committee and the FHFA, whose employment has terminated prior to December 31 of the EIP year for death, disability or retirement. The terms cause, change in control, good reason, disability, retirement, and qualifying termination are defined in the respective policy, plan or agreement, as applicable.

Severance Policy

As chief executive officer, Mr. Barrett is eligible for 12 months of base pay under the severance policy. As executive officers, Mr. Nitkiewicz, Mr. Donahue, Mr. Gale, and Mr. McRae are eligible for a minimum of six months and a maximum of 12 months of base pay under the severance policy, depending on their tenure of employment. Severance payable to the executives in connection with a change in control is discussed in the Executive Severance Plan section below. All severance packages under the severance policy for executive officers, including the named executive officers, must have the approval of the chief executive officer and the Compensation Committee, and may also require the approval of the FHFA, prior to making any award under the severance policy.

Under our severance policy and based on status in the organization and tenure, for Mr. Nitkiewicz and Mr. Donahue the payment amount is equal to approximately twelve months' base salary, for Mr. Gale the payment is equal to approximately eleven months' base salary, and for Mr. McRae the payment is equal to approximately ten months’ base salary, all based on annual salary in effect on December 31, 2023.

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

Executive Severance Plan

We maintain an Executive Severance Plan that provides certain payments and benefits in the event of a qualifying termination following a change in control. The Executive Severance Plan applies to employees or officers who are designated by the Bank’s board of directors as participants and who execute a participation agreement in which the participants agree to certain protective covenants including a non-solicitation agreement. The Bank’s board designated Mr. Barrett, Mr. Nitkiewicz, Mr. Gale, and Mr. McRae, in addition to certain other executive officers, as participants in the Executive Severance Plan and these officers all executed participation agreements. If a participant is eligible for severance benefits under the Executive Severance Plan and also for similar benefits under any other Bank plan, program, arrangement or agreement, the severance benefits under the Executive Severance Plan will be reduced on a dollar for dollar basis for the severance benefits available under such other plan, program, arrangement or agreement.

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

The severance payments and benefits to which the participant would be entitled include:

•Mr. Barrett would receive a cash payment equal to 2.99 times the sum of (i) the greater of his annual base salary determined at the time of the qualifying termination or 180 days prior to the change in control, and (ii) target incentive awards for the year in which the qualifying termination of employment occurs.
•The other named executive officers participating in the Executive Severance Plan would receive a cash payment equal to 2.00 times the sum of (i) the greater of their annual base salary determined at the time of the qualifying termination or 180 days prior to the change in control, and (ii) their target incentive awards for the year in which the qualifying termination of employment occurs.
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

Executive Incentive Plan

Under the 2023, 2022, and 2021 Executive Incentive Plans, the named executive officers must be employed by the Bank on December 31 of the EIP’s year in order to be paid such award. Subject to recommendation of our president and chief executive officer, approval of the Compensation Committee, and FHFA review, if required, if a named executive officer’s employment had terminated in 2023 for death or disability or after becoming retirement-eligible and providing a minimum of six months' advance notice to the Bank, such officer may be paid: (i) a pro-rata portion of the 2023 award if they completed six months of service during 2023, and (ii) the deferred amount under the 2021 and 2022 EIPs and any pro rata deferred award under 2023

EIP, with such awards to be paid at the same time they would have been paid if the executive’s employment had not terminated. To be retirement-eligible, a named executive officer must be either eligible for normal retirement or satisfy the Rule of 70 (counting only service earned with the FHLBank System) under the Pentegra Defined Benefit Plan.

Potential Payments Upon Termination

The table below shows amounts triggered upon the termination events identified below for the named executive officers assuming a termination of employment and, as applicable, a change in control as of the close of business on December 31, 2023, and does not include amounts that are not payable or otherwise forfeited upon a for cause termination or certain non- retirement terminations. In these circumstances, other than legally required amounts such as accrued salary, no additional amounts would be payable and rights to incentive or deferred compensation would be forfeited. The amounts listed below also do not include payments from the Thrift BEP or the Pension BEP. Amounts payable from the Pension BEP may be found in Table 48 - Pension Benefits. Account balances for the Thrift BEP may be found in Table 49 - Nonqualified Deferred Compensation.

Table 50 - Cash Payments on Termination

	Severance	Incentive Compensation(4)	All Other Compensation(5)	Total Post Termination Payment & Benefit Value
Timothy J. Barrett
Bank initiated (not for cause) termination of employee without a change in control(1)	$913,500	$1,518,870	$22,513	$2,454,883
Bank initiated (not for cause) termination of employee or good reason termination by employee due to change in control(2)(3)	4,779,889	1,518,870	70,027	6,368,786
Retirement	—	1,518,870	—	1,518,870
Death or Disability	—	1,518,870	—	1,518,870
Frank Nitkiewicz
Bank initiated (not for cause) termination of employee without a change in control(1)	490,533	713,120	—	1,203,653
Bank initiated (not for cause) termination of employee or good reason termination by employee due to change in control(3)	1,569,706	713,120	48,770	2,331,596
Retirement	—	713,120	—	713,120
Death or Disability	—	713,120	—	713,120
Brian G. Donahue
Bank initiated (not for cause) termination of employee without a change in control(1)	308,000	411,205	—	719,205
Bank initiated (not for cause) termination of employee or good reason termination by employee due to change in control	—	411,205	—	411,205
Retirement	—	411,205	—	411,205
Death or Disability	—	411,205	—	411,205
Barry F. Gale
Bank initiated (not for cause) termination of employee without a change in control(1)	282,800	420,974	—	703,774
Bank initiated (not for cause) termination of employee or good reason termination by employee due to change in control(3)	983,907	420,974	48,771	1,453,652
Retirement	—	420,974	—	420,974
Death or Disability	—	420,974	—	420,974
Sean R. McRae
Bank initiated (not for cause) termination of employee without a change in control(1)	281,287	111,509	—	392,796
Bank initiated (not for cause) termination of employee or good reason termination by employee due to change in control(3)	1,073,346	111,509	58,050	1,242,905
Retirement	—	111,509	—	111,509
Death or Disability	—	462,698	—	462,698
_______________________

(1)    Under our severance policy and based on status in the organization and tenure for Mr. Barrett, Mr. Nitkiewicz and Mr. Donahue the “Severance” amount payable is equal to 12 months' base salary, for Mr. Gale the amount payable is equal to approximately 11 months' base salary, and for Mr. McRae the amount payable is equal to approximately 10 months’ base salary, all based on annual salary in effect on December 31, 2023.
(2)    The aggregate amount due to Mr. Barrett under his Employment Agreement and the Executive Severance Plan, assuming a December 31, 2023 termination, would have been subject to the change in control excise tax under Section 4999 of the Code. However, the amount actually payable to Mr. Barrett would not have been limited to the 280G safe harbor level, as doing so would not have resulted in a higher after-tax payment. No tax gross-up payments would apply.
(3)    “Severance” payments for involuntary termination without cause due to a change in control or for a resignation for good reason due to a change in control that are made under our Executive Severance Plan are in lieu of, not in addition to, the severance benefit payments under our severance policy or, for Mr. Barrett, his employment agreement. Amounts shown for “Severance” payable under the Executive Severance Plan are a multiple, 2.99 for Mr. Barrett and 2.00 for the other named executive officers, excluding Mr. Donahue, who is not a participant in the Executive Severance Plan, of the total of (i) base salary in effect on December 31, 2023 and (ii) target incentive awards under our 2023 EIP. Mr. Nitkiewicz, Mr. Gale, and Mr. McRae would not have been subject to the change in control excise tax under Section 4999 of the IRC. In no event would tax gross-up payments apply.
(4)    Because Mr. Barrett, Mr. Nitkiewicz, Mr. Donahue, and Mr. Gale were retirement-eligible as of December 31, 2023, amounts shown for incentive compensation payable to them under each of the applicable termination scenarios in the table includes such officers’ total incentive award earned as of December 31, 2023, the deferred award payable under the 2021 EIP including interest earned, and the deferred award payable under the 2022 EIP including estimated interest. All of such awards are also included in the row entitled “Death and Disability” for Mr. McRae. However, because Mr. McRae was not retirement-eligible as of December 31, 2023, he would not have been entitled to any deferred amounts under the 2023, 2022 and 2021 EIPs, but would be entitled to 2023 incentive compensation earned as of December 31, 2023, upon a Bank- initiated (not for cause) termination without a change in control, a Bank-initiated (not for cause) termination or good reason termination by employee due to change in control or his retirement.
(5)    “All Other Compensation” includes the following amounts payable under the Executive Severance Plan to named executive officers: (i) a payment to each officer equivalent to what it would have cost the Bank to maintain such officer’s health insurance coverage for a number of months, 24 months for Mr. Barrett and 18 months for the other named executive officers, and (ii) a payment for outplacement services of $25,000 for Mr. Barrett and $15,000 for the other named executive officers.

Pay Ratio

For the year ended December 31, 2023, the ratio of the annual total compensation of our chief executive officer to the annual total compensation of our median employee (the Median Employee, identified in the manner described below) is 16:1. To determine this ratio, total compensation of the Median Employee for 2023 was calculated in the same manner as total compensation of our chief executive officer as of December 31, 2023 as presented in Table 45 - Summary Compensation for 2023, 2022, and 2021. For 2023, this includes the entire award under the 2023 EIP, although 50 percent of that award is deferred and will not be paid until after year-end 2025, respectively.

For 2023, the total annual compensation of the Median Employee was $202,126 and the total annual compensation of the chief executive officer was $3,192,188.

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

For both the Median Employee and chief executive officer, 2023 compensation includes, among other things, amounts attributable to the employer match on employee contributions to the Pentegra Defined Contribution Plan (401(k) plan), which varies based on an employee's contributions to the 401(k) plan and an employee's tenure at the Bank.

Director Compensation

In 2023, we paid members of the board of directors fees for each board and committee meeting that they attended and a quarterly retainer fee. FHFA regulations permit the payment of reasonable director compensation, and such compensation is subject to the FHFA's oversight. We are a cooperative and our capital stock may only be held by current and former members, so we do not provide compensation to our directors in the form of stock or stock options. The 2024 and 2023 Director Compensation Policies provide payments for attendance at board and committee meetings and retainers paid in arrears at the end of each quarter. The policies provide for maximums on total director compensation and potential reduction based on attendance and performance.

The amounts to be paid or paid to the members of the board of directors for attendance at board and committee meetings and for quarterly retainers for the years ended December 31, 2024 and 2023, along with the annual maximum compensation amounts are detailed in the following table:

Table 51 - Director Compensation

	2024	2023
Fee per board meeting:
Chair of the board	$12,970	$12,420
Vice chair of the board and committee chairs	10,710	10,260
All other board members	9,580	9,180
Fee per committee meeting	2,820	2,700
Fee for telephonic attendance	1,690	1,620

Quarterly Retainer Fees
Chair of the board	12,675	12,150
Vice chair of the board and committee chairs	11,075	10,800
All other board members	9,775	9,450

Annual maximum compensation amounts:
Chair of the board	155,000	148,500
Vice chair of the board and committee chairs	130,000	126,900
All other board members	120,000	116,100

The Bank will also pay or reimburse directors for expenses related to the directors’ attendance at board meetings.

The aggregate amounts earned or paid to individual members of the board of directors for attendance at board and committee meetings and quarterly retainer fees during 2023 are detailed in the following table:

Table 52 - 2023 Director Compensation

Fees Earned or Paid in Cash
Donna L. Boulanger, Chairwoman in 2023	$148,500
Eric L. Chatman, Vice Chair in 2023	126,900
Duncan Barnard	116,100
Caroline R. Carpenter	116,100
Thomas J. Curry	126,900
Dwight M. Davidsen	126,900
Antoinette C. Lazarus	126,900
Edward F. Manzi, Jr.	116,100
Kevin D. Miller	116,100
William M. Parent	126,900
Emil J. Ragones	126,900
David J. Rotatori	116,100
E. Macey Russell	116,100
Robert Tourigny	116,100
John C. Witherspoon	126,900
$1,849,500

Directors may elect to defer the receipt of fees (including all compensation payable under the Director Compensation Policy) pursuant to the Thrift BEP, although there is no Bank-matching contribution for such deferred fees. For additional information on the Thrift BEP, see — Retirement and Deferred Compensation Plans above. FHFA regulations permit the payment or reimbursement of reasonable expenses incurred by directors in performing their duties, and in accordance with those regulations, we have adopted a policy governing such payment and reimbursement of expenses. Such paid and reimbursed board of director expenses aggregated to $151 thousand for the year ended December 31, 2023.

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

We do not offer any compensation plan under which our equity securities are authorized for issuance. Members, former members, and successors to former members, including affiliated institutions under common control of a single holding company, holding five percent or more of our outstanding capital stock as of February 29, 2024, are noted in Table 53.

Table 53 - Stockholders Holding Five Percent or More of Outstanding Capital Stock
(dollars in thousands)

Member Name	Address	Capital Stock	Percent of Total Capital Stock
State Street Bank and Trust Company	One Congress Street, Boston, MA 02114	$145,000	7.34%
Citizens Bank, N.A.	One Citizens Plaza, Providence, RI 02903	127,583	6.45
Webster Bank, N.A.	145 Bank Street, Waterbury, CT 06702	105,021	5.31

Additionally, due to the fact that a majority of our board of directors is elected from our membership, these member directors serve as officers or directors of members that own our capital stock. Table 54 provides capital stock outstanding as of February 29, 2024, to members whose officers or directors serve as our directors.

Table 54 - Capital Stock Outstanding to Members whose Officers or Directors serve on our Board of Directors
(dollars in thousands)

Member Name	City, State	Capital Stock	Percent of Total Capital Stock
Citizens Bank, N.A.	Providence, RI	$127,583	6.45%
Easthampton Savings Bank	Easthampton, MA	7,234	0.37
Fidelity Co-Operative Bank	Fitchburg, MA	1,754	0.09
Ion Bank	Naugatuck, CT	1,036	0.05
Skowhegan Savings Bank	Skowhegan, ME	767	0.04
Profile Bank	Rochester, NH	658	0.03
North Brookfield Savings Bank	North Brookfield, MA	392	0.02
National Bank of Middlebury	Middlebury, VT	361	0.02
Depositors Insurance Fund	Woburn, MA	270	0.01
Total stock ownership by members whose officers or directors serve as directors of the Bank		$140,055	7.08%

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

For the year ended December 31, 2023, the review and approval of transactions with related persons was governed by our Conflict of Interest Policy for Bank Directors (the Conflict Policy), our Code of Ethics and Business Conduct, and our Related Persons Transaction Policy, each of which are in writing. Under the Conflict Policy, each director is required to disclose to the board of directors all actual or potential conflicts of interest, including any personal financial interest that he or she has, as well as such interests of any immediate family member or business associate of the director known to the director, in any matter to be considered by the board of directors or in which another person does, or proposes to do, business with the Bank. Following such disclosure, the board is empowered to determine whether an actual conflict exists. In the event the board determines the existence of a conflict with respect to any matter, the affected director is required to be recused from all further considerations relating to that matter. The Conflict Policy is administered by the Governance/Government Relations Committee of the board of directors.

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

FHFA Regulations Regarding Independence

The FHFA regulations on director independence standards prohibit an individual from serving as a member of the board of directors' Audit Committee if he or she has one or more disqualifying relationships with us or our management that would interfere with the exercise of that individual's independent judgment. Disqualifying relationships considered by the board are: employment with the Bank at any time during the last five years; acceptance of compensation from us other than for service as a director; being a consultant, advisor, promoter, underwriter, or legal counsel for the Bank at any time within the last five years; and being an immediate family member of an individual who is or who has been within the past five years, a Bank executive officer. The board assesses the independence of each director who serves on the Audit Committee under the FHFA's regulations on these independence standards. As of March 15, 2024, all of our directors serving on the board of directors' Audit Committee were independent under these criteria.

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

After applying the NYSE independence standards, the board determined that, as of March 15, 2024, all of our independent (that is, nonmember) directors are independent. Based upon the fact that each member director is an officer or director of an institution that is a member of the Bank (and thus is an equity holder in the Bank), that each such institution routinely engages in transactions with us, and that such transactions occur frequently and are encouraged, the board of directors has determined that for the present time it would conclude that none of the member directors meets the independence criteria under the NYSE independence standards.

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

The board of directors has a standing Audit Committee and a standing Compensation Committee. For the reasons noted above, the board of directors determined that none of the current member directors on these committees, including Directors Davidsen, Manzi, Miller, Parent, and Witherspoon, are independent under the NYSE standards for these committees. The board determined that all of the independent directors on these committees, including Directors Barnard, Curry, Lazarus, Russell, and Tourigny are independent under the NYSE independence standards for these committees.

The board of directors also determined that Directors Lazarus and Manzi are the "Audit Committee financial experts" within the meaning of the SEC rules, and further determined that as of March 15, 2024, Director Lazarus is independent under NYSE standards. As stated above, the board of directors determined that each director on the Audit Committee is independent under the FHFA's regulations applicable to the board of directors' Audit Committee. In addition, the board of directors also assessed the independence of the members of its Audit Committee under Rule 10A-3. In order to be considered independent under Rule 10A-3, a member of the Audit Committee may not, other than in his or her capacity as a member of the board or any other board committee (i) accept any consulting, advisory, or other compensation from us or (ii) be an affiliated person of the Bank. As of March 15, 2024, all members of our Audit Committee were independent under these criteria.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table sets forth the aggregate fees billed by PwC for professional services rendered in connection with the audit of our financial statements for 2023 and 2022, as well as the fees billed by PwC for audit-related and other services rendered by PwC to us during 2023 and 2022.

Table 55 - Principal Accounting Fees and Services
(dollars in thousands)

	Year Ended December 31,
	2023	2022
Audit fees(1)	$1,090	$1,024
Audit-related fees(2)	71	66
All other fees	3	3
Tax fees	—	—
Total	$1,164	$1,093
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

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES
a) Financial Statements
Our financial statements are set forth under Part II — Item 8 — Financial Statements and Supplementary Data of this report on Form 10-K.

b) Financial Statement Schedule
None.

c) Exhibits

Number	Exhibit Description	Reference
3.1	Restated Organization Certificate of the Federal Home Loan Bank of Boston	Exhibit 3.1 to our Registration Statement on Form 10 filed with the SEC on October 31, 2005
3.2	By-laws of the Federal Home Loan Bank of Boston	Exhibit 3.2 to our Third Quarter 2022 Form 10-Q filed with the SEC on November 10, 2022
4.1	Amended and Restated Capital Plan of the Federal Home Loan Bank of Boston	Exhibit 99.1 to our Form 8-K filed with the SEC on December 1, 2021
4.2	Description of Capital Stock	Filed within this Form 10-K
10.1	The Federal Home Loan Bank of Boston Pension Benefit Equalization Plan effective January 1, 2009, as amended on April 15, 2009 *	Exhibit 10.1.3 to our Second Quarter 2009 Form 10-Q filed with the SEC on August 12, 2009
10.1.1	First Amendment to the Federal Home Loan Bank of Boston Pension Benefit Equalization Plan effective September 1, 2009 *	Exhibit 10.2 to our Third Quarter 2009 Form 10-Q filed with the SEC on November 12, 2009
10.1.2	Second Amendment to the Federal Home Loan Bank of Boston Pension Benefit Equalization Plan effective December 21, 2012 *	Exhibit 10.1.2 to our 2012 Form 10-K filed with the SEC on March 26, 2013
10.1.3	Third Amendment to the Federal Home Loan Bank of Boston Pension Benefit Equalization Plan effective June 30, 2014 *	Exhibit 10.1 to our Second Quarter 2014 Form 10-Q filed with the SEC on August 8, 2014
10.1.4	Fourth Amendment to the Federal Home Loan Bank of Boston Pension Benefit Equalization Plan effective January 1, 2021 *	Exhibit 10.1 to our Form 8-K filed with the SEC on December 1, 2020
10.2.1	The Federal Home Loan Bank of Boston Thrift Benefit Equalization Plan (as amended and restated effective January 1, 2017) *	Exhibit 10.2.6 to our 2017 Form 10-K filed with the SEC on March 16, 2018
10.2.2	First Amendment to the Federal Home Loan Bank of Boston Thrift Benefit Equalization Plan effective January 1, 2021 *	Exhibit 10.2 to our Form 8-K filed with the SEC on December 1, 2020
10.3.1	The Federal Home Loan Bank of Boston 2022 Executive Incentive Plan * ∝	Exhibit 10.1 to our Form 8-K filed with the SEC on April 19, 2022
10.3.2	The Federal Home Loan Bank of Boston 2023 Executive Incentive Plan * ∝	Exhibit 10.1 to our Form 8-K filed with the SEC on May 4, 2023
10.4.1	MPF Consolidated Interbank Agreement dated as of July 22, 2016	Exhibit 10.1 to our Third Quarter 2016 Form 10-Q filed with the SEC on November 10, 2016
10.4.2	Addendum to the MPF Consolidated Interbank Agreement dated August 25, 2017	Exhibit 10.4.2 to our 2022 Form 10-K filed with the SEC on March 17, 2023
10.5	Executive Change in Control Severance Plan, effective November 7, 2018 *	Exhibit 10.5 to our 2018 Form 10-K filed with the SEC on March 22, 2019
10.6.1	Lease between the Federal Home Loan Bank of Boston and BP Prucenter Acquisition LLC, dated October 26, 2010	Exhibit 10.1 to our Form 8-K filed with the SEC on October 27, 2010
10.6.2	First Amendment to Lease Between Federal Home Loan Bank of Boston and BP Prucenter Acquisition LLC, dated August 8, 2022	Exhibit 10.2 to our 8-K filed with the SEC on August 12, 2022

10.7	Amended and Restated Federal Home Loan Banks P&I Funding and Contingency Plan Agreement, effective as of January 1, 2017, by and among the Office of Finance and each of the Federal Home Loan Banks	Exhibit 10.8.1 to our 2016 Form 10-K filed with the SEC on March 24, 2017
10.8.1	The Federal Home Loan Bank of Boston 2023 Director Compensation Policy *	Exhibit 10.1 to our 8-K filed with the SEC on October 26, 2022
10.8.2	The Federal Home Loan Bank of Boston 2024 Director Compensation Policy *	Exhibit 10.1 to our 8-K filed with the SEC on October 20, 2023
10.9	Joint Capital Enhancement Agreement, among the Federal Home Loan Banks as amended August 5, 2011	Exhibit 99.1 to our Form 8-K filed with the SEC on August 5, 2011
10.10	Severance Policy, as adopted March 23, 2012 as amended on December 8, 2023 *	Filed within this Form 10-K
10.11	The Federal Home Loan Bank of Boston Split-Dollar Insurance Termination Agreement between Frank Nitkiewicz and the Federal Home Loan Bank of Boston dated May 24, 2005 *	Exhibit 10.14 to our 2016 Form 10-K filed with the SEC on March 24, 2017
10.12	Employment Agreement between Federal Home Loan Bank of Boston and Timothy J. Barrett, dated October 21, 2021 *	Exhibit 10.1 to our Form 8-K/A filed with the SEC on October 25, 2021
31.1	Certification of the president and chief executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed within this Form 10-K
31.2	Certification of the chief financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed within this Form 10-K
32.1	Certification of the president and chief executive officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed within this Form 10-K
32.2	Certification of the chief financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed within this Form 10-K
101.INS	XBRL Instance Document	The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document	Filed within this Form 10-K
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	Filed within this Form 10-K
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	Filed within this Form 10-K
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	Filed within this Form 10-K
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	Filed within this Form 10-K
104	The cover page of the Bank’s Annual report on Form 10-K, formatted in Inline XBRL	Included within the exhibit 101 attachments
* Management contract or compensatory plan.
∝ Portions of this exhibit have been omitted.

ITEM 16. FORM 10-K SUMMARY

Not applicable

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date	FEDERAL HOME LOAN BANK OF BOSTON (Registrant)
March 15, 2024	By:	/s/	Timothy J. Barrett
Timothy J. Barrett President and Chief Executive Officer
March 15, 2024	By:	/s/	Frank Nitkiewicz
Frank Nitkiewicz Executive Vice President, Chief Operating Officer and Chief Financial Officer
March 15, 2024	By:	/s/	Brian G. Donahue
Brian G. Donahue Senior Vice President, Controller and Chief Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

March 15, 2024	By:	/s/	Duncan Barnard
Duncan Barnard Director
March 15, 2024	By:	/s/	Donna L. Boulanger
Donna L. Boulanger Director
March 15, 2024	By:	/s/	Michael A. Brown
Michael A. Brown Director
March 15, 2024	By:	/s/	Caroline R. Carpenter
Caroline R. Carpenter Director
March 15, 2024	By:	/s/	Eric L. Chatman
Eric L. Chatman Director
March 15, 2024	By:	/s/	Thomas J. Curry
Thomas J. Curry Director
March 15, 2024	By:	/s/	Dwight M. Davidsen
Dwight M. Davidsen Director
March 15, 2024	By:	/s/	Antoinette C. Lazarus
Antoinette C. Lazarus Director

March 15, 2024	By:	/s/	Edward F. Manzi, Jr.
Edward F. Manzi, Jr. Director
March 15, 2024	By:	/s/	Kevin D. Miller
Kevin D. Miller Director
March 15, 2024	By:	/s/	William M. Parent
William M. Parent Director
March 15, 2024	By:	/s/	David J. Rotatori
David J. Rotatori Director
March 15, 2024	By:	/s/	E. Macey Russell
E. Macey Russell Director
March 15, 2024	By:	/s/	Robert Tourigny
Robert Tourigny Director
March 15, 2024	By:	/s/	John C. Witherspoon
John C. Witherspoon Director