Form 10-Q
period 2024-03-31
Federal Home Loan Bank of Boston
filed 2024-05-10
CIK 1331463

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
OR
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

Shares outstanding as of April 30, 2024 (in thousands)
Class B Stock, par value	$100	21,184

FEDERAL HOME LOAN BANK OF BOSTON
Form 10-Q

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

FEDERAL HOME LOAN BANK OF BOSTON STATEMENTS OF CONDITION (dollars and shares in thousands, except par value) (unaudited)
	March 31, 2024	December 31, 2023
ASSETS
Cash and due from banks	$70,616	$53,412
Interest-bearing deposits	1,808,836	1,643,587
Securities purchased under agreements to resell	1,750,000	1,600,000
Federal funds sold	3,051,000	2,500,000
Investment securities:
Trading securities	1,567	1,395
Available-for-sale securities (amortized cost of $15,886,505 and $15,684,997 at March 31, 2024, and December 31, 2023, respectively)	15,578,184	15,343,745
Held-to-maturity securities (a)	74,156	78,905
Total investment securities	15,653,907	15,424,045
Advances	39,905,499	41,958,583
Mortgage loans held for portfolio, net of allowance for credit losses of $2,600 and $2,000 at March 31, 2024, and December 31, 2023, respectively	3,146,391	3,059,331
Accrued interest receivable	202,275	185,709
Derivative assets, net	363,820	383,073
Other assets	77,932	334,534
Total Assets	$66,030,276	$67,142,274
LIABILITIES
Deposits
Interest-bearing	$894,225	$896,005
Non-interest-bearing	27,549	26,874
Total deposits	921,774	922,879
Consolidated obligations (COs):
Bonds	41,023,055	40,248,743
Discount notes	20,055,973	22,000,546
Total consolidated obligations	61,079,028	62,249,289
Mandatorily redeemable capital stock	6,083	6,083
Accrued interest payable	283,592	269,517
Affordable Housing Program (AHP) payable	93,262	87,164
Derivative liabilities, net	7,104	3,017
Other liabilities	72,146	65,711
Total liabilities	62,462,989	63,603,660
Commitments and contingencies (Note 12)
CAPITAL
Capital stock – Class B – putable ($100 par value), 19,831 shares and 20,425 shares issued and outstanding at March 31, 2024, and December 31, 2023, respectively	1,983,103	2,042,453
Retained earnings:
Unrestricted	1,360,373	1,339,546
Restricted	466,723	451,154
Total retained earnings	1,827,096	1,790,700
Accumulated other comprehensive loss	(242,912)	(294,539)
Total capital	3,567,287	3,538,614
Total Liabilities and Capital	$66,030,276	$67,142,274
_______________________________________
(a)    Fair values of held-to-maturity securities were $73,813 and $78,478 at March 31, 2024, and December 31, 2023, respectively.

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF BOSTON STATEMENTS OF OPERATIONS (dollars in thousands) (unaudited)
	For the Three Months Ended March 31,
	2024	2023
INTEREST INCOME
Advances	$528,497	$501,206
Prepayment fees on advances, net	49	409
Interest-bearing deposits	36,326	32,602
Securities purchased under agreements to resell	14,311	25,681
Federal funds sold	49,218	52,945
Investment securities:
Trading securities	18	17
Available-for-sale securities	233,171	167,680
Held-to-maturity securities	1,126	1,062
Total investment securities	234,315	168,759
Mortgage loans held for portfolio	28,587	21,188
Other	—	134
Total interest income	891,303	802,924
INTEREST EXPENSE
Consolidated obligations:
Bonds	507,136	378,094
Discount notes	264,603	336,683
Total consolidated obligations	771,739	714,777
Deposits	9,577	6,032
Mandatorily redeemable capital stock	127	192
Other borrowings	18	2
Total interest expense	781,461	721,003
NET INTEREST INCOME	109,842	81,921
Provision for credit losses	600	94
NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES	109,242	81,827
OTHER INCOME (LOSS)
Service fees	2,993	3,733
Other, net	(385)	631
Total other income	2,608	4,364
OTHER EXPENSE
Compensation and benefits	12,588	11,212
Other operating expenses	7,092	6,870
Federal Housing Finance Agency (the FHFA)	1,189	1,653
Office of Finance	1,074	1,090
Discretionary housing and community investment programs	2,304	772
Other	1,093	1,032
Total other expense	25,340	22,629
INCOME BEFORE ASSESSMENTS	86,510	63,562
AHP assessments	8,664	6,375
NET INCOME	$77,846	$57,187

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF BOSTON STATEMENTS OF COMPREHENSIVE INCOME (dollars in thousands) (unaudited)
	For the Three Months Ended March 31,
	2024	2023
Net income	$77,846	$57,187
Other comprehensive income:
Net unrealized gains on available-for-sale securities	32,931	10,654
Net unrealized gains (losses) relating to hedging activities	18,696	(10,628)
Total other comprehensive income	51,627	26
Comprehensive income	$129,473	$57,213

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF BOSTON STATEMENTS OF CAPITAL THREE MONTHS ENDED MARCH 31, 2024 and 2023 (dollars and shares in thousands) (unaudited)

	Capital Stock Class B – Putable		Retained Earnings			Accumulated Other Comprehensive Income (Loss)
	Shares	Par Value	Unrestricted	Restricted	Total		Total Capital
BALANCE, DECEMBER 31, 2022	20,312	$2,031,178	$1,290,873	$399,695	$1,690,568	$(306,425)	$3,415,321
Comprehensive income			45,749	11,438	57,187	26	57,213
Proceeds from issuance of capital stock	16,809	1,680,894					1,680,894
Repurchase of capital stock	(13,077)	(1,307,678)					(1,307,678)
Cash dividends on capital stock			(31,003)		(31,003)		(31,003)
BALANCE, MARCH 31, 2023	24,044	$2,404,394	$1,305,619	$411,133	$1,716,752	$(306,399)	$3,814,747

BALANCE, DECEMBER 31, 2023	20,425	$2,042,453	$1,339,546	$451,154	$1,790,700	$(294,539)	$3,538,614
Comprehensive income			62,277	15,569	77,846	51,627	129,473
Proceeds from issuance of capital stock	6,183	618,309					618,309
Repurchase of capital stock	(6,777)	(677,659)					(677,659)
Cash dividends on capital stock			(41,450)		(41,450)		(41,450)
BALANCE, MARCH 31, 2024	19,831	$1,983,103	$1,360,373	$466,723	$1,827,096	$(242,912)	$3,567,287

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF BOSTON STATEMENTS OF CASH FLOWS (dollars in thousands) (unaudited)
	For the Three Months Ended March 31,
	2024	2023
OPERATING ACTIVITIES
Net income	$77,846	$57,187
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	15,496	40,388
Provision for credit losses	600	94
Net change in derivatives and hedging activities	112,077	(201,367)
Other adjustments, net	543	1,658
Net change in:
Market value of trading securities	(172)	(79)
Accrued interest receivable	(16,566)	(23,281)
Other assets	6,484	2,235
Accrued interest payable	14,127	69,239
Other liabilities	12,561	(937)
Total adjustments	145,150	(112,050)
Net cash provided by (used in) operating activities	222,996	(54,863)

INVESTING ACTIVITIES
Net change in:
Interest-bearing deposits	(76,062)	365,241
Securities purchased under agreements to resell	(150,000)	(8,400,000)
Federal funds sold	(551,000)	405,000
Loans to other FHLBanks	—	(1,000,000)
Advances to members	1,955,311	(7,954,114)
Available-for-sale securities:
Proceeds	358,628	47,853
Purchases	(439,674)	(285,672)
Held-to-maturity securities:
Proceeds	4,584	5,500
Mortgage loans held for portfolio:
Proceeds	58,328	55,610
Purchases	(147,151)	(23,058)
Other investing activities, net	(207)	(333)
Net cash provided by (used in) investing activities	1,012,757	(16,783,973)

FEDERAL HOME LOAN BANK OF BOSTON STATEMENTS OF CASH FLOWS — (Continued) (dollars in thousands) (unaudited)
	For the Three Months Ended March 31,
	2024	2023
FINANCING ACTIVITIES
Net change in deposits	10,143	217,319
Net payments on derivatives with a financing element	19,167	(11,724)
Net proceeds from issuance of consolidated obligations:
Discount notes	24,337,549	50,148,452
Bonds	6,685,488	15,914,328
Payments for maturing and retiring consolidated obligations:
Discount notes	(26,303,060)	(43,725,100)
Discount notes transferred to other FHLBanks	(4,866)	—
Bonds	(5,862,155)	(6,047,640)
Payment of financing lease	(15)	(11)
Proceeds from issuance of capital stock	618,309	1,680,894
Payments for repurchase of capital stock	(677,659)	(1,307,678)
Cash dividends paid	(41,450)	(31,003)
Net cash (used in) provided by financing activities	(1,218,549)	16,837,837
Net increase (decrease) in cash and due from banks	17,204	(999)
Cash and due from banks at beginning of the period	53,412	7,593
Cash and due from banks at end of the period	$70,616	$6,594
Supplemental disclosures:
Interest paid	$777,972	$602,099
AHP payments	$1,927	$2,450
Noncash transfers of mortgage loans held for portfolio to other assets	$—	$92
Noncash lease liabilities arising from obtaining right-of-use assets	$—	$26,314

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF BOSTON
NOTES TO FINANCIAL STATEMENTS

Note 1 — Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information. In the opinion of management, all adjustments considered necessary have been included. All such adjustments consist of normal recurring accruals. The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. The results of operations for interim periods are not necessarily indicative of the results to be expected for the year ending December 31, 2024. These interim financial statements do not include all the information and footnotes required by GAAP for complete annual financial statements and accordingly should be read in conjunction with the Federal Home Loan Bank of Boston's audited financial statements and related notes in our Annual Report on Form 10-K for the year ended December 31, 2023, filed with the Securities and Exchange Commission (the SEC) on March 15, 2024 (the 2023 Annual Report). Unless otherwise indicated or the context requires otherwise, all references in this discussion to “the Bank,” "we," "us," "our," or similar references mean the Federal Home Loan Bank of Boston.

Note 2 — Investments

Interest-Bearing Deposits, Securities Purchased under Agreements to Resell, and Federal Funds Sold

We invest in interest-bearing deposits, securities purchased under agreements to resell, and federal funds sold to provide short-term liquidity. These investments are generally transacted with counterparties that have received, or whose guarantors have received, a credit rating of triple-B or greater (investment grade) by a nationally recognized statistical rating organization (NRSRO), or the equivalent. At March 31, 2024, and December 31, 2023, none of these investments were made to counterparties or, if applicable, guaranteed by entities rated below single-A.

Securities purchased under agreements to resell are short-term and are structured such that they are evaluated daily to determine if the market value of the underlying securities decreases below the market value required as collateral (i.e. subject to collateral maintenance provisions). If so, the counterparty must place an amount of additional securities as collateral or remit an equivalent amount of cash sufficient to comply with collateral maintenance provisions, generally by the next business day. Based upon the collateral held as security and collateral maintenance provisions with our counterparties, we determined that no allowance for credit losses was needed for our securities purchased under agreements to resell at March 31, 2024, and December 31, 2023.

Federal funds sold are unsecured loans that are transacted on an overnight term or short-term basis. Federal Housing Finance Agency (FHFA) regulations include a limit on the amount of unsecured credit we may extend to a counterparty. All investments in interest-bearing deposits and federal funds sold outstanding as of March 31, 2024, and December 31, 2023, have been repaid according to the contractual terms. No allowance for credit losses was recorded for these assets at March 31, 2024, and December 31, 2023.

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

Trading Securities

Table 2.1 - Trading Securities by Major Security Type
(dollars in thousands)

	March 31, 2024	December 31, 2023
Corporate bonds	$1,567	$1,395

For the three months ended March 31, 2024 and 2023, net gains on trading securities held at period end were $172 thousand and $79 thousand, respectively.

We do not participate in speculative trading practices and typically hold these investments over a longer time horizon.

Available-for-sale Securities

Table 2.2 - Available-for-Sale Securities by Major Security Type
(dollars in thousands)

	March 31, 2024
		Amounts Recorded in Accumulated Other Comprehensive Income
	Amortized Cost (1)	Unrealized Gains	Unrealized Losses	Fair Value
United States (U.S.) Treasury obligations	$5,642,153	$2,654	$(4,158)	$5,640,649
State housing-finance-agency obligations (HFA securities)	22,430	1	(463)	21,968
Supranational institutions	343,491	7	(2,822)	340,676
U.S. government-owned corporations	243,035	—	(13,112)	229,923
Government-sponsored enterprise (GSE)	100,585	—	(3,635)	96,950
	6,351,694	2,662	(24,190)	6,330,166
Mortgage-backed securities (MBS)
U.S. government guaranteed – single-family	46,386	119	(2,456)	44,049
U.S. government guaranteed – multifamily	518,727	—	(45,028)	473,699
GSE – single-family	1,283,613	1,651	(55,351)	1,229,913
GSE – multifamily	7,686,085	7,174	(192,902)	7,500,357
	9,534,811	8,944	(295,737)	9,248,018
Total	$15,886,505	$11,606	$(319,927)	$15,578,184

	December 31, 2023
		Amounts Recorded in Accumulated Other Comprehensive Income
	Amortized Cost (1)	Unrealized Gains	Unrealized Losses	Fair Value
U.S. Treasury obligations	$5,684,157	$122	$(19,827)	$5,664,452
HFA securities	22,430	—	(625)	21,805
Supranational institutions	350,282	3	(3,910)	346,375
U.S. government-owned corporations	252,585	—	(17,394)	235,191
GSE	104,015	—	(4,594)	99,421
	6,413,469	125	(46,350)	6,367,244
MBS
U.S. government guaranteed – single-family	16,854	—	(2,421)	14,433
U.S. government guaranteed – multifamily	521,203	—	(43,527)	477,676
GSE – single-family	954,298	1,665	(51,507)	904,456
GSE – multifamily	7,779,173	3,517	(202,754)	7,579,936
	9,271,528	5,182	(300,209)	8,976,501
Total	$15,684,997	$5,307	$(346,559)	$15,343,745
_______________________
(1)    Amortized cost of available-for-sale securities includes adjustments made to the cost basis of an investment for accretion, amortization, collection of cash, and fair-value hedge accounting adjustments. Amortized cost excludes accrued interest receivable of $44.2 million and $46.7 million at March 31, 2024, and December 31, 2023, respectively.

Table 2.3 - Available-for-Sale Securities in a Continuous Unrealized Loss Position
(dollars in thousands)

	March 31, 2024
	Continuous Unrealized Loss Less than 12 Months		Continuous Unrealized Loss 12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury obligations	$—	$—	$3,064,314	$(4,158)	$3,064,314	$(4,158)
HFA securities	—	—	13,357	(463)	13,357	(463)
Supranational institutions	81,416	(7)	246,832	(2,815)	328,248	(2,822)
U.S. government-owned corporations	—	—	229,923	(13,112)	229,923	(13,112)
GSE	—	—	96,950	(3,635)	96,950	(3,635)
	81,416	(7)	3,651,376	(24,183)	3,732,792	(24,190)
MBS
U.S. government guaranteed – single-family	—	—	13,972	(2,456)	13,972	(2,456)
U.S. government guaranteed – multifamily	—	—	473,699	(45,028)	473,699	(45,028)
GSE – single-family	84,896	(327)	590,800	(55,024)	675,696	(55,351)
GSE – multifamily	662,137	(3,577)	5,130,600	(189,325)	5,792,737	(192,902)
	747,033	(3,904)	6,209,071	(291,833)	6,956,104	(295,737)
Total	$828,449	$(3,911)	$9,860,447	$(316,016)	$10,688,896	$(319,927)

	December 31, 2023
	Continuous Unrealized Loss Less than 12 Months		Continuous Unrealized Loss 12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury obligations	$1,865,124	$(1,405)	$3,319,996	$(18,422)	$5,185,120	$(19,827)
HFA securities	—	—	21,805	(625)	21,805	(625)
Supranational institutions	82,354	(188)	251,452	(3,722)	333,806	(3,910)
U.S. government-owned corporations	—	—	235,191	(17,394)	235,191	(17,394)
GSE	—	—	99,421	(4,594)	99,421	(4,594)
	1,947,478	(1,593)	3,927,865	(44,757)	5,875,343	(46,350)
MBS
U.S. government guaranteed – single-family	—	—	14,433	(2,421)	14,433	(2,421)
U.S. government guaranteed – multifamily	—	—	477,676	(43,527)	477,676	(43,527)
GSE – single-family	55,457	(117)	616,857	(51,390)	672,314	(51,507)
GSE – multifamily	1,238,598	(2,993)	5,299,421	(199,761)	6,538,019	(202,754)
	1,294,055	(3,110)	6,408,387	(297,099)	7,702,442	(300,209)
Total	$3,241,533	$(4,703)	$10,336,252	$(341,856)	$13,577,785	$(346,559)

Table 2.4 - Available-for-Sale Securities by Contractual Maturity
(dollars in thousands)

	March 31, 2024		December 31, 2023
Year of Maturity	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$13,820	$13,356	$13,820	$13,210
Due after one year through five years	6,032,735	6,028,396	6,082,462	6,058,571
Due after five years through 10 years	—	—	—	—
Due after 10 years	305,139	288,414	317,187	295,463
	6,351,694	6,330,166	6,413,469	6,367,244
MBS (1)	9,534,811	9,248,018	9,271,528	8,976,501
Total	$15,886,505	$15,578,184	$15,684,997	$15,343,745
_______________________
(1)    MBS are not presented by contractual maturity because their expected maturities will likely differ from contractual maturities because borrowers of the underlying loans may have the right to call or prepay obligations with or without call or prepayment fees.

Held-to-Maturity Securities

Table 2.5 - Held-to-Maturity Securities by Major Security Type
(dollars in thousands)

	March 31, 2024
	Amortized Cost(1)	Gross Unrecognized Holding Gains	Gross Unrecognized Holding Losses	Fair Value
MBS
U.S. government guaranteed – single-family	$3,032	$15	$—	$3,047
GSE – single-family	71,124	416	(774)	70,766
Total	$74,156	$431	$(774)	$73,813

	December 31, 2023
	Amortized Cost(1)	Gross Unrecognized Holding Gains	Gross Unrecognized Holding Losses	Fair Value
MBS
U.S. government guaranteed – single-family	$3,123	$19	$—	$3,142
GSE – single-family	75,782	366	(812)	75,336
Total	$78,905	$385	$(812)	$78,478
_______________________
(1)    Amortized cost of held-to-maturity securities includes adjustments made to the cost basis of an investment for accretion, amortization, and collection of cash. Amortized cost excludes accrued interest receivable of $406 thousand and $399 thousand at March 31, 2024, and December 31, 2023, respectively.

Allowance for Credit Losses on Available-for-Sale Securities and Held-to-Maturity Securities

We evaluate available-for-sale and held-to-maturity investment securities for credit losses on a quarterly basis. Our available-for-sale and held-to-maturity securities are principally debt securities of GSEs or U.S. government-owned corporations, supranational institutions, and state housing finance agency obligations, and MBS issued by Government National Mortgage Association (Ginnie Mae), Federal Home Loan Mortgage Corporation (Freddie Mac), and Federal National Mortgage Association (Fannie Mae) that are backed by single-family or multifamily mortgage loans. We only purchase investment-grade securities. At March 31, 2024, and December 31, 2023, all available-for-sale securities and held-to-maturity securities were rated single-A, or above, by an NRSRO, based on the lowest long-term credit rating for each security.

We evaluate individual available-for-sale securities for impairment by comparing the security’s fair value to its amortized cost. Impairment may exist when the fair value of the investment is less than its amortized cost (i.e. in an unrealized loss position). At March 31, 2024, and December 31, 2023, certain available-for-sale securities were in an unrealized loss position. These losses are considered temporary as we expect to recover the entire amortized cost basis on these available-for-sale investment securities and we neither intend to sell these securities nor do we consider it more likely than not that we will be required to sell these securities before the anticipated recovery of each security's remaining amortized cost basis. Further, we have not experienced any material payment defaults on the instruments.

We evaluate held-to-maturity securities for impairment on a collective or pooled basis unless an individual assessment is deemed necessary because the securities do not possess similar risk characteristics. We have not experienced and do not anticipate any payment defaults on these securities.

Based on our assessment of the credit worthiness of the issuers or guarantors, no allowance for credit losses was recorded on available-for-sale securities or held-to-maturity securities at March 31, 2024, and December 31, 2023.

Note 3 — Advances

General Terms. At both March 31, 2024, and December 31, 2023, we had advances outstanding with interest rates ranging from 0.00 percent to 6.23 percent.

Table 3.1 - Advances Outstanding by Year of Contractual Maturity
(dollars in thousands)

	March 31, 2024		December 31, 2023
	Amount	Weighted Average Rate	Amount	Weighted Average Rate
Overdrawn demand-deposit accounts	$5,302	5.75%	$5,909	5.76%
Due in one year or less	21,615,380	5.17	21,829,742	5.25
Due after one year through two years	7,096,228	4.29	9,069,939	4.53
Due after two years through three years	3,159,338	4.10	3,306,934	4.02
Due after three years through four years	3,258,358	3.97	2,295,317	4.37
Due after four years through five years	3,237,817	3.73	3,905,361	3.52
Due after five years through fifteen years	1,689,367	3.29	1,601,794	3.26
Thereafter	49,555	1.76	51,660	1.72
Total par value	40,111,345	4.63%	42,066,656	4.71%
Discounts	(36,529)		(37,289)
Fair value of bifurcated derivatives (1)	12		790
Fair value hedging adjustments	(169,329)		(71,574)
Total (2)	$39,905,499		$41,958,583
_________________________
(1)    At March 31, 2024, and December 31, 2023, we had certain advances with embedded features that met the requirements to be separated from the host contract and designated those embedded features as stand-alone derivatives.
(2)    Excludes accrued interest receivable of $132.0 million and $115.0 million at March 31, 2024, and December 31, 2023, respectively.

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

Table 3.2 - Advances Outstanding by Year of Contractual Maturity or Next Call Date
(dollars in thousands)

	March 31, 2024	December 31, 2023
Overdrawn demand-deposit accounts	$5,302	$5,909
Due in one year or less	24,640,564	26,546,662
Due after one year through two years	5,042,728	5,272,439
Due after two years through three years	2,853,263	2,989,434
Due after three years through four years	2,639,638	1,711,697
Due after four years through five years	3,206,917	3,887,061
Due after five years through fifteen years	1,673,378	1,601,794
Thereafter	49,555	51,660
Total par value	$40,111,345	$42,066,656

We currently hold putable advances that provide us with the right to require repayment prior to maturity of the advance (and thereby extinguish the advance) on predetermined exercise dates (put dates). Generally, we would exercise the put options when interest rates increase relative to contractual rates.

Table 3.3 - Advances Outstanding by Year of Contractual Maturity or Next Put Date
(dollars in thousands)

	March 31, 2024	December 31, 2023
Overdrawn demand-deposit accounts	$5,302	$5,909
Due in one year or less	27,937,951	27,338,812
Due after one year through two years	6,288,728	8,472,939
Due after two years through three years	1,607,267	1,996,364
Due after three years through four years	2,230,858	1,447,317
Due after four years through five years	1,184,817	1,955,361
Due after five years through fifteen years	806,867	798,294
Thereafter	49,555	51,660
Total par value	$40,111,345	$42,066,656

Table 3.4 - Advances by Current Interest Rate Terms
(dollars in thousands)

	March 31, 2024	December 31, 2023
Fixed-rate	$35,631,859	$36,330,552
Variable-rate	4,479,486	5,736,104
Total par value	$40,111,345	$42,066,656

Credit Risk Exposure and Security Terms. Our advances are primarily made to our members, including commercial banks, insurance companies, savings institutions, and credit unions. We manage our credit exposure to secured member credit products through an integrated approach that generally includes credit limits for borrowers based on the amount and value of available collateral, ongoing reviews of each borrower's financial condition, and collateral and lending policies that are intended to limit risk of loss while balancing borrowers' needs for a reliable source of funding. For additional information on credit risk exposure and security terms see Part II — Item 8 — Financial Statements and Supplementary Data — Note 6 — Advances in the 2023 Annual Report.

The Bank’s decision to lend is based principally on our analysis of each borrower’s financial condition and outlook, though we consider the types and level of collateral as additional factors. At March 31, 2024, and December 31, 2023, we had rights to collateral, on a borrower-by-borrower basis, with an estimated value greater than our outstanding extensions of credit.

We continue to evaluate and make changes to our collateral guidelines based on market conditions. At March 31, 2024, and December 31, 2023, none of our advances were past due, on nonaccrual status, or considered impaired. In addition, there were no modifications for borrowers experiencing financial difficulties related to advances during the three months ended March 31, 2024 and 2023.

Based upon the collateral held as security, our credit extension and collateral policies, management's credit analysis, and the repayment history on advances, we have not recorded any allowance for credit losses on our advances at March 31, 2024, and December 31, 2023.

Note 4 — Mortgage Loans Held for Portfolio

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

Table 4.1 - Mortgage Loans Held for Portfolio
(dollars in thousands)

	March 31, 2024	December 31, 2023
Real estate
Fixed-rate 15-year single-family mortgages	$183,129	$192,104
Fixed-rate 20- and 30-year single-family mortgages	2,927,537	2,831,319
Premiums	40,611	39,990
Discounts	(2,251)	(2,222)
Deferred derivative (losses) gains, net	(35)	140
Total mortgage loans held for portfolio(1)	3,148,991	3,061,331
Less: allowance for credit losses	(2,600)	(2,000)
Total mortgage loans, net of allowance for credit losses	$3,146,391	$3,059,331
________________________
(1)    Excludes accrued interest receivable of $19.0 million and $17.8 million at March 31, 2024, and December 31, 2023, respectively.

Table 4.2 - Mortgage Loans Held for Portfolio by Collateral/Guarantee Type
(dollars in thousands)

	March 31, 2024	December 31, 2023
Conventional mortgage loans	$2,966,833	$2,877,109
Government mortgage loans	143,833	146,314
Total par value	$3,110,666	$3,023,423

Credit-Enhancements. Our allowance for credit losses factors in the credit-enhancements associated with conventional mortgage loans under the MPF program. These credit-enhancements apply after the homeowner's equity is exhausted and can include primary and/or supplemental mortgage insurance or other kinds of credit-enhancement. The credit risk analysis of our conventional loans is performed at the individual master commitment level to determine the credit-enhancements available to recover losses on loans under each individual master commitment. For additional information on credit enhancements see Part II — Item 8 — Financial Statements and Supplementary Data — Note 7 — Mortgage Loans Held for Portfolio — Credit-Enhancements in the 2023 Annual Report.

Payment Status of Mortgage Loans. Payment status is a key credit quality indicator for conventional mortgage loans and allows us to monitor borrower performance. A past due loan is one for which the borrower has failed to make a full payment of principal and interest within 30 days of its due date. Other delinquency statistics include nonaccrual loans and loans in process of foreclosure. Tables 4.3 and 4.4 present the payment status for conventional mortgage loans and other delinquency statistics for all mortgage loans at March 31, 2024, and December 31, 2023.

Table 4.3 - Credit Quality Indicator for Conventional Mortgage Loans
(dollars in thousands)

	March 31, 2024
	Year of Origination
Payment Status at Amortized Cost(1)	Prior to 2020	2020 to 2024	Total
Past due 30-59 days delinquent	$13,715	$4,505	$18,220
Past due 60-89 days delinquent	4,411	1,930	6,341
Past due 90 days or more delinquent	7,112	462	7,574
Total past due	25,238	6,897	32,135
Total current loans	1,395,384	1,575,069	2,970,453
Total conventional mortgage loans	$1,420,622	$1,581,966	$3,002,588

	December 31, 2023
	Year of Origination
Payment Status at Amortized Cost(1)	Prior to 2019	2019 to 2023	Total
Past due 30-59 days delinquent	$9,392	$5,630	$15,022
Past due 60-89 days delinquent	3,068	1,694	4,762
Past due 90 days or more delinquent	6,841	889	7,730
Total past due	19,301	8,213	27,514
Total current loans	1,169,734	1,715,134	2,884,868
Total conventional mortgage loans	$1,189,035	$1,723,347	$2,912,382
_________________________
(1)    Amortized cost excludes accrued interest receivable.

Table 4.4 - Other Delinquency Statistics of Mortgage Loans
(dollars in thousands)

	March 31, 2024
	Amortized Cost in Conventional Mortgage Loans	Amortized Cost in Government Mortgage Loans	Total
In process of foreclosure (1)	$1,334	$605	$1,939
Serious delinquency rate (2)	0.25%	1.43%	0.31%
Past due 90 days or more still accruing interest	$—	$2,081	$2,081
Loans on nonaccrual status (3)	$7,776	$—	$7,776

	December 31, 2023
	Amortized Cost in Conventional Mortgage Loans	Amortized Cost in Government Mortgage Loans	Total
In process of foreclosure (1)	$1,742	$623	$2,365
Serious delinquency rate (2)	0.27%	0.94%	0.30%
Past due 90 days or more still accruing interest	$—	$1,356	$1,356
Loans on nonaccrual status (3)	$7,913	$—	$7,913
_______________________
(1)    Includes loans where the decision of foreclosure or similar alternative such as pursuit of deed-in-lieu of foreclosure has been reported.
(2)    Loans that are 90 days or more past due or in the process of foreclosure expressed as a percentage of the amortized cost of the total loan portfolio class.
(3)    As of March 31, 2024, and December 31, 2023, $3.1 million and $4.3 million, respectively, of conventional mortgage loans on nonaccrual status did not have an associated allowance for credit losses because either these loans were charged off or the fair value of the underlying collateral, including any credit enhancements, is greater than the amortized cost of the loans.

Allowance for Credit Losses for Mortgage Loans.

Conventional Mortgage Loans. Conventional mortgage loans are evaluated collectively when similar risk characteristics exist. Conventional mortgage loans that do not share risk characteristics with other mortgage loans are evaluated for expected credit losses on an individual basis. We determine our allowance for credit losses on conventional mortgage loans through analyses that include consideration of various loan portfolio and collateral-related characteristics, such as past performance, current conditions, and reasonable and supportable forecasts of expected economic conditions. We use a discounted cash flow model to project our expected losses. We use a third-party model to project cash flows to estimate the expected credit losses over the life of the loans. The model relies on several inputs, such as both current and forecasted property values and interest rates as well as historical borrower behavior. We incorporate associated credit enhancements and expected recoveries, if any, to determine our estimate of expected credit losses.

Certain conventional mortgage loans may be evaluated for credit losses by using the practical expedient for collateral dependent assets. A mortgage loan is considered collateral dependent when the borrower is experiencing financial difficulty and repayment is expected to be made substantially through the sale of the underlying collateral. We estimate the fair value of this collateral by using a third-party property valuation model. The expected credit loss of a collateral dependent conventional mortgage loan is equal to the difference between the amortized cost of the loan and the estimated fair value of the collateral, less estimated selling costs. We reserve for these estimated losses or record a direct charge-off of the loan balance if certain triggering criteria are met.

Table 4.5 presents a roll forward of the allowance for credit losses on conventional mortgage loans for the three months ended March 31, 2024 and 2023.

Table 4.5 - Allowance for Credit Losses on Conventional Mortgage Loans
(dollars in thousands)

	For the Three Months Ended March 31,
	2024	2023
Allowance for credit losses (1)
Balance, beginning of period	$2,000	$1,900
Net recoveries	—	6
Provision for credit losses	600	94
Balance, end of period	$2,600	$2,000
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

The servicer provides and maintains insurance or a guarantee from the applicable government agency. The servicer is responsible for compliance with all government agency requirements and for obtaining the benefit of the applicable insurance or guaranty with respect to defaulted government-guaranteed mortgage loans. Any losses incurred on these loans that are not recovered from the insurer or guarantor are absorbed by the related servicer. Therefore, we only have credit risk for these loans if the servicer fails to pay for losses not covered by insurance or guarantees, but in such instances, we would have recourse against the servicer for such failure. Due to government guarantees or insurance on our government loans, there is no allowance for credit losses for the government mortgage loan portfolio as of March 31, 2024, and December 31, 2023. Additionally, government mortgage loans are not placed on nonaccrual status due to the government guarantee or insurance on these loans and the contractual obligation of the loan servicers to repurchase their related loans when certain criteria are met.

"Mortgage Partnership Finance," "MPF," "eMPF" and "MPF Xtra" are registered trademarks of the Federal Home Loan Bank of Chicago.

Note 5 — Derivatives and Hedging Activities

Table 5.1 - Fair Value of Derivative Instruments
(dollars in thousands)

	March 31, 2024			December 31, 2023
	Notional Amount of Derivatives	Derivative Assets	Derivative Liabilities	Notional Amount of Derivatives	Derivative Assets	Derivative Liabilities
Derivatives designated as hedging instruments
Interest-rate swaps	$50,846,703	$143,528	$(998,568)	$51,587,480	$77,093	$(1,009,217)
Forward-start interest-rate swaps	1,391,000	126	(13)	1,391,000	254	(170)
Total derivatives designated as hedging instruments	52,237,703	143,654	(998,581)	52,978,480	77,347	(1,009,387)

Derivatives not designated as hedging instruments
Interest-rate swaps	603,493	44	(10)	90,000	—	(729)
Mortgage-delivery commitments (1)	36,827	48	(40)	29,995	290	—
Total derivatives not designated as hedging instruments	640,320	92	(50)	119,995	290	(729)
Total notional amount of derivatives	$52,878,023			$53,098,475
Total derivatives before netting and collateral adjustments		143,746	(998,631)		77,637	(1,010,116)
Netting adjustments and cash collateral, including related accrued interest (2)		220,074	991,527		305,436	1,007,099
Derivative assets and derivative liabilities		$363,820	$(7,104)		$383,073	$(3,017)
_______________________
(1)    Mortgage-delivery commitments are classified as derivatives with changes in fair value recorded in other income.
(2)    Amounts represent the effect of master-netting agreements intended to allow us to settle positive and negative positions with the same counterparty. Cash collateral posted, including accrued interest, was $1.2 billion and $1.3 billion at March 31, 2024, and December 31, 2023, respectively. The change in cash collateral posted is included in the net change in interest-bearing deposits in the statement of cash flows. Cash collateral including accrued interest received was $15.1 million and $3.8 million at March 31, 2024, and December 31, 2023.

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

Tables 5.2 presents the net gains (losses) on qualifying fair-value hedging relationships. Gains (losses) on derivatives include unrealized changes in fair value as well as net interest settlements.

Table 5.2 - Net Gains (Losses) on Fair Value Hedging Relationships
(dollars in thousands)

	For the Three Months Ended March 31, 2024
	Advances	Available-for-sale Securities	CO Bonds
Total interest income (expense) presented on the statements of operations	$528,497	$233,171	$(507,136)

Gains (losses) on fair value hedging relationships
Changes in fair value:
Derivatives	$100,432	$140,222	$(46,641)
Hedged items	(98,147)	(137,177)	46,384
Net changes in fair value before price alignment interest	2,285	3,045	(257)
Price alignment interest(1)	(860)	(14,154)	481
Net interest settlements on derivatives(2)(3)	58,344	124,319	(162,260)
Net gains (losses) on qualifying hedging relationships	59,769	113,210	(162,036)
Amortization/accretion of discontinued hedging relationships	(351)	—	(1,506)
Net gains (losses) on derivatives and hedging activities recorded in net interest income	$59,418	$113,210	$(163,542)

	For the Three Months Ended March 31, 2023
	Advances	Available-for-sale Securities	CO Bonds
Total interest income (expense) presented on the statements of operations	$501,206	$167,680	$(378,094)

Gains (losses) on fair value hedging relationships
Changes in fair value:
Derivatives	$(68,586)	$(233,315)	$241,907
Hedged items	67,518	227,211	(242,057)
Net changes in fair value before price alignment interest	(1,068)	(6,104)	(150)
Price alignment interest(1)	(1,754)	(10,058)	283
Net interest settlements on derivatives(2)(3)	28,455	97,226	(140,810)
Net gains (losses) on qualifying hedging relationships	25,633	81,064	(140,677)
Amortization/accretion of discontinued hedging relationships	(512)	—	526
Net gains (losses) on derivatives and hedging activities recorded in net interest income	$25,121	$81,064	$(140,151)
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

Tables 5.3 presents the net (losses) gains on qualifying cash flow hedging relationships.

Table 5.3 - Net (Losses) Gains on Cash Flow Hedging Relationships
(dollars in thousands)

	For the Three Months Ended March 31,
	2024	2023
Forward-start interest rate swaps - CO Bonds
Losses reclassified from accumulated other comprehensive loss into interest expense	$(1,026)	$(1,127)
Gains (losses) recognized in other comprehensive income (loss)	17,670	(11,755)

For the three months ended March 31, 2024 and 2023, there were no reclassifications from accumulated other comprehensive income into earnings as a result of the discontinuance of cash-flow hedges because the original forecasted transactions were not expected to occur by the end of the originally specified period or within a two-month period thereafter. As of March 31, 2024, the maximum length of time over which we are hedging our exposure to the variability in future cash flows for forecasted transactions is seven years.

As of March 31, 2024, the amount of deferred net losses on derivatives accumulated in other comprehensive income related to cash flow hedges expected to be reclassified to earnings during the next 12 months is $7.2 million.

Table 5.4 - Cumulative Basis Adjustments for Fair-Value Hedges
(dollars in thousands)

	March 31, 2024
Line Item in Statement of Condition	Amortized Cost of Hedged Asset/ Liability(1)	Basis Adjustments for Active Hedging Relationships Included in Amortized Cost	Basis Adjustments for Discontinued Hedging Relationships Included in Amortized Cost	Cumulative Amount of Fair Value Hedging Basis Adjustments
Advances	$13,303,677	$(173,583)	$4,254	$(169,329)
Available-for-sale securities	11,337,238	(1,024,116)	—	(1,024,116)
Consolidated obligation bonds	24,026,942	(940,168)	33,110	(907,058)
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

Table 5.5 - Impact of Variation Margin for Cleared Derivatives on the Statement of Cash Flows
(dollars in thousands)

	Increase (decrease) on Cash Flow Statement
	For the Three Months Ended March 31,
	2024	2023
Operating activity - net change in derivatives and hedging activities	$173,602	$(126,571)
Financing activity - net receipts (payments) on derivatives with a financing element	20,553	(3,666)
Total variation margin received (posted) on cleared derivatives	$194,155	$(130,237)

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

Certain of our uncleared derivatives master-netting agreements contain provisions that require us to post additional collateral with our uncleared derivatives counterparties if our credit ratings are lowered. Under the terms that govern such agreements, if our credit rating is lowered by Moody's Investors Service Inc. (Moody's) or Standard & Poor's Financial Services LLC (S&P) to a certain level, we are required to deliver additional collateral on uncleared derivatives. In the event of a split between such credit ratings, the lower rating governs. The aggregate fair value of all uncleared derivatives with these provisions that were in a net-liability position (before cash collateral and related accrued interest) at March 31, 2024, was $926.3 million for which we had delivered collateral with a post-haircut value of $829.1 million in accordance with the terms of the master-netting agreements. Securities collateral is subject to valuation haircuts in accordance with the terms of the master-netting arrangements. Table 5.6 sets forth the post-haircut value of incremental collateral that certain uncleared derivatives counterparties could have required us to deliver based on incremental credit rating downgrades at March 31, 2024.

Table 5.6 - Post Haircut Value of Incremental Collateral to be Delivered as of March 31, 2024
(dollars in thousands)

Ratings Downgrade (1)
From	To	Incremental Collateral
AA+	AA or AA-	$—
AA-	A+, A or A-	—
A-	below A-	74,160
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

Table 5.7 presents separately the fair value of derivatives that are subject to netting due to a legal right of offset based on the terms of our master netting arrangements or similar agreements as of March 31, 2024, and December 31, 2023, which includes cleared and uncleared interest rate swaps, and the fair value of derivatives that are not subject to such netting, which includes mortgage delivery commitments and CO bond firm commitments. Derivatives subject to netting include any related cash collateral received from or pledged to counterparties.

Table 5.7 - Netting of Derivative Assets and Derivative Liabilities
(dollars in thousands)

	March 31, 2024
	Derivative Instruments Meeting Netting Requirements
	Gross Recognized Amount	Gross Amounts of Netting Adjustments and Cash Collateral	Derivative Instruments Not Meeting Netting Requirements	Total Derivative Assets and Total Derivative Liabilities
Derivative Assets
Interest-rate swaps
Uncleared	$134,509	$(134,322)		$187
Cleared	9,189	354,396		363,585
Mortgage delivery commitments			$48	48
Total				$363,820

Derivative Liabilities
Interest-rate swaps
Uncleared	$(996,767)	$989,703		$(7,064)
Cleared	(1,825)	1,825		—
Mortgage delivery commitments			$(40)	(40)
Total				$(7,104)

	December 31, 2023
	Derivative Instruments Meeting Netting Requirements
	Gross Recognized Amount	Gross Amounts of Netting Adjustments and Cash Collateral	Derivative Instruments Not Meeting Netting Requirements	Total Derivative Assets and Total Derivative Liabilities
Derivative Assets
Interest-rate swaps
Uncleared	$72,517	$(69,838)		$2,679
Cleared	4,830	375,274		380,104
Mortgage delivery commitments			$290	290
Total				$383,073

Derivative Liabilities
Interest-rate swaps
Uncleared	$(997,974)	$994,957		$(3,017)
Cleared	(12,142)	12,142		—
Total				$(3,017)

Note 6 — Deposits

We offer demand and overnight deposits for members and qualifying nonmembers. Members that service mortgage loans may deposit funds collected in connection with mortgage loans pending disbursement of such funds to the owners of the mortgage loans, which we classify as "other" in the following table.

Table 6.1 - Deposits
(dollars in thousands)

	March 31, 2024	December 31, 2023
Interest-bearing
Demand and overnight	$894,225	$896,005
Noninterest-bearing
Other	27,549	26,874
Total deposits	$921,774	$922,879

Note 7 — Consolidated Obligations

CO Bonds. CO bonds for which we have received issuance proceeds and are primarily liable were as follows:

Table 7.1 - CO Bonds Outstanding by Contractual Maturity
(dollars in thousands)

	March 31, 2024		December 31, 2023
	Amount	Weighted Average Rate (1)	Amount	Weighted Average Rate (1)
Due in one year or less	$19,998,375	4.22%	$17,841,615	4.27%
Due after one year through two years	7,679,190	2.71	7,476,350	2.86
Due after two years through three years	6,264,550	1.95	7,014,955	1.76
Due after three years through four years	2,648,150	3.32	2,854,250	2.94
Due after four years through five years	2,278,230	2.99	2,712,400	2.94
Thereafter	3,044,175	3.06	3,193,305	2.95
Total par value	41,912,670	3.40%	41,092,875	3.30%
Premiums	30,998		32,419
Discounts	(13,555)		(14,451)
Hedging adjustments	(907,058)		(862,100)
Total	$41,023,055		$40,248,743
_______________________
(1)    The CO bonds' weighted-average rate excludes concession fees.

Table 7.2 - CO Bonds Outstanding by Early Redemption Feature
(dollars in thousands)

	March 31, 2024	December 31, 2023
Noncallable and nonputable	$22,216,170	$18,882,235
Callable	19,696,500	22,210,640
Total par value	$41,912,670	$41,092,875

Table 7.3 - CO Bonds Outstanding by Contractual Maturity or Next Call Date
(dollars in thousands)

	March 31, 2024	December 31, 2023
Due in one year or less	$32,604,875	$30,900,615
Due after one year through two years	3,748,190	4,203,850
Due after two years through three years	2,159,050	2,487,955
Due after three years through four years	1,095,150	852,750
Due after four years through five years	883,230	1,171,400
Thereafter	1,422,175	1,476,305
Total par value	$41,912,670	$41,092,875

Table 7.4 - CO Bonds by Interest Rate-Payment Type
(dollars in thousands)

	March 31, 2024	December 31, 2023
Fixed-rate	$31,262,670	$32,454,235
Step-up (1)	5,384,000	5,626,140
Simple variable-rate	5,266,000	3,012,500
Total par value	$41,912,670	$41,092,875
_______________________
(1)    Step-up bonds pay interest at increasing fixed rates for specified intervals over the life of the CO bond and can be called at our option on the step-up dates.

CO Discount Notes. Outstanding CO discount notes for which we were primarily liable, all of which are due within one year, were as follows:

Table 7.5 - CO Discount Notes Outstanding
(dollars in thousands)

	Book Value	Par Value	Weighted Average Rate (1)
March 31, 2024	$20,055,973	$20,169,851	5.29%
December 31, 2023	$22,000,546	$22,150,970	5.31%
_______________________
(1)    CO discount notes' weighted-average rate represents a yield to maturity excluding concession fees.

Note 8 — Affordable Housing Program

Table 8.1 - AHP Liability
(dollars in thousands)

	March 31, 2024	December 31, 2023
Balance at beginning of year	$87,164	$76,622
AHP expense for the period	8,664	28,648
AHP voluntary contribution	—	2,000
AHP direct grant disbursements	(1,927)	(16,144)
AHP subsidy for AHP advance disbursements	(639)	(3,965)
Return of previously disbursed grants and subsidies	—	3
Balance at end of period	$93,262	$87,164

Note 9 — Capital

Regulatory Capital Requirements. We are subject to three capital requirements at all times under our capital plan, the Federal Home Loan Bank Act of 1932 (as amended, the FHLBank Act), and FHFA regulations and guidance:

1.    Risk-based capital. We are required to maintain permanent capital, defined as the amounts paid-in for Class B stock and retained earnings, in an amount at least equal to the sum of our credit-risk, market-risk, and operational-risk capital requirements, all of which are calculated in accordance with FHFA rules and regulations, referred to herein as the risk-based capital requirement.

2.    Total regulatory capital. We are required to maintain a total capital-to-assets ratio of at least four percent. Regulatory capital is the sum of permanent capital, the amount of any general loss allowance if consistent with GAAP and not established for specific assets, and other amounts from sources determined by the FHFA as available to absorb losses.

3.    Leverage capital. We are required to maintain a leverage capital-to-assets ratio of at least five percent. Leverage capital is defined as the sum of permanent capital weighted 1.5 times and all other components of total capital.

The FHFA has authority to require us to maintain greater minimum capital levels than are required based on FHFA rules and regulations.

Table 9.1 - Regulatory Capital Requirements
(dollars in thousands)

	March 31, 2024		December 31, 2023
	Required	Actual	Required	Actual
Risk-based capital	$667,188	$3,816,282	$628,052	$3,839,236

Regulatory capital	$2,641,211	$3,816,282	$2,685,691	$3,839,236
Capital-to-asset ratio	4.0%	5.8%	4.0%	5.7%

Leverage capital	$3,301,514	$5,724,423	$3,357,114	$5,758,854
Leverage capital-to-assets ratio	5.0%	8.7%	5.0%	8.6%

We are a cooperative whose members own most of our capital stock. Former members, including certain nonmembers that own our capital stock as a result of merger or acquisition, relocation, or involuntary termination of membership, own the remaining capital stock to support business transactions still carried on our statement of condition or, for a small amount of capital stock held by former members, until the five-year redemption period applicable to their membership stock is complete. Shares of capital stock cannot be purchased or sold except between us and our members at $100 per share par value. Each member is required to purchase Class B stock equal to 0.05 percent of the value of the member's total assets measured as of December 31 of the preceding year, subject to a current minimum balance of $10 thousand and a current maximum balance of $5 million (the membership stock investment requirement), and 3.00 percent for overnight advances, 4.00 percent for all other advances, 0.25 percent for outstanding standby letters of credit, and 4.50 percent of the par value of certain mortgage loans we purchased through the MPF program (collectively, the activity-based stock-investment requirement). The sum of the membership stock investment requirement and the activity-based stock investment requirement, rounded up to the nearest whole share, represents the total stock investment requirement.

Restricted Retained Earnings. At March 31, 2024, our restricted retained earnings contribution requirement totaled $613.8 million. At March 31, 2024, and December 31, 2023, restricted retained earnings totaled $466.7 million and $451.2 million, respectively. These restricted retained earnings are not available to pay dividends.

Note 10 — Accumulated Other Comprehensive Income (Loss)

Table 10.1 - Accumulated Other Comprehensive Income (Loss)
(dollars in thousands)

	Net Unrealized Gain (Loss) on Available-for-sale Securities	Net Unrealized Gain (Loss) Relating to Hedging Activities	Pension and Postretirement Benefits	Total
Balance, December 31, 2022	$(350,281)	$42,482	$1,374	$(306,425)
Other comprehensive (loss) income before reclassifications:
Net unrealized gains (losses)	10,654	(11,755)	—	(1,101)
Reclassifications from other comprehensive income to net income
Amortization - hedging activities (1)	—	1,127	—	1,127
Other comprehensive income (loss)	10,654	(10,628)	—	26
Balance, March 31, 2023	$(339,627)	$31,854	$1,374	$(306,399)

Balance, December 31, 2023	$(341,252)	$45,964	$749	$(294,539)
Other comprehensive income before reclassifications:
Net unrealized gains	32,931	17,670	—	50,601
Reclassifications from other comprehensive income to net income
Amortization - hedging activities (1)	—	1,026	—	1,026
Other comprehensive income	32,931	18,696	—	51,627
Balance, March 31, 2024	$(308,321)	$64,660	$749	$(242,912)
_______________________
(1)    Recorded in CO bond interest expense.

Note 11 — Fair Values

A fair-value hierarchy is used to prioritize the inputs of valuation techniques used to measure fair value. A description of the application of the fair-value hierarchy, valuation techniques, and significant inputs is disclosed in Part II — Item 8 — Financial Statements and Supplementary Data — Note 15 — Fair Values in the 2023 Annual Report. There have been no material changes in the fair-value hierarchy classification of financial assets and liabilities, valuation techniques, or significant inputs during the three months ended March 31, 2024.

Table 11.1 presents the carrying value, fair value, and fair value hierarchy of our financial assets and liabilities at March 31, 2024, and December 31, 2023. We record trading securities, available-for-sale securities, derivative assets, derivative liabilities, and certain other assets at fair value on a recurring basis and certain mortgage loans at fair value on a non-recurring basis. We record all other financial assets and liabilities at amortized cost. Refer to Table 11.2 for further details about the financial assets and liabilities held at fair value on either a recurring or non-recurring basis.

Table 11.1 - Fair Value Summary
(dollars in thousands)

	March 31, 2024
	Carrying Value	Total Fair Value	Level 1	Level 2	Level 3	Netting Adjustments and Cash Collateral(2)
Financial instruments
Assets:
Cash and due from banks	$70,616	$70,616	$70,616	$—	$—	$—
Interest-bearing deposits	1,808,836	1,808,836	1,808,836	—	—	—
Securities purchased under agreements to resell	1,750,000	1,750,022	—	1,750,022	—	—
Federal funds sold	3,051,000	3,051,001	—	3,051,001	—	—
Trading securities(1)	1,567	1,567	—	1,567	—	—
Available-for-sale securities(1)	15,578,184	15,578,184	—	15,556,216	21,968	—
Held-to-maturity securities	74,156	73,813	—	73,813	—	—
Advances	39,905,499	39,757,607	—	39,757,607	—	—
Mortgage loans, net	3,146,391	2,826,791	—	2,812,735	14,056	—
Accrued interest receivable	202,275	202,275	—	202,275	—	—
Derivative assets(1)	363,820	363,820	—	143,746	—	220,074
Other assets (1)	30,623	30,623	15,041	15,582	—	—
Liabilities:
Deposits	(921,774)	(921,751)	—	(921,751)	—	—
COs:
Bonds	(41,023,055)	(40,658,019)	—	(40,658,019)	—	—
Discount notes	(20,055,973)	(20,052,670)	—	(20,052,670)	—	—
Mandatorily redeemable capital stock	(6,083)	(6,083)	(6,083)	—	—	—
Accrued interest payable	(283,592)	(283,592)	—	(283,592)	—	—
Derivative liabilities(1)	(7,104)	(7,104)	—	(998,631)	—	991,527
Other:
Commitments to extend credit for advances	—	(282)	—	(282)	—	—
Standby letters of credit	(1,323)	(1,323)	—	(1,323)	—	—

	December 31, 2023
	Carrying Value	Total Fair Value	Level 1	Level 2	Level 3	Netting Adjustments and Cash Collateral(2)
Financial instruments
Assets:
Cash and due from banks	$53,412	$53,412	$53,412	$—	$—	$—
Interest-bearing deposits	1,643,587	1,643,587	1,643,587	—	—	—
Securities purchased under agreements to resell	1,600,000	1,599,996	—	1,599,996	—	—
Federal funds sold	2,500,000	2,499,995	—	2,499,995	—	—
Trading securities(1)	1,395	1,395	—	1,395	—	—
Available-for-sale securities(1)	15,343,745	15,343,745	—	15,321,940	21,805	—
Held-to-maturity securities	78,905	78,478	—	78,478	—	—
Advances	41,958,583	41,834,762	—	41,834,762	—	—
Mortgage loans, net	3,059,331	2,796,000	—	2,781,976	14,024	—
Accrued interest receivable	185,709	185,709	—	185,709	—	—
Derivative assets(1)	383,073	383,073	—	77,637	—	305,436
Other assets(1)	28,369	28,369	13,724	14,645	—	—
Liabilities:
Deposits	(922,879)	(922,830)	—	(922,830)	—	—
COs:
Bonds	(40,248,743)	(39,887,287)	—	(39,887,287)	—	—
Discount notes	(22,000,546)	(21,998,576)	—	(21,998,576)	—	—
Mandatorily redeemable capital stock	(6,083)	(6,083)	(6,083)	—	—	—
Accrued interest payable	(269,517)	(269,517)	—	(269,517)	—	—
Derivative liabilities(1)	(3,017)	(3,017)	—	(1,010,116)	—	1,007,099
Other:
Commitments to extend credit for advances	—	(2,101)	—	(2,101)	—	—
Standby letters of credit	(1,340)	(1,340)	—	(1,340)	—	—
_______________________
(1)Carried at fair value and measured on a recurring basis.
(2)These amounts represent the effect of master-netting agreements intended to allow us to settle positive and negative positions and also cash collateral and related accrued interest held or placed with the same clearing member and/or counterparty.

Fair Value Measured on a Recurring and Nonrecurring Basis.

Table 11.2 - Fair Value of Assets and Liabilities Measured at Fair Value on a Recurring and Nonrecurring Basis
(dollars in thousands)

	March 31, 2024
	Level 1	Level 2	Level 3	Netting Adjustments and Cash Collateral (1)	Total
Assets:
Carried at fair value on a recurring basis
Trading securities:
Corporate bonds	$—	$1,567	$—	$—	$1,567
Available-for-sale securities:
U.S. Treasury obligations	—	5,640,649	—	—	5,640,649
HFA securities	—	—	21,968	—	21,968
Supranational institutions	—	340,676	—	—	340,676
U.S. government-owned corporations	—	229,923	—	—	229,923
GSE	—	96,950	—	—	96,950
U.S. government guaranteed – single-family MBS	—	44,049	—	—	44,049
U.S. government guaranteed – multifamily MBS	—	473,699	—	—	473,699
GSE – single-family MBS	—	1,229,913	—	—	1,229,913
GSE – multifamily MBS	—	7,500,357	—	—	7,500,357
Total available-for-sale securities	—	15,556,216	21,968	—	15,578,184
Derivative assets:
Interest-rate-exchange agreements	—	143,698	—	220,074	363,772
Mortgage delivery commitments	—	48	—	—	48
Total derivative assets	—	143,746	—	220,074	363,820
Other assets	15,041	15,582	—	—	30,623
Total assets carried at fair value on a recurring basis	$15,041	$15,717,111	$21,968	$220,074	$15,974,194
Liabilities:
Carried at fair value on a recurring basis
Derivative liabilities
Interest-rate-exchange agreements	$—	$(998,591)	$—	$991,527	$(7,064)
Mortgage delivery commitments	—	(40)	—	—	(40)
Total liabilities carried at fair value on a recurring basis	$—	$(998,631)	$—	$991,527	$(7,104)

	December 31, 2023
	Level 1	Level 2	Level 3	Netting Adjustments and Cash Collateral(1)	Total
Assets:
Carried at fair value on a recurring basis
Trading securities:
Corporate bonds	$—	$1,395	$—	$—	$1,395
Available-for-sale securities:
U.S. Treasury obligations	—	5,664,452	—	—	5,664,452
HFA securities	—	—	21,805	—	21,805
Supranational institutions	—	346,375	—	—	346,375
U.S. government-owned corporations	—	235,191	—	—	235,191
GSE	—	99,421	—	—	99,421
U.S. government guaranteed – single-family MBS	—	14,433	—	—	14,433
U.S. government guaranteed – multifamily MBS	—	477,676	—	—	477,676
GSE – single-family MBS	—	904,456	—	—	904,456
GSE – multifamily MBS	—	7,579,936	—	—	7,579,936
Total available-for-sale securities	—	15,321,940	21,805	—	15,343,745
Derivative assets:
Interest-rate-exchange agreements	—	77,347	—	305,436	382,783
Mortgage delivery commitments	—	290	—	—	290
Total derivative assets	—	77,637	—	305,436	383,073
Other assets	13,724	14,645	—	—	28,369
Total assets carried at fair value on a recurring basis	$13,724	$15,415,617	$21,805	$305,436	$15,756,582
Liabilities:
Carried at fair value on a recurring basis
Derivative liabilities
Interest-rate-exchange agreements	$—	$(1,010,116)	$—	$1,007,099	$(3,017)
Total liabilities carried at fair value on a recurring basis	$—	$(1,010,116)	$—	$1,007,099	$(3,017)
_______________________
(1)    These amounts represent the effect of master-netting agreements intended to allow us to settle positive and negative positions and also cash collateral and related accrued interest held or placed with the same clearing member and/or counterparty.

Table 11.3 presents a reconciliation of available-for-sale securities that are measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the three months ended March 31, 2024 and 2023.

Table 11.3 - Roll Forward of Level 3 Available-for-Sale HFA Securities
(dollars in thousands)

	For the Three Months Ended March 31,
	2024	2023
Balance at beginning of period	$21,805	$32,774
Total gains included in other comprehensive income
Net unrealized gains	163	331
Balance at end of period	$21,968	$33,105

Total amount of unrealized gains for the period included in other comprehensive income relating to securities held at period end	$163	$331

Note 12 — Commitments and Contingencies

Joint and Several Liability. COs are backed by the financial resources of the 11 district Federal Home Loan Banks (the FHLBanks). The FHFA has authority to require any FHLBank to repay all or a portion of the principal and interest on COs for which another FHLBank is the primary obligor. No FHLBank has ever been asked or required to repay the principal or interest on any CO on behalf of another FHLBank. We evaluate the financial condition of the other FHLBanks primarily based on known regulatory actions, publicly available financial information, and individual long-term credit-rating action as of each period-end presented. Based on this evaluation, as of March 31, 2024, and through the filing of this report, we do not believe it is likely that we will be required to repay the principal or interest on any CO on behalf of another FHLBank.

We have considered applicable FASB guidance and determined it is not necessary to recognize a liability for the fair value of our joint and several liability for all of the COs. The joint and several obligation is mandated by the FHLBank Act, as implemented by FHFA regulations, and is not the result of an arms-length transaction among the FHLBanks. The FHLBanks have no control over the amount of the guaranty or the determination of how each FHLBank would perform under the joint and several obligation. Because the FHLBanks are subject to the authority of the FHFA as it relates to decisions involving the allocation of the joint and several liability for the FHLBanks' COs, the FHLBanks' joint and several obligation is excluded from the initial recognition and measurement provisions. Accordingly, we have not recognized a liability for our joint and several obligation related to other FHLBanks' COs at March 31, 2024, and December 31, 2023. The par amounts of other FHLBanks' outstanding COs for which we are jointly and severally liable totaled $1.1 trillion at both March 31, 2024, and December 31, 2023. See Note 7 — Consolidated Obligations for additional information.

Off-Balance-Sheet Commitments

Table 12.1 - Off-Balance Sheet Commitments (1)
(dollars in thousands)

	March 31, 2024			December 31, 2023
	Expire within one year	Expire after one year	Total	Expire within one year	Expire after one year	Total
Standby letters of credit outstanding (2)	$7,399,693	$199,534	$7,599,227	$8,217,388	$207,677	$8,425,065
Commitments for unused lines of credit - advances (3)	1,113,961	—	1,113,961	1,113,354	—	1,113,354
Commitments to make additional advances	218,357	20,464	238,821	13,170	20,463	33,633
Commitments to invest in mortgage loans	36,827	—	36,827	29,995	—	29,995
Unsettled CO bonds, at par	217,600	—	217,600	131,500	—	131,500
Unsettled CO discount notes, at par	600,000	—	600,000	61,008	—	61,008
__________________________
(1)    We have determined that it is unnecessary to record any liability for credit losses on these agreements based on our credit extension and collateral policies.
(2)    The amount of standby letters of credit outstanding excludes commitments to issue standby letters of credit. At March 31, 2024, and December 31, 2023, commitments to issue standby letters of credit that expire within one year totaled $5.4 million and $16.0 million, respectively, and at December 31, 2023, commitments to issue standby letters of credit that expire after one year totaled $13.1 million.
(3)    Commitments for unused line-of-credit advances are generally for periods of up to 12 months. Since many of these commitments are not expected to be drawn upon, the total commitment amount does not necessarily indicate future liquidity requirements.

Standby Letters of Credit. At March 31, 2024, outstanding standby letters of credit expire no later than 2033. Currently, we offer new standby letters of credit with terms typically up to 10 years, while terms greater than 10 years may be available on an exception basis. Unearned fees for the value of the guarantees related to standby letters of credit are recorded in other liabilities and totaled $1.3 million at March 31, 2024, and December 31, 2023.

Commitments to Invest in Mortgage Loans. Commitments to invest in mortgage loans are generally for periods not to exceed 60 business days. Such commitments are recorded as derivatives at their fair values on the statement of condition.

Pledged Collateral. We have pledged securities as collateral related to derivatives. See Note 5 — Derivatives and Hedging Activities for additional information about our pledged collateral and other credit-risk-related contingent features.

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

Note 13 — Transactions with Shareholders

Shareholder Concentrations. We consider shareholder concentrations as holdings of capital stock (including mandatorily redeemable capital stock) by individual members or nonmembers in excess of 10 percent of total capital stock outstanding. At both March 31, 2024, and December 31, 2023, no shareholder had more than 10 percent of total capital stock outstanding.

Transactions with Directors' Institutions. We provide, in the ordinary course of business, products and services to members whose officers or directors serve on our board of directors. In accordance with FHFA regulations, transactions with directors' institutions are conducted on the same terms as those with any other member.

Table 13.1 - Transactions with Directors' Institutions
(dollars in thousands)

	Capital Stock Outstanding	Percent of Total Capital Stock	Par Value of Advances	Percent of Total Par Value of Advances	Total Accrued Interest Receivable	Percent of Total Accrued Interest Receivable on Advances
March 31, 2024	$108,612	5.5%	$2,215,043	5.5%	$3,567	2.7%
December 31, 2023	201,250	9.8	4,485,824	10.7	5,953	5.2

Note 14 — Subsequent Events

On April 19, 2024, the board of directors declared a cash dividend at an annualized rate of 8.40 percent based on daily average capital stock balances outstanding during the first quarter of 2024. The dividend, including dividends classified as interest on mandatorily redeemable capital stock, amounted to $41.2 million and was paid on May 2, 2024.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Index to Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This report includes statements describing anticipated developments, projections, estimates, or predictions of ours that are “forward-looking statements.” These statements may involve matters related to, but not limited to, projections of revenues, income, earnings, capital expenditures, dividends, capital structure, or other financial items; repurchases of excess stock, our minimum retained earnings target, or the interest-rate environment in which we do business; statements of management’s plans or objectives for future operations; expectations of effects or changes in fiscal and monetary policies and our future economic performance; or statements of assumptions underlying certain of the foregoing types of statements. These statements may use forward-looking terminology such as, but not limited to, “anticipates,” “believes,” “continued,” “expects,” “plans,” “intends,” “may,” “could,” “estimates,” “assumes,” “should,” “will,” “likely,” or their negatives or other variations on these terms. We caution that, by their nature, forward-looking statements are subject to a number of risks or uncertainties, including the risk factors set forth in Part I — Item 1A — Risk Factors in the 2023 Annual Report and Part II — Item 1A — Risk Factors of this report and the risks set forth below. Actual results could differ materially from those expressed or implied in these forward-looking statements or could affect the extent to which a particular objective, projection, estimate, or prediction is realized. As a result, you are cautioned not to place undue reliance on such statements.

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

The Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our interim financial statements and notes, which begin on page three, and the 2023 Annual Report.

EXECUTIVE SUMMARY

Net income for the quarter ended March 31, 2024, was $77.8 million, compared with net income of $57.2 million for the same period in 2023, primarily the result of an increase of $27.4 million in net interest income after provision for credit losses, partially offset by a $1.6 million increase in operating expenses and a $1.5 million increase in expenses for our discretionary housing and community investment programs.

Net interest income after provision for credit losses for the three months ended March 31, 2024, was $109.2 million, compared with $81.8 million for the same period in 2023. The $27.4 million increase in net interest income after provision for credit losses was primarily driven by an increase in average daily yields resulting from higher short-term market interest rates in the quarter ended March 31, 2024, compared to the corresponding prior year period as well as growth in our average mortgage-backed securities portfolio and average mortgage loan portfolio, moderated by declines in our average advances portfolio and average short-term money-market investments. In addition, there was a $12.4 million favorable variance in net unrealized gains and losses on fair value hedge ineffectiveness attributable to an increase in intermediate-term interest rates during the quarter ended March 31, 2024, compared to a decrease in intermediate-term interest rates during the same period in 2023.

Total assets declined $1.1 billion to $66.0 billion over the three months ended March 31, 2024. As of March 31, 2024, advances totaled $39.9 billion, a decrease of $2.1 billion from $42.0 billion at December 31, 2023. At March 31, 2024, investment securities and short-term money-market investments totaled $22.3 billion, an increase of $1.1 billion from December 31, 2023, while mortgage loans totaled $3.1 billion, an increase of $87.1 million from December 31, 2023.

Our retained earnings grew to $1.8 billion at March 31, 2024, an increase of $36.4 million from December 31, 2023, and equals 2.8 percent of total assets at March 31, 2024. We continue to satisfy all regulatory capital requirements as of March 31, 2024.

On April 19, 2024, our board of directors declared a cash dividend that was equivalent to an annual yield of 8.40 percent on the average daily balance of capital stock outstanding during the first quarter of 2024. The yield is equivalent to the daily average of the Secured Overnight Financing Rate (SOFR) for the first quarter of 2024 plus 300 basis points.

Our overall results of operations are influenced by the economy, interest rates, members’ demand for liquidity and our ability to maintain sufficient access to funding at relatively favorable costs. During the three months ended March 31, 2024, average short-term interest rates were higher than in the comparable period of the prior year, due to the Federal Reserve's increase in the target range for the federal funds rate by 100 basis points in 2023. Intermediate-term interest rates also increased during the period covered by this report.

Generally, investor demand for high credit quality, fixed-income investments, including COs, continued to be strong relative to other investments. Yield spreads on CO debt relative to benchmark yields for comparable debt remained relatively stable during the period covered by this report. Our flexibility in utilizing various funding tools, in combination with a diverse investor base and our status as a government-sponsored enterprise, have helped provide reliable market access and demand for COs throughout fluctuating market environments and regulatory changes affecting dealers of and investors in COs. The Bank has continued to meet all funding needs during the quarter ended March 31, 2024.

Net Interest Income, Margin, and Spread

Net interest spread was 0.31 percent for the three months ended March 31, 2024, an increase of 14 basis points from the same period in 2023, and net interest margin was 0.67 percent, an increase of 20 basis points from the three months ended March 31, 2023. The increase in net interest spread and margin was primarily attributable to the favorable variance in net unrealized gains and losses on fair value hedge ineffectiveness and to net accretion of MBS premium. In addition, the increase in net interest margin benefited from higher market interest rates.

Housing and Community Investment Contribution Expenses

We are required to annually set aside a portion of our earnings for our Affordable Housing Program. These funds assist members serving very low-, low-, and moderate-income households and support community economic development. The Bank's net income for the three months ended March 31, 2024, resulted in an accrual of $8.7 million to the AHP pool of funds that will be available to members in 2025.

In addition to the required AHP assessment, the Bank recorded an expense of $2.3 million during the three months ended March 31, 2024, for our Jobs for New England (JNE) program.

Legislative and Regulatory Developments

Legislation has been proposed or enacted, and the FHFA and others with authority over the economy, our industry, and our business activities have taken action during 2024 as described in Legislative and Regulatory Developments. Such developments affect the way we conduct business and could impact how we satisfy our mission as well as the value of membership in the Bank.

ECONOMIC CONDITIONS

Economic Environment

Real gross domestic product (GDP) increased at an annual rate of 1.6 percent in the first quarter of 2024. The expansion in the first quarter was driven mainly by consumer and government spending. The increase in consumer spending reflected an increase in spending on services that was partly offset by a decrease in spending on goods.

Employment continued to improve with job gains averaging 269,000 per month in the first quarter of 2024. In April 2024, employment increased by 175,000 and the unemployment rate was 3.9 percent. The unemployment rate for the New England region in March 2024 was 3.3 percent, ranging from 2.2 percent in Vermont to 4.5 percent in Connecticut.

In March 2024, the Consumer Price Index (CPI) increased 0.4 percent from the preceding month, representing a year-over- year increase of 3.5 percent. CPI inflation was driven mainly by the cost of shelter and gasoline. The FHFA reported that housing prices rose 7.0 percent across the U.S. from February 2023 to February 2024. Over the same period, housing prices in New England rose 10.5 percent.

Interest-Rate Environment

On May 1, 2024, the FOMC maintained the target range for the federal funds rate at 525 and 550 basis points and stated that in considering any adjustments to the target range for the federal funds rate, the FOMC will carefully assess incoming data, the evolving outlook, and the balance of risks. The FOMC stated it does not expect it will be appropriate to reduce the target range until it has gained greater confidence that inflation is moving sustainably toward 2 percent. The FOMC also stated that it would continue reducing its holdings of U.S. Treasury securities, agency debt, and agency mortgage-backed securities. Beginning in June 2024 the FOMC will slow the pace of decline of its securities holdings by reducing the monthly redemption cap on U.S. Treasury securities from $60 billion to $25 billion. The FOMC will maintain the monthly redemption cap on agency debt and agency mortgage-backed securities at $35 billion and will reinvest any principal payments in excess of this cap into U.S. Treasury securities.

In the first quarter of 2024, short-term rates remained elevated, consistent with the FOMC’s target range for the federal funds rate. Long-term rates fluctuated, along with expectations regarding the timing and magnitude of potential rate cuts by the FOMC. At the end of March 2024, 2-, 5- and 10-year Treasury rates were lower than overnight and 3-month rates.

Table 1 - Key Interest Rates(1)

	Three Month Average		Ending Rate
	March 31, 2024	March 31, 2023	March 31, 2024	December 31, 2023
SOFR	5.31%	4.50%	5.34%	5.38%
Federal funds effective rate	5.33%	4.52%	5.33%	5.33%
3-month U.S. Treasury yield	5.37%	4.69%	5.38%	5.33%
2-year U.S. Treasury yield	4.49%	4.36%	4.62%	4.25%
5-year U.S. Treasury yield	4.12%	3.81%	4.21%	3.85%
10-year U.S. Treasury yield	4.15%	3.64%	4.20%	3.88%
________________
(1)    Source: Bloomberg

SELECTED FINANCIAL DATA

The following financial highlights for the statement of condition and statement of operations for December 31, 2023, have been derived from our audited financial statements. Financial highlights for the quarter-ends have been derived from our unaudited financial statements.

Table 2 - Selected Financial Data
(dollars in thousands)

	March 31, 2024	December 31, 2023	September 30, 2023	June 30, 2023	March 31, 2023
Statement of Condition
Total assets	$66,030,276	$67,142,274	$62,747,403	$63,281,547	$80,163,644
Investments(1)	22,263,743	21,167,632	18,736,546	19,319,360	27,151,119
Advances	39,905,499	41,958,583	40,130,845	40,245,829	49,622,282
Mortgage loans held for portfolio, net(2)	3,146,391	3,059,331	2,940,189	2,807,299	2,724,612
Deposits and other borrowings	921,774	922,879	1,150,506	1,021,973	872,356
Consolidated obligations:
Bonds	41,023,055	40,248,743	37,363,959	40,878,480	41,669,836
Discount notes	20,055,973	22,000,546	20,337,099	17,460,907	33,448,155
Total consolidated obligations	61,079,028	62,249,289	57,701,058	58,339,387	75,117,991
Mandatorily redeemable capital stock	6,083	6,083	6,143	5,303	10,290
Class B capital stock outstanding-putable(3)	1,983,103	2,042,453	2,007,059	2,006,046	2,404,394
Unrestricted retained earnings	1,360,373	1,339,546	1,338,335	1,328,645	1,305,619
Restricted retained earnings	466,723	451,154	440,860	426,846	411,133
Total retained earnings	1,827,096	1,790,700	1,779,195	1,755,491	1,716,752
Accumulated other comprehensive loss	(242,912)	(294,539)	(326,465)	(291,685)	(306,399)
Total capital	3,567,287	3,538,614	3,459,789	3,469,852	3,814,747
Results of Operations
Net interest income after provision for credit losses	$109,242	$79,640	$104,137	$109,628	$81,827
Other income, net	2,608	4,733	2,067	3,640	4,364
Other expense	25,340	27,170	28,339	25,958	22,629
AHP assessments	8,664	5,733	7,798	8,742	6,375
Net income	$77,846	$51,470	$70,067	$78,568	$57,187
Other Information
Dividends declared	$41,450	$39,965	$46,363	$39,829	$31,003
Dividend payout ratio	53.25%	77.65%	66.17%	50.69%	54.21%
Weighted-average dividend rate(4)	8.40	8.31	8.04	7.55	6.67
Return on average equity(5)	8.94	6.03	8.27	8.44	6.50
Return on average assets	0.47	0.31	0.43	0.42	0.32
Net interest margin(6)	0.67	0.49	0.65	0.59	0.47
Average equity to average assets	5.22	5.10	5.16	4.96	4.93
Total regulatory capital ratio(7)	5.78	5.72	6.04	5.95	5.15
_______________________
(1)Investments include available-for-sale securities, held-to-maturity securities, trading securities, interest-bearing deposits, securities purchased under agreements to resell and federal funds sold.
(2)The allowance for credit losses for mortgage loans amounted to $2.6 million as of March 31, 2024 and $2.0 million for each of the periods ending December 31, 2023, September 30, 2023, June 30, 2023, and March 31, 2023, respectively.
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
(7)Total regulatory capital ratio is capital stock (including mandatorily redeemable capital stock) plus total retained earnings as a percentage of total assets. See Part I — Item 1 — Financial Statements — Notes to the Financial Statements — Note 9 — Capital.

RESULTS OF OPERATIONS

Net income increased to $77.8 million for the three months ended March 31, 2024, from $57.2 million for the same period in 2023. The primary reasons for the increase are discussed under Executive Summary.

Net Interest Income

Net interest income after provision for credit losses for the three months ended March 31, 2024, was $109.2 million, compared with $81.8 million for the same period in 2023. The $27.4 million increase in net interest income after provision for credit losses was primarily driven by an increase in average daily yields resulting from higher short-term market interest rates in the quarter ended March 31, 2024, compared to the corresponding prior year period as well as increases of $1.7 billion and $356.1 million in our average mortgage-backed securities portfolio and average mortgage loan portfolio, respectively, moderated by a $4.6 billion decline in our average advances portfolio and a $2.5 billion decline in average short-term money-market investments. In addition, there was a $12.4 million favorable variance in net unrealized gains and losses on fair value hedge ineffectiveness attributable to an increase in intermediate-term interest rates during the quarter ended March 31, 2024, compared to a decrease in interest rates during the same period in 2023. Net interest spread was 0.31 percent for the three months ending March 31, 2024, an increase of 14 basis points from the same period in 2023, and net interest margin was 0.67 percent, an increase of 20 basis points from the same period in 2023.

Table 3 presents major categories of average balances, related interest income/expense, and average yields/rates for interest-earning assets and interest-bearing liabilities. Our primary source of earnings is net interest income, which is the interest earned on advances, mortgage loans, and investments less interest paid on COs, deposits, and other sources of funds.

Table 3 - Net Interest Spread and Margin
(dollars in thousands)

	For the Three Months Ended March 31,
	2024			2023
	Average Balance	Interest Income / Expense	Average Yield/Rate(1)	Average Balance	Interest Income / Expense	Average Yield/Rate(1)
Assets
Advances	$39,641,233	$528,546	5.36%	$44,255,550	$501,615	4.60%
Interest-bearing deposits	2,690,980	36,326	5.43	2,884,371	32,602	4.58
Securities purchased under agreements to resell	1,061,538	14,311	5.42	2,260,600	25,681	4.61
Federal funds sold	3,650,428	49,218	5.42	4,725,589	52,945	4.54
Investment securities (2)	15,783,431	234,315	5.97	14,160,582	168,759	4.83
Mortgage loans (2)(3)	3,096,228	28,587	3.71	2,740,088	21,188	3.14
Other earning assets	—	—	—	11,111	134	4.89
Total interest-earning assets	65,923,838	891,303	5.44	71,037,891	802,924	4.58
Other non-interest-earning assets	1,439,946			1,657,625
Fair-value adjustments on investment securities	(333,089)			(321,986)
Total assets	$67,030,695	$891,303	5.35%	$72,373,530	$802,924	4.50%
Liabilities and capital
Consolidated obligations
Discount notes	$19,843,709	$264,603	5.36%	$29,943,607	$336,683	4.56%
Bonds	40,653,328	507,136	5.02	35,645,506	378,094	4.30
Other interest-bearing liabilities	826,748	9,722	4.73	679,604	6,226	3.72
Total interest-bearing liabilities	61,323,785	781,461	5.13	66,268,717	721,003	4.41
Other non-interest-bearing liabilities	2,206,257			2,537,792
Total capital	3,500,653			3,567,021
Total liabilities and capital	$67,030,695	$781,461	4.69%	$72,373,530	$721,003	4.04%
Net interest income		$109,842			$81,921
Net interest spread			0.31%			0.17%
Net interest margin			0.67%			0.47%
_________________________
(1)    Yields are annualized.
(2)    Average balances are reflected at amortized cost.

(3)    Nonaccrual loans are included in the average balances used to determine average yield.

Rate and Volume Analysis

Changes in both average balances (volume) and interest rates influence changes in net interest income and net interest margin. Table 4 summarizes changes in interest income and interest expense for the three months ended March 31, 2024 and 2023. Changes in interest income and interest expense that are not identifiable as either volume or rate-related, but equally attributable to both volume and rate changes, have been allocated to the volume and rate categories based upon the proportion of the absolute value of the volume and rate changes.

Table 4 - Rate and Volume Analysis
(dollars in thousands)

	For the Three Months Ended March 31, 2024 vs. 2023
	Increase (Decrease) due to
	Volume	Rate	Total
Interest income
Advances	$(55,727)	$82,658	$26,931
Interest-bearing deposits	(2,295)	6,019	3,724
Securities purchased under agreements to resell	(15,503)	4,133	(11,370)
Federal funds sold	(13,340)	9,613	(3,727)
Investment securities	20,852	44,704	65,556
Mortgage loans	2,968	4,431	7,399
Other earning assets	(67)	(67)	(134)
Total interest income	(63,112)	151,491	88,379
Interest expense
Consolidated obligations
Discount notes	(127,174)	55,094	(72,080)
Bonds	57,269	71,773	129,042
Other interest-bearing liabilities	1,514	1,982	3,496
Total interest expense	(68,391)	128,849	60,458
Change in net interest income	$5,279	$22,642	$27,921

Average Balance of Advances Outstanding

The average balance of total advances decreased $4.6 billion, or 10.4 percent, for the quarter ended March 31, 2024, compared with the same period in 2023. This decrease in the average balance of advances was concentrated in short-term fixed rate advances and variable-rate advances. We cannot predict future member demand for advances.

Average Balance of Investments

Average short-term money-market investments, consisting of interest-bearing deposits, securities purchased under agreements to resell, federal funds sold, and loans to other FHLBanks, decreased $2.5 billion, or 25.1 percent, for the quarter ended March 31, 2024, compared with the same period in 2023, as liquidity needs were greater in 2023 as compared to 2024 due to increased advances borrowing activity in the first quarter of 2023. The yield earned on short-term money-market investments is highly correlated to short-term market interest rates. As a result of the FOMC’s increase in the target range for the federal funds rate, average yields on overnight federal funds sold increased from 4.54 percent during the quarter ended March 31, 2023, to 5.42 percent during the quarter ended March 31, 2024, while average yields on securities purchased under agreements to resell increased from 4.61 percent for the quarter ended March 31, 2023, to 5.42 percent for the quarter ended March 31, 2024. These investments are used for liquidity management.

Average investment-securities balances increased $1.6 billion, or 11.5 percent for the quarter ended March 31, 2024, compared with the same period in 2023.

Average Balance of COs

Average CO balances decreased $5.1 billion, or 7.8 percent, for the quarter ended March 31, 2024, compared with the same period in 2023, resulting from our decreased funding needs principally due to the decrease in our average advances balances. This decrease consisted of a $10.1 billion decrease in CO discount notes, partially offset by a $5.0 billion increase in CO bonds.

The average balance of CO discount notes represented approximately 32.8 percent of total average COs for the quarter ended March 31, 2024, compared with 45.7 percent of total average COs for the quarter ended March 31, 2023. The average balance of CO bonds represented 67.2 percent and 54.3 percent of total average COs outstanding during the three months ended March 31, 2024 and 2023, respectively.

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

Table 5 provides a summary of the impact of derivatives and hedging activities on our earnings.

Table 5 - Effect of Derivative and Hedging Activities
(dollars in thousands)

	For the Three Months Ended March 31, 2024
Net Effect of Derivatives and Hedging Activities	Advances	Investments	Mortgage Loans	CO Bonds	CO Discount Notes	Total
Net interest income
Amortization / accretion of hedging activities (1)	$(351)	$—	$—	$(2,532)	$—	$(2,883)
Gains (losses) on designated fair-value hedges	2,285	3,045	—	(257)	—	5,073
Net interest settlements on derivatives(2)	58,344	124,319	—	(162,260)	—	20,403
Price alignment interest (3)	(860)	(14,154)	—	481	—	(14,533)
Total net interest income	59,418	113,210	—	(164,568)	—	8,060

Net gains (losses) on derivatives and hedging activities
Gains (losses) on derivatives not receiving hedge accounting	23	—	—	—	(32)	(9)
Mortgage delivery commitments	—	—	(456)	—	—	(456)
Price alignment interest (3)	—	—	—	—	15	15
Net gains (losses) on derivatives and hedging activities	23	—	(456)	—	(17)	(450)

Total net effect of derivatives and hedging activities	$59,441	$113,210	$(456)	$(164,568)	$(17)	$7,610

	For the Three Months Ended March 31, 2023
Net Effect of Derivatives and Hedging Activities	Advances	Investments	Mortgage Loans	CO Bonds	Total
Net interest income
Amortization / accretion of hedging activities in net interest income (1)	$(512)	$—	$(82)	$(601)	$(1,195)
Losses on designated fair-value hedges	(1,068)	(6,104)	—	(150)	(7,322)
Net interest settlements included in net interest income (2)	28,455	97,226	—	(140,810)	(15,129)
Price alignment interest (3)	(1,754)	(10,058)	—	283	(11,529)
Total net interest income	25,121	81,064	(82)	(141,278)	(35,175)

Net gains on derivatives and hedging activities
Mortgage delivery commitments	—	—	67	—	67
Net gains on derivatives and hedging activities	—	—	67	—	67

Total net effect of derivatives and hedging activities	$25,121	$81,064	$(15)	$(141,278)	$(35,108)
________________________
(1)    Represents the amortization/accretion of hedging fair-value adjustments and cash-flow hedge amortization reclassified from accumulated other comprehensive income.
(2)    Represents interest income/expense on derivatives included in net interest income.
(3)    Relates to derivatives for which variation margin payments are characterized as daily settled contracts.

FINANCIAL CONDITION

Advances

At March 31, 2024, the advances portfolio totaled $39.9 billion, a decrease of $2.1 billion from $42.0 billion at December 31, 2023.

Table 6 - Advances Outstanding by Product Type
(dollars in thousands)

	March 31, 2024		December 31, 2023
	Par Value	Percent of Total	Par Value	Percent of Total
Fixed-rate advances
Short-term	$12,176,055	30.4%	$11,725,587	27.9%
Long-term	11,736,506	29.3	11,550,277	27.5
Putable	6,781,070	16.9	5,896,570	14.0
Callable	2,500,000	6.2	2,500,000	5.9
Overnight	1,396,290	3.5	3,599,404	8.6
Amortizing	1,041,938	2.6	1,058,714	2.5
	35,631,859	88.9	36,330,552	86.4

Variable-rate advances
Simple variable (1)	4,464,184	11.1	5,650,195	13.4
Putable	10,000	—	80,000	0.2
All other variable-rate indexed advances	5,302	—	5,909	—
	4,479,486	11.1	5,736,104	13.6
Total par value	$40,111,345	100.0%	$42,066,656	100.0%
________________________
(1)    Includes floating-rate advances that may be contractually prepaid by the borrower on a floating-rate reset date without incurring prepayment or termination fees.

See Part I — Item 1 — Financial Statements — Notes to the Financial Statements — Note 3 — Advances for disclosures relating to redemption terms of advances.

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

We assign each depository borrower to one of the following three categories based on our assessment of the borrower's overall financial condition and other factors:

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

Table 7 - Advances Outstanding by Borrower Category
(dollars in thousands)

	As of March 31, 2024
	Number of Borrowers	Par Value of Advances Outstanding	Discounted Collateral	Ratio of Discounted Collateral to Advances
Category-1	222	$34,116,626	$127,797,210	374.6%
Category-2	19	998,816	1,747,816	175.0
Category-3	15	508,093	621,545	122.3
Insurance companies	26	4,487,810	6,686,202	149.0
Total	282	$40,111,345	$136,852,773	341.2%

	As of December 31, 2023
	Number of Borrowers	Par Value of Advances Outstanding	Discounted Collateral	Ratio of Discounted Collateral to Advances
Category-1	229	$35,920,638	$130,385,492	363.0%
Category-2	21	1,241,449	1,887,529	152.0
Category-3	15	495,701	626,405	126.4
Insurance companies	24	4,408,868	6,096,632	138.3
Total	289	$42,066,656	$138,996,058	330.4%

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

The Bank may adjust the category of a member from time to time based on the financial reviews and other circumstances of the member.

We have not recorded any allowance for credit losses on advances at March 31, 2024, and December 31, 2023, for the reasons discussed in Part 1 — Item 1 — Financial Statements — Notes to the Financial Statements — Note 3 — Advances.

Table 8 - Top Five Advance-Borrowing Institutions
(dollars in thousands)

	March 31, 2024
Name	Par Value of Advances	Percent of Total Par Value of Advances	Weighted-Average Rate (1)
Webster Bank, N.A.	$3,659,930	9.1%	5.49%
State Street Bank and Trust Company	3,500,000	8.7	5.36
Massachusetts Mutual Life Insurance Company	2,100,000	5.3	1.78
Citizens Bank, N.A.	2,036,022	5.1	5.50
Hingham Institution for Savings	1,684,675	4.2	4.73
Total of top five advance-borrowing institutions	$12,980,627	32.4%

	December 31, 2023
Name	Par Value of Advances	Percent of Total Par Value of Advances	Weighted-Average Rate (1)
Citizens Bank, N.A.	$4,286,128	10.2%	5.57%
State Street Bank and Trust Company	2,500,000	6.0	5.27
Webster Bank, N.A.	2,360,018	5.6	5.52
Massachusetts Mutual Life Insurance Company	2,100,000	5.0	1.78
Hingham Institution for Savings	1,692,675	4.0	4.75
Total of top five advance-borrowing institutions	$12,938,821	30.8%
_______________________
(1)    Weighted-average rates are based on the contract rate of each advance without taking into consideration the effects of interest-rate-exchange agreements that we may use as hedging instruments.

Investments

At March 31, 2024, investment securities and short-term money-market instruments totaled $22.3 billion, an increase of $1.1 billion from $21.2 billion at December 31, 2023.

Short-term money-market investments increased $866.2 million to $6.6 billion at March 31, 2024, compared with December 31, 2023. The increase was attributable to increases of $551.0 million in federal funds sold, $165.2 million in interest bearing deposits, and $150.0 million in securities purchased under agreements to resell.

Investment securities increased $229.9 million to $15.7 billion at March 31, 2024, compared with $15.4 billion at December 31, 2023.

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

We place short-term funds with large, high-quality financial institutions that must be rated in at least the third-highest internal rating category on a rating scale of FHFA1 through FHFA7, reflecting progressively lower credit quality. The internal rating categories of FHFA1 through FHFA4 are considered to be investment quality. As of March 31, 2024, all of these placements either expired within one day or were payable upon demand. See Part 1 — Item 1 — Business — Business Lines — Investments in the 2023 Annual Report for additional information.

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

Table 9 - Credit Ratings of Investments at Carrying Value
(dollars in thousands)

	As of March 31, 2024
	Long-Term Credit Rating
Investment Category	Triple-A	Double-A	Single-A	Unrated
Money-market instruments: (1)
Interest-bearing deposits	$—	$150	$1,808,686	$—
Securities purchased under agreements to resell	—	—	1,750,000	—
Federal funds sold	—	486,000	2,565,000	—
Total money-market instruments	—	486,150	6,123,686	—

Investment securities:(2)

Non-MBS:
U.S. Treasury obligations	—	5,640,649	—	—
Corporate bonds	—	—	—	1,567
U.S. government-owned corporations	—	229,923	—	—
GSE	—	96,950	—	—
Supranational institutions	340,676	—	—	—
HFA securities	17,885	4,083	—	—
Total non-MBS	358,561	5,971,605	—	1,567

MBS:
U.S. government guaranteed - single-family	—	47,081	—	—
U.S. government guaranteed - multifamily	—	473,699	—	—
GSE – single-family	—	1,301,037	—	—
GSE – multifamily	—	7,500,357	—	—
Total MBS	—	9,322,174	—	—

Total investment securities	358,561	15,293,779	—	1,567

Total investments	$358,561	$15,779,929	$6,123,686	$1,567
_______________________
(1)    The counterparty NRSRO rating is used for money-market instruments. Counterparty ratings are obtained from Moody's, Fitch, Inc. (Fitch), and S&P and are each as of March 31, 2024. If there is a split rating, the lowest rating is used. In certain instances where a counterparty is unrated, the Bank may assign a deemed rating to the counterparty and that deemed rating is used.
(2)    The issue rating is used for investment securities. Issue ratings are obtained from Moody’s, Fitch, and S&P. If there is a split rating, the lowest rating is used.

FHFA regulations include limits on the amount of unsecured credit we may extend to a counterparty or to a group of affiliated counterparties based on a percentage of regulatory capital and an internal credit rating determined by each FHLBank. See Part 1 — Item 1 — Business — Business Lines — Investments in the 2023 Annual Report for additional information. Under these regulations, the level of regulatory capital is determined as the lesser of our total regulatory capital or the regulatory capital of the counterparty. The applicable regulatory capital is then multiplied by a specified percentage for each counterparty, the product of which is the maximum amount of unsecured credit exposure we may extend to that counterparty. The percentage that we may offer for extensions of unsecured credit other than overnight sales of federal funds ranges from one to 15 percent based on the counterparty's credit rating. Extensions of unsecured credit for overnight sales of federal funds range from one to 30 percent based on the counterparty’s credit rating. From time to time, we may establish internal credit limits lower than permitted by regulation for individual counterparties.

Table 10 - Unsecured Credit Related to Money-Market Instruments and Debentures by Carrying Value
(dollars in thousands)

	Carrying Value
	March 31, 2024	December 31, 2023
Federal funds sold	$3,051,000	$2,500,000
Interest bearing deposits	1,808,836	1,643,587
Supranational institutions	340,676	346,375
U.S. government-owned corporations	229,923	235,191
GSEs	96,950	99,421
Corporate bonds	1,567	1,395

Mortgage Loans

We invest in mortgages through the MPF program. The MPF program is further described under — Mortgage Loans Credit Risk and in Part I — Item 1 — Business — Business Lines — Mortgage Loan Finance in the 2023 Annual Report.

As of March 31, 2024, our mortgage loan investment portfolio totaled $3.1 billion, an increase of $87.1 million from December 31, 2023. This increase is the result of an increase in mortgage loan purchase volumes during the quarter ended March 31, 2024, compared to the same period of the prior year. We expect continued competition from Fannie Mae and Freddie Mac, as well as from private mortgage loan acquirers, for loan investment opportunities.

Mortgage Loans Credit Risk

We are subject to credit risk from the mortgage loans in which we invest due to our exposure to the credit risk of the underlying borrowers and the credit risk of the participating financial institutions when the participating financial institutions retain credit-enhancement and/or servicing obligations. For additional information on the credit risks arising from our participation in the MPF program, see Part II — Item 7 — Management's Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition — Mortgage Loans — Mortgage Loans Credit Risk in the 2023 Annual Report. For information on the credit performance of our mortgage loan portfolio as of March 31, 2024, see Item I — Financial Statements — Note 4 — Mortgage Loans Held for Portfolio in this report.

Although our mortgage loan portfolio includes loans throughout the U.S., concentrations of 5 percent or greater of the par value of our conventional mortgage loan portfolio are shown in Table 11.

Table 11 - State Concentrations by Par Value

	Percentage of Total Par Value of Conventional Mortgage Loans
	March 31, 2024	December 31, 2023
Massachusetts	61%	62%
Maine	13	13
Connecticut	7	7
Vermont	5	5
All others	14	13
Total	100%	100%

We place conventional mortgage loans on nonaccrual status when the collection of interest or principal is doubtful or contractual principal or interest is 90 days or more past due. Accrued interest on nonaccrual loans is excluded from interest income. We monitor the delinquency levels of the mortgage loan portfolio on a monthly basis.

Table 12 - Mortgage Loans - Risk Elements and Credit Losses
(dollars in thousands)

	For the Three Months Ended March 31,
	2024	2023
Average par value of mortgage loans outstanding during the period ending	$3,058,116	$2,700,630
Net recoveries	—	6
Net charge-offs to average loans outstanding during the period ending	—%	—%

	As of March 31, 2024	As of December 31, 2023
Mortgage loans held for portfolio, par value	$3,110,666	$3,023,423
Nonaccrual loans, par value	7,730	7,871
Allowance for credit losses on mortgage loans	2,600	2,000
Allowance for credit losses to mortgage loans held for portfolio	0.08	0.07
Nonaccrual loans to mortgage loans held for portfolio	0.25	0.26
Allowance for credit losses to nonaccrual loans	33.64	25.41

Mortgage Insurance Companies. We are exposed to credit risk from primary mortgage insurance (PMI) coverage on individual loans. As of March 31, 2024, we were the beneficiary of PMI coverage of $85.9 million on $326.4 million of conventional mortgage loans. These amounts relate to loans originated with PMI and for which current loan-to-value ratios exceed 78 percent (determined by recalculating the original loan-to-value ratio using the current par value divided by the appraised home value at the time of loan origination).

We have analyzed our potential loss exposure to mortgage insurance companies and do not expect incremental losses based on these exposures at this time.

Consolidated Obligations

See Liquidity and Capital Resources for information regarding our COs.

Derivative Instruments

All derivatives are recorded on the statement of condition at fair value and classified as either derivative assets or derivative liabilities. Bilateral and cleared derivatives outstanding are classified as assets or liabilities according to the net fair value of derivatives aggregated by each counterparty. Derivative assets' net fair value, net of cash collateral and accrued interest, totaled $363.8 million and $383.1 million as of March 31, 2024, and December 31, 2023, respectively. Derivative liabilities' net fair value, net of cash collateral and accrued interest, totaled $7.1 million and $3.0 million as of March 31, 2024, and December 31, 2023, respectively.

The following table presents a summary of the notional amounts and estimated fair values of our outstanding derivatives, excluding accrued interest, and related hedged item by product and type of accounting treatment as of March 31, 2024, and December 31, 2023. The notional amount represents the hypothetical principal basis used to determine periodic interest payments received and paid. However, the notional amount does not represent an actual amount exchanged or our overall exposure to credit and market risk.

Table 13 - Derivatives and Hedge-Accounting Treatment
(dollars in thousands)

			March 31, 2024		December 31, 2023
Hedged Item	Derivative	Designation(2)	Notional Amount	Fair Value	Notional Amount	Fair Value
Advances (1)	Swaps	Fair value	$13,473,006	$(32,140)	$12,534,180	$(120,326)
	Swaps	Economic	75,000	(12)	90,000	(793)
Total associated with advances			13,548,006	(32,152)	12,624,180	(121,119)
Available-for-sale securities	Swaps	Fair value	12,439,697	(225,165)	12,391,160	(197,733)
COs	Swaps	Fair value	24,934,000	(919,348)	26,662,140	(876,631)
	Swaps	Economic	528,493	(8)	—	—
	Forward starting swaps	Cash Flow	1,391,000	113	1,391,000	83
Total associated with COs			26,853,493	(919,243)	28,053,140	(876,548)
Total			52,841,196	(1,176,560)	53,068,480	(1,195,400)
Mortgage delivery commitments			36,827	8	29,995	290
Total derivatives			$52,878,023	(1,176,552)	$53,098,475	(1,195,110)
Accrued interest				321,667		262,631
Cash collateral, including related accrued interest				1,211,601		1,312,535
Net derivatives				$356,716		$380,056

Derivative asset				$363,820		$383,073
Derivative liability				(7,104)		(3,017)
Net derivatives				$356,716		$380,056
 _______________________
(1)    As of March 31, 2024 and December 31, 2023, embedded derivatives separated from certain advance contracts with notional amounts of $75.0 million and $90.0 million, respectively, and fair values of $12 thousand and $790 thousand, respectively, are not included in the table.
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

Our daily average aggregate notional amount for uncleared derivatives transactions between June 2023 and August 2023 exceeded $8 billion and, as a result, we remained subject to two-way initial margin obligations as required by the Wall Street Reform and Consumer Protection Act. For uncleared derivatives transactions executed on or after September 1, 2022, a party whose initial margin requirement exceeds a specified threshold (which may not exceed $50 million) would be required to deliver collateral in the amount by which the initial margin requirement exceeds such specified threshold. Initial margin is required to be held at a third-party custodian for the benefit of the secured party, which can only assert ownership of such collateral upon the occurrence of certain events, which may include an event of default due to bankruptcy, insolvency, or similar proceeding. As of March 31, 2024, all initial margin requirements owed to our uncleared derivative counterparties by us or owed to us by our uncleared derivative counterparties were less than specified delivery thresholds.

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

Table 14 - Credit Exposure to Derivatives Counterparties
(dollars in thousands)

	As of March 31, 2024
	Notional Amount	Net Derivatives Fair Value Before Collateral	Cash Collateral Pledged to Counterparty	Net Credit Exposure to Counterparties
Asset positions with credit exposure:
Uncleared derivatives
Single-A	$70,000	$51	$—	$51
Cleared derivatives	20,251,626	7,364	356,220	363,584

Liability positions with credit exposure:
Uncleared derivatives
Single-A	210,500	(115)	252	137
Total interest-rate swap positions with nonmember counterparties to which we had credit exposure	20,532,126	7,300	356,472	363,772

Mortgage delivery commitments (1)	36,827	48	—	48
Total	$20,568,953	$7,348	$356,472	$363,820
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

For information on our approach to the credit risks arising from our use of derivatives, see Part II — Item 7 — Management’s Discussion and Analysis and Results of Operations — Financial Condition — Derivative Instruments — Derivative Instruments Credit Risk in the 2023 Annual Report.

LIQUIDITY AND CAPITAL RESOURCES

Our financial structure is designed to enable us to expand and contract our assets, liabilities, and capital in response to changes in membership composition and member credit needs. Our primary source of liquidity is our access to the capital markets through CO issuance, which is described in Part I — Item 1 — Business — Consolidated Obligations of the 2023 Annual Report. Outstanding COs and the condition of the market for COs are discussed below under — Debt Financing — Consolidated Obligations. Our equity capital resources are governed by our capital plan, certain portions of which are described under — Capital below as well as by applicable legal and regulatory requirements.

Liquidity

We are required to maintain liquidity in accordance with the FHLBank Act, FHFA regulations and guidance, and policies established by our management and board of directors. We seek to be in a position to meet the credit and liquidity needs of our members and all current and future financial commitments by managing liquidity positions to maintain stable, reliable, and cost-effective sources of funds while taking into account market conditions, member demand, and the maturity profile of our assets and liabilities.

We are unable to predict future trends in member credit needs because they are driven by complex interactions among a number of factors, including increases and decreases in members assets and deposits, and the attractiveness of advances compared to other sources of wholesale funding. We regularly monitor current trends and anticipate future debt issuance needs and maintain a portfolio of highly liquid assets in order to be prepared to fund member credit needs and investment opportunities. We are generally able to expand our CO debt issuance in response to members' increased need for advances and to increase our acquisitions of mortgage loans. Alternatively, in response to reduced member credit needs, we may allow our COs to mature without replacement, transfer debt to another FHLBank, or repurchase and retire outstanding COs, or redeem callable COs on eligible redemption dates, allowing our balance sheet to shrink.

Sources and Uses of Liquidity. Our primary sources of liquidity are proceeds from the issuance of COs and advance repayments, and maturing short-term investments, as well as cash and investment holdings that are primarily high-quality, short- and intermediate-term financial instruments that can be sold or pledged as collateral under a repurchase agreement. During the three months ended March 31, 2024, we maintained continuous access to funding and adapted our debt issuance to meet the needs of our members.

Secondary sources of liquidity include payments collected on mortgage loans, proceeds from the issuance of capital stock, and deposits from members. In addition, under the FHLBank Act, the U.S. Treasury may purchase up to $4 billion of FHLBank COs. The terms, conditions, and interest rates in such a purchase would be determined by the U.S. Treasury. This authority may be exercised at the discretion of the U.S. Treasury with the agreement of the FHFA only if alternative means cannot be effectively employed to permit members of the FHLBanks to continue to supply reasonable amounts of funds to the mortgage market, and the ability to supply such funds is substantially impaired because of monetary stringency and high interest rates. There were no such purchases by the U.S. Treasury during the three months ended March 31, 2024.

Our uses of liquidity are advance originations and consolidated obligation principal and interest payments. Other uses of liquidity are mortgage loan and investment purchases, dividend payments, general operating expenses, and other contractually obligated payments. We also maintain liquidity to redeem or repurchase excess capital stock, through our daily excess stock repurchases, upon the request of a member or as required under our capital plan.

For information and discussion of our guarantees and other commitments we may have, see Part 1 — Item 1 — Financial Statements — Notes to the Financial Statements — Note 12 — Commitments and Contingencies. For further information and discussion of the joint and several liability for FHLBank COs, see below — Debt Financing — Consolidated Obligations.

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

Liquidity Management Action Trigger. We maintain a liquidity management action trigger pertaining to projected net cash flow: if projected net cash flow falls below zero on or before the 21st day following the measurement date, then management of the Bank is notified and determines whether any corrective action is necessary. We did not breach this threshold at any time during the three months ended March 31, 2024. Table 15 below shows this calculation as of March 31, 2024.

Table 15 - Projected Net Cash Flow
(dollars in thousands)

As of March 31, 2024
21 Days
Uses of funds
Interest payable	$160,920
Maturing or expected option exercise of liabilities	7,823,574
Committed asset settlements	217,707
Capital outflow	41,298
MPF delivery commitments	36,827
Gross uses of funds	8,280,326

Sources of funds
Interest receivable	263,458
Maturing or projected amortization of assets	12,693,083
Committed liability settlements	812,831
Cash and due from banks and interest bearing deposits	1,879,251
Other	3,731
Gross sources of funds	15,652,354

Projected net cash flow	$7,372,028

Base Case Liquidity Requirement. The Bank is subject to FHFA guidance on liquidity, including Advisory Bulletin 2018-07 (Liquidity Guidance AB), which communicates the FHFA’s expectations with respect to the maintenance of sufficient liquidity to enable us to provide advances and fund standby letters of credit for members for a specified time without access to the capital markets or other unsecured funding sources.

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

We were in compliance with the Base Case Liquidity Requirement at all times during the three months ended March 31, 2024.

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

Additionally, the Bank is exposed to refinancing risk since, over certain time horizons, it has more liabilities than assets maturing. In order to manage the Bank’s refinancing risk, we maintain a policy that limits the potential difference between the amount of financial assets and the amount of financial liabilities expected to mature within three-month and one-year time horizons inclusive of projected mortgage-related prepayment activity. We measure this difference, or gap, as a percentage of total assets over two time horizons, including three months and one year. In conformity with the provisions of the Liquidity Guidance AB, the Bank has instituted a limit and management action trigger framework around these metrics as follows:

Table 16 - Funding Gap Metric

Funding Gap Metric (1)	Limit	Management Action Trigger	Three-Month Average March 31, 2024	Three-Month Average December 31, 2023
3-month Funding Gap	15%	13%	4.5%	3.8%
1-year Funding Gap	30%	25%	15.7%	17.5%
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

Debt Financing — Consolidated Obligations

At March 31, 2024, and December 31, 2023, outstanding COs for which we are primarily liable, including both CO bonds and CO discount notes, totaled $61.1 billion and $62.2 billion, respectively. CO bonds outstanding for which we are primarily liable at March 31, 2024, and December 31, 2023, include issued callable bonds totaling $19.7 billion and $22.2 billion, respectively.

CO discount notes comprised 32.8 percent and 35.3 percent of the outstanding COs for which we are primarily liable at March 31, 2024, and December 31, 2023, respectively, but accounted for 78.4 percent and 75.9 percent of the proceeds from the issuance of such COs during the three months ended March 31, 2024 and 2023, respectively.

Overall, we continued to experience strong demand for COs among investors. During the period covered by this report, the capital markets have supported our funding needs and we have been able to issue debt in the amounts and structures required to satisfy the demand for advances and meet our funding and risk-management needs.

The Federal Reserve continues to signal its vigilance over persistently high inflation. As such, the Federal Reserve has continued to reduce its purchases of U.S. Treasury securities and U.S. Agency mortgage-backed securities. These actions remain important factors that could continue to shape investor demand for debt, including COs.

Capital

Total capital at March 31, 2024, was $3.6 billion compared with $3.5 billion at year-end 2023.

The FHLBank Act and FHFA regulations specify that each FHLBank is required to satisfy certain minimum regulatory capital requirements. We were in compliance with these requirements at March 31, 2024, as discussed in Part I — Item 1— Financial Statements — Notes to the Financial Statements — Note 9 — Capital.

Table 17 - Mandatorily Redeemable Capital Stock by Expiry of Redemption Notice Period
(dollars in thousands)

	March 31, 2024	December 31, 2023
Past redemption date (1)	$2,778	$2,778
Due in one year or less	435	—
Due after one year through two years	689	435
Due after two years through three years	—	689
Due after three years through four years	960	960
Due after four years through five years	1,221	1,221
Total	$6,083	$6,083
_______________________
(1)    Amount represents mandatorily redeemable capital stock that has reached the end of the five-year redemption-notice period but the member-related activity (for example, advances) remains outstanding. Accordingly, these shares of stock will not be redeemed until the activity is no longer outstanding.

Capital Rule

The FHFA's regulation on FHLBank capital classification and critical capital levels (the Capital Rule), among other things, establishes criteria for four capital classifications and corrective action requirements for FHLBanks that are classified in any classification other than adequately capitalized. The Capital Rule requires the Director of the FHFA to determine on no less than a quarterly basis the capital classification of each FHLBank. By letter dated March 13, 2024, the Director of the FHFA notified us that, based on financial information as of December 31, 2023, we met the definition of adequately capitalized under the Capital Rule.

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

Internal Minimum Capital Requirement in Excess of Regulatory Requirements

In an effort to provide protection for our capital base, we maintain an internal minimum capital requirement whereby the amount of paid-in capital stock and retained earnings (together, our actual regulatory capital) must be at least equal to the sum of 4 percent of our total assets plus an amount we measure as our risk exposure with 99 percent confidence using our economic capital model (together, our internal minimum capital requirement). As of March 31, 2024, this internal minimum capital requirement equaled $3.3 billion, which was satisfied by our actual regulatory capital of $3.8 billion.

Minimum Retained Earnings Target

At March 31, 2024, we had total retained earnings of $1.8 billion compared with our minimum retained earnings target of $700.0 million. We generally view our minimum retained earnings target as a floor for retained earnings rather than as a retained earnings limit and expect to continue to grow our retained earnings modestly even though we exceed the target.

For information on limitations on dividends, including limitations when we are under our minimum retained earnings target, see Part II — Item 5 — Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities in the 2023 Annual Report.

Repurchases of Excess Stock

We have the authority, but are not obliged, to repurchase excess stock, as discussed under Part I — Item 1 — Business — Capital Resources — Repurchase of Excess Stock in the 2023 Annual Report.

Table 18 - Capital Stock Requirements and Excess Capital Stock
(dollars in thousands)

	Membership Stock Investment Requirement	Activity-Based Stock Investment Requirement	Total Stock Investment Requirement (1)	Outstanding Class B Capital Stock (2)	Excess Class B Capital Stock
March 31, 2024	$346,107	$1,601,761	$1,947,888	$1,989,186	$41,298
December 31, 2023	335,004	1,666,987	2,002,011	2,048,536	46,525
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

Restricted Retained Earnings and the Joint Capital Agreement

At March 31, 2024, our total required contribution to the restricted retained earnings account was $613.8 million compared with the current restricted retained earnings account balance of $466.7 million.

Off-Balance-Sheet Arrangements

Our significant off-balance-sheet arrangements consist of the following:

•commitments that obligate us for additional advances;
•standby letters of credit;
•commitments for unused lines-of-credit advances; and
•unsettled COs.

Off-balance-sheet arrangements are more fully discussed in Part 1 — Item 1 — Financial Statements — Notes to the Financial Statements — Note 12 — Commitments and Contingencies.

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

Management considers these policies to be critical because they require us to make subjective and complex judgments about matters that are inherently uncertain. Management bases its judgment and estimates on current market conditions and industry practices, historical experience, changes in the business environment and other factors that it believes to be reasonable under the circumstances. Actual results could differ materially from these estimates under different assumptions and/or conditions. The Audit Committee of our board of directors has reviewed these estimates. The assumptions involved in applying these policies are discussed in Part II — Item 7 — Management's Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Estimates in the 2023 Annual Report.

As of March 31, 2024, we have not made any significant changes to the estimates and assumptions used in applying our critical accounting policies and estimates from those used to prepare our audited financial statements.

LEGISLATIVE AND REGULATORY DEVELOPMENTS

We summarize certain significant legislative and regulatory actions and related developments for the period covered by this report below.

FHFA’s Review and Analysis of the Federal Home Loan Bank System. On November 7, 2023, the FHFA issued a written report titled “FHLBank System at 100: Focusing on the Future,” presenting its review and analysis of the FHLBank System and the actions and recommendations that it plans to pursue in service of its vision for the future of the FHLBank System. The report focused on four broad themes regarding the FHLBank System: (1) its mission; (2) the stable and reliable liquidity it provides; (3) the housing and community development programs it offers; and (4) its operational efficiency, structure, and governance. The FHFA expects its initiative to continue as a multi-year, collaborative effort with the FHLBank System, their member institutions, and other stakeholders to address the recommended actions in the report and that it can implement the recommendations from the report through ongoing supervision, guidance, or rulemaking, as well as proposing statutory changes to Congress.

In April 2024, the FHFA provided an update on its plan to implement the report’s recommendations and announced key priorities for 2024. Among others, these priorities include (1) clarifying the FHLBank System mission; (2) aligning eligibility requirements for different types of FHLBank members; (3) streamlining requirements related to the Affordable Housing Program; and (4) strengthening FHLBank evaluation of member creditworthiness. The FHFA stated that it would maintain transparency and continue robust stakeholder engagement during the implementation process, including seeking input on FHLBank mission achievement and members’ connection to housing and community development.

The Bank continues to monitor the FHFA’s efforts to implement the recommendations from the report, and we are unable to predict what actions will ultimately result, the timing or extent of those actions, and the ultimate effect the actions will have on the Bank or the FHLBank System. We plan to continue engaging with the FHFA and other stakeholders in an effort to ensure that the FHLBank System remains well positioned to serve our members and their communities. For further discussion of the report, see, Part II — Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Legislative and Regulatory Developments in our 2023 Annual Report.

FHFA Final Rule on Fair Lending, Fair Housing, and Equitable Housing Finance Plans. On April 29, 2024, the FHFA released its final rule that specifies requirements related to FHLBank compliance with fair housing and fair lending laws and related regulations, including the Fair Housing Act, the Equal Credit Opportunity Act, and their implementing regulations, and prohibitions on unfair or deceptive acts or practices under the Federal Trade Commission Act. The final rule (1) addresses the enforcement authority of the FHFA; (2) articulates standards related to the FHLBank boards of directors oversight of fair housing, fair lending, and principles of equitable housing; and (3) requires each FHLBank to annually report actions it voluntarily takes to address barriers to sustainable housing opportunities for underserved communities (the “Equitable Housing Report Requirements”). The final rule becomes effective 60 days after the date that it is published in the Federal Register, except that the Equitable Housing Report Requirements will become effective on February 15, 2026. We continue to review the final rule and evaluate the impact it may have on our financial condition and results of operations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Sources and Types of Market and Interest-Rate Risk

Our balance sheet is comprised of different portfolios that require different market- and interest-rate-risk management strategies. The majority of our balance sheet is comprised of assets that can be funded individually or collectively without imposing significant residual interest-rate risk on ourselves. Sources and types of market and interest-rate risk are described in Part II — Item 7A — Quantitative and Qualitative Disclosures About Market Risk — Sources and Types of Market and Interest-Rate Risk in the 2023 Annual Report.

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
•the issuance of COs together with interest-rate swaps (either cleared if no optionality or uncleared if containing optionality) that receive a coupon rate that offsets the cost of the debt and any optionality embedded in the debt, thereby effectively creating a floating-rate liability;
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

Table 19 - Interest-Rate Risk Management
(dollars in thousands)

	Outstanding Par Value/Notional Balance as of
	March 31, 2024	December 31, 2023
Fixed-rate noncallable debt, not hedged by interest-rate swaps	$10,561,170	$10,286,735
Fixed-rate callable debt not hedged by interest-rate swaps	1,186,500	1,131,500
CO debt hedged by interest-rate-exchange agreements (1), including both fair-value hedge relationships and economic hedge relationships	25,462,493	26,662,140
Advances hedged by interest-rate-exchange agreements, including both fair-value hedge relationships and economic hedge relationships	13,548,006	12,624,180

Available-for-sale securities (non-MBS) hedged by interest-rate-exchange agreements	6,861,915	6,861,915
Available-for-sale securities (MBS) hedged by interest-rate-exchange agreements	5,577,782	5,529,245
Total hedged available-for-sale securities	12,439,697	12,391,160

Notional principal balance of forward starting interest-rate swaps hedging the anticipated future issuance of CO debt	1,391,000	1,391,000
_______________________
(1)    The amount for March 31, 2024, includes unsettled CO bonds with a par value of $35.0 million.

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

MVE is the net economic value of total assets and liabilities, including any derivative transactions. In contrast to the GAAP-based shareholders' equity account, MVE represents the shareholders' equity account in present-value terms. Specifically, MVE equals the difference between the estimated market value of our assets and the estimated market value of our liabilities, net of derivative transactions.

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
•the ratio of MVE to Par Stock subjected to a +/- 2 standard deviation basis shock of the overnight-index swap rate based on the federal funds effective rate (Federal Funds-OIS), SOFR, Treasury and CO curves;
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

We maintain limits and management action triggers in connection with some of the foregoing metrics. Those limits, management action triggers, and the foregoing market and interest-rate risk metrics are more fully discussed under Part II — Item 7A — Quantitative and Qualitative Disclosures About Market Risk — Measurement of Market and Interest-Rate Risk and Related Policy Constraints in the 2023 Annual Report.

Table 20 - Interest-Rate / Market-Rate Risk Metrics

	March 31, 2024	December 31, 2023	Target, Limit or Management Action Trigger
MVE	$3.4 billion	$3.5 billion	None
MVE/BVE	96%	99%	None
MVE/Par Stock	173%	170%	Maintain above 130% (management action trigger) and 125% (limit)
Economic Capital Ratio	5.1%	5.2%	Maintain above 4.5% (management action trigger) and 4.0% (limit)
MVE/Par Stock			Maintain above 125% under a +/- 2 standard deviation shock of historically determined basis changes of the SOFR, Federal Funds-OIS, Treasury, and CO yield curves (management action trigger)
+ 2 standard deviation shock	162%	161%
- 2 standard deviation shock	182%	179%
VaR	12.0% of MVE	11.0% of MVE	Management action trigger invoked when VaR exceeds 12% of MVE
Duration of Equity (1)	+1.38 years	+0.75 years	Maintain between +/- 3.5 years (management action trigger) and +/- 4.0 years (limit)
MVE Sensitivity: (1)
Down 200 basis point parallel rate shock	1.9%	0.7%	Maintain above -10% (management action trigger) and -15% (limit)
Up 200 basis point parallel rate shock	(3.8)%	(2.4)%
Duration Gap (1)	+0.85 months	+0.46 months	None
_______________________
(1)    Metrics for measuring against the management action triggers and limits are calculated using a methodology which does not constrain interest rates to a minimum of zero percent. Additional metrics are calculated in accordance with guidance from the FHFA, which requires that we constrain projected future interest rates and discounting yields to a minimum of zero percent. Due to the significant increase in interest rates for the periods ended March 31, 2024, and December 31, 2023, the results of the constrained and unconstrained metrics were the same.

Value at Risk. VaR, which measures the potential change in our MVE, is based on a set of stress scenarios using historically based interest-rate, volatility and OAS movements starting at the most recent month-end and going back monthly to 1998. For risk-based capital purposes and compliance with our internal management action trigger, VaR is reported as the average of the five worst scenarios.

The table below presents the VaR estimate as of March 31, 2024, and December 31, 2023, and represents the estimates of potential reduction to our MVE from potential future changes in interest rates and other market factors, as described above. Estimated potential market value loss exposures are expressed as a percentage of the current MVE. The table is intended to represent a statistically based range of VaR exposures.

Table 21 - Value-at-Risk
(dollars in millions)

	Value-at-Risk (Gain) Loss Exposure
	March 31, 2024		December 31, 2023
Confidence Level	% of MVE (1)	Amount	% of MVE (1)	Amount
50%	7.21%	$247.7	6.91%	$241.3
75%	8.55	293.9	7.97	278.4
95%	10.70	367.6	9.34	326.1
99%	11.54	396.5	10.68	373.0

Average of five worst scenarios - as of period end	12.00	412.5	10.95	382.5
_____________________________

(1)    Loss exposure is expressed as a percentage of base MVE.

In certain months during 2024 and 2023 we exceeded our VaR management action trigger. For example, as of February 29, 2024, our VaR measured 12.18 percent of the base case MVE, which exceeded our management action trigger of 12 percent. The VaR calculation is based on a combination of interest rate, volatility and OAS shocks provided by the FHFA for establishment of the market risk component of our risk-based capital requirement. Beginning in the second quarter of 2023, the OAS shocks as provided by the FHFA were significantly increased from prior periods, which resulted in an increased VaR absent an equivalent change in the composition of the balance sheet or exposures as measured by other market risk metrics. The higher OAS shocks are a result of changes made by the FHFA to the assumption underlying this calculation in connection with the cessation of LIBOR in 2023. The potential exists for the FHFA to further change the OAS, interest rate and volatility shocks in the future. Management of the Bank decided to not take any action because the OAS shocks are limited to only assets and we believe that capital levels are sufficient relative to the metric.

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

Management has put in place management action triggers whereby senior management is explicitly informed of instances where our projected return on capital stock (ROCS) falls below the average yield on SOFR plus our current dividend spread over a twelve-month horizon in a variety of interest-rate shock scenarios limited to +/- 200 basis points and a +/- 2 standard deviation historically based immediate shock to basis spreads followed by an incremental reversion to current levels over 12 months. Our ROCS spread to SOFR remained above this management action trigger minimum during 2024. The results of this analysis for March 31, 2024, showed that in the base case our ROCS was 743 basis points over SOFR, and in the worst case modeled, the down 200 basis points scenario, our ROCS fell 167 basis points to 576 basis points over SOFR. For December 31, 2023, the results of this analysis showed in the base case our ROCS was 671 basis points over SOFR, and in the worst case modeled, the down 200 basis point scenario, our ROCS fell 224 basis points to 447 basis points over SOFR.

Certain Market and Interest-Rate Risk Metrics under Potential Interest-Rate Scenarios

We also monitor the sensitivities of MVE and the duration of equity to potential interest-rate scenarios. The following table presents certain market and interest-rate risk metrics under different interest-rate scenarios.

Table 22 - Market and Interest-Rate Risk Metrics
(dollars in millions)

	March 31, 2024
	Down 300(1)	Down 200(1)	Down 100(1)	Base	Up 100	Up 200	Up 300
MVE	$3,513	$3,501	$3,477	$3,437	$3,380	$3,308	$3,229
Percent change in MVE from base	2.2%	1.9%	1.2%	—%	(1.7)%	(3.8)%	(6.1)%
MVE/BVE	98%	98%	97%	96%	95%	93%	90%
MVE/Par Stock	177%	176%	175%	173%	170%	166%	162%
Duration of Equity	+0.40 years	+0.48 years	+0.92 years	+1.38 years	+1.95 years	+2.28 years	+2.44 years
Return on Capital Stock less SOFR	4.77%	5.76%	6.72%	7.43%	7.97%	8.61%	9.11%
Net income percent change from base	(45.51)%	(29.47)%	(13.71)%	—%	12.29%	25.44%	37.26%

	December 31, 2023
	Down 300(1)	Down 200(1)	Down 100(1)	Base	Up 100	Up 200	Up 300
MVE	$3,522	$3,518	$3,511	$3,492	$3,459	$3,408	$3,347
Percent change in MVE from base	0.9%	0.7%	0.5%	—%	(0.9)%	(2.4)%	(4.2)%
MVE/BVE	99%	99%	99%	99%	98%	96%	94%
MVE/Par Stock	172%	172%	171%	170%	169%	166%	163%
Duration of Equity	+0.11 years	+0.12 years	+0.38 years	+0.75 years	+1.19 years	+1.65 years	+1.81 years
Return on Capital Stock less SOFR	3.28%	4.47%	5.69%	6.71%	7.84%	8.66%	9.42%
Net income percent change from base	(56.49)%	(37.14)%	(17.69)%	—%	18.74%	34.55%	49.88%
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

Our management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures, with the participation of the president and chief executive officer and chief financial officer, as of March 31, 2024. Based on that evaluation, our president and chief executive officer and chief financial officer have concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of March 31, 2024.

Changes in Internal Control over Financial Reporting

During the quarter ended March 31, 2024, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, we are subject to various legal proceedings arising in the normal course of business. After consultation with legal counsel, we do not anticipate that the ultimate liability, if any, arising out of these matters will have a material adverse effect on our financial condition or results of operations.

ITEM 1A. RISK FACTORS

In addition to the information presented in this report, readers should carefully consider the risk factors set forth in the 2023 Annual Report, which could materially impact our business, financial condition, or future results. These risks are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem immaterial may also materially impact us.

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

Date	FEDERAL HOME LOAN BANK OF BOSTON (Registrant)
May 10, 2024	By:	/s/	Timothy J. Barrett
Timothy J. Barrett President and Chief Executive Officer
May 10, 2024	By:	/s/	Frank Nitkiewicz
Frank Nitkiewicz Executive Vice President, Chief Operating Officer and Chief Financial Officer