Form 10-Q
period 2024-06-30
Federal Home Loan Bank of Boston
filed 2024-08-13
CIK 1331463

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
OR
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

Shares outstanding as of July 31, 2024 (in thousands)
Class B Stock, par value	$100	20,086

FEDERAL HOME LOAN BANK OF BOSTON
Form 10-Q

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

FEDERAL HOME LOAN BANK OF BOSTON STATEMENTS OF CONDITION (dollars and shares in thousands, except par value) (unaudited)
	June 30, 2024	December 31, 2023
ASSETS
Cash and due from banks	$50,096	$53,412
Interest-bearing deposits	1,915,870	1,643,587
Securities purchased under agreements to resell	1,250,000	1,600,000
Federal funds sold	2,561,000	2,500,000
Investment securities:
Trading securities	1,557	1,395
Available-for-sale securities (amortized cost of $16,976,681 and $15,684,997 at June 30, 2024 and December 31, 2023, respectively)	16,637,900	15,343,745
Held-to-maturity securities (a)	70,252	78,905
Total investment securities	16,709,709	15,424,045
Advances	42,294,369	41,958,583
Mortgage loans held for portfolio, net of allowance for credit losses of $2,200 and $2,000 at June 30, 2024 and December 31, 2023, respectively	3,345,541	3,059,331
Accrued interest receivable	221,447	185,709
Derivative assets, net	340,262	383,073
Other assets	81,084	334,534
Total Assets	$68,769,378	$67,142,274
LIABILITIES
Deposits
Interest-bearing	$862,207	$896,005
Non-interest-bearing	28,930	26,874
Total deposits	891,137	922,879
Consolidated obligations (COs):
Bonds	42,651,455	40,248,743
Discount notes	21,040,550	22,000,546
Total consolidated obligations	63,692,005	62,249,289
Mandatorily redeemable capital stock	5,085	6,083
Accrued interest payable	319,635	269,517
Affordable Housing Program (AHP) payable	97,040	87,164
Derivative liabilities, net	754	3,017
Other liabilities	81,756	65,711
Total liabilities	65,087,412	63,603,660
Commitments and contingencies (Note 12)
CAPITAL
Capital stock – Class B – putable ($100 par value), 20,943 shares and 20,425 shares issued and outstanding at June 30, 2024 and December 31, 2023, respectively	2,094,276	2,042,453
Retained earnings:
Unrestricted	1,375,438	1,339,546
Restricted	480,759	451,154
Total retained earnings	1,856,197	1,790,700
Accumulated other comprehensive loss	(268,507)	(294,539)
Total capital	3,681,966	3,538,614
Total Liabilities and Capital	$68,769,378	$67,142,274
_______________________________________
(a)    Fair values of held-to-maturity securities were $70,032 and $78,478 at June 30, 2024, and December 31, 2023, respectively.

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF BOSTON STATEMENTS OF OPERATIONS (dollars in thousands) (unaudited)
	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
INTEREST INCOME
Advances	$552,175	$599,883	$1,080,672	$1,101,089
Prepayment fees on advances, net	58	39	107	448
Interest-bearing deposits	37,286	34,900	73,612	67,502
Securities purchased under agreements to resell	17,872	32,524	32,183	58,205
Federal funds sold	53,922	37,900	103,140	90,845
Investment securities:
Trading securities	19	18	37	35
Available-for-sale securities	239,788	208,695	472,959	376,375
Held-to-maturity securities	1,087	1,126	2,213	2,188
Total investment securities	240,894	209,839	475,209	378,598
Mortgage loans held for portfolio	31,124	21,712	59,711	42,900
Other	—	297	—	431
Total interest income	933,331	937,094	1,824,634	1,740,018
INTEREST EXPENSE
Consolidated obligations:
Bonds	534,895	493,996	1,042,031	872,090
Discount notes	280,540	324,842	545,143	661,525
Total consolidated obligations	815,435	818,838	1,587,174	1,533,615
Deposits	9,527	8,405	19,104	14,437
Mandatorily redeemable capital stock	106	104	233	296
Other borrowings	8	120	26	122
Total interest expense	825,076	827,467	1,606,537	1,548,470
NET INTEREST INCOME	108,255	109,627	218,097	191,548
(Reduction of) provision for credit losses	(400)	(1)	200	93
NET INTEREST INCOME AFTER (REDUCTION OF) PROVISION FOR CREDIT LOSSES	108,655	109,628	217,897	191,455
OTHER INCOME (LOSS)
Service fees	3,064	3,475	6,057	7,208
Other, net	148	165	(237)	796
Total other income	3,212	3,640	5,820	8,004
OTHER EXPENSE
Compensation and benefits	12,047	10,746	24,635	21,958
Other operating expenses	7,269	7,007	14,361	13,877
Federal Housing Finance Agency (the FHFA)	1,190	1,652	2,379	3,305
Office of Finance	1,133	978	2,207	2,068
AHP voluntary contribution	1,345	2,000	1,345	2,000
Discretionary housing and community investment programs	9,802	2,480	12,106	3,252
Other	1,092	1,095	2,185	2,127
Total other expense	33,878	25,958	59,218	48,587
INCOME BEFORE ASSESSMENTS	77,989	87,310	164,499	150,872
AHP assessments	7,809	8,742	16,473	15,117
NET INCOME	$70,180	$78,568	$148,026	$135,755

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF BOSTON STATEMENTS OF COMPREHENSIVE INCOME (dollars in thousands) (unaudited)
	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
Net income	$70,180	$78,568	$148,026	$135,755
Other comprehensive income:
Net unrealized (losses) gains on available-for-sale securities	(30,460)	(450)	2,471	10,204
Net unrealized gains relating to hedging activities	5,016	15,419	23,712	4,791
Pension and postretirement benefits	(151)	(255)	(151)	(255)
Total other comprehensive (loss) income	(25,595)	14,714	26,032	14,740
Comprehensive income	$44,585	$93,282	$174,058	$150,495

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF BOSTON STATEMENTS OF CAPITAL THREE AND SIX MONTHS ENDED JUNE 30, 2024 and 2023 (dollars and shares in thousands) (unaudited)

	Capital Stock Class B – Putable		Retained Earnings			Accumulated Other Comprehensive Loss
	Shares	Par Value	Unrestricted	Restricted	Total		Total Capital
BALANCE, MARCH 31, 2023	24,044	$2,404,394	$1,305,619	$411,133	$1,716,752	$(306,399)	$3,814,747
Comprehensive income			62,855	15,713	78,568	14,714	93,282
Proceeds from issuance of capital stock	10,818	1,081,798					1,081,798
Repurchase of capital stock	(14,799)	(1,479,865)					(1,479,865)
Stock reclassified to mandatorily redeemable capital stock	(3)	(281)					(281)
Cash dividends on capital stock			(39,829)		(39,829)		(39,829)
BALANCE, JUNE 30, 2023	20,060	$2,006,046	$1,328,645	$426,846	$1,755,491	$(291,685)	$3,469,852

BALANCE, MARCH 31, 2024	19,831	$1,983,103	$1,360,373	$466,723	$1,827,096	$(242,912)	$3,567,287
Comprehensive income (loss)			56,144	14,036	70,180	(25,595)	44,585
Proceeds from issuance of capital stock	7,841	784,148					784,148
Repurchase of capital stock	(6,729)	(672,975)					(672,975)
Cash dividends on capital stock			(41,079)		(41,079)		(41,079)
BALANCE, JUNE 30, 2024	20,943	$2,094,276	$1,375,438	$480,759	$1,856,197	$(268,507)	$3,681,966

BALANCE, DECEMBER 31, 2022	20,312	$2,031,178	$1,290,873	$399,695	$1,690,568	$(306,425)	$3,415,321
Comprehensive income			108,604	27,151	135,755	14,740	150,495
Proceeds from issuance of capital stock	27,627	2,762,692					2,762,692
Repurchase of capital stock	(27,876)	(2,787,543)					(2,787,543)
Stock reclassified to mandatorily redeemable capital stock	(3)	(281)					(281)
Cash dividends on capital stock			(70,832)		(70,832)		(70,832)
BALANCE, JUNE 30, 2023	20,060	$2,006,046	$1,328,645	$426,846	$1,755,491	$(291,685)	$3,469,852

BALANCE, DECEMBER 31, 2023	20,425	$2,042,453	$1,339,546	$451,154	$1,790,700	$(294,539)	$3,538,614
Comprehensive income			118,421	29,605	148,026	26,032	174,058
Proceeds from issuance of capital stock	14,024	1,402,457					1,402,457
Repurchase of capital stock	(13,506)	(1,350,634)					(1,350,634)
Cash dividends on capital stock			(82,529)		(82,529)		(82,529)
BALANCE, JUNE 30, 2024	20,943	$2,094,276	$1,375,438	$480,759	$1,856,197	$(268,507)	$3,681,966

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF BOSTON STATEMENTS OF CASH FLOWS (dollars in thousands) (unaudited)
	For the Six Months Ended June 30,
	2024	2023
OPERATING ACTIVITIES
Net income	$148,026	$135,755
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9,817	37,464
Provision for credit losses	200	93
Net change in derivatives and hedging activities	116,874	(33,770)
Other adjustments, net	2,240	3,716
Net change in:
Market value of trading securities	(161)	(49)
Accrued interest receivable	(35,738)	(33,768)
Other assets	4,541	(1,297)
Accrued interest payable	50,131	149,771
Other liabilities	25,172	10,321
Total adjustments	173,076	132,481
Net cash provided by operating activities	321,102	268,236

INVESTING ACTIVITIES
Net change in:
Interest-bearing deposits	(130,741)	(98,124)
Securities purchased under agreements to resell	350,000	—
Federal funds sold	(61,000)	(297,000)
Loans to other FHLBanks	—	(200,000)
Advances to members	(417,577)	1,333,988
Available-for-sale securities:
Proceeds	499,818	160,276
Purchases	(1,626,434)	(820,961)
Held-to-maturity securities:
Proceeds	8,397	10,918
Mortgage loans held for portfolio:
Proceeds	129,040	109,277
Purchases	(418,556)	(160,759)
Other investing activities, net	(899)	(4,265)
Net cash (used in) provided by investing activities	(1,667,952)	33,350

FEDERAL HOME LOAN BANK OF BOSTON STATEMENTS OF CASH FLOWS — (Continued) (dollars in thousands) (unaudited)
	For the Six Months Ended June 30,
	2024	2023
FINANCING ACTIVITIES
Net change in deposits	(27,351)	370,356
Net payments on derivatives with a financing element	22,212	7,202
Net proceeds from issuance of consolidated obligations:
Discount notes	53,767,706	75,735,199
Discount notes transferred from other FHLBanks	6,366	—
Bonds	15,166,320	23,979,780
Payments for maturing and retiring consolidated obligations:
Discount notes	(54,757,912)	(85,311,668)
Discount notes transferred to other FHLBanks	(4,867)	—
Bonds	(12,797,215)	(14,739,385)
Payment of financing lease	(21)	(22)
Proceeds from issuance of capital stock	1,402,457	2,762,692
Payments for repurchase of capital stock	(1,350,634)	(2,787,543)
Payments for redemption of mandatorily redeemable capital stock	(998)	(5,268)
Cash dividends paid	(82,529)	(70,832)
Net cash provided by (used in) financing activities	1,343,534	(59,489)
Net (decrease) increase in cash and due from banks	(3,316)	242,097
Cash and due from banks at beginning of the period	53,412	7,593
Cash and due from banks at end of the period	$50,096	$249,690
Supplemental disclosures:
Interest paid	$1,523,783	$1,368,888
AHP payments	$7,600	$6,115
Noncash transfers of mortgage loans held for portfolio to other assets	$192	$92
Noncash lease liabilities arising from obtaining right-of-use assets	$—	$26,314

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

Note 2 — Investments

Interest-Bearing Deposits, Securities Purchased under Agreements to Resell, and Federal Funds Sold

We invest in interest-bearing deposits, securities purchased under agreements to resell, and federal funds sold to provide short-term liquidity. These investments are generally transacted with counterparties that have received, or whose guarantors have received, a credit rating of triple-B or greater (investment grade) by a nationally recognized statistical rating organization (NRSRO), or the equivalent. At June 30, 2024, and December 31, 2023, none of these investments were made to counterparties or, if applicable, guaranteed by entities rated below single-A.

Securities purchased under agreements to resell are short-term and are structured such that they are evaluated daily to determine if the market value of the underlying securities decreases below the market value required as collateral (i.e. subject to collateral maintenance provisions). If so, the counterparty must place an amount of additional securities as collateral or remit an equivalent amount of cash sufficient to comply with collateral maintenance provisions, generally by the next business day. Based upon the collateral held as security and collateral maintenance provisions with our counterparties, we determined that no allowance for credit losses was needed for our securities purchased under agreements to resell at June 30, 2024, and December 31, 2023.

Federal funds sold are unsecured loans that are transacted on an overnight term or short-term basis. Federal Housing Finance Agency (FHFA) regulations include a limit on the amount of unsecured credit we may extend to a counterparty. All investments in interest-bearing deposits and federal funds sold outstanding as of June 30, 2024, and December 31, 2023, have been repaid according to the contractual terms. No allowance for credit losses was recorded for these assets at June 30, 2024, and December 31, 2023.

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

Trading Securities

Table 2.1 - Trading Securities by Major Security Type
(dollars in thousands)

	June 30, 2024	December 31, 2023
Corporate bonds	$1,557	$1,395

For the six months ended June 30, 2024 and 2023, net gains on trading securities held at period end were $161 thousand and $49 thousand, respectively.

We do not participate in speculative trading practices and typically hold these investments for longer periods of time.

Available-for-sale Securities

Table 2.2 - Available-for-Sale Securities by Major Security Type
(dollars in thousands)

	June 30, 2024
		Amounts Recorded in Accumulated Other Comprehensive Income
	Amortized Cost (1)	Unrealized Gains	Unrealized Losses	Fair Value
U.S. Treasury obligations	$5,677,748	$730	$(8,463)	$5,670,015
State housing-finance-agency obligations (HFA securities)	21,460	1	(287)	21,174
Supranational institutions	341,305	17	(2,583)	338,739
U.S. government-owned corporations	240,758	—	(14,618)	226,140
GSE	99,744	—	(3,652)	96,092
	6,381,015	748	(29,603)	6,352,160
MBS
U.S. government guaranteed – single-family	222,599	514	(2,406)	220,707
U.S. government guaranteed – multifamily	516,265	—	(47,185)	469,080
GSE – single-family	2,209,589	1,618	(57,914)	2,153,293
GSE – multifamily	7,647,213	7,100	(211,653)	7,442,660
	10,595,666	9,232	(319,158)	10,285,740
Total	$16,976,681	$9,980	$(348,761)	$16,637,900

	December 31, 2023
		Amounts Recorded in Accumulated Other Comprehensive Income
	Amortized Cost (1)	Unrealized Gains	Unrealized Losses	Fair Value
U.S. Treasury obligations	$5,684,157	$122	$(19,827)	$5,664,452
HFA securities	22,430	—	(625)	21,805
Supranational institutions	350,282	3	(3,910)	346,375
U.S. government-owned corporations	252,585	—	(17,394)	235,191
GSE	104,015	—	(4,594)	99,421
	6,413,469	125	(46,350)	6,367,244
MBS
U.S. government guaranteed – single-family	16,854	—	(2,421)	14,433
U.S. government guaranteed – multifamily	521,203	—	(43,527)	477,676
GSE – single-family	954,298	1,665	(51,507)	904,456
GSE – multifamily	7,779,173	3,517	(202,754)	7,579,936
	9,271,528	5,182	(300,209)	8,976,501
Total	$15,684,997	$5,307	$(346,559)	$15,343,745
_______________________
(1)    Amortized cost of available-for-sale securities includes adjustments made to the cost basis of an investment for accretion, amortization, collection of cash, and fair-value hedge accounting adjustments. Amortized cost excludes accrued interest receivable of $47.6 million and $46.7 million at June 30, 2024, and December 31, 2023, respectively.

Table 2.3 - Available-for-Sale Securities in a Continuous Unrealized Loss Position
(dollars in thousands)

	June 30, 2024
	Continuous Unrealized Loss Less than 12 Months		Continuous Unrealized Loss 12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury obligations	$455,155	$(279)	$3,078,271	$(8,184)	$3,533,426	$(8,463)
HFA securities	—	—	13,533	(287)	13,533	(287)
Supranational institutions	80,921	(79)	245,439	(2,504)	326,360	(2,583)
U.S. government-owned corporations	—	—	226,140	(14,618)	226,140	(14,618)
GSE	—	—	96,092	(3,652)	96,092	(3,652)
	536,076	(358)	3,659,475	(29,245)	4,195,551	(29,603)
MBS
U.S. government guaranteed – single-family	—	—	13,763	(2,406)	13,763	(2,406)
U.S. government guaranteed – multifamily	—	—	469,080	(47,185)	469,080	(47,185)
GSE – single-family	677,614	(1,147)	609,507	(56,767)	1,287,121	(57,914)
GSE – multifamily	669,126	(4,224)	5,100,348	(207,429)	5,769,474	(211,653)
	1,346,740	(5,371)	6,192,698	(313,787)	7,539,438	(319,158)
Total	$1,882,816	$(5,729)	$9,852,173	$(343,032)	$11,734,989	$(348,761)

	December 31, 2023
	Continuous Unrealized Loss Less than 12 Months		Continuous Unrealized Loss 12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury obligations	$1,865,124	$(1,405)	$3,319,996	$(18,422)	$5,185,120	$(19,827)
HFA securities	—	—	21,805	(625)	21,805	(625)
Supranational institutions	82,354	(188)	251,452	(3,722)	333,806	(3,910)
U.S. government-owned corporations	—	—	235,191	(17,394)	235,191	(17,394)
GSE	—	—	99,421	(4,594)	99,421	(4,594)
	1,947,478	(1,593)	3,927,865	(44,757)	5,875,343	(46,350)
MBS
U.S. government guaranteed – single-family	—	—	14,433	(2,421)	14,433	(2,421)
U.S. government guaranteed – multifamily	—	—	477,676	(43,527)	477,676	(43,527)
GSE – single-family	55,457	(117)	616,857	(51,390)	672,314	(51,507)
GSE – multifamily	1,238,598	(2,993)	5,299,421	(199,761)	6,538,019	(202,754)
	1,294,055	(3,110)	6,408,387	(297,099)	7,702,442	(300,209)
Total	$3,241,533	$(4,703)	$10,336,252	$(341,856)	$13,577,785	$(346,559)

Table 2.4 - Available-for-Sale Securities by Contractual Maturity
(dollars in thousands)

	June 30, 2024		December 31, 2023
Year of Maturity	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$509,571	$509,505	$13,820	$13,210
Due after one year through five years	5,569,191	5,558,592	6,082,462	6,058,571
Due after five years through 10 years	—	—	—	—
Due after 10 years	302,253	284,063	317,187	295,463
	6,381,015	6,352,160	6,413,469	6,367,244
MBS (1)	10,595,666	10,285,740	9,271,528	8,976,501
Total	$16,976,681	$16,637,900	$15,684,997	$15,343,745
_______________________
(1)    MBS are not presented by contractual maturity because their expected maturities will likely differ from contractual maturities since borrowers of the underlying loans may have the right to call or prepay obligations with or without call or prepayment fees.

Held-to-Maturity Securities

Table 2.5 - Held-to-Maturity Securities by Major Security Type
(dollars in thousands)

	June 30, 2024
	Amortized Cost(1)	Gross Unrecognized Holding Gains	Gross Unrecognized Holding Losses	Fair Value
MBS
U.S. government guaranteed – single-family	$2,954	$15	$—	$2,969
GSE – single-family	67,298	450	(685)	67,063
Total	$70,252	$465	$(685)	$70,032

	December 31, 2023
	Amortized Cost(1)	Gross Unrecognized Holding Gains	Gross Unrecognized Holding Losses	Fair Value
MBS
U.S. government guaranteed – single-family	$3,123	$19	$—	$3,142
GSE – single-family	75,782	366	(812)	75,336
Total	$78,905	$385	$(812)	$78,478
_______________________
(1)    Amortized cost of held-to-maturity securities includes adjustments made to the cost basis of an investment for accretion, amortization, and collection of cash. Amortized cost excludes accrued interest receivable of $403 thousand and $399 thousand at June 30, 2024, and December 31, 2023, respectively.

Allowance for Credit Losses on Available-for-Sale Securities and Held-to-Maturity Securities

We evaluate available-for-sale and held-to-maturity investment securities for credit losses on a quarterly basis. Our available-for-sale and held-to-maturity securities are principally debt securities of the U.S. Treasury, GSEs, U.S. government-owned corporations, supranational institutions, state housing finance agency obligations, and MBS issued by Government National Mortgage Association (Ginnie Mae), Federal Home Loan Mortgage Corporation (Freddie Mac), and Federal National Mortgage Association (Fannie Mae) that are backed by single-family or multifamily mortgage loans. We only purchase investment-grade securities. At June 30, 2024, and December 31, 2023, all available-for-sale securities and held-to-maturity securities were rated double-A, or above, by an NRSRO, based on the lowest long-term credit rating for each security.

We evaluate individual available-for-sale securities for impairment by comparing the security’s fair value to its amortized cost. Impairment may exist when the fair value of the investment is less than its amortized cost (i.e. in an unrealized loss position). At June 30, 2024, and December 31, 2023, certain available-for-sale securities were in an unrealized loss position. These losses are considered temporary as we expect to recover the entire amortized cost basis on these available-for-sale investment securities and we neither intend to sell these securities nor do we consider it more likely than not that we will be required to sell these securities before the anticipated recovery of each security's remaining amortized cost basis. Further, we have not experienced any material payment defaults on the instruments.

We evaluate held-to-maturity securities for impairment on a collective or pooled basis unless an individual assessment is deemed necessary because the securities do not possess similar risk characteristics. We have not experienced and do not anticipate any payment defaults on these securities.

Based on our assessment of the credit worthiness of the issuers or guarantors, no allowance for credit losses was recorded on available-for-sale securities or held-to-maturity securities at June 30, 2024, and December 31, 2023.

Note 3 — Advances

General Terms. At both June 30, 2024, and December 31, 2023, we had advances outstanding with interest rates ranging from 0.00 percent to 6.23 percent.

Table 3.1 - Advances Outstanding by Year of Contractual Maturity
(dollars in thousands)

	June 30, 2024		December 31, 2023
	Amount	Weighted Average Rate	Amount	Weighted Average Rate
Overdrawn demand-deposit accounts	$2,503	5.74%	$5,909	5.76%
Due in one year or less	25,724,395	5.23	21,829,742	5.25
Due after one year through two years	5,446,814	4.01	9,069,939	4.53
Due after two years through three years	3,556,623	4.38	3,306,934	4.02
Due after three years through four years	2,907,930	3.67	2,295,317	4.37
Due after four years through five years	2,937,499	3.81	3,905,361	3.52
Due after five years through fifteen years	1,862,048	3.40	1,601,794	3.26
Thereafter	46,421	1.74	51,660	1.72
Total par value	42,484,233	4.72%	42,066,656	4.71%
Discounts	(36,316)		(37,289)
Fair value of bifurcated derivatives (1)	—		790
Fair value hedging adjustments	(153,548)		(71,574)
Total (2)	$42,294,369		$41,958,583
_________________________
(1)    At December 31, 2023, we had certain advances with embedded features that met the requirements to be separated from the host contract and designated those embedded features as stand-alone derivatives.
(2)    Excludes accrued interest receivable of $147.8 million and $115.0 million at June 30, 2024, and December 31, 2023, respectively.

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

Table 3.2 - Advances Outstanding by Year of Contractual Maturity or Next Call Date
(dollars in thousands)

	June 30, 2024	December 31, 2023
Overdrawn demand-deposit accounts	$2,503	$5,909
Due in one year or less	27,314,192	26,546,662
Due after one year through two years	4,927,270	5,272,439
Due after two years through three years	2,657,991	2,989,434
Due after three years through four years	2,872,336	1,711,697
Due after four years through five years	2,869,543	3,887,061
Due after five years through fifteen years	1,793,977	1,601,794
Thereafter	46,421	51,660
Total par value	$42,484,233	$42,066,656

We currently hold putable advances that provide us with the right to require repayment prior to maturity of the advance (and thereby extinguish the advance) on predetermined exercise dates (put dates). Generally, we would exercise the put options when interest rates increase relative to contractual rates.

Table 3.3 - Advances Outstanding by Year of Contractual Maturity or Next Put Date
(dollars in thousands)

	June 30, 2024	December 31, 2023
Overdrawn demand-deposit accounts	$2,503	$5,909
Due in one year or less	32,134,266	27,338,812
Due after one year through two years	4,508,514	8,472,939
Due after two years through three years	2,072,552	1,996,364
Due after three years through four years	1,888,430	1,447,317
Due after four years through five years	1,016,999	1,955,361
Due after five years through fifteen years	814,548	798,294
Thereafter	46,421	51,660
Total par value	$42,484,233	$42,066,656

Table 3.4 - Advances by Current Interest Rate Terms
(dollars in thousands)

	June 30, 2024	December 31, 2023
Fixed-rate	$37,124,386	$36,330,552
Variable-rate	5,359,847	5,736,104
Total par value	$42,484,233	$42,066,656

Credit Risk Exposure and Security Terms. Our advances are primarily made to our members, including commercial banks, insurance companies, savings institutions, and credit unions. We manage our credit exposure to secured member credit products through an integrated approach that generally includes credit limits for borrowers based on ongoing reviews of each borrower's financial condition, the amount and value of available collateral, and collateral and lending policies that are intended to limit risk of loss while balancing borrowers' needs for a reliable source of funding. For additional information on credit risk exposure and security terms see Part II — Item 8 — Financial Statements and Supplementary Data — Note 6 — Advances in the 2023 Annual Report.

The Bank’s decision to lend is based principally on our analysis of each borrower’s financial condition and outlook, though we consider the types and level of collateral as additional factors. At June 30, 2024, and December 31, 2023, we had rights to collateral, on a borrower-by-borrower basis, with an estimated value greater than our outstanding extensions of credit.

We continue to evaluate and make changes to our collateral guidelines based on market conditions. At June 30, 2024, and December 31, 2023, none of our advances were past due, on nonaccrual status, or considered impaired. In addition, there were no modifications for borrowers experiencing financial difficulties related to advances during the six months ended June 30, 2024 and 2023.

Based upon the collateral held as security, our credit extension and collateral policies, management's credit analysis, and the repayment history on advances, we have not recorded any allowance for credit losses on our advances at June 30, 2024, and December 31, 2023.

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

Table 4.1 - Mortgage Loans Held for Portfolio
(dollars in thousands)

	June 30, 2024	December 31, 2023
Real estate
Fixed-rate 15-year single-family mortgages	$175,221	$192,104
Fixed-rate 20- and 30-year single-family mortgages	3,132,781	2,831,319
Premiums	42,416	39,990
Discounts	(2,290)	(2,222)
Deferred derivative gains, net	(387)	140
Total mortgage loans held for portfolio(1)	3,347,741	3,061,331
Less: allowance for credit losses	(2,200)	(2,000)
Total mortgage loans, net of allowance for credit losses	$3,345,541	$3,059,331
________________________
(1)    Excludes accrued interest receivable of $19.9 million and $17.8 million at June 30, 2024, and December 31, 2023, respectively.

Table 4.2 - Mortgage Loans Held for Portfolio by Collateral/Guarantee Type
(dollars in thousands)

	June 30, 2024	December 31, 2023
Conventional mortgage loans	$3,167,513	$2,877,109
Government mortgage loans	140,489	146,314
Total par value	$3,308,002	$3,023,423

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

Payment Status of Mortgage Loans. Payment status is a key credit quality indicator for conventional mortgage loans and allows us to monitor borrower performance. A past due loan is one for which the borrower has failed to make a full payment of principal and interest within 30 days of its due date. Other delinquency statistics include nonaccrual loans and loans in process of foreclosure. Tables 4.3 and 4.4 present the payment status for conventional mortgage loans and other delinquency statistics for all mortgage loans at June 30, 2024, and December 31, 2023.

Table 4.3 - Credit Quality Indicator for Conventional Mortgage Loans
(dollars in thousands)

	June 30, 2024
	Year of Origination
Payment Status at Amortized Cost(1)	Prior to 2020	2020 to 2024	Total
Past due 30-59 days delinquent	$11,857	$4,665	$16,522
Past due 60-89 days delinquent	3,577	609	4,186
Past due 90 days or more delinquent	4,965	856	5,821
Total past due	20,399	6,130	26,529
Total current loans	1,365,351	1,812,886	3,178,237
Total conventional mortgage loans	$1,385,750	$1,819,016	$3,204,766

	December 31, 2023
	Year of Origination
Payment Status at Amortized Cost(1)	Prior to 2019	2019 to 2023	Total
Past due 30-59 days delinquent	$9,392	$5,630	$15,022
Past due 60-89 days delinquent	3,068	1,694	4,762
Past due 90 days or more delinquent	6,841	889	7,730
Total past due	19,301	8,213	27,514
Total current loans	1,169,734	1,715,134	2,884,868
Total conventional mortgage loans	$1,189,035	$1,723,347	$2,912,382
_________________________
(1)    Amortized cost excludes accrued interest receivable.

Table 4.4 - Other Delinquency Statistics of Mortgage Loans
(dollars in thousands)

	June 30, 2024
	Amortized Cost in Conventional Mortgage Loans	Amortized Cost in Government Mortgage Loans	Total
In process of foreclosure (1)	$855	$1,133	$1,988
Serious delinquency rate (2)	0.19%	1.56%	0.25%
Past due 90 days or more still accruing interest	$—	$2,192	$2,192
Loans on nonaccrual status (3)	$6,051	$—	$6,051

	December 31, 2023
	Amortized Cost in Conventional Mortgage Loans	Amortized Cost in Government Mortgage Loans	Total
In process of foreclosure (1)	$1,742	$623	$2,365
Serious delinquency rate (2)	0.27%	0.94%	0.30%
Past due 90 days or more still accruing interest	$—	$1,356	$1,356
Loans on nonaccrual status (3)	$7,913	$—	$7,913
_______________________
(1)    Includes loans where the decision of foreclosure or similar alternative such as pursuit of deed-in-lieu of foreclosure has been reported.
(2)    Loans that are 90 days or more past due or in the process of foreclosure expressed as a percentage of the amortized cost of the total loan portfolio class.
(3)    As of June 30, 2024, and December 31, 2023, $2.3 million and $4.3 million, respectively, of conventional mortgage loans on nonaccrual status did not have an associated allowance for credit losses because either these loans were charged off or the fair value of the underlying collateral, including any credit enhancements, is greater than the amortized cost of the loans.

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

Table 4.5 presents a roll forward of the allowance for credit losses on conventional mortgage loans for the three and six months ended June 30, 2024 and 2023.

Table 4.5 - Allowance for Credit Losses on Conventional Mortgage Loans
(dollars in thousands)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
Allowance for credit losses (1)
Balance, beginning of period	$2,600	$2,000	$2,000	$1,900
Net recoveries	—	1	—	7
(Reduction of) provision for credit losses	(400)	(1)	200	93
Balance, end of period	$2,200	$2,000	$2,200	$2,000
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

The servicer provides and maintains insurance or a guarantee from the applicable government agency. The servicer is responsible for compliance with all government agency requirements and for obtaining the benefit of the applicable insurance or guaranty with respect to defaulted government-guaranteed mortgage loans. Any losses incurred on these loans that are not recovered from the insurer or guarantor are absorbed by the related servicer. Therefore, we only have credit risk for these loans if the servicer fails to pay for losses not covered by insurance or guarantees, but in such instances we would have recourse against the servicer for such failure. Due to government guarantees or insurance on our government loans, there is no allowance for credit losses for the government mortgage loan portfolio as of June 30, 2024, and December 31, 2023. Additionally, government mortgage loans are not placed on nonaccrual status due to the government guarantee or insurance on these loans and the contractual obligation of the loan servicers to repurchase their related loans when certain criteria are met.

"Mortgage Partnership Finance," "MPF," "eMPF" and "MPF Xtra" are registered trademarks of the Federal Home Loan Bank of Chicago.

Note 5 — Derivatives and Hedging Activities

Table 5.1 - Fair Value of Derivative Instruments
(dollars in thousands)

	June 30, 2024			December 31, 2023
	Notional Amount of Derivatives	Derivative Assets	Derivative Liabilities	Notional Amount of Derivatives	Derivative Assets	Derivative Liabilities
Derivatives designated as hedging instruments
Interest-rate swaps	$48,110,703	$83,353	$(911,148)	$51,587,480	$77,093	$(1,009,217)
Forward-start interest-rate swaps	1,151,000	985	—	1,391,000	254	(170)
Total derivatives designated as hedging instruments	49,261,703	84,338	(911,148)	52,978,480	77,347	(1,009,387)

Derivatives not designated as hedging instruments
Interest-rate swaps	658,060	—	(21)	90,000	—	(729)
Mortgage-delivery commitments (1)	51,959	440	(4)	29,995	290	—
Total derivatives not designated as hedging instruments	710,019	440	(25)	119,995	290	(729)
Total notional amount of derivatives	$49,971,722			$53,098,475
Total derivatives before netting and collateral adjustments		84,778	(911,173)		77,637	(1,010,116)
Netting adjustments and cash collateral, including related accrued interest (2)		255,484	910,419		305,436	1,007,099
Derivative assets and derivative liabilities		$340,262	$(754)		$383,073	$(3,017)
_______________________
(1)    Mortgage-delivery commitments are classified as derivatives with changes in fair value recorded in other income.
(2)    Amounts represent the effect of master-netting agreements intended to allow us to settle positive and negative positions with the same counterparty. Cash collateral posted, including accrued interest, was $1.2 billion and $1.3 billion at June 30, 2024, and December 31, 2023, respectively. The change in cash collateral posted is included in the net change in interest-bearing deposits in the statement of cash flows. Cash collateral received, including accrued interest, was $8.2 million and $3.8 million at June 30, 2024, and December 31, 2023.

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

Table 5.2 - Net Gains (Losses) on Fair Value Hedging Relationships
(dollars in thousands)

	For the Three Months Ended June 30, 2024
	Advances	Available-for-sale Securities	CO Bonds
Total interest income (expense) presented on the statements of operations	$552,175	$239,788	$(534,895)

Gains (losses) on fair value hedging relationships
Changes in fair value:
Derivatives	$7,360	$(39,440)	$85,193
Hedged items	(7,277)	39,407	(85,643)
Net changes in fair value before price alignment interest	83	(33)	(450)
Price alignment interest(1)	(1,011)	(15,351)	405
Net interest settlements on derivatives(2)(3)	57,961	124,727	(156,976)
Net gains (losses) on qualifying hedging relationships	57,033	109,343	(157,021)
Amortization/accretion of discontinued hedging relationships	(296)	—	(1,197)
Net gains (losses) on derivatives and hedging activities recorded in net interest income	$56,737	$109,343	$(158,218)

	For the Three Months Ended June 30, 2023
	Advances	Available-for-sale Securities	CO Bonds
Total interest income (expense) presented on the statements of operations	$599,883	$208,695	$(493,996)

Gains (losses) on fair value hedging relationships
Changes in fair value:
Derivatives	$88,549	$209,363	$(160,253)
Hedged items	(87,147)	(206,139)	160,213
Net changes in fair value before price alignment interest	1,402	3,224	(40)
Price alignment interest(1)	(1,829)	(10,299)	257
Net interest settlements on derivatives(2)(3)	43,516	114,828	(156,932)
Net gains (losses) on qualifying hedging relationships	43,089	107,753	(156,715)
Amortization/accretion of discontinued hedging relationships	(471)	—	316
Net gains (losses) on derivatives and hedging activities recorded in net interest income	$42,618	$107,753	$(156,399)

	For the Six Months Ended June 30, 2024
	Advances	Available-for-sale Securities	CO Bonds
Total interest income (expense) presented on the statements of operations	$1,080,672	$472,959	$(1,042,031)

Gains (losses) on fair value hedging relationships
Changes in fair value:
Derivatives	$107,792	$100,782	$38,552
Hedged items	(105,424)	(97,770)	(39,259)
Net changes in fair value before price alignment interest	2,368	3,012	(707)
Price alignment interest(1)	(1,871)	(29,505)	886
Net interest settlements on derivatives(2)(3)	116,305	249,046	(319,236)
Net gains (losses) on qualifying hedging relationships	116,802	222,553	(319,057)
Amortization/accretion of discontinued hedging relationships	(647)	—	(2,703)
Net gains (losses) on derivatives and hedging activities recorded in net interest income	$116,155	$222,553	$(321,760)

	For the Six Months Ended June 30, 2023
	Advances	Available-for-sale Securities	CO Bonds
Total interest income (expense) presented on the statements of operations	$1,101,089	$376,375	$(872,090)

Gains (losses) on fair value hedging relationships
Changes in fair value:
Derivatives	$19,963	$(23,952)	$81,654
Hedged items	(19,629)	21,072	(81,844)
Net changes in fair value before price alignment interest	334	(2,880)	(190)
Price alignment interest(1)	(3,583)	(20,357)	540
Net interest settlements on derivatives(2)(3)	71,971	212,054	(297,742)
Net gains (losses) on qualifying hedging relationships	68,722	188,817	(297,392)
Amortization/accretion of discontinued hedging relationships	(983)	—	842
Net gains (losses) on derivatives and hedging activities recorded in net interest income	$67,739	$188,817	$(296,550)
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

Tables 5.3 presents the net gains (losses) on qualifying cash flow hedging relationships.

Table 5.3 - Net (Losses) Gains on Cash Flow Hedging Relationships
(dollars in thousands)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
Forward-start interest rate swaps - CO Bonds
Losses reclassified from accumulated other comprehensive loss into interest expense	$(327)	$(1,117)	$(1,353)	$(2,244)
Gains recognized in other comprehensive income	4,689	14,302	22,359	2,547

For the six months ended June 30, 2024 and 2023, there were no reclassifications from accumulated other comprehensive income into earnings as a result of the discontinuance of cash-flow hedges because the original forecasted transactions were not expected to occur by the end of the originally specified period or within a two-month period thereafter. As of June 30, 2024, the maximum length of time over which we are hedging our exposure to the variability in future cash flows for forecasted transactions is seven years.

As of June 30, 2024, the amount of deferred net losses on derivatives accumulated in other comprehensive income related to cash flow hedges expected to be reclassified to earnings during the next 12 months is $10.9 million.

Table 5.4 - Cumulative Basis Adjustments for Fair-Value Hedges
(dollars in thousands)

	June 30, 2024
Line Item in Statement of Condition	Amortized Cost of Hedged Asset/ Liability(1)	Basis Adjustments for Active Hedging Relationships Included in Amortized Cost	Basis Adjustments for Discontinued Hedging Relationships Included in Amortized Cost	Cumulative Amount of Fair Value Hedging Basis Adjustments
Advances	$13,920,854	$(158,098)	$4,550	$(153,548)
Available-for-sale securities	11,167,917	984,708	—	984,708
Consolidated obligation bonds	21,303,446	(854,561)	34,307	(820,254)
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

Table 5.5 - Impact of Variation Margin for Cleared Derivatives on the Statement of Cash Flows
(dollars in thousands)

	Increase (decrease) on Cash Flow Statement
	For the Six Months Ended June 30,
	2024	2023
Operating activity - net change in derivatives and hedging activities	$154,461	$161,218
Financing activity - net receipts on derivatives with a financing element	23,735	15,607
Total variation margin received on cleared derivatives	$178,196	$176,825

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

Certain of our uncleared derivatives master-netting agreements contain provisions that require us to post additional collateral with our uncleared derivatives counterparties if our credit rating is lowered to a certain level by Moody's Investors Service Inc. (Moody's) or Standard & Poor's Financial Services LLC (S&P). In the event of a split between such credit ratings, the lower rating governs. The aggregate fair value of all uncleared derivatives with these provisions that were in a net-liability position (before cash collateral and related accrued interest) at June 30, 2024, was $851.3 million for which we had delivered collateral with a post-haircut value of $852.7 million in accordance with the terms of the master-netting agreements. Securities collateral is subject to valuation haircuts in accordance with the terms of the master-netting arrangements. Table 5.6 sets forth the post-haircut value of incremental collateral that certain uncleared derivatives counterparties could have required us to deliver based on incremental credit rating downgrades at June 30, 2024.

Table 5.6 - Post Haircut Value of Incremental Collateral to be Delivered as of June 30, 2024
(dollars in thousands)

Ratings Downgrade (1)
From	To	Incremental Collateral
AA+	AA or AA-	$—
AA-	A+, A or A-	—
A-	below A-	33,905
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

Table 5.7 presents separately the fair value of derivatives that are subject to netting due to a legal right of offset based on the terms of our master netting arrangements or similar agreements as of June 30, 2024, and December 31, 2023, which includes cleared and uncleared interest rate swaps, and the fair value of derivatives that are not subject to such netting, which includes mortgage delivery commitments and CO bond firm commitments. Derivatives subject to netting include any related cash collateral received from or pledged to counterparties.

Table 5.7 - Netting of Derivative Assets and Derivative Liabilities
(dollars in thousands)

	June 30, 2024
	Derivative Instruments Meeting Netting Requirements
	Gross Recognized Amount	Gross Amounts of Netting Adjustments and Cash Collateral	Derivative Instruments Not Meeting Netting Requirements	Total Derivative Assets and Total Derivative Liabilities
Derivative Assets
Interest-rate swaps
Uncleared	$65,904	$(63,624)		$2,280
Cleared	18,434	319,108		337,542
Mortgage delivery commitments			$440	440
Total				$340,262

Derivative Liabilities
Interest-rate swaps
Uncleared	$(908,900)	$908,150		$(750)
Cleared	(2,269)	2,269		—
Mortgage delivery commitments			$(4)	(4)
Total				$(754)

	December 31, 2023
	Derivative Instruments Meeting Netting Requirements
	Gross Recognized Amount	Gross Amounts of Netting Adjustments and Cash Collateral	Derivative Instruments Not Meeting Netting Requirements	Total Derivative Assets and Total Derivative Liabilities
Derivative Assets
Interest-rate swaps
Uncleared	$72,517	$(69,838)		$2,679
Cleared	4,830	375,274		380,104
Mortgage delivery commitment			$290	290
Total				$383,073

Derivative Liabilities
Interest-rate swaps
Uncleared	$(997,974)	$994,957		$(3,017)
Cleared	(12,142)	12,142		—
Total				$(3,017)

Note 6 — Deposits

We offer demand and overnight deposits for members and qualifying nonmembers. Members that service mortgage loans may deposit funds collected in connection with mortgage loans pending disbursement of such funds to the owners of the mortgage loans, which we classify as "other" in the following table.

Table 6.1 - Deposits
(dollars in thousands)

	June 30, 2024	December 31, 2023
Interest-bearing
Demand and overnight	$862,207	$896,005
Noninterest-bearing
Other	28,930	26,874
Total deposits	$891,137	$922,879

None of the deposits are federally insured.

Note 7 — Consolidated Obligations

CO Bonds. CO bonds for which we have received issuance proceeds and are primarily liable were as follows:

Table 7.1 - CO Bonds Outstanding by Contractual Maturity
(dollars in thousands)

	June 30, 2024		December 31, 2023
	Amount	Weighted Average Rate (1)	Amount	Weighted Average Rate (1)
Due in one year or less	$21,647,120	4.33%	$17,841,615	4.27%
Due after one year through two years	8,429,465	2.59	7,476,350	2.86
Due after two years through three years	5,482,870	2.38	7,014,955	1.76
Due after three years through four years	2,636,480	3.54	2,854,250	2.94
Due after four years through five years	2,101,500	3.20	2,712,400	2.94
Thereafter	3,161,675	3.18	3,193,305	2.95
Total par value	43,459,110	3.56%	41,092,875	3.30%
Premiums	26,399		32,419
Discounts	(13,800)		(14,451)
Hedging adjustments	(820,254)		(862,100)
Total	$42,651,455		$40,248,743
_______________________
(1)    The CO bonds' weighted-average rate excludes concession fees.

Table 7.2 - CO Bonds Outstanding by Early Redemption Feature
(dollars in thousands)

	June 30, 2024	December 31, 2023
Noncallable and nonputable	$26,292,910	$18,882,235
Callable	17,166,200	22,210,640
Total par value	$43,459,110	$41,092,875

Table 7.3 - CO Bonds Outstanding by Contractual Maturity or Next Call Date
(dollars in thousands)

	June 30, 2024	December 31, 2023
Due in one year or less	$33,671,320	$30,900,615
Due after one year through two years	4,329,465	4,203,850
Due after two years through three years	1,875,670	2,487,955
Due after three years through four years	1,306,480	852,750
Due after four years through five years	811,500	1,171,400
Thereafter	1,464,675	1,476,305
Total par value	$43,459,110	$41,092,875

Table 7.4 - CO Bonds by Interest Rate-Payment Type
(dollars in thousands)

	June 30, 2024	December 31, 2023
Fixed-rate	$29,062,110	$32,454,235
Simple variable-rate	9,135,000	3,012,500
Step-up (1)	5,262,000	5,626,140
Total par value	$43,459,110	$41,092,875
_______________________
(1)    Step-up bonds pay interest at increasing fixed rates for specified intervals over the life of the CO bond and can be called at our option on the step-up dates.

CO Discount Notes. Outstanding CO discount notes for which we were primarily liable, all of which are due within one year, were as follows:

Table 7.5 - CO Discount Notes Outstanding
(dollars in thousands)

	Book Value	Par Value	Weighted Average Rate (1)
June 30, 2024	$21,040,550	$21,181,385	5.29%
December 31, 2023	$22,000,546	$22,150,970	5.31%
_______________________
(1)    CO discount notes' weighted-average rate represents a yield to maturity excluding concession fees.

Note 8 — Affordable Housing Program

Table 8.1 - AHP Liability
(dollars in thousands)

	June 30, 2024	December 31, 2023
Balance at beginning of year	$87,164	$76,622
AHP expense for the period	16,473	28,648
AHP voluntary contribution	1,345	2,000
AHP direct grant disbursements	(7,600)	(16,144)
AHP subsidy for AHP advance disbursements	(638)	(3,965)
Return of previously disbursed grants and subsidies	296	3
Balance at end of period	$97,040	$87,164

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

The FHFA has authority to require us to maintain greater minimum capital levels than are required based on FHFA rules and regulations.

Table 9.1 - Regulatory Capital Requirements
(dollars in thousands)

	June 30, 2024		December 31, 2023
	Required	Actual	Required	Actual
Risk-based capital	$767,437	$3,955,558	$628,052	$3,839,236

Regulatory capital	$2,750,775	$3,955,558	$2,685,691	$3,839,236
Capital-to-asset ratio	4.0%	5.8%	4.0%	5.7%

Leverage capital	$3,438,469	$5,933,337	$3,357,114	$5,758,854
Leverage capital-to-assets ratio	5.0%	8.6%	5.0%	8.6%

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

Mandatorily Redeemable Capital Stock.

Table 9.2 - Mandatorily Redeemable Capital Stock by Expiry of Redemption Notice Period
(dollars in thousands)

	June 30, 2024	December 31, 2023
Past redemption date (1)	$2,669	$2,778
Due in one year or less	435	—
Due after one year through two years	689	435
Due after two years through three years	960	689
Due after three years through four years	271	960
Due after four years through five years	61	1,221
Total	$5,085	$6,083
_______________________
(1)    Amount represents mandatorily redeemable capital stock that has reached the end of the five-year redemption-notice period but the member-related activity (for example, advances) remains outstanding. Accordingly, these shares of stock will not be redeemed until the activity is no longer outstanding.

Restricted Retained Earnings. At June 30, 2024, our restricted retained earnings contribution requirement totaled $645.5 million. At June 30, 2024, and December 31, 2023, restricted retained earnings totaled $480.8 million and $451.2 million, respectively. These restricted retained earnings are not available to pay dividends.

Note 10 — Accumulated Other Comprehensive Income (Loss)

Table 10.1 - Accumulated Other Comprehensive Income (Loss)
(dollars in thousands)

	Net Unrealized Gain (Loss) on Available-for-sale Securities	Net Unrealized Gain (Loss) Relating to Hedging Activities	Pension and Postretirement Benefits	Total Accumulated Other Comprehensive Gain (Loss)
Balance, March 31, 2023	$(339,627)	$31,854	$1,374	$(306,399)
Other comprehensive (loss) income before reclassifications:
Net unrealized (losses) gains	(450)	14,302	—	13,852
Net actuarial loss	—	—	(255)	(255)
Reclassifications from other comprehensive income to net income
Amortization - hedging activities (1)	—	1,117	—	1,117
Other comprehensive (loss) income	(450)	15,419	(255)	14,714
Balance, June 30, 2023	$(340,077)	$47,273	$1,119	$(291,685)

Balance, March 31, 2024	$(308,321)	$64,660	$749	$(242,912)
Other comprehensive (loss) income before reclassifications:
Net unrealized (losses) gains	(30,460)	4,689	—	(25,771)
Net actuarial loss	—	—	(151)	(151)
Reclassifications from other comprehensive income to net income
Amortization - hedging activities (1)	—	327	—	327
Other comprehensive (loss) income	(30,460)	5,016	(151)	(25,595)
Balance, June 30, 2024	$(338,781)	$69,676	$598	$(268,507)

Balance, December 31, 2022	$(350,281)	$42,482	$1,374	$(306,425)
Other comprehensive (loss) income before reclassifications:
Net unrealized gains	10,204	2,547	—	12,751
Net actuarial loss	—	—	(255)	(255)
Reclassifications from other comprehensive income to net income
Amortization - hedging activities (1)	—	2,244	—	2,244
Other comprehensive income (loss)	10,204	4,791	(255)	14,740
Balance, June 30, 2023	$(340,077)	$47,273	$1,119	$(291,685)

Balance, December 31, 2023	$(341,252)	$45,964	$749	$(294,539)
Other comprehensive income (loss) before reclassifications:
Net unrealized gains	2,471	22,359	—	24,830
Net actuarial loss	—	—	(151)	(151)
Reclassifications from other comprehensive income to net income
Amortization - hedging activities (1)	—	1,353	—	1,353
Other comprehensive income (loss)	2,471	23,712	(151)	26,032
Balance, June 30, 2024	$(338,781)	$69,676	$598	$(268,507)
_______________________
(1)    Recorded in CO bond interest expense.

Note 11 — Fair Values

A fair-value hierarchy is used to prioritize the inputs of valuation techniques used to measure fair value. A description of the application of the fair-value hierarchy, valuation techniques, and significant inputs is disclosed in Part II — Item 8 — Financial Statements and Supplementary Data — Note 15 — Fair Values in the 2023 Annual Report. There have been no material changes in the fair-value hierarchy classification of financial assets and liabilities, valuation techniques, or significant inputs during the three months ended June 30, 2024.

Table 11.1 presents the carrying value, fair value, and fair value hierarchy of our financial assets and liabilities at June 30, 2024, and December 31, 2023. We record trading securities, available-for-sale securities, derivative assets, derivative liabilities, and certain other assets at fair value on a recurring basis and certain mortgage loans at fair value on a non-recurring basis. We record all other financial assets and liabilities at amortized cost. Refer to Table 11.2 for further details about the financial assets and liabilities held at fair value on either a recurring or non-recurring basis.

Table 11.1 - Fair Value Summary
(dollars in thousands)

	June 30, 2024
	Carrying Value	Total Fair Value	Level 1	Level 2	Level 3	Netting Adjustments and Cash Collateral(2)
Financial instruments
Assets:
Cash and due from banks	$50,096	$50,096	$50,096	$—	$—	$—
Interest-bearing deposits	1,915,870	1,915,870	1,915,870	—	—	—
Securities purchased under agreements to resell	1,250,000	1,250,000	—	1,250,000	—	—
Federal funds sold	2,561,000	2,561,000	—	2,561,000	—	—
Trading securities(1)	1,557	1,557	—	1,557	—	—
Available-for-sale securities(1)	16,637,900	16,637,900	—	16,616,726	21,174	—
Held-to-maturity securities	70,252	70,032	—	70,032	—	—
Advances	42,294,369	42,139,564	—	42,139,564	—	—
Mortgage loans, net	3,345,541	3,020,506	—	3,007,628	12,878	—
Accrued interest receivable	221,447	221,447	—	221,447	—	—
Derivative assets(1)	340,262	340,262	—	84,778	—	255,484
Other assets (1)	31,430	31,430	15,885	15,545	—	—
Liabilities:
Deposits	(891,137)	(891,114)	—	(891,114)	—	—
COs:
Bonds	(42,651,455)	(42,287,304)	—	(42,287,304)	—	—
Discount notes	(21,040,550)	(21,037,257)	—	(21,037,257)	—	—
Mandatorily redeemable capital stock	(5,085)	(5,085)	(5,085)	—	—	—
Accrued interest payable	(319,635)	(319,635)	—	(319,635)	—	—
Derivative liabilities(1)	(754)	(754)	—	(911,173)	—	910,419
Other:
Commitments to extend credit for advances	—	(898)	—	(898)	—	—
Standby letters of credit	(1,693)	(1,693)	—	(1,693)	—	—

	December 31, 2023
	Carrying Value	Total Fair Value	Level 1	Level 2	Level 3	Netting Adjustments and Cash Collateral(2)
Financial instruments
Assets:
Cash and due from banks	$53,412	$53,412	$53,412	$—	$—	$—
Interest-bearing deposits	1,643,587	1,643,587	1,643,587	—	—	—
Securities purchased under agreements to resell	1,600,000	1,599,996	—	1,599,996	—	—
Federal funds sold	2,500,000	2,499,995	—	2,499,995	—	—
Trading securities(1)	1,395	1,395	—	1,395	—	—
Available-for-sale securities(1)	15,343,745	15,343,745	—	15,321,940	21,805	—
Held-to-maturity securities	78,905	78,478	—	78,478	—	—
Advances	41,958,583	41,834,762	—	41,834,762	—	—
Mortgage loans, net	3,059,331	2,796,000	—	2,781,976	14,024	—
Accrued interest receivable	185,709	185,709	—	185,709	—	—
Derivative assets(1)	383,073	383,073	—	77,637	—	305,436
Other assets(1)	28,369	28,369	13,724	14,645	—	—
Liabilities:
Deposits	(922,879)	(922,830)	—	(922,830)	—	—
COs:
Bonds	(40,248,743)	(39,887,287)	—	(39,887,287)	—	—
Discount notes	(22,000,546)	(21,998,576)	—	(21,998,576)	—	—
Mandatorily redeemable capital stock	(6,083)	(6,083)	(6,083)	—	—	—
Accrued interest payable	(269,517)	(269,517)	—	(269,517)	—	—
Derivative liabilities(1)	(3,017)	(3,017)	—	(1,010,116)	—	1,007,099
Other:
Commitments to extend credit for advances	—	(2,101)	—	(2,101)	—	—
Standby letters of credit	(1,340)	(1,340)	—	(1,340)	—	—
_______________________
(1)Carried at fair value and measured on a recurring basis.
(2)These amounts represent the effect of master-netting agreements intended to allow us to settle positive and negative positions and also cash collateral and related accrued interest held or placed with the same clearing member and/or counterparty.

Fair Value Measured on a Recurring and Nonrecurring Basis.

Table 11.2 - Fair Value of Assets and Liabilities Measured at Fair Value on a Recurring and Nonrecurring Basis
(dollars in thousands)

	June 30, 2024
	Level 1	Level 2	Level 3	Netting Adjustments and Cash Collateral (1)	Total
Assets:
Carried at fair value on a recurring basis
Trading securities:
Corporate bonds	$—	$1,557	$—	$—	$1,557
Available-for-sale securities:
U.S. Treasury obligations	—	5,670,015	—	—	5,670,015
HFA securities	—	—	21,174	—	21,174
Supranational institutions	—	338,739	—	—	338,739
U.S. government-owned corporations	—	226,140	—	—	226,140
GSE	—	96,092	—	—	96,092
U.S. government guaranteed – single-family MBS	—	220,707	—	—	220,707
U.S. government guaranteed – multifamily MBS	—	469,080	—	—	469,080
GSE – single-family MBS	—	2,153,293	—	—	2,153,293
GSE – multifamily MBS	—	7,442,660	—	—	7,442,660
Total available-for-sale securities	—	16,616,726	21,174	—	16,637,900
Derivative assets:
Interest-rate-exchange agreements	—	84,338	—	255,484	339,822
Mortgage delivery commitments	—	440	—	—	440
Total derivative assets	—	84,778	—	255,484	340,262
Other assets	15,885	15,545	—	—	31,430
Total assets carried at fair value on a recurring basis	$15,885	$16,718,606	$21,174	$255,484	$17,011,149
Liabilities:
Carried at fair value on a recurring basis
Derivative liabilities
Interest-rate-exchange agreements	$—	$(911,169)	$—	$910,419	$(750)
Mortgage delivery commitments	—	(4)	—	—	(4)
Total liabilities carried at fair value on a recurring basis	$—	$(911,173)	$—	$910,419	$(754)

	December 31, 2023
	Level 1	Level 2	Level 3	Netting Adjustments and Cash Collateral(1)	Total
Assets:
Carried at fair value on a recurring basis
Trading securities:
Corporate bonds	$—	$1,395	$—	$—	$1,395
Available-for-sale securities:
U.S. Treasury obligations	—	5,664,452	—	—	5,664,452
HFA securities	—	—	21,805	—	21,805
Supranational institutions	—	346,375	—	—	346,375
U.S. government-owned corporations	—	235,191	—	—	235,191
GSE	—	99,421	—	—	99,421
U.S. government guaranteed – single-family MBS	—	14,433	—	—	14,433
U.S. government guaranteed – multifamily MBS	—	477,676	—	—	477,676
GSE – single-family MBS	—	904,456	—	—	904,456
GSE – multifamily MBS	—	7,579,936	—	—	7,579,936
Total available-for-sale securities	—	15,321,940	21,805	—	15,343,745
Derivative assets:
Interest-rate-exchange agreements	—	77,347	—	305,436	382,783
Mortgage delivery commitments	—	290	—	—	290
Total derivative assets	—	77,637	—	305,436	383,073
Other assets	13,724	14,645	—	—	28,369
Total assets carried at fair value on a recurring basis	$13,724	$15,415,617	$21,805	$305,436	$15,756,582
Liabilities:
Carried at fair value on a recurring basis
Derivative liabilities
Interest-rate-exchange agreements	$—	$(1,010,116)	$—	$1,007,099	$(3,017)
Total liabilities carried at fair value on a recurring basis	$—	$(1,010,116)	$—	$1,007,099	$(3,017)
_______________________
(1)    These amounts represent the effect of master-netting agreements intended to allow us to settle positive and negative positions and also cash collateral and related accrued interest held or placed with the same clearing member and/or counterparty.

Table 11.3 presents a reconciliation of available-for-sale securities that are measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the three and six months ended June 30, 2024 and 2023.

Table 11.3 - Roll Forward of Level 3 Available-for-Sale HFA Securities
(dollars in thousands)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
Balance at beginning of period	$21,968	$33,105	$21,805	$32,774
Total gains included in other comprehensive income
Net unrealized gains	176	196	339	527
Sales, maturities, and settlements
Settlements	(970)	(910)	(970)	(910)
Balance at end of period	$21,174	$32,391	$21,174	$32,391

Total amount of unrealized gains for the period included in other comprehensive income relating to securities held at period end	$176	$196	$339	$527

Note 12 — Commitments and Contingencies

Joint and Several Liability. COs are backed by the financial resources of the 11 district Federal Home Loan Banks (the FHLBanks). The FHFA has authority to require any FHLBank to repay all or a portion of the principal and interest on COs for which another FHLBank is the primary obligor. No FHLBank has ever been asked or required to repay the principal or interest on any CO on behalf of another FHLBank. We evaluate the financial condition of the other FHLBanks primarily based on known regulatory actions, publicly available financial information, and individual long-term credit-rating action as of each period-end presented. Based on this evaluation, as of June 30, 2024, and through the filing of this report, we do not believe it is likely that we will be required to repay the principal or interest on any CO on behalf of another FHLBank.

We have considered applicable FASB guidance and determined it is not necessary to recognize a liability for the fair value of our joint and several liability for all of the COs. The joint and several obligation is mandated by the FHLBank Act, as implemented by FHFA regulations, and is not the result of an arms-length transaction among the FHLBanks. The FHLBanks have no control over the amount of the guaranty or the determination of how each FHLBank would perform under the joint and several obligation. Because the FHLBanks are subject to the authority of the FHFA as it relates to decisions involving the allocation of the joint and several liability for the FHLBanks' COs, the FHLBanks' joint and several obligation is excluded from the initial recognition and measurement provisions. Accordingly, we have not recognized a liability for our joint and several obligation related to other FHLBanks' COs at June 30, 2024, and December 31, 2023. The par amounts of other FHLBanks' outstanding COs for which we are jointly and severally liable totaled $1.1 trillion at both June 30, 2024, and December 31, 2023. See Note 7 — Consolidated Obligations for additional information.

Off-Balance-Sheet Commitments

Table 12.1 - Off-Balance Sheet Commitments (1)
(dollars in thousands)

	June 30, 2024			December 31, 2023
	Expire within one year	Expire after one year	Total	Expire within one year	Expire after one year	Total
Standby letters of credit outstanding (2)	$8,166,697	$271,328	$8,438,025	$8,217,388	$207,677	$8,425,065
Commitments for unused lines of credit - advances (3)	1,116,760	—	1,116,760	1,113,354	—	1,113,354
Commitments to make additional advances	10,650	18,263	28,913	13,170	20,463	33,633
Commitments to invest in mortgage loans	51,959	—	51,959	29,995	—	29,995
Unsettled CO bonds, at par	736,000	—	736,000	131,500	—	131,500
Unsettled CO discount notes, at par	400,000	—	400,000	61,008	—	61,008
__________________________

(1)    We have determined that it is unnecessary to record any liability for credit losses on these agreements based on our credit extension and collateral policies.
(2)    The amount of standby letters of credit outstanding excludes commitments to issue standby letters of credit. At June 30, 2024, and December 31, 2023, commitments to issue standby letters of credit that expire within one year totaled $1.1 million and $16.0 million, respectively, and at June 30, 2024, and December 31, 2023, commitments to issue standby letters of credit that expire after one year totaled $30.0 million and $13.1 million, respectively.
(3)    Commitments for unused line-of-credit advances are generally for periods of up to 12 months. Since many of these commitments are not expected to be drawn upon, the total commitment amount does not necessarily indicate future liquidity requirements.

Standby Letters of Credit. At June 30, 2024, the outstanding standby letters of credit issued expire no later than 2033. Currently, we offer new standby letters of credit with terms typically up to 10 years, while terms greater than 10 years may be available on an exception basis. Unearned fees for the value of the guarantees related to standby letters of credit are recorded in other liabilities and totaled $1.7 million and $1.3 million at June 30, 2024, and December 31, 2023, respectively.

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

Table 13.1 - Shareholder Concentrations, Balance Sheet
(dollars in thousands)

	Capital Stock Outstanding	Percent of Total Capital Stock	Par Value of Advances	Percent of Total Par Value of Advances	Total Accrued Interest Receivable	Percent of Total Accrued Interest Receivable on Advances
June 30, 2024
State Street Bank and Trust Company	$225,000	10.7%	$5,500,000	12.9%	$38,779	26.2%

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

Table 13.2 - Transactions with Directors' Institutions
(dollars in thousands)

	Capital Stock Outstanding	Percent of Total Capital Stock	Par Value of Advances	Percent of Total Par Value of Advances	Total Accrued Interest Receivable	Percent of Total Accrued Interest Receivable on Advances
June 30, 2024	$49,001	2.3%	$686,580	1.6%	$1,476	1.0%
December 31, 2023	201,250	9.8	4,485,824	10.7	5,953	5.2

Note 14 — Subsequent Events

On July 19, 2024, the board of directors declared a cash dividend at an annualized rate of 8.41 percent based on daily average capital stock balances outstanding during the second quarter of 2024. The dividend, including dividends classified as interest on mandatorily redeemable capital stock, amounted to $43.1 million and was paid on August 2, 2024.

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

EXECUTIVE SUMMARY

Net income for the three months ended June 30, 2024, was $70.2 million, compared with net income of $78.6 million for the same period of 2023. The decrease was primarily the result of an increase of $7.3 million in expenses for voluntary housing and community investment programs from $2.5 million for three months ended June 30, 2023, to $9.8 million for the same period in 2024.

Net interest income after provision for credit losses for the three months ended June 30, 2024, was $108.7 million, compared with $109.6 million for the same period in 2023. The $973 thousand decrease in net interest income after provision for credit losses was primarily driven by a $6.8 billion decline in average advances, a $5.0 million unfavorable variance in net unrealized gains and losses on fair value hedge ineffectiveness attributable to a larger increase in intermediate-term interest rates during the quarter ended June 30, 2023, compared to the same period in 2024, and a $4.1 million decrease in mortgage backed security net accretion. Those declines were partially offset by increased interest income from a $1.9 billion increase in our average MBS portfolio, and a $499.5 million increase in our average mortgage loan portfolio, as well as an increase in average yields in the quarter ended June 30, 2024, resulting from higher market interest rates compared to the same period in 2023.

Total assets increased $1.6 billion to $68.8 billion over the six months ended June 30, 2024. As of June 30, 2024, advances totaled $42.3 billion, an increase of $335.8 million from $42.0 billion at December 31, 2023. At June 30, 2024, investment securities and short-term money-market investments totaled $22.4 billion, an increase of $1.3 billion from December 31, 2023, primarily due to growth in MBS. Mortgage loans totaled $3.3 billion, an increase of $286.2 million from December 31, 2023.

Our retained earnings grew to $1.9 billion at June 30, 2024, an increase of $65.5 million from December 31, 2023, and equals 2.7 percent of total assets at June 30, 2024. We continue to satisfy all regulatory capital requirements as of June 30, 2024.

On July 19, 2024, our board of directors declared a cash dividend that was equivalent to an annual yield of 8.41 percent on the average daily balance of capital stock outstanding during the second quarter of 2024. The yield is equivalent to the approximate daily average of the Secured Overnight Financing Rate (SOFR) for the second quarter of 2024 plus 300 basis points.

Our overall results of operations are influenced by the economy, interest rates, members’ demand for liquidity and our ability to maintain sufficient access to funding at relatively favorable costs. During the second quarter of 2024, the Federal Open Market Committee (FOMC) maintained the target range for the federal funds rate between 525 and 550 basis points. During the quarter, the yield curve remained inverted with a modest increase in long-term interest rates reflecting continued strength in economic conditions. Market expectations of Federal Reserve rate cuts were pushed back to later in 2024.

Generally, investor demand for high credit quality, fixed-income investments, including COs, continued to be strong relative to other investments. Yield spreads on CO debt relative to benchmark yields for comparable debt remained relatively stable during the period covered by this report. Our flexibility in utilizing various funding tools, in combination with a diverse investor base and our status as a government-sponsored enterprise, have helped provide reliable market access and demand for COs throughout fluctuating market environments and regulatory changes affecting dealers of and investors in COs. The Bank has continued to meet all funding needs during the three months ended June 30, 2024.

Net Interest Margin and Spread

Net interest spread was 0.28 percent for the three months ended June 30, 2024, an increase of one basis point from the same period in 2023, and net interest margin was 0.63 percent, an increase of four basis points from the three months ended 2023. The increase in net interest spread and margin was primarily attributable to higher market interest rates.

Housing and Community Investment Programs

We are required to annually set aside a portion of our earnings for our Affordable Housing Program. These funds assist members serving very low-, low-, and moderate-income households and support community economic development. The Bank's net income for the three months ended June 30, 2024, resulted in an accrual of $7.8 million to the AHP pool of funds that will be available to members in 2025.

In addition to the required AHP assessment, the Bank recorded AHP voluntary contributions and discretionary housing and community investment program expenses of $11.1 million during the three months ended June 30, 2024, that consisted of $4.9 million for our Housing our Workforce (HOW) program, $3.5 million for our Lift Up Homeownership special purpose credit program, $1.4 million for our Jobs for New England (JNE) program, and a $1.3 million voluntary contribution to our AHP.

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

ECONOMIC CONDITIONS

Economic Environment

Real gross domestic product (GDP) increased at an annual rate of 2.8 percent in the second quarter of 2024. The expansion in the second quarter was driven mainly by consumer spending, private inventory investment, and business investment. The increase in consumer spending reflected spending increases on both services and goods.

Employment remained steady with job gains averaging 168,000 per month in the second quarter of 2024. In July 2024, employment increased by 114,000 and the unemployment rate was 4.3 percent. The unemployment rate for the New England region in June 2024 was 3.3 percent, ranging from 2.1 percent in Vermont to 4.3 percent in Rhode Island.

In June 2024, the Consumer Price Index (CPI) decreased 0.1 percent from the preceding month, representing a year-over- year increase of 3.0 percent. CPI was driven mainly by the cost of shelter, energy, food and gasoline. The FHFA reported that housing prices rose 5.7 percent across the U.S. from May 2023 to May 2024. Over the same period, housing prices in New England rose 9.2 percent.

Interest-Rate Environment

On July 31, 2024, the FOMC maintained the target range for the federal funds rate at 525 and 550 basis points and stated that in considering any adjustments to the target range for the federal funds rate, the FOMC will carefully assess incoming data, the evolving outlook, and the balance of risks. The FOMC stated it does not expect it will be appropriate to reduce the target range until it has gained greater confidence that inflation is moving sustainably toward 2 percent. The FOMC also stated that it would continue reducing its holdings of U.S. Treasury securities, agency debt, and agency mortgage-backed securities.

In the second quarter of 2024, short-term rates remained elevated, consistent with the FOMC’s target range for the federal funds rate. Long-term rates fluctuated, along with expectations regarding the timing and magnitude of potential rate cuts by the FOMC. At the end of June 2024, 2-, 5- and 10-year Treasury rates were lower than overnight and 3-month rates.

Table 1 - Key Interest Rates(1)

	Three Month Daily Average		Six Month Daily Average		Ending Rate
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023	June 30, 2024	December 31, 2023
SOFR	5.32%	4.97%	5.32%	4.73%	5.33%	5.38%
Federal funds effective rate	5.33%	4.99%	5.31%	4.76%	5.33%	5.33%
3-month U.S. Treasury yield	5.38%	5.15%	5.38%	4.92%	5.35%	5.33%
2-year U.S. Treasury yield	4.84%	4.28%	4.66%	4.32%	4.75%	4.25%
5-year U.S. Treasury yield	4.46%	3.70%	4.29%	3.75%	4.38%	3.85%
10-year U.S. Treasury yield	4.44%	3.59%	4.30%	3.62%	4.40%	3.88%
________________
(1)    Source: Bloomberg

SELECTED FINANCIAL DATA

The following financial highlights for the statement of condition and statement of operations for December 31, 2023, have been derived from our audited financial statements. Financial highlights for the quarter-ends have been derived from our unaudited financial statements.

Table 2 - Selected Financial Data
(dollars in thousands)

	June 30, 2024	March 31, 2024	December 31, 2023	September 30, 2023	June 30, 2023
Statement of Condition
Total assets	$68,769,378	$66,030,276	$67,142,274	$62,747,403	$63,281,547
Investments(1)	22,436,579	22,263,743	21,167,632	18,736,546	19,319,360
Advances	42,294,369	39,905,499	41,958,583	40,130,845	40,245,829
Mortgage loans held for portfolio, net(2)	3,345,541	3,146,391	3,059,331	2,940,189	2,807,299
Deposits and other borrowings	891,137	921,774	922,879	1,150,506	1,021,973
Consolidated obligations:
Bonds	42,651,455	41,023,055	40,248,743	37,363,959	40,878,480
Discount notes	21,040,550	20,055,973	22,000,546	20,337,099	17,460,907
Total consolidated obligations	63,692,005	61,079,028	62,249,289	57,701,058	58,339,387
Mandatorily redeemable capital stock	5,085	6,083	6,083	6,143	5,303
Class B capital stock outstanding-putable(3)	2,094,276	1,983,103	2,042,453	2,007,059	2,006,046
Unrestricted retained earnings	1,375,438	1,360,373	1,339,546	1,338,335	1,328,645
Restricted retained earnings	480,759	466,723	451,154	440,860	426,846
Total retained earnings	1,856,197	1,827,096	1,790,700	1,779,195	1,755,491
Accumulated other comprehensive loss	(268,507)	(242,912)	(294,539)	(326,465)	(291,685)
Total capital	3,681,966	3,567,287	3,538,614	3,459,789	3,469,852
Results of Operations
Net interest income after provision for credit losses	$108,655	$109,242	$79,640	$104,137	$109,628
Other income, net	3,212	2,608	4,733	2,067	3,640
Other expense	33,878	25,340	27,170	28,339	25,958
AHP assessments	7,809	8,664	5,733	7,798	8,742
Net income	$70,180	$77,846	$51,470	$70,067	$78,568
Other Information
Dividends declared	$41,079	$41,450	$39,965	$46,363	$39,829
Dividend payout ratio	58.53%	53.25%	77.65%	66.17%	50.69%
Weighted-average dividend rate(4)	8.40	8.40	8.31	8.04	7.55
Return on average equity(5)	7.75	8.94	6.03	8.27	8.44
Return on average assets	0.40	0.47	0.31	0.43	0.42
Net interest margin(6)	0.63	0.67	0.49	0.65	0.59
Average equity to average assets	5.16	5.22	5.10	5.16	4.96
Total regulatory capital ratio(7)	5.75	5.78	5.72	6.04	5.95
_______________________
(1)Investments include available-for-sale securities, held-to-maturity securities, trading securities, interest-bearing deposits, securities purchased under agreements to resell and federal funds sold.
(2)The allowance for credit losses for mortgage loans amounted to $2.2 million at June 30, 2024, $2.6 million at March 31, 2024, and $2.0 million for each of the periods ending December 31, 2023, September 30, 2023, and June 30, 2023, respectively.
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

RESULTS OF OPERATIONS

Second Quarter of 2024 Compared with the Second Quarter of 2023

Net income decreased $8.4 million to $70.2 million for the three months ended June 30, 2024, from $78.6 million for the same period in 2023. The primary reasons for the decrease are discussed under Executive Summary.

Six Months Ended June 30, 2024, Compared with the Six Months Ended June 30, 2023

Net income increased $12.3 million to $148.0 million for the six months ended June 30, 2024, from $135.8 million for the same period in 2023. The increase in net income was primarily due to an increase of $26.4 million in net interest income after provision for credit losses partially offset by an $8.9 million increase in expenses related to our discretionary housing and community investment programs, and a $2.7 million increase in compensation and benefits expense.

Net interest income after provision for credit losses for the six months ended June 30, 2024, was $217.9 million, compared with $191.5 million for 2023. The $26.4 million increase in net interest income after provision for credit losses was driven by an increase in average daily yields resulting from higher short-term market interest rates in the six months ended June 30, 2024, compared to the corresponding prior year period as well as increases of $1.8 billion and $427.8 million in our average mortgage-backed securities portfolio and average mortgage loan portfolio, respectively, moderated by a $5.7 billion decline in our average advances portfolio and a $1.4 billion decline in average short-term money-market investments. In addition, there was a $7.4 million favorable variance in net unrealized gains and losses on fair value hedge ineffectiveness attributable to a greater increase in intermediate-term interest rates during the six months ended June 30, 2024, compared to the same period in 2023. Net interest spread was 0.29 percent for the six months ended June 30, 2024, an increase of seven basis points from the same period in 2023, and net interest margin was 0.65 percent, an increase of 12 basis points from the same period in 2023.

Table 3 presents major categories of average balances, related interest income/expense, and average yields/rates for interest-earning assets and interest-bearing liabilities. Our primary source of earnings is net interest income, which is the interest earned on advances, mortgage loans, and investments less interest paid on COs, deposits, and other sources of funds.

Table 3 - Net Interest Spread and Margin
(dollars in thousands)

	For the Three Months Ended June 30,
	2024			2023
	Average Balance	Interest Income / Expense	Average Yield/Rate(1)	Average Balance	Interest Income / Expense	Average Yield/Rate(1)
Assets
Advances	$41,368,155	$552,233	5.37%	$48,189,251	$599,922	4.99%
Interest-bearing deposits	2,759,741	37,286	5.43	2,762,445	34,900	5.07
Securities purchased under agreements to resell	1,324,406	17,872	5.43	2,639,011	32,524	4.94
Federal funds sold	3,999,209	53,922	5.42	2,991,264	37,900	5.08
Investment securities(2)	16,421,256	240,894	5.90	14,774,844	209,839	5.70
Mortgage loans(2)(3)	3,252,330	31,124	3.85	2,752,824	21,712	3.16
Other earning assets	—	—	—	24,176	297	4.93
Total interest-earning assets	69,125,097	933,331	5.43	74,133,815	937,094	5.07
Other non-interest-earning assets	1,637,590			1,431,237
Fair-value adjustments on investment securities	(334,351)			(336,897)
Total assets	$70,428,336	$933,331	5.33%	$75,228,155	$937,094	5.00%
Liabilities and capital
Consolidated obligations
Discount notes	$21,054,332	$280,540	5.36%	$26,286,215	$324,842	4.96%
Bonds	42,550,343	534,895	5.06	42,058,941	493,996	4.71
Other interest-bearing liabilities	819,886	9,641	4.73	822,913	8,629	4.21
Total interest-bearing liabilities	64,424,561	825,076	5.15	69,168,069	827,467	4.80
Other non-interest-bearing liabilities	2,370,394			2,326,106
Total capital	3,633,381			3,733,980
Total liabilities and capital	$70,428,336	$825,076	4.71%	$75,228,155	$827,467	4.41%
Net interest income		$108,255			$109,627
Net interest spread			0.28%			0.27%
Net interest margin			0.63%			0.59%

	For the Six Months Ended June 30,
	2024			2023
	Average Balance	Interest Income / Expense	Average Yield/Rate(1)	Average Balance	Interest Income / Expense	Average Yield/Rate(1)
Assets
Advances	$40,504,694	$1,080,779	5.37%	$46,233,267	1,101,537	4.80%
Interest-bearing deposits	2,725,360	73,612	5.43	2,823,071	67,502	4.82
Securities purchased under agreements to resell	1,192,972	32,183	5.43	2,450,851	58,205	4.79
Federal funds sold	3,824,819	103,140	5.42	3,853,635	90,845	4.75
Investment securities(2)	16,102,343	475,209	5.93	14,469,410	378,598	5.28
Mortgage loans(2)(3)	3,174,279	59,711	3.78	2,746,491	42,900	3.15
Other earning assets	—	—	—	17,680	431	4.92
Total interest-earning assets	67,524,467	1,824,634	5.43	72,594,405	1,740,018	4.83
Other non-interest-earning assets	1,538,768			1,543,805
Fair-value adjustments on investment securities	(333,720)			(329,482)
Total assets	$68,729,515	$1,824,634	5.34%	$73,808,728	$1,740,018	4.75%
Liabilities and capital
Consolidated obligations
Discount notes	$20,449,021	$545,143	5.36%	$28,104,807	661,525	4.75%
Bonds	41,601,835	1,042,031	5.04	38,869,940	872,090	4.52
Other interest-bearing liabilities	823,317	19,363	4.73	751,655	14,855	3.99
Total interest-bearing liabilities	62,874,173	1,606,537	5.14	67,726,402	1,548,470	4.61
Other non-interest-bearing liabilities	2,288,326			2,431,364
Total capital	3,567,016			3,650,962
Total liabilities and capital	$68,729,515	$1,606,537	4.70%	$73,808,728	$1,548,470	4.23%
Net interest income		$218,097			$191,548
Net interest spread			0.29%			0.22%
Net interest margin			0.65%			0.53%
_________________________
(1)    Yields are annualized.
(2)    Average balances are reflected at amortized cost.
(3)    Nonaccrual loans are included in the average balances used to determine average yield.

Rate and Volume Analysis

Changes in both average balances (volume) and interest rates influence changes in net interest income and net interest margin. Table 4 summarizes changes in interest income and interest expense for the three and six months ended June 30, 2024 and 2023. Changes in interest income and interest expense that are not identifiable as either volume or rate-related, but equally attributable to both volume and rate changes, have been allocated to the volume and rate categories based upon the proportion of the absolute value of the volume and rate changes.

Table 4 - Rate and Volume Analysis
(dollars in thousands)

	For the Three Months Ended June 30, 2024 vs. 2023			For the Six Months Ended June 30, 2024 vs. 2023
	Increase (Decrease) due to			Increase (Decrease) due to
	Volume	Rate	Total	Volume	Rate	Total
Interest income
Advances	$(88,980)	$41,292	$(47,688)	$(144,805)	$124,048	$(20,757)
Interest-bearing deposits	(34)	2,420	2,386	(2,400)	8,510	6,110
Securities purchased under agreements to resell	(17,494)	2,842	(14,652)	(33,084)	7,062	(26,022)
Federal funds sold	13,459	2,563	16,022	(684)	12,979	12,295
Investment securities	23,977	7,078	31,055	45,288	51,323	96,611
Mortgage loans	4,326	5,086	9,412	7,273	9,538	16,811
Other earning assets	(149)	(149)	(298)	(216)	(216)	(432)
Total interest income	(64,895)	61,132	(3,763)	(128,628)	213,244	84,616
Interest expense
Consolidated obligations
Discount notes	(68,285)	23,983	(44,302)	(196,271)	79,889	(116,382)
Bonds	5,829	35,070	40,899	63,979	105,962	169,941
Other interest-bearing liabilities	(32)	1,044	1,012	1,506	3,002	4,508
Total interest expense	(62,488)	60,097	(2,391)	(130,786)	188,853	58,067
Change in net interest income	$(2,407)	$1,035	$(1,372)	$2,158	$24,391	$26,549

Average Balance of Advances Outstanding

The average balance of total advances decreased $5.7 billion, or 12.4 percent, for the six months ended June 30, 2024, compared with the same period in 2023 during which depository members' demand for advances was elevated. This decrease in the average balance of advances was primarily concentrated in short-term fixed rate advances and variable-rate advances, partially offset by an increase in long-term fixed rate advances. We cannot predict future member demand for advances.

Average Balance of Investments

Average short-term money-market investments, consisting of interest-bearing deposits, securities purchased under agreements to resell, federal funds sold, and loans to other FHLBanks, decreased $1.4 billion, or 15.3 percent, for the six months ended June 30, 2024, compared with the same period in 2023, as liquidity needs were greater in 2023 compared to 2024 due to increased advances borrowing activity in the six months ended June 30, 2023. The yield earned on short-term money-market investments is highly correlated to short-term market interest rates. As a result of increases during 2023 in the FOMC's target range for the federal funds rate, average yields on overnight federal funds sold increased from 4.75 percent during the six months ended June 30, 2023, to 5.42 percent during the six months ended June 30, 2024, while average yields on securities purchased under agreements to resell increased from 4.79 percent for the six months ended June 30, 2023, to 5.43 percent for the six months ended June 30, 2024. These investments are used for liquidity management.

Average investment-securities balances increased $1.6 billion, or 11.3 percent for the six months ended June 30, 2024, compared with the same period in 2023. The increase was primarily the result of a $1.8 billion increase in average MBS.

Average Balance of COs

Average CO balances decreased $4.9 billion, or 7.4 percent, for the six months ended June 30, 2024, compared with the same period in 2023, resulting from our decreased funding needs principally due to the decrease in our average advances balances. This decrease consisted of a $7.7 billion decline in CO discount notes partially offset by a $2.7 billion increase in CO bonds.

The average balance of CO discount notes represented approximately 33.0 percent of total average COs for the six months ended June 30, 2024, compared with 42.0 percent of total average COs for the six months ended June 30, 2023. The average balance of CO bonds represented 67.0 percent and 58.0 percent of total average COs outstanding during the six months ended June 30, 2024 and 2023, respectively.

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

Table 5 - Effect of Derivative and Hedging Activities
(dollars in thousands)

	For the Three Months Ended June 30, 2024
Net Effect of Derivatives and Hedging Activities	Advances	Investments	Mortgage Loans	CO Bonds	CO Discount Notes	Total
Net interest income
Amortization / accretion of hedging activities (1)	$(296)	$—	$29	$(1,524)	$—	$(1,791)
Gains (losses) on designated fair-value hedges	83	(33)	—	(450)	—	(400)
Net interest settlements (2)	57,961	124,727	—	(156,976)	—	25,712
Price alignment interest (3)	(1,011)	(15,351)	—	405	—	(15,957)
Total net interest income	56,737	109,343	29	(158,545)	—	7,564

Net losses on derivatives and hedging activities
Losses on derivatives not receiving hedge accounting	(8)	—	—	—	(87)	(95)
Mortgage delivery commitments	—	—	47	—	—	47
Price alignment amount (3)	—	—	—	—	33	33
Net (losses) gains on derivatives and hedging activities	(8)	—	47	—	(54)	(15)

Total net effect of derivatives and hedging activities	$56,729	$109,343	$76	$(158,545)	$(54)	$7,549

	For the Three Months Ended June 30, 2023
Net Effect of Derivatives and Hedging Activities	Advances	Investments	Mortgage Loans	CO Bonds	Total
Net interest income
Amortization / accretion of hedging activities (1)	$(471)	$—	$(64)	$(801)	$(1,336)
Gains (losses) on designated fair-value hedges	1,402	3,224	—	(40)	4,586
Net interest settlements (2)	43,516	114,828	—	(156,932)	1,412
Price alignment interest (3)	(1,829)	(10,299)	—	257	(11,871)
Total net interest income	42,618	107,753	(64)	(157,516)	(7,209)

Net losses on derivatives and hedging activities
Mortgage delivery commitments	—	—	(416)	—	(416)
Net losses on derivatives and hedging activities	—	—	(416)	—	(416)

Total net effect of derivatives and hedging activities	$42,618	$107,753	$(480)	$(157,516)	$(7,625)

	For the Six Months Ended June 30, 2024
Net Effect of Derivatives and Hedging Activities	Advances	Investments	Mortgage Loans	CO Bonds	CO Discount Notes	Total
Net interest income
Amortization / accretion of hedging activities (1)	$(647)	$—	$29	$(4,056)	$—	$(4,674)
Gains (losses) on designated fair-value hedges	2,368	3,012	—	(707)	—	4,673
Net interest settlements (2)	116,305	249,046	—	(319,236)	—	46,115
Price alignment interest (3)	(1,871)	(29,505)	—	886	—	(30,490)
Total net interest income	116,155	222,553	29	(323,113)	—	15,624

Net gains (losses) on derivatives and hedging activities
Gains (losses) on derivatives not receiving hedge accounting	15	—	—	—	(119)	(104)
Mortgage delivery commitments	—	—	(409)	—	—	(409)
Price alignment interest (3)	—	—	—	—	48	48
Net gains (losses) on derivatives and hedging activities	15	—	(409)	—	(71)	(465)

Total net effect of derivatives and hedging activities	$116,170	$222,553	$(380)	$(323,113)	$(71)	$15,159

	For the Six Months Ended June 30, 2023
Net Effect of Derivatives and Hedging Activities	Advances	Investments	Mortgage Loans	CO Bonds	Total
Net interest income
Amortization / accretion of hedging activities (1)	$(983)	$—	$(146)	$(1,402)	$(2,531)
Gains (losses) on designated fair-value hedges	334	(2,880)	—	(190)	(2,736)
Net interest settlements (2)	71,971	212,054	—	(297,742)	(13,717)
Price alignment interest (3)	(3,583)	(20,357)	—	540	(23,400)
Total net interest income	67,739	188,817	(146)	(298,794)	(42,384)

Net losses on derivatives and hedging activities
Mortgage delivery commitments	—	—	(349)	—	(349)
Net losses on derivatives and hedging activities	—	—	(349)	—	(349)

Total net effect of derivatives and hedging activities	$67,739	$188,817	$(495)	$(298,794)	$(42,733)
________________________
(1)    Represents the amortization/accretion of hedging fair-value adjustments and cash-flow hedge amortization reclassified from accumulated other comprehensive income.
(2)    Represents interest income/expense on derivatives included in net interest income.
(3)    Relates to derivatives for which variation margin payments are characterized as daily settled contracts.

FINANCIAL CONDITION

Advances

At June 30, 2024, the advances portfolio totaled $42.3 billion, an increase of $335.8 million from $42.0 billion at December 31, 2023.

Table 6 - Advances Outstanding by Product Type
(dollars in thousands)

	June 30, 2024		December 31, 2023
	Par Value	Percent of Total	Par Value	Percent of Total
Fixed-rate advances
Short-term	$12,635,046	29.7%	$11,725,587	27.9%
Long-term	12,076,166	28.4	11,550,277	27.5
Putable	7,006,870	16.5	5,896,570	14.0
Callable	2,500,000	5.9	2,500,000	5.9
Overnight	1,890,354	4.5	3,599,404	8.6
Amortizing	1,015,950	2.4	1,058,714	2.5
	37,124,386	87.4	36,330,552	86.4

Variable-rate advances
Simple variable (1)	5,357,344	12.6	5,650,195	13.4
Putable	—	—	80,000	0.2
All other variable-rate indexed advances	2,503	—	5,909	—
	5,359,847	12.6	5,736,104	13.6
Total par value	$42,484,233	100.0%	$42,066,656	100.0%
________________________
(1)    Includes floating-rate advances that may be contractually prepaid by the borrower on a floating-rate reset date without incurring prepayment or termination fees.

See Part I — Item 1 — Financial Statements — Notes to the Financial Statements — Note 3 — Advances for disclosures relating to redemption terms of advances.

Advances Credit Risk

We manage credit risk on advances by monitoring the financial condition of our borrowers and by holding sufficient collateral to protect the Bank from credit losses. The Bank has an internal credit rating methodology that estimates each borrower’s credit risk relying on call report data and other quantitative factors as well as qualitative considerations including, but not limited to, regulatory examination reports. Based on its rating, we assign each member and non-member housing associate to a credit category (one through four) to allow the Bank to leverage risk mitigation strategies across groups of similarly rated members. Each credit category reflects increasing limitations on borrowing capacity and terms to maturity, as well as our increasing level of control over the collateral pledged by the borrower.

•Credit category one (Credit Category-1), a borrower is generally in a satisfactory financial condition.
•Credit category two (Credit Category-2), a borrower shows financial weakness or weakening financial trends.
•Credit category three (Credit Category-3), a borrower demonstrates financial weaknesses that present an elevated level of concern.
•Credit category four (Credit Category-4), a borrower shows significant financial weaknesses and a high likelihood of failure over the next 12 months.

The Bank may impose different borrowing capacity limitations or collateral pledging requirements on a borrower if the Bank determines that doing so mitigates risks to the Bank and/or the borrower.

For additional information on our management of credit risk on our advances, see Part II — Item 7 — Management Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition — Advances — Advances Credit Risk in our 2023 Annual Report.

The following table presents a summary of the status of the credit outstanding and overall collateral borrowing capacity of the Bank’s borrowers as of June 30, 2024.

Table 7 - Credit Outstanding and Collateral Borrowing Capacity by Credit Category
(dollars in thousands)

	June 30, 2024
	Borrowers with Credit Outstanding
		Credit Outstanding(1)	Collateral Borrowing Capacity(2)
Borrower Credit Category	Number		Total	Used
Member borrowers(3)
Credit Category-1	295	$50,006,075	$142,855,177	35.0%
Credit Category-2	39	1,772,290	3,679,406	48.2
Credit Category-3	7	401,903	494,708	81.2
Credit Category-4	—	—	—	—
Nonmember borrowers(4)
Former members	7	70,752	137,377	51.5
Housing associates	4	33,684	38,194	88.2
Total	352	$52,284,704	$147,204,862	35.5%
_______________________
(1)    Includes advances, accrued interest on advances, letters of credit, unused line of credit, and the credit enhancement obligation on mortgage loans.
(2)    Collateral borrowing capacity does not represent any commitment to lend on the part of the Bank.
(3)    Because they are subject to different laws and regulations than depository institutions, non-depository members are obligated to deliver eligible collateral regardless of their assigned credit category.
(4)    Nonmember borrowers, consisting of housing associates and institutions that are former members or have acquired former members, are obligated to deliver all required collateral. Other than housing associates, nonmember borrowers may not request new advances and are not permitted to extend or renew any advances they have assumed.

All pledged collateral is subject to collateral discounts, or haircuts, to the market value or par value, as applicable, based on our opinion of the risk that such collateral presents. We are prohibited by Section 10(a) of the FHLBank Act from making advances without sufficient collateral. We have never experienced a credit loss on an advance.

The Bank may adjust the credit category of a member from time to time based on the financial reviews and other information pertinent to that member.

We have not recorded any allowance for credit losses on advances at June 30, 2024, and December 31, 2023, for the reasons discussed in Part 1 - Item 1 — Financial Statements — Notes to the Financial Statements — Note 3 — Advances.

Table 8 - Top Five Advance-Borrowing Institutions
(dollars in thousands)

	June 30, 2024
Name	Par Value of Advances	Percent of Total Par Value of Advances	Weighted-Average Rate (1)
State Street Bank and Trust Company	$5,500,000	13.0%	5.43%
Webster Bank, N.A.	2,809,843	6.6	5.49
Massachusetts Mutual Life Insurance Company	2,600,000	6.1	2.51
Hingham Institution for Savings	1,648,675	3.9	4.62
The Washington Trust Company	1,550,000	3.6	5.05
Total of top five advance-borrowing institutions	$14,108,518	33.2%

	December 31, 2023
Name	Par Value of Advances	Percent of Total Par Value of Advances	Weighted-Average Rate (1)
Citizens Bank, N.A.	$4,286,128	10.2%	5.57%
State Street Bank and Trust Company	2,500,000	6.0	5.27
Webster Bank, N.A.	2,360,018	5.6	5.52
Massachusetts Mutual Life Insurance Company	2,100,000	5.0	1.78
Hingham Institution for Savings	1,692,675	4.0	4.75
Total of top five advance-borrowing institutions	$12,938,821	30.8%
_______________________
(1)    Weighted-average rates are based on the contract rate of each advance without taking into consideration the effects of interest-rate-exchange agreements that we may use as hedging instruments.

Investments

At June 30, 2024, investment securities and short-term money-market instruments totaled $22.4 billion, an increase of $1.3 billion from $21.2 billion at December 31, 2023.

Short-term money-market investments decreased $16.7 million to $5.7 billion at June 30, 2024, compared with December 31, 2023. The decrease was attributable to a decrease of $350.0 million in securities purchased under agreements to resell offset by increases of $272.3 million in interest bearing deposits and $61.0 million in federal funds sold.

Investment securities increased $1.3 billion to $16.7 billion at June 30, 2024, compared with $15.4 billion at December 31, 2023. The increase was primarily due to the $1.4 billion increase in the par value of MBS.

Investments Credit Risk

We are subject to credit risk on unsecured investments consisting primarily of short-term (meaning one year or less to maturity) money-market instruments issued by high-quality financial institutions and long-term (original maturity greater than one year) debentures issued or guaranteed by U.S. agencies, U.S government-owned corporations, GSEs, and supranational institutions.

We place short-term funds with large, high-quality financial institutions that must be rated in at least the third-highest internal rating category on a rating scale of FHFA1 through FHFA7, reflecting progressively lower credit quality. The internal rating categories of FHFA1 through FHFA4 are considered to be investment quality. As of June 30, 2024, all of these placements either expired within one day or were payable upon demand. See Part 1 — Item 1 — Business — Business Lines — Investments in the 2023 Annual Report for additional information.

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

Table 9 - Credit Ratings of Investments at Carrying Value
(dollars in thousands)

	As of June 30, 2024
	Long-Term Credit Rating
Investment Category	Triple-A	Double-A	Single-A	Unrated
Money-market instruments: (1)
Interest-bearing deposits	$—	$149	$1,915,721	$—
Securities purchased under agreements to resell	—	—	1,250,000	—
Federal funds sold	—	526,000	2,035,000	—
Total money-market instruments	—	526,149	5,200,721	—

Investment securities:(2)

Non-MBS:
U.S. Treasury obligations	—	5,670,015	—	—
Corporate bonds	—	—	—	1,557
U.S. government-owned corporations	—	226,140	—	—
GSE	—	96,092	—	—
Supranational institutions	338,739	—	—	—
HFA securities	17,039	4,135	—	—
Total non-MBS	355,778	5,996,382	—	1,557

MBS:
U.S. government guaranteed - single-family	—	223,661	—	—
U.S. government guaranteed - multifamily	—	469,080	—	—
GSE – single-family	—	2,220,591	—	—
GSE – multifamily	—	7,442,660	—	—
Total MBS	—	10,355,992	—	—

Total investment securities	355,778	16,352,374	—	1,557

Total investments	$355,778	$16,878,523	$5,200,721	$1,557
_______________________
(1)    The counterparty NRSRO rating is used for money-market instruments. Counterparty ratings are obtained from Moody's, Fitch, Inc. (Fitch), and S&P and are each as of June 30, 2024. If there is a split rating, the lowest rating is used. In certain instances where a counterparty is unrated, the Bank may assign a deemed rating to the counterparty and that deemed rating is used.
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

Table 10 - Unsecured Credit Related to Money-Market Instruments and Debentures by Carrying Value
(dollars in thousands)

	Carrying Value
	June 30, 2024	December 31, 2023
Federal funds sold	$2,561,000	$2,500,000
Interest bearing deposits	1,915,870	1,643,587
Supranational institutions	338,739	346,375
U.S. government-owned corporations	226,140	235,191
GSEs	96,092	99,421
Corporate bonds	1,557	1,395

Mortgage Loans

We invest in mortgages through the MPF program. The MPF program is further described under — Mortgage Loans Credit Risk and in Part I — Item 1 — Business — Business Lines — Mortgage Loan Finance in the 2023 Annual Report.

As of June 30, 2024, our mortgage loan investment portfolio totaled $3.3 billion, an increase of $286.2 million from December 31, 2023. This increase is the result of an increase in mortgage loan purchase volume during 2024. We expect continued competition from Fannie Mae and Freddie Mac, as well as from private mortgage loan acquirers, for loan investment opportunities.

Mortgage Loans Credit Risk

We are subject to credit risk from the mortgage loans in which we invest due to our exposure to the credit risk of the underlying borrowers and the credit risk of the participating financial institutions when the participating financial institutions retain credit-enhancement and/or servicing obligations. For additional information on the credit risks arising from our participation in the MPF program, see Part II — Item 7 — Management's Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition — Mortgage Loans — Mortgage Loans Credit Risk in the 2023 Annual Report. For information on the credit performance of our mortgage loan portfolio as of June 30, 2024, see Item I — Financial Statements — Notes to Financial Statements — Note 4 — Mortgage Loans Held for Portfolio in this report.

Although our mortgage loan portfolio includes loans throughout the U.S., concentrations of 5 percent or greater of the par value of our conventional mortgage loan portfolio are shown in Table 11.

Table 11 - State Concentrations by Par Value

	Percentage of Total Par Value of Conventional Mortgage Loans
	June 30, 2024	December 31, 2023
Massachusetts	60%	62%
Maine	15	13
Connecticut	7	7
Vermont	5	5
All others	13	13
Total	100%	100%

We place conventional mortgage loans on nonaccrual status when the collection of interest or principal is doubtful or contractual principal or interest is 90 days or more past due. Accrued interest on nonaccrual loans is excluded from interest income. We monitor the delinquency levels of the mortgage loan portfolio on a monthly basis.

Table 12 - Mortgage Loans - Risk Elements and Credit Losses
(dollars in thousands)

	For the Six Months Ended June 30,
	2024	2023
Average par value of mortgage loans outstanding during the period ending	$3,135,859	$2,707,397
Net recoveries	—	7
Net charge-offs to average loans outstanding during the period ending	—%	—%

	As of June 30, 2024	As of December 31, 2023
Mortgage loans held for portfolio, par value	$3,308,002	$3,023,423
Nonaccrual loans, par value	6,019	7,871
Allowance for credit losses on mortgage loans	2,200	2,000
Allowance for credit losses to mortgage loans held for portfolio	0.07%	0.07%
Nonaccrual loans to mortgage loans held for portfolio	0.18	0.26
Allowance for credit losses to nonaccrual loans	36.55	25.41

Consolidated Obligations

See Liquidity and Capital Resources for information regarding our COs.

Derivative Instruments

All derivatives are recorded on the statement of condition at fair value and classified as either derivative assets or derivative liabilities. Bilateral and cleared derivatives outstanding are classified as assets or liabilities according to the net fair value of derivatives aggregated by each counterparty. Derivative assets' net fair value, net of cash collateral and accrued interest, totaled $340.3 million and $383.1 million as of June 30, 2024, and December 31, 2023, respectively. Derivative liabilities' net fair value, net of cash collateral and accrued interest, totaled $754 thousand and $3.0 million as of June 30, 2024, and December 31, 2023, respectively.

The following table presents a summary of the notional amounts and estimated fair values of our outstanding derivatives, excluding accrued interest, and related hedged item by product and type of accounting treatment as of June 30, 2024, and December 31, 2023. The notional amount represents the hypothetical principal basis used to determine periodic interest payments received and paid. However, the notional amount does not represent an actual amount exchanged or our overall exposure to credit and market risk.

Table 13 - Derivatives and Hedge-Accounting Treatment
(dollars in thousands)

			June 30, 2024		December 31, 2023
Hedged Item	Derivative	Designation(2)	Notional Amount	Fair Value	Notional Amount	Fair Value
Advances (1)	Swaps	Fair value	$13,767,306	$(51,256)	$12,534,180	$(120,326)
	Swaps	Economic	—	—	90,000	(793)
Total associated with advances			13,767,306	(51,256)	12,624,180	(121,119)
Available-for-sale securities	Swaps	Fair value	12,219,697	(249,468)	12,391,160	(197,733)
COs	Swaps	Fair value	22,123,700	(842,562)	26,662,140	(876,631)
	Swaps	Economic	658,060	18	—	—
	Forward starting swaps	Cash Flow	1,151,000	985	1,391,000	83
Total associated with COs			23,932,760	(841,559)	28,053,140	(876,548)
Total			49,919,763	(1,142,283)	53,068,480	(1,195,400)
Mortgage delivery commitments			51,959	436	29,995	290
Total derivatives			$49,971,722	(1,141,847)	$53,098,475	(1,195,110)
Accrued interest				315,452		262,631
Cash collateral, including related accrued interest				1,165,903		1,312,535
Net derivatives				$339,508		$380,056

Derivative asset				$340,262		$383,073
Derivative liability				(754)		(3,017)
Net derivatives				$339,508		$380,056
 _______________________
(1)    As of December 31, 2023, embedded derivatives separated from certain advance contracts with an aggregate notional amount of $90.0 million and fair value of $790 thousand are not included in the table.
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

Our daily average aggregate notional amount for uncleared derivatives transactions between June 2023 and August 2023 exceeded $8 billion and, as a result, we remained subject to two-way initial margin obligations as required by the Wall Street Reform and Consumer Protection Act. For uncleared derivatives transactions executed on or after September 1, 2022, a party whose initial margin requirement exceeds a specified threshold (which may not exceed $50 million) would be required to deliver collateral in the amount by which the initial margin requirement exceeds such specified threshold. Initial margin is required to be held at a third-party custodian for the benefit of the secured party, which can only assert ownership of such collateral upon the occurrence of certain events, which may include an event of default due to bankruptcy, insolvency, or similar proceeding. As of June 30, 2024, all initial margin requirements owed to our uncleared derivative counterparties by us or owed to us by our uncleared derivative counterparties were less than specified delivery thresholds.

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

Table 14 - Credit Exposure to Derivatives Counterparties
(dollars in thousands)

	As of June 30, 2024
	Notional Amount	Net Derivatives Fair Value Before Collateral	Cash Collateral Pledged to Counterparty	Net Credit Exposure to Counterparties
Asset positions with credit exposure:
Uncleared derivatives
Single-A	$1,172,500	$6,386	$(6,150)	$236
Cleared derivatives	20,534,693	16,165	321,377	337,542

Liability positions with credit exposure:
Uncleared derivatives
Single-A	15,503,000	(287,347)	289,391	2,044
Total interest-rate swap positions with nonmember counterparties to which we had credit exposure	37,210,193	(264,796)	604,618	339,822

Mortgage delivery commitments (1)	51,959	440	—	440
Total	$37,262,152	$(264,356)	$604,618	$340,262
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

We are unable to predict future trends in member credit needs because they are driven by complex interactions among several factors, including, but not limited to, increases and decreases in members assets and deposits, and the attractiveness of advances compared to other sources of wholesale funding. We regularly monitor current trends and anticipate future debt issuance needs and maintain a portfolio of highly liquid assets to be prepared to fund member credit needs and investment opportunities. We are generally able to expand our CO debt issuance in response to members' increased need for advances and to increase our acquisitions of mortgage loans. Alternatively, in response to reduced member credit needs, we may shrink our balance sheet by allowing our COs to mature without replacement, transferring debt to another FHLBank, repurchasing and retiring outstanding COs, or redeeming callable COs on eligible redemption dates.

Sources and Uses of Liquidity. Our primary sources of liquidity are proceeds from the issuance of COs and advance repayments, and maturing short-term investments, as well as cash and investment holdings that are primarily high-quality, short- and intermediate-term financial instruments that can be sold or pledged as collateral under a repurchase agreement. During the six months ended June 30, 2024, we maintained continuous access to funding and adapted our debt issuance to meet the needs of our members.

Secondary sources of liquidity include payments collected on mortgage loans, proceeds from the issuance of capital stock, and member deposits. In addition, under the FHLBank Act, the U.S. Treasury may purchase up to $4 billion of FHLBank COs. The terms, conditions, and interest rates in such a purchase would be determined by the U.S. Treasury. This authority may be exercised at the discretion of the U.S. Treasury with the agreement of the FHFA only if alternative means cannot be effectively employed to permit members of the FHLBanks to continue to supply reasonable amounts of funds to the mortgage market, and the ability to supply such funds is substantially impaired because of monetary stringency and high interest rates. There were no such purchases by the U.S. Treasury during the six months ended June 30, 2024.

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

Liquidity Management Action Trigger. We maintain a liquidity management action trigger pertaining to projected net cash flow: if projected net cash flow falls below zero on or before the 21st day following the measurement date, then management of the Bank is notified and determines whether any corrective action is necessary. We did not breach this threshold at any time during the six months ended June 30, 2024. Table 15 below shows this calculation as of June 30, 2024.

Table 15 - Projected Net Cash Flow
(dollars in thousands)

As of June 30, 2024
21 Days
Uses of funds
Interest payable	$175,566
Maturing or expected option exercise of liabilities	8,371,447
Committed asset settlements	650
Capital outflow	52,289
MPF delivery commitments	51,959
Gross uses of funds	8,651,911

Sources of funds
Interest receivable	235,405
Maturing or projected amortization of assets	12,011,602
Committed liability settlements	1,116,360
Cash and due from banks and interest bearing deposits	1,965,762
Other	14,532
Gross sources of funds	15,343,661

Projected net cash flow	$6,691,750

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

We were in compliance with the Base Case Liquidity Requirement at all times during the six months ended June 30, 2024.

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

Additionally, the Bank is exposed to refinancing risk since, over certain time horizons, it has more liabilities than assets maturing. In order to manage the Bank’s refinancing risk, we maintain a policy that limits the potential difference between the amount of financial assets and the amount of financial liabilities expected to mature within three-month and one-year time horizons inclusive of projected mortgage-related prepayment activity. We measure this difference, or gap, as a percentage of total assets over three-month and one-year time horizons. In conformity with the provisions of the Liquidity Guidance AB, the Bank has instituted a limit and management action trigger framework around these metrics as follows:

Table 16 - Funding Gap Metric

Funding Gap Metric (1)	Limit	Management Action Trigger	Three-Month Average June 30, 2024	Three-Month Average December 31, 2023
3-month Funding Gap	15%	13%	8.2%	3.8%
1-year Funding Gap	30%	25%	14.8%	17.5%
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

Debt Financing — Consolidated Obligations

At June 30, 2024, and December 31, 2023, outstanding COs for which we are primarily liable, including both CO bonds and CO discount notes, totaled $63.7 billion and $62.2 billion, respectively. CO bonds outstanding for which we are primarily liable at June 30, 2024, and December 31, 2023, include issued callable bonds totaling $17.2 billion and $22.2 billion, respectively.

CO discount notes comprised 33.0 percent and 35.3 percent of the outstanding COs for which we are primarily liable at June 30, 2024, and December 31, 2023, respectively, but accounted for 78.0 percent and 76.0 percent of the proceeds from the issuance of such COs during the six months ended June 30, 2024 and 2023, respectively.

Overall, we continued to experience strong demand for COs among investors. During the period covered by this report, the capital markets have supported our funding needs and we have been able to issue debt in the amounts and structures required to satisfy the demand for advances and meet our funding and risk-management needs.

The Federal Reserve continues to signal its vigilance over persistently high inflation, which has eased over the past year but remains somewhat elevated. As such, the Federal Reserve has announced that it will continue to reduce its holdings of U.S. Treasury securities and U.S. Agency debt and mortgage-backed securities. These actions remain important factors that could continue to shape investor demand for debt, including COs.

Capital

Total capital at June 30, 2024, was $3.7 billion compared with $3.5 billion at December 31, 2023.

The FHLBank Act and FHFA regulations specify that each FHLBank is required to satisfy certain minimum regulatory capital requirements. We were in compliance with these requirements at June 30, 2024, as discussed in Part 1 — Item 1 — Financial Statements — Notes to the Financial Statements — Note 9 — Capital.

Capital Rule

The FHFA's regulation on FHLBank capital classification and critical capital levels (the Capital Rule), among other things, establishes criteria for four capital classifications and corrective action requirements for FHLBanks that are classified in any classification other than adequately capitalized. The Capital Rule requires the Director of the FHFA to determine on no less than a quarterly basis the capital classification of each FHLBank. By letter dated June 24, 2024, the Director of the FHFA notified us that, based on financial information as of March 31, 2024, we met the definition of adequately capitalized under the Capital Rule.

Internal Capital Practices and Policies

We also take steps as we believe prudent beyond legal or regulatory requirements to ensure capital adequacy, reflected in our internal minimum capital requirement, which exceeds regulatory requirements, our minimum retained earnings target, and limitations on our dividends.

Internal Minimum Capital Requirement in Excess of Regulatory Requirements

To provide protection for our capital base, we maintain an internal minimum capital requirement whereby the amount of paid-in capital stock and retained earnings (together, our actual regulatory capital) must be at least equal to the sum of 4 percent of our total assets plus an amount we measure as our risk exposure with 99 percent confidence using our economic capital model (together, our internal minimum capital requirement). As of June 30, 2024, this internal minimum capital requirement equaled $3.4 billion, which was satisfied by our actual regulatory capital of $4.0 billion.

Minimum Retained Earnings Target

At June 30, 2024, we had total retained earnings of $1.9 billion compared with our minimum retained earnings target of $700.0 million. We generally view our minimum retained earnings target as a floor for retained earnings rather than as a retained earnings limit and expect to continue to grow our retained earnings modestly even though we exceed the target.

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

Table 17 - Capital Stock Requirements and Excess Capital Stock
(dollars in thousands)

	Membership Stock Investment Requirement	Activity-Based Stock Investment Requirement	Total Stock Investment Requirement (1)	Outstanding Class B Capital Stock (2)	Excess Class B Capital Stock
June 30, 2024	$346,107	$1,700,944	$2,047,072	$2,099,361	$52,289
December 31, 2023	335,004	1,666,987	2,002,011	2,048,536	46,525
_______________________
(1)    Total stock investment requirement is rounded up to the nearest $100 on an individual member basis.
(2)    Class B capital stock outstanding includes mandatorily redeemable capital stock.

To facilitate our ability to maintain a prudent level of capitalization and an efficient capital structure, while providing for an equitable allocation of excess stock ownership among members, we conduct daily repurchases of excess stock from any shareholder whose excess stock exceeds the lesser of $3 million or 3 percent of the shareholder’s total stock investment requirement, subject to the minimum repurchase of $100,000. We plan to continue this practice, subject to regulatory requirements and our liquidity or capital management needs, although repurchase decisions remain at our sole discretion, and we retain authority to adjust our excess stock repurchase practices subject to notice requirements defined in our Capital Plan, or to suspend repurchases of excess stock from any shareholder or all shareholders without prior notice.

Restricted Retained Earnings and the Joint Capital Agreement

At June 30, 2024, our total required contribution to the restricted retained earnings account was $645.5 million compared with the current restricted retained earnings account balance of $480.8 million.

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

CRITICAL ACCOUNTING ESTIMATES

The preparation of financial statements in accordance with GAAP requires management to make a number of judgments, estimates, and assumptions that affect the reported amounts of assets, liabilities, income and expense. To understand the Bank's financial position and results of operations, it is important to understand the Bank's most significant accounting policies and the extent to which management uses judgment, estimates and assumptions in applying those policies. The Bank's critical accounting estimates include:

•Estimation of Fair Values, for derivatives, hedged items in a fair-value hedge relationship, and available-for-sale investment securities; and
•Amortization of Premiums and Accretion of Discounts Associated with Prepayable MBS.

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

As of June 30, 2024, we have not made any significant changes to the estimates and assumptions used in applying our critical accounting policies and estimates from those used to prepare our audited financial statements.

LEGISLATIVE AND REGULATORY DEVELOPMENTS

We summarize certain significant legislative and regulatory actions and related developments for the period covered by this report below.

FHFA’s Review and Analysis of the FHLBank System. On November 7, 2023, the FHFA issued a written report titled “FHLBank System at 100: Focusing on the Future,” (System at 100 Report) presenting its review and analysis of the eleven Federal Home Loan Banks (the FHLBank System) and the actions and recommendations it plans to pursue in service of its vision for the future of the FHLBank System. The System at 100 Report focused on four broad themes: (1) the mission of the FHLBank System; (2) the FHLBank System as a stable and reliable source of liquidity; (3) housing and community development; and (4) FHLBank System operational efficiency, structure, and governance. The FHFA has stated that it expects to continue a multi-year, collaborative effort with the FHLBanks, their member institutions, and other stakeholders to address the recommended actions in the System at 100 Report and has stated that it can implement some of the recommendations from the System at 100 Report through ongoing supervision, guidance, or rulemaking, as well as through statutory changes by proposing specific requests for Congressional action.

In April 2024, the FHFA provided an update on its plan to implement the System at 100 Report’s recommendations and announced key priorities for 2024, including, among others, (1) clarifying the FHLBank System mission; (2) aligning eligibility requirements for different types of FHLBank members; and (3) streamlining requirements related to the Affordable Housing Program (AHP). The FHFA stated it would maintain transparency and continue robust stakeholder engagement during the implementation process.

On May 16, 2024, the FHFA issued a request for input on updates to the mission statement for the FHLBank System, establishment of methods for measuring and evaluating mission achievement, which could include updating the list of the

FHLBanks’ core mission activities, and institution of a member incentive program that would provide added benefits in accordance with the members’ respective engagement with the FHLBanks’ housing finance and community development mission.

The FHFA made legislative recommendations for the FHLBank System in the FHFA 2023 Report to Congress issued on June 14, 2024, consistent with proposed plans and actions included in the System at 100 Report.

On June 20, 2024, the FHFA issued a request for input regarding the efficiency and effectiveness of the FHLBanks’ AHP competitive application process, including scope, complexity, documentation requirements, and interaction with other funders’ requirements, as well as suggestions for potential improvements, such as simplification of the AHP application process.

Feedback received from commentators in response to the FHFA’s requests for input may impact future FHFA supervisory, advisory, regulatory, or statutory proposals. We continue to monitor the FHFA’s efforts to implement the recommendations from the System at 100 Report, including proposed plans and actions, and we are unable to predict what actions will ultimately result, the timing or extent of any actions or changes, or the ultimate effect on us, our members, or the FHLBank System in the future. We plan to continue engaging with the FHFA and other stakeholders in an effort to ensure that the FHLBank System remains well positioned to serve the Bank’s members and their communities. For further discussion of the System at 100 Report, see, Part II — Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Legislative and Regulatory Developments in our 2023 Annual Report.

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

Strategies to Manage Market and Interest-Rate Risk

General

We use various strategies and techniques to manage our market- and interest-rate risk including the following and combinations of the following:

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

Table 18 - Interest-Rate Risk Management
(dollars in thousands)

	Outstanding Par Value/Notional Balance as of
	June 30, 2024	December 31, 2023
Fixed-rate noncallable debt, not hedged by interest-rate swaps	$10,993,910	$10,286,735
Fixed-rate callable debt not hedged by interest-rate swaps	1,251,500	1,131,500
CO debt hedged by interest-rate-exchange agreements, including both fair-value hedge relationships and economic hedge relationships (1)	22,781,760	26,662,140
Advances hedged by interest-rate-exchange agreements, including both fair-value hedge relationships and economic hedge relationships	13,767,306	12,624,180

Available-for-sale securities (non-MBS) hedged by interest-rate-exchange agreements	6,861,915	6,861,915
Available-for-sale securities (MBS) hedged by interest-rate-exchange agreements	5,357,782	5,529,245
Total hedged available-for-sale securities	12,219,697	12,391,160

Notional principal balance of forward starting interest-rate swaps hedging the anticipated future issuance of CO debt	1,151,000	1,391,000
_______________________
(1)    The amount for June 30, 2024, includes unsettled CO bonds with a par value of $45.0 million.

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

Table 19 - Interest-Rate / Market-Rate Risk Metrics

	June 30, 2024	December 31, 2023	Target, Limit or Management Action Trigger
MVE	$3.5 billion	$3.5 billion	None
MVE/BVE	96%	99%	None
MVE/Par Stock	168%	170%	Maintain above 130% (management action trigger) and 125% (limit)
Economic Capital Ratio	5.1%	5.2%	Maintain above 4.5% (management action trigger) and 4.0% (limit)
MVE/Par Stock			Maintain above 125% under a +/- 2 standard deviation shock of historically determined basis changes of the SOFR, Federal Funds-OIS, Treasury, and CO yield curves (management action trigger)
+ 2 standard deviation shock	159%	161%
- 2 standard deviation shock	177%	179%
VaR	13.9% of MVE	11.0% of MVE	Management action trigger invoked when VaR exceeds 12% of MVE
Duration of Equity (1)	+1.47 years	+0.75 years	Maintain between +/- 3.5 years (management action trigger) and +/- 4.0 years (limit)
MVE Sensitivity: (1)
Down 200 basis point parallel rate shock	2.2%	0.7%	Maintain above -10% (management action trigger) and -15% (limit)
Up 200 basis point parallel rate shock	(4.2)%	(2.4)%
Duration Gap (1)	+0.90 months	+0.46 months	None
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

The table below presents the VaR estimate as of June 30, 2024, and December 31, 2023, and represents the estimates of potential reduction to our MVE from potential future changes in interest rates and other market factors, as described above. Estimated potential market value loss exposures are expressed as a percentage of the current MVE. The table is intended to represent a statistically based range of VaR exposures.

Table 20 - Value-at-Risk
(dollars in millions)

	Value-at-Risk (Gain) Loss Exposure
	June 30, 2024		December 31, 2023
Confidence Level	% of MVE (1)	Amount	% of MVE (1)	Amount
50%	8.37%	$295.8	6.91%	$241.3
75%	10.14	358.2	7.97	278.4
95%	12.81	452.5	9.34	326.1
99%	13.27	468.9	10.68	373.0

Average of five worst scenarios - as of period end	13.87	490.1	10.95	382.5
_____________________________
(1)    Loss exposure is expressed as a percentage of base MVE.

In certain months during 2024 and 2023, we exceeded our VaR management action trigger. For example, as of June 30, 2024, our VaR measured 13.87 percent of the base case MVE, which exceeded our management action trigger of 12 percent. The VaR calculation is based on a combination of interest rate, volatility and OAS shock model inputs provided by the FHFA for establishment of the market risk component of our risk-based capital requirement. Beginning in the second quarter of 2023, the OAS shocks as provided by the FHFA were significantly increased from prior periods, which resulted in an increased VaR absent an equivalent change in the composition of the balance sheet or exposures as measured by other market risk metrics. The higher OAS shocks are a result of changes made by the FHFA to the assumption underlying this calculation in connection with the cessation of LIBOR in 2023. The potential exists for the FHFA to further change the OAS, interest rate and volatility shocks in the future. Senior management decided not to take action because the OAS shocks are applied to only assets and they believed that capital levels were sufficient relative to the metric.

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

Management has put in place management action triggers whereby senior management is explicitly informed of instances where our projected return on capital stock (ROCS) falls below the average yield on SOFR plus our current dividend spread over a twelve-month horizon in a variety of interest-rate shock scenarios limited to +/- 200 basis points and a +/- 2 standard deviation historically based immediate shock to basis spreads followed by an incremental reversion to current levels over 12 months. Our ROCS spread to SOFR remained above this management action trigger minimum during 2024. The results of this analysis for June 30, 2024, showed that in the base case our ROCS was 687 basis points over SOFR, and in the worst case modeled, the down 200 basis points scenario, our ROCS fell 182 basis points to 505 basis points over SOFR. For December 31, 2023, the results of this analysis showed in the base case our ROCS was 671 basis points over SOFR, and in the worst case modeled, the down 200 basis point scenario, our ROCS fell 224 basis points to 447 basis points over SOFR.

Certain Market and Interest-Rate Risk Metrics under Potential Interest-Rate Scenarios

We also monitor the sensitivities of MVE and the duration of equity to potential interest-rate scenarios. The following table presents certain market and interest-rate risk metrics under different interest-rate scenarios.

Table 21 - Market and Interest-Rate Risk Metrics
(dollars in millions)

	June 30, 2024
	Down 300(1)	Down 200(1)	Down 100(1)	Base	Up 100	Up 200	Up 300
MVE	$3,630	$3,610	$3,579	$3,533	$3,472	$3,386	$3,282
Percent change in MVE from base	2.7%	2.2%	1.3%	—%	(1.7)%	(4.2)%	(7.1)%
MVE/BVE	98%	98%	97%	96%	94%	92%	89%
MVE/Par Stock	173%	172%	170%	168%	165%	161%	156%
Duration of Equity	+0.63 years	+0.67 years	+1.08 years	+1.47 years	+2.14 years	+2.81 years	+3.30 years
Return on Capital Stock less SOFR	4.11%	5.05%	6.04%	6.87%	7.52%	8.10%	8.18%
Net income percent change from base	(48.44)%	(32.09)%	(15.35)%	—%	13.72%	26.91%	35.83%

	December 31, 2023
	Down 300(1)	Down 200(1)	Down 100(1)	Base	Up 100	Up 200	Up 300
MVE	$3,522	$3,518	$3,511	$3,492	$3,459	$3,408	$3,347
Percent change in MVE from base	0.9%	0.7%	0.5%	—%	(0.9)%	(2.4)%	(4.2)%
MVE/BVE	99%	99%	99%	99%	98%	96%	94%
MVE/Par Stock	172%	172%	171%	170%	169%	166%	163%
Duration of Equity	+0.11 years	+0.12 years	+0.38 years	+0.75 years	+1.19 years	+1.65 years	+1.81 years
Return on Capital Stock less SOFR	3.28%	4.47%	5.69%	6.71%	7.84%	8.66%	9.42%
Net income percent change from base	(56.49)%	(37.14)%	(17.69)%	—%	18.74%	34.55%	49.88%
____________________________
(1)    In an environment of low interest rates, downward rate shocks are floored as they approach zero, and therefore may not be fully representative of the indicated rate shock.

Item 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Senior management is responsible for establishing and maintaining a system of disclosure controls and procedures designed to ensure that information required to be disclosed by us in the reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC. Our disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, we recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of controls and procedures.

Our management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures, with the participation of the president and chief executive officer and chief financial officer, as of June 30, 2024. Based on that evaluation, our president and chief executive officer and chief financial officer have concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of June 30, 2024.

Changes in Internal Control over Financial Reporting

During the quarter ended June 30, 2024, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Number	Exhibit Description	Reference

10.1	The Federal Home Loan Bank of Boston Supplemental Executive Retirement Plan	Exhibit 10.1 to our 8-K filed with the SEC on June 13, 2024
10.2	Federal Home Loan Bank of Boston 2024 Executive Incentive Plan	Exhibit 10.1 to our 8-K filed with the SEC on June 5, 2024
10.3	Acceptance Agreement with Midland National Life Insurance Company.	Exhibit 10.1 to our Form 8-K filed with the SEC on July 3, 2024.
31.1	Certification of the president and chief executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed within this Form 10-Q
31.2	Certification of the chief financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed within this Form 10-Q
32.1	Certification of the president and chief executive officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed within this Form 10-Q
32.2	Certification of the chief financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed within this Form 10-Q
101.INS	XBRL Instance Document	The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document	Filed within this Form 10-Q
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	Filed within this Form 10-Q
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	Filed within this Form 10-Q
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	Filed within this Form 10-Q
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	Filed within this Form 10-Q
104	The cover page of the Bank’s Quarterly report on Form 10-Q, formatted in Inline XBRL	Included within the Exhibit 101 attachments

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date	FEDERAL HOME LOAN BANK OF BOSTON (Registrant)
August 13, 2024	By:	/s/	Timothy J. Barrett
Timothy J. Barrett President and Chief Executive Officer
August 13, 2024	By:	/s/	Frank Nitkiewicz
Frank Nitkiewicz Executive Vice President, Chief Operating Officer and Chief Financial Officer