Form 10-Q
period 2024-09-30
Federal Home Loan Bank of Boston
filed 2024-11-12
CIK 1331463

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
OR
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

Shares outstanding as of October 31, 2024 (in thousands)
Class B Stock, par value	$100	21,181

FEDERAL HOME LOAN BANK OF BOSTON
Form 10-Q

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

FEDERAL HOME LOAN BANK OF BOSTON STATEMENTS OF CONDITION (dollars and shares in thousands, except par value) (unaudited)
	September 30, 2024	December 31, 2023
ASSETS
Cash and due from banks	$50,242	$53,412
Interest-bearing deposits	1,809,628	1,643,587
Securities purchased under agreements to resell	2,750,000	1,600,000
Federal funds sold	4,585,000	2,500,000
Investment securities:
Trading securities	1,496	1,395
Available-for-sale securities (amortized cost of $17,203,037 and $15,684,997 at September 30, 2024 and December 31, 2023, respectively)	16,925,261	15,343,745
Held-to-maturity securities (a)	66,439	78,905
Total investment securities	16,993,196	15,424,045
Advances	42,006,806	41,958,583
Mortgage loans held for portfolio, net of allowance for credit losses of $2,200 and $2,000 at September 30, 2024 and December 31, 2023, respectively	3,543,560	3,059,331
Accrued interest receivable	223,195	185,709
Derivative assets, net	355,423	383,073
Other assets	79,791	334,534
Total Assets	$72,396,841	$67,142,274
LIABILITIES
Deposits
Interest-bearing	$728,197	$896,005
Non-interest-bearing	37,634	26,874
Total deposits	765,831	922,879
Consolidated obligations (COs):
Bonds	52,338,590	40,248,743
Discount notes	14,941,067	22,000,546
Total consolidated obligations	67,279,657	62,249,289
Mandatorily redeemable capital stock	5,086	6,083
Accrued interest payable	361,110	269,517
Affordable Housing Program (AHP) payable	97,381	87,164
Derivative liabilities, net	6,844	3,017
Other liabilities	73,574	65,711
Total liabilities	68,589,483	63,603,660
Commitments and contingencies (Note 12)
CAPITAL
Capital stock – Class B – putable ($100 par value), 21,615 shares and 20,425 shares issued and outstanding at September 30, 2024 and December 31, 2023, respectively	2,161,471	2,042,453
Retained earnings:
Unrestricted	1,380,713	1,339,546
Restricted	492,833	451,154
Total retained earnings	1,873,546	1,790,700
Accumulated other comprehensive loss	(227,659)	(294,539)
Total capital	3,807,358	3,538,614
Total Liabilities and Capital	$72,396,841	$67,142,274
_______________________________________
(a)    Fair values of held-to-maturity securities were $66,475 and $78,478 at September 30, 2024, and December 31, 2023, respectively.

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF BOSTON STATEMENTS OF OPERATIONS (dollars in thousands) (unaudited)
	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
INTEREST INCOME
Advances	$535,200	$486,508	$1,615,872	$1,587,597
Prepayment fees on advances, net	320	336	427	784
Interest-bearing deposits	34,893	38,562	108,505	106,064
Securities purchased under agreements to resell	18,108	28,450	50,291	86,655
Federal funds sold	53,249	57,936	156,389	148,781
Investment securities:
Trading securities	18	18	55	53
Available-for-sale securities	234,545	214,392	707,504	590,767
Held-to-maturity securities	970	1,123	3,183	3,311
Total investment securities	235,533	215,533	710,742	594,131
Mortgage loans held for portfolio	34,570	24,004	94,281	66,904
Other	—	174	—	605
Total interest income	911,873	851,503	2,736,507	2,591,521
INTEREST EXPENSE
Consolidated obligations:
Bonds	567,157	477,389	1,609,188	1,349,479
Discount notes	245,922	258,516	791,065	920,041
Total consolidated obligations	813,079	735,905	2,400,253	2,269,520
Deposits	8,805	11,348	27,909	25,785
Mandatorily redeemable capital stock	107	120	340	416
Other borrowings	95	1	121	123
Total interest expense	822,086	747,374	2,428,623	2,295,844
NET INTEREST INCOME	89,787	104,129	307,884	295,677
(Reduction of) provision for credit losses	(4)	(8)	196	85
NET INTEREST INCOME AFTER (REDUCTION OF) PROVISION FOR CREDIT LOSSES	89,791	104,137	307,688	295,592
OTHER INCOME (LOSS)
Service fees	3,269	3,418	9,326	10,626
Other, net	2,214	(1,351)	1,977	(555)
Total other income	5,483	2,067	11,303	10,071
OTHER EXPENSE
Compensation and benefits	11,894	11,102	36,529	33,060
Other operating expenses	7,758	7,577	22,119	21,454
Federal Housing Finance Agency (the FHFA)	1,189	1,653	3,568	4,958
Office of Finance	1,177	1,112	3,384	3,180
AHP voluntary contribution	507	—	1,852	2,000
Discretionary housing and community investment programs	4,567	6,105	16,673	9,357
Other	1,093	790	3,278	2,917
Total other expense	28,185	28,339	87,403	76,926
INCOME BEFORE ASSESSMENTS	67,089	77,865	231,588	228,737
AHP assessments	6,720	7,798	23,193	22,915
NET INCOME	$60,369	$70,067	$208,395	$205,822

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF BOSTON STATEMENTS OF COMPREHENSIVE INCOME (dollars in thousands) (unaudited)
	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
Net income	$60,369	$70,067	$208,395	$205,822
Other comprehensive income:
Net unrealized gains (losses) on available-for-sale securities	61,005	(58,738)	63,476	(48,534)
Net unrealized (losses) gains relating to hedging activities	(20,081)	24,080	3,631	28,871
Pension and postretirement benefits	(76)	(122)	(227)	(377)
Total other comprehensive income (loss)	40,848	(34,780)	66,880	(20,040)
Comprehensive income	$101,217	$35,287	$275,275	$185,782

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF BOSTON STATEMENTS OF CAPITAL THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2024 and 2023 (dollars and shares in thousands) (unaudited)

	Capital Stock Class B – Putable		Retained Earnings			Accumulated Other Comprehensive Loss
	Shares	Par Value	Unrestricted	Restricted	Total		Total Capital
BALANCE, JUNE 30, 2023	20,060	$2,006,046	$1,328,645	$426,846	$1,755,491	$(291,685)	$3,469,852
Comprehensive income			56,053	14,014	70,067	(34,780)	35,287
Proceeds from issuance of capital stock	13,662	1,366,171					1,366,171
Repurchase of capital stock	(13,633)	(1,363,343)					(1,363,343)
Stock reclassified to mandatorily redeemable capital stock	(18)	(1,815)					(1,815)
Cash dividends on capital stock			(46,363)		(46,363)		(46,363)
BALANCE, SEPTEMBER 30, 2023	20,071	$2,007,059	$1,338,335	$440,860	$1,779,195	$(326,465)	$3,459,789

BALANCE, JUNE 30, 2024	20,943	$2,094,276	$1,375,438	$480,759	$1,856,197	$(268,507)	$3,681,966
Comprehensive income (loss)			48,295	12,074	60,369	40,848	101,217
Proceeds from issuance of capital stock	8,249	824,902					824,902
Repurchase of capital stock	(7,577)	(757,707)					(757,707)
Cash dividends on capital stock			(43,020)		(43,020)		(43,020)
BALANCE, SEPTEMBER 30, 2024	21,615	$2,161,471	$1,380,713	$492,833	$1,873,546	$(227,659)	$3,807,358

BALANCE, DECEMBER 31, 2022	20,312	$2,031,178	$1,290,873	$399,695	$1,690,568	$(306,425)	$3,415,321
Comprehensive income			164,657	41,165	205,822	(20,040)	185,782
Proceeds from issuance of capital stock	41,289	4,128,863					4,128,863
Repurchase of capital stock	(41,509)	(4,150,886)					(4,150,886)
Stock reclassified to mandatorily redeemable capital stock	(21)	(2,096)					(2,096)
Cash dividends on capital stock			(117,195)		(117,195)		(117,195)
BALANCE, SEPTEMBER 30, 2023	20,071	$2,007,059	$1,338,335	$440,860	$1,779,195	$(326,465)	$3,459,789

BALANCE, DECEMBER 31, 2023	20,425	$2,042,453	$1,339,546	$451,154	$1,790,700	$(294,539)	$3,538,614
Comprehensive income			166,716	41,679	208,395	66,880	275,275
Proceeds from issuance of capital stock	22,273	2,227,360					2,227,360
Repurchase of capital stock	(21,083)	(2,108,342)					(2,108,342)
Cash dividends on capital stock			(125,549)		(125,549)		(125,549)
BALANCE, SEPTEMBER 30, 2024	21,615	$2,161,471	$1,380,713	$492,833	$1,873,546	$(227,659)	$3,807,358

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF BOSTON STATEMENTS OF CASH FLOWS (dollars in thousands) (unaudited)
	For the Nine Months Ended September 30,
	2024	2023
OPERATING ACTIVITIES
Net income	$208,395	$205,822
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	(453)	19,589
Provision for credit losses	196	85
Net change in derivatives and hedging activities	(332,788)	123,290
Other adjustments, net	4,023	5,969
Net change in:
Market value of trading securities	(100)	(37)
Accrued interest receivable	(37,486)	(28,469)
Other assets	5,724	2,392
Accrued interest payable	91,599	140,876
Other liabilities	17,009	12,025
Total adjustments	(252,276)	275,720
Net cash (used in) provided by operating activities	(43,881)	481,542

INVESTING ACTIVITIES
Net change in:
Interest-bearing deposits	196,119	(58,730)
Securities purchased under agreements to resell	(1,150,000)	(500,000)
Federal funds sold	(2,085,000)	266,000
Advances to members	79,358	1,415,643
Available-for-sale securities:
Proceeds	644,808	271,641
Purchases	(1,626,434)	(820,961)
Held-to-maturity securities:
Proceeds	12,179	15,898
Mortgage loans held for portfolio:
Proceeds	209,719	177,549
Purchases	(697,647)	(364,048)
Other investing activities, net	(1,458)	(7,832)
Net cash (used in) provided by investing activities	(4,418,356)	395,160

FEDERAL HOME LOAN BANK OF BOSTON STATEMENTS OF CASH FLOWS — (Continued) (dollars in thousands) (unaudited)
	For the Nine Months Ended September 30,
	2024	2023
FINANCING ACTIVITIES
Net change in deposits	(156,435)	506,842
Net payments on derivatives with a financing element	(2,389)	36,070
Net proceeds from issuance of consolidated obligations:
Discount notes	73,404,472	109,089,082
Discount notes transferred from other FHLBanks	614,234	—
Bonds	28,278,786	25,246,360
Bonds transferred from other FHLBanks	5,804,945	—
Payments for maturing and retiring consolidated obligations:
Discount notes	(80,481,393)	(115,783,630)
Discount notes transferred to other FHLBanks	(612,816)	—
Bonds	(22,382,775)	(19,514,435)
Payment of financing lease	(34)	(162)
Proceeds from issuance of capital stock	2,227,360	4,128,863
Payments for repurchase of capital stock	(2,108,342)	(4,150,886)
Payments for redemption of mandatorily redeemable capital stock	(997)	(6,243)
Cash dividends paid	(125,549)	(117,195)
Net cash provided by (used in) financing activities	4,459,067	(565,334)
Net (decrease) increase in cash and due from banks	(3,170)	311,368
Cash and due from banks at beginning of the period	53,412	7,593
Cash and due from banks at end of the period	$50,242	$318,961
Supplemental disclosures:
Interest paid	$2,322,900	$2,166,889
AHP payments	$14,132	$13,442
Noncash transfers of mortgage loans held for portfolio to other assets	$265	$392
Noncash lease liabilities arising from obtaining right-of-use assets	$—	$26,314

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

Note 2 — Investments

Interest-Bearing Deposits, Securities Purchased under Agreements to Resell, and Federal Funds Sold

We invest in interest-bearing deposits, securities purchased under agreements to resell, and federal funds sold to provide short-term liquidity. These investments are generally transacted with counterparties that have received, or whose guarantors have received, a credit rating of triple-B or greater (investment grade) by a nationally recognized statistical rating organization (NRSRO), or the equivalent. At September 30, 2024, and December 31, 2023, none of these investments were made to counterparties or, if applicable, guaranteed by entities rated below single-A or the equivalent.

Securities purchased under agreements to resell are short-term and are structured such that they are evaluated daily to determine if the market value of the underlying securities decreases below the market value required as collateral (i.e. subject to collateral maintenance provisions). If so, the counterparty must place an amount of additional securities as collateral or remit an equivalent amount of cash sufficient to comply with collateral maintenance provisions, generally by the next business day. Based upon the collateral held as security and collateral maintenance provisions with our counterparties, we determined that no allowance for credit losses was needed for our securities purchased under agreements to resell at September 30, 2024, and December 31, 2023.

Federal funds sold are unsecured loans that are transacted on an overnight term or short-term basis. Federal Housing Finance Agency (FHFA) regulations include a limit on the amount of unsecured credit we may extend to a counterparty. All investments in interest-bearing deposits and federal funds sold outstanding as of September 30, 2024, and December 31, 2023, have been repaid according to the contractual terms. No allowance for credit losses was recorded for these assets at September 30, 2024, and December 31, 2023.

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

Trading Securities

Table 2.1 - Trading Securities by Major Security Type
(dollars in thousands)

	September 30, 2024	December 31, 2023
Corporate bonds	$1,496	$1,395

For the nine months ended September 30, 2024 and 2023, net gains on trading securities held at period end were $100 thousand and $37 thousand, respectively.

We do not participate in speculative trading practices and typically hold these investments for longer periods of time.

Available-for-sale Securities

Table 2.2 - Available-for-Sale Securities by Major Security Type
(dollars in thousands)

	September 30, 2024
		Amounts Recorded in Accumulated Other Comprehensive Income
	Amortized Cost (1)	Unrealized Gains	Unrealized Losses	Fair Value
U.S. Treasury obligations	$5,856,446	$363	$(12,677)	$5,844,132
State housing-finance-agency obligations (HFA securities)	21,460	9	(78)	21,391
Supranational institutions	347,068	17	(3,419)	343,666
U.S. government-owned corporations	253,228	—	(15,594)	237,634
GSE	104,044	—	(3,828)	100,216
	6,582,246	389	(35,596)	6,547,039
Mortgage-backed securities (MBS)
U.S. government guaranteed – single-family	207,989	372	(1,918)	206,443
U.S. government guaranteed – multifamily	512,346	—	(40,852)	471,494
GSE – single-family	2,117,517	5,726	(38,789)	2,084,454
GSE – multifamily	7,782,939	8,050	(175,158)	7,615,831
	10,620,791	14,148	(256,717)	10,378,222
Total	$17,203,037	$14,537	$(292,313)	$16,925,261

	December 31, 2023
		Amounts Recorded in Accumulated Other Comprehensive Income
	Amortized Cost (1)	Unrealized Gains	Unrealized Losses	Fair Value
U.S. Treasury obligations	$5,684,157	$122	$(19,827)	$5,664,452
HFA securities	22,430	—	(625)	21,805
Supranational institutions	350,282	3	(3,910)	346,375
U.S. government-owned corporations	252,585	—	(17,394)	235,191
GSE	104,015	—	(4,594)	99,421
	6,413,469	125	(46,350)	6,367,244
MBS
U.S. government guaranteed – single-family	16,854	—	(2,421)	14,433
U.S. government guaranteed – multifamily	521,203	—	(43,527)	477,676
GSE – single-family	954,298	1,665	(51,507)	904,456
GSE – multifamily	7,779,173	3,517	(202,754)	7,579,936
	9,271,528	5,182	(300,209)	8,976,501
Total	$15,684,997	$5,307	$(346,559)	$15,343,745
_______________________
(1)    Amortized cost of available-for-sale securities includes adjustments made to the cost basis of an investment for accretion, amortization, collection of cash, and fair-value hedge accounting adjustments. Amortized cost excludes accrued interest receivable of $39.1 million and $46.7 million at September 30, 2024, and December 31, 2023, respectively.

Table 2.3 - Available-for-Sale Securities in a Continuous Unrealized Loss Position
(dollars in thousands)

	September 30, 2024
	Continuous Unrealized Loss Less than 12 Months		Continuous Unrealized Loss 12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury obligations	$1,189,830	$(815)	$3,193,324	$(11,862)	$4,383,154	$(12,677)
HFA securities	—	—	13,742	(78)	13,742	(78)
Supranational institutions	—	—	331,252	(3,419)	331,252	(3,419)
U.S. government-owned corporations	—	—	237,634	(15,594)	237,634	(15,594)
GSE	—	—	100,216	(3,828)	100,216	(3,828)
	1,189,830	(815)	3,876,168	(34,781)	5,065,998	(35,596)
MBS
U.S. government guaranteed – single-family	—	—	13,527	(1,918)	13,527	(1,918)
U.S. government guaranteed – multifamily	—	—	471,494	(40,852)	471,494	(40,852)
GSE – single-family	177,641	(88)	540,481	(38,701)	718,122	(38,789)
GSE – multifamily	313,431	(1,172)	5,302,715	(173,986)	5,616,146	(175,158)
	491,072	(1,260)	6,328,217	(255,457)	6,819,289	(256,717)
Total	$1,680,902	$(2,075)	$10,204,385	$(290,238)	$11,885,287	$(292,313)

	December 31, 2023
	Continuous Unrealized Loss Less than 12 Months		Continuous Unrealized Loss 12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury obligations	$1,865,124	$(1,405)	$3,319,996	$(18,422)	$5,185,120	$(19,827)
HFA securities	—	—	21,805	(625)	21,805	(625)
Supranational institutions	82,354	(188)	251,452	(3,722)	333,806	(3,910)
U.S. government-owned corporations	—	—	235,191	(17,394)	235,191	(17,394)
GSE	—	—	99,421	(4,594)	99,421	(4,594)
	1,947,478	(1,593)	3,927,865	(44,757)	5,875,343	(46,350)
MBS
U.S. government guaranteed – single-family	—	—	14,433	(2,421)	14,433	(2,421)
U.S. government guaranteed – multifamily	—	—	477,676	(43,527)	477,676	(43,527)
GSE – single-family	55,457	(117)	616,857	(51,390)	672,314	(51,507)
GSE – multifamily	1,238,598	(2,993)	5,299,421	(199,761)	6,538,019	(202,754)
	1,294,055	(3,110)	6,408,387	(297,099)	7,702,442	(300,209)
Total	$3,241,533	$(4,703)	$10,336,252	$(341,856)	$13,577,785	$(346,559)

Table 2.4 - Available-for-Sale Securities by Contractual Maturity
(dollars in thousands)

	September 30, 2024		December 31, 2023
Year of Maturity	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$1,246,798	$1,247,046	$13,820	$13,210
Due after one year through five years	5,017,493	5,001,325	6,082,462	6,058,571
Due after five years through 10 years	—	—	—	—
Due after 10 years	317,955	298,668	317,187	295,463
	6,582,246	6,547,039	6,413,469	6,367,244
MBS (1)	10,620,791	10,378,222	9,271,528	8,976,501
Total	$17,203,037	$16,925,261	$15,684,997	$15,343,745
_______________________
(1)    MBS are not presented by contractual maturity because their expected maturities will likely differ from contractual maturities since borrowers of the underlying loans may have the right to call or prepay obligations with or without call or prepayment fees.

Held-to-Maturity Securities

Table 2.5 - Held-to-Maturity Securities by Major Security Type
(dollars in thousands)

	September 30, 2024
	Amortized Cost(1)	Gross Unrecognized Holding Gains	Gross Unrecognized Holding Losses	Fair Value
MBS
U.S. government guaranteed – single-family	$2,861	$16	$—	$2,877
GSE – single-family	63,578	561	(541)	63,598
Total	$66,439	$577	$(541)	$66,475

	December 31, 2023
	Amortized Cost(1)	Gross Unrecognized Holding Gains	Gross Unrecognized Holding Losses	Fair Value
MBS
U.S. government guaranteed – single-family	$3,123	$19	$—	$3,142
GSE – single-family	75,782	366	(812)	75,336
Total	$78,905	$385	$(812)	$78,478
_______________________
(1)    Amortized cost of held-to-maturity securities includes adjustments made to the cost basis of an investment for accretion, amortization, and collection of cash. Amortized cost excludes accrued interest receivable of $389 thousand and $399 thousand at September 30, 2024, and December 31, 2023, respectively.

Allowance for Credit Losses on Available-for-Sale Securities and Held-to-Maturity Securities

We evaluate available-for-sale and held-to-maturity investment securities for credit losses on a quarterly basis. Our available-for-sale and held-to-maturity securities are principally debt securities of the U.S. Treasury, GSEs, U.S. government-owned corporations, supranational institutions, state housing finance agency obligations, and MBS issued by Government National Mortgage Association (Ginnie Mae), Federal Home Loan Mortgage Corporation (Freddie Mac), and Federal National Mortgage Association (Fannie Mae) that are backed by single-family or multifamily mortgage loans. We only purchase investment-grade securities. At September 30, 2024, and December 31, 2023, all available-for-sale securities and held-to-maturity securities were rated double-A, or above, by an NRSRO, based on the lowest long-term credit rating for each security.

We evaluate individual available-for-sale securities for impairment by comparing the security’s fair value to its amortized cost. Impairment may exist when the fair value of the investment is less than its amortized cost (i.e. in an unrealized loss position). At September 30, 2024, and December 31, 2023, certain available-for-sale securities were in an unrealized loss position. These losses are considered temporary as we expect to recover the entire amortized cost basis on these available-for-sale investment securities and we neither intend to sell these securities nor do we consider it more likely than not that we will be required to sell these securities before the anticipated recovery of each security's remaining amortized cost basis. Further, we have not experienced any material payment defaults on the instruments.

We evaluate held-to-maturity securities for impairment on a collective or pooled basis unless an individual assessment is deemed necessary because the securities do not possess similar risk characteristics. We have not experienced and do not anticipate any payment defaults on these securities.

Based on our assessment of the credit worthiness of the issuers or guarantors, no allowance for credit losses was recorded on available-for-sale securities or held-to-maturity securities at September 30, 2024, and December 31, 2023.

Note 3 — Advances

General Terms. At both September 30, 2024, and December 31, 2023, we had advances outstanding with interest rates ranging from 0.00 percent to 6.23 percent.

Table 3.1 - Advances Outstanding by Year of Contractual Maturity
(dollars in thousands)

	September 30, 2024		December 31, 2023
	Amount	Weighted Average Rate	Amount	Weighted Average Rate
Overdrawn demand-deposit accounts	$5,013	5.23%	$5,909	5.76%
Due in one year or less	25,315,411	4.91	21,829,742	5.25
Due after one year through two years	5,509,786	4.35	9,069,939	4.53
Due after two years through three years	3,373,686	4.21	3,306,934	4.02
Due after three years through four years	3,330,861	3.54	2,295,317	4.37
Due after four years through five years	2,509,574	3.97	3,905,361	3.52
Due after five years through fifteen years	1,898,815	3.42	1,601,794	3.26
Thereafter	44,152	1.74	51,660	1.72
Total par value	41,987,298	4.55%	42,066,656	4.71%
Discounts	(36,556)		(37,289)
Fair value of bifurcated derivatives (1)	—		790
Fair value hedging adjustments	56,064		(71,574)
Total (2)	$42,006,806		$41,958,583
_________________________
(1)    At December 31, 2023, we had certain advances with embedded features that met the requirements to be separated from the host contract and designated those embedded features as stand-alone derivatives.
(2)    Excludes accrued interest receivable of $156.4 million and $115.0 million at September 30, 2024, and December 31, 2023, respectively.

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

Table 3.2 - Advances Outstanding by Year of Contractual Maturity or Next Call Date
(dollars in thousands)

	September 30, 2024	December 31, 2023
Overdrawn demand-deposit accounts	$5,013	$5,909
Due in one year or less	27,073,306	26,546,662
Due after one year through two years	4,617,222	5,272,439
Due after two years through three years	2,789,655	2,989,434
Due after three years through four years	3,296,937	1,711,697
Due after four years through five years	2,356,311	3,887,061
Due after five years through fifteen years	1,804,702	1,601,794
Thereafter	44,152	51,660
Total par value	$41,987,298	$42,066,656

We currently hold putable advances that provide us with the right to require repayment prior to maturity of the advance (and thereby extinguish the advance) on predetermined exercise dates (put dates). Generally, we would exercise the put options when interest rates increase relative to contractual rates.

Table 3.3 - Advances Outstanding by Year of Contractual Maturity or Next Put Date
(dollars in thousands)

	September 30, 2024	December 31, 2023
Overdrawn demand-deposit accounts	$5,013	$5,909
Due in one year or less	32,220,332	27,338,812
Due after one year through two years	4,144,986	8,472,939
Due after two years through three years	1,960,065	1,996,364
Due after three years through four years	2,074,861	1,447,317
Due after four years through five years	700,574	1,955,361
Due after five years through fifteen years	837,315	798,294
Thereafter	44,152	51,660
Total par value	$41,987,298	$42,066,656

Table 3.4 - Advances by Current Interest Rate Terms
(dollars in thousands)

	September 30, 2024	December 31, 2023
Fixed-rate	$35,332,343	$36,330,552
Variable-rate	6,654,955	5,736,104
Total par value	$41,987,298	$42,066,656

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

The Bank’s decision to lend is based principally on our analysis of each borrower’s financial condition and outlook, though we consider the types and level of collateral as additional factors. At September 30, 2024, and December 31, 2023, we had rights to collateral, on a borrower-by-borrower basis, with an estimated value greater than our outstanding extensions of credit.

We continue to evaluate and make changes to our collateral guidelines based on market conditions. At September 30, 2024, and December 31, 2023, none of our advances were past due, on nonaccrual status, or considered impaired. In addition, there were no modifications for borrowers experiencing financial difficulties related to advances during the nine months ended September 30, 2024 and 2023.

Based upon the collateral held as security, our credit extension and collateral policies, management's credit analysis, and the repayment history on advances, we have not recorded any allowance for credit losses on our advances at September 30, 2024, and December 31, 2023.

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

Table 4.1 - Mortgage Loans Held for Portfolio
(dollars in thousands)

	September 30, 2024	December 31, 2023
Real estate
Fixed-rate 15-year single-family mortgages	$165,130	$192,104
Fixed-rate 20- and 30-year single-family mortgages	3,338,564	2,831,319
Premiums	44,700	39,990
Discounts	(3,153)	(2,222)
Deferred derivative gains, net	519	140
Total mortgage loans held for portfolio(1)	3,545,760	3,061,331
Less: allowance for credit losses	(2,200)	(2,000)
Total mortgage loans, net of allowance for credit losses	$3,543,560	$3,059,331
________________________
(1)    Excludes accrued interest receivable of $22.2 million and $17.8 million at September 30, 2024, and December 31, 2023, respectively.

Table 4.2 - Mortgage Loans Held for Portfolio by Collateral/Guarantee Type
(dollars in thousands)

	September 30, 2024	December 31, 2023
Conventional mortgage loans	$3,366,023	$2,877,109
Government mortgage loans	137,671	146,314
Total par value	$3,503,694	$3,023,423

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

Payment Status of Mortgage Loans. Payment status is a key credit quality indicator for conventional mortgage loans and allows us to monitor borrower performance. A past due loan is one for which the borrower has failed to make a full payment of principal and interest within 30 days of its due date. Other delinquency statistics include nonaccrual loans and loans in process of foreclosure. Tables 4.3 and 4.4 present the payment status for conventional mortgage loans and other delinquency statistics for all mortgage loans at September 30, 2024, and December 31, 2023.

Table 4.3 - Credit Quality Indicator for Conventional Mortgage Loans
(dollars in thousands)

	September 30, 2024
	Year of Origination
Payment Status at Amortized Cost(1)	Prior to 2020	2020 to 2024	Total
Past due 30-59 days delinquent	$12,728	$7,509	$20,237
Past due 60-89 days delinquent	3,395	1,769	5,164
Past due 90 days or more delinquent	5,179	1,131	6,310
Total past due	21,302	10,409	31,711
Total current loans	1,324,869	2,049,094	3,373,963
Total conventional mortgage loans	$1,346,171	$2,059,503	$3,405,674

	December 31, 2023
	Year of Origination
Payment Status at Amortized Cost(1)	Prior to 2019	2019 to 2023	Total
Past due 30-59 days delinquent	$9,392	$5,630	$15,022
Past due 60-89 days delinquent	3,068	1,694	4,762
Past due 90 days or more delinquent	6,841	889	7,730
Total past due	19,301	8,213	27,514
Total current loans	1,169,734	1,715,134	2,884,868
Total conventional mortgage loans	$1,189,035	$1,723,347	$2,912,382
_________________________
(1)    Amortized cost excludes accrued interest receivable.

Table 4.4 - Other Delinquency Statistics of Mortgage Loans
(dollars in thousands)

	September 30, 2024
	Amortized Cost in Conventional Mortgage Loans	Amortized Cost in Government Mortgage Loans	Total
In process of foreclosure (1)	$1,016	$925	$1,941
Serious delinquency rate (2)	0.19%	1.39%	0.23%
Past due 90 days or more still accruing interest	$—	$1,945	$1,945
Loans on nonaccrual status (3)	$6,445	$—	$6,445

	December 31, 2023
	Amortized Cost in Conventional Mortgage Loans	Amortized Cost in Government Mortgage Loans	Total
In process of foreclosure (1)	$1,742	$623	$2,365
Serious delinquency rate (2)	0.27%	0.94%	0.30%
Past due 90 days or more still accruing interest	$—	$1,356	$1,356
Loans on nonaccrual status (3)	$7,913	$—	$7,913
_______________________
(1)    Includes loans where the decision of foreclosure or similar alternative such as pursuit of deed-in-lieu of foreclosure has been reported.
(2)    Loans that are 90 days or more past due or in the process of foreclosure expressed as a percentage of the amortized cost of the total loan portfolio class.
(3)    As of September 30, 2024, and December 31, 2023, $3.4 million and $4.3 million, respectively, of conventional mortgage loans on nonaccrual status did not have an associated allowance for credit losses because either these loans were charged off or the fair value of the underlying collateral, including any credit enhancements, is greater than the amortized cost of the loans.

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

Table 4.5 presents a roll forward of the allowance for credit losses on conventional mortgage loans for the three and nine months ended September 30, 2024 and 2023.

Table 4.5 - Allowance for Credit Losses on Conventional Mortgage Loans
(dollars in thousands)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
Allowance for credit losses (1)
Balance, beginning of period	$2,200	$2,000	$2,000	$1,900
Net recoveries	4	8	4	15
(Reduction of) provision for credit losses	(4)	(8)	196	85
Balance, end of period	$2,200	$2,000	$2,200	$2,000
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

The servicer provides and maintains insurance or a guarantee from the applicable government agency. The servicer is responsible for compliance with all government agency requirements and for obtaining the benefit of the applicable insurance or guaranty with respect to defaulted government-guaranteed mortgage loans. Any losses incurred on these loans that are not recovered from the insurer or guarantor are absorbed by the related servicer. Therefore, we only have credit risk for these loans if the servicer fails to pay for losses not covered by insurance or guarantees, but in such instances, we will have recourse against the servicer for such failure. Due to government guarantees or insurance on our government loans, there is no allowance for credit losses for the government mortgage loan portfolio as of September 30, 2024, and December 31, 2023. Additionally, government mortgage loans are not placed on nonaccrual status due to the government guarantee or insurance on these loans and the contractual obligation of the loan servicers to repurchase their related loans when certain criteria are met.

"Mortgage Partnership Finance," "MPF," "eMPF" and "MPF Xtra" are registered trademarks of the Federal Home Loan Bank of Chicago.

Note 5 — Derivatives and Hedging Activities

Table 5.1 - Fair Value of Derivative Instruments
(dollars in thousands)

	September 30, 2024			December 31, 2023
	Notional Amount of Derivatives	Derivative Assets	Derivative Liabilities	Notional Amount of Derivatives	Derivative Assets	Derivative Liabilities
Derivatives designated as hedging instruments
Interest-rate swaps	$50,587,956	$86,842	$(685,517)	$51,587,480	$77,093	$(1,009,217)
Forward-start interest-rate swaps	941,000	1,094	(1,550)	1,391,000	254	(170)
Total derivatives designated as hedging instruments	51,528,956	87,936	(687,067)	52,978,480	77,347	(1,009,387)

Derivatives not designated as hedging instruments
Interest-rate swaps	1,641,043	—	(236)	90,000	—	(729)
Mortgage-delivery commitments (1)	69,710	108	(155)	29,995	290	—
Total derivatives not designated as hedging instruments	1,710,753	108	(391)	119,995	290	(729)
Total notional amount of derivatives	$53,239,709			$53,098,475
Total derivatives before netting and collateral adjustments		88,044	(687,458)		77,637	(1,010,116)
Netting adjustments and cash collateral, including related accrued interest (2)		267,379	680,614		305,436	1,007,099
Derivative assets and derivative liabilities		$355,423	$(6,844)		$383,073	$(3,017)
_______________________
(1)    Mortgage-delivery commitments are classified as derivatives with changes in fair value recorded in other income.
(2)    Amounts represent the effect of master-netting agreements intended to allow us to settle positive and negative positions with the same counterparty. Cash collateral posted, including accrued interest, was $952.4 million and $1.3 billion at September 30, 2024, and December 31, 2023, respectively. The change in cash collateral posted is included in the net change in interest-bearing deposits in the statement of cash flows. Cash collateral received, including accrued interest, was $4.4 million and $3.8 million at September 30, 2024, and December 31, 2023.

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

Table 5.2 - Net Gains (Losses) on Fair Value Hedging Relationships
(dollars in thousands)

	For the Three Months Ended September 30, 2024
	Advances	Available-for-sale Securities	CO Bonds
Total interest income (expense) presented on the statements of operations	$535,200	$234,545	$(567,157)

Gains (losses) on fair value hedging relationships
Changes in fair value:
Derivatives	$(212,219)	$(381,278)	$358,310
Hedged items	208,913	375,947	(358,256)
Net changes in fair value before price alignment interest	(3,306)	(5,331)	54
Price alignment interest(1)	(2,204)	(10,679)	416
Net interest settlements on derivatives(2)(3)	56,387	122,394	(151,214)
Net gains (losses) on qualifying hedging relationships	50,877	106,384	(150,744)
Amortization/accretion of discontinued hedging relationships	(166)	—	(847)
Net gains (losses) on derivatives and hedging activities recorded in net interest income	$50,711	$106,384	$(151,591)

	For the Three Months Ended September 30, 2023
	Advances	Available-for-sale Securities	CO Bonds
Total interest income (expense) presented on the statements of operations	$486,508	$214,392	$(477,389)

Gains (losses) on fair value hedging relationships
Changes in fair value:
Derivatives	$32,714	$144,001	$(2,046)
Hedged items	(32,778)	(144,300)	3,198
Net changes in fair value before price alignment interest	(64)	(299)	1,152
Price alignment interest(1)	(2,771)	(15,008)	332
Net interest settlements on derivatives(2)(3)	53,399	125,784	(170,493)
Net gains (losses) on qualifying hedging relationships	50,564	110,477	(169,009)
Amortization/accretion of discontinued hedging relationships	(366)	—	(1,463)
Net gains (losses) on derivatives and hedging activities recorded in net interest income	$50,198	$110,477	$(170,472)

	For the Nine Months Ended September 30, 2024
	Advances	Available-for-sale Securities	CO Bonds
Total interest income (expense) presented on the statements of operations	$1,615,872	$707,504	$(1,609,188)

Gains (losses) on fair value hedging relationships
Changes in fair value:
Derivatives	$(104,427)	$(280,496)	$396,862
Hedged items	103,489	278,177	(397,515)
Net changes in fair value before price alignment interest	(938)	(2,319)	(653)
Price alignment interest(1)	(4,075)	(40,184)	1,302
Net interest settlements on derivatives(2)(3)	172,692	371,440	(470,450)
Net gains (losses) on qualifying hedging relationships	167,679	328,937	(469,801)
Amortization/accretion of discontinued hedging relationships	(813)	—	(3,550)
Net gains (losses) on derivatives and hedging activities recorded in net interest income	$166,866	$328,937	$(473,351)

	For the Nine Months Ended September 30, 2023
	Advances	Available-for-sale Securities	CO Bonds
Total interest income (expense) presented on the statements of operations	$1,587,597	$590,767	$(1,349,479)

Gains (losses) on fair value hedging relationships
Changes in fair value:
Derivatives	$52,677	$120,049	$79,608
Hedged items	(52,407)	(123,228)	(78,646)
Net changes in fair value before price alignment interest	270	(3,179)	962
Price alignment interest(1)	(6,354)	(35,365)	872
Net interest settlements on derivatives(2)(3)	125,370	337,838	(468,235)
Net gains (losses) on qualifying hedging relationships	119,286	299,294	(466,401)
Amortization/accretion of discontinued hedging relationships	(1,349)	—	(621)
Net gains (losses) on derivatives and hedging activities recorded in net interest income	$117,937	$299,294	$(467,022)
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

Table 5.3 presents the net gains (losses) on qualifying cash flow hedging relationships.

Table 5.3 - Net (Losses) Gains on Cash Flow Hedging Relationships
(dollars in thousands)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
Forward-start interest rate swaps - CO Bonds
Gains (losses) reclassified from accumulated other comprehensive loss into interest expense	$1,314	$(1,130)	$(39)	$(3,374)
(Losses) gains recognized in other comprehensive income	(18,767)	22,950	3,592	25,497

For the nine months ended September 30, 2024 and 2023, there were no reclassifications from accumulated other comprehensive income into earnings as a result of the discontinuance of cash-flow hedges because the original forecasted transactions were not expected to occur by the end of the originally specified period or within a two-month period thereafter. As of September 30, 2024, the maximum length of time over which we are hedging our exposure to the variability in future cash flows for forecasted transactions is seven years.

As of September 30, 2024, the amount of deferred net losses on derivatives accumulated in other comprehensive income related to cash flow hedges expected to be reclassified to earnings during the next 12 months is $8.5 million.

Table 5.4 - Cumulative Basis Adjustments for Fair-Value Hedges
(dollars in thousands)

	September 30, 2024
Line Item in Statement of Condition	Amortized Cost of Hedged Asset/ Liability(1)	Basis Adjustments for Active Hedging Relationships Included in Amortized Cost	Basis Adjustments for Discontinued Hedging Relationships Included in Amortized Cost	Cumulative Amount of Fair Value Hedging Basis Adjustments
Advances	$14,612,292	$51,014	$5,050	$56,064
Available-for-sale securities	11,184,356	608,767	—	608,767
Consolidated obligation bonds	23,599,942	(496,541)	35,153	(461,388)
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

Table 5.5 - Impact of Variation Margin for Cleared Derivatives on the Statement of Cash Flows
(dollars in thousands)

	Increase (decrease) on Cash Flow Statement
	For the Nine Months Ended September 30,
	2024	2023
Operating activity - net change in derivatives and hedging activities	$(310,209)	$400,260
Financing activity - net receipts on derivatives with a financing element	1,619	50,123
Total variation margin (paid) received on cleared derivatives	$(308,590)	$450,383

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

Certain of our uncleared derivatives master-netting agreements contain provisions that require us to post additional collateral with our uncleared derivatives counterparties if our credit rating is lowered to a certain level by Moody's Investors Service Inc. (Moody's) or Standard & Poor's Financial Services LLC (S&P). In the event of a split between such credit ratings, the lower rating governs. The aggregate fair value of all uncleared derivatives with these provisions that were in a net-liability position (before cash collateral and related accrued interest) at September 30, 2024, was $631.2 million for which we had delivered collateral with a post-haircut value of $632.1 million in accordance with the terms of the master-netting agreements. Securities collateral is subject to valuation haircuts in accordance with the terms of the master-netting arrangements. Table 5.6 sets forth the post-haircut value of incremental collateral that certain uncleared derivatives counterparties could have required us to deliver based on incremental credit rating downgrades at September 30, 2024.

Table 5.6 - Post Haircut Value of Incremental Collateral to be Delivered as of September 30, 2024
(dollars in thousands)

Ratings Downgrade (1)
From	To	Incremental Collateral
AA+	AA or AA-	$—
AA-	A+, A or A-	—
A-	below A-	69,734
_______________________
(1)    Ratings are expressed in this table according to S&P's conventions but include the equivalent of such rating by Moody's. If there is a split rating, the lower rating is used.

Cleared Derivatives. For cleared derivatives, the DCO is our counterparty. The DCO notifies the clearing member of the required initial and variation margin and our agent (clearing member) in turn notifies us. We utilize one of two DCOs, for each cleared derivative transaction, Chicago Mercantile Exchange, Inc. (CME Inc.) or LCH Limited (LCH Ltd). Based upon their rulebooks, we characterize variation margin payments as daily settlement payments, rather than as collateral. At both DCOs, posted initial margin is considered collateral. We post initial margin and exchange variation margin through a clearing member of the DCO which clears our trades, acts as our agent to the DCO, and guarantees our performance to the DCO, subject to the terms of relevant agreements. These arrangements expose us to credit risk in the event that one of our clearing members or one of the DCOs fails to meet its obligations. The use of cleared derivatives is intended to mitigate credit risk exposure because the DCO, which is fully secured at all times through margin received from its clearing members, is substituted for the credit risk exposure of individual counterparties in uncleared derivatives, and collateral is posted at least once daily for changes in the fair value of cleared derivatives through a clearing member.

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

Table 5.7 presents separately the fair value of derivatives that are subject to netting due to a legal right of offset based on the terms of our master netting arrangements or similar agreements as of September 30, 2024, and December 31, 2023, which includes cleared and uncleared interest rate swaps, and the fair value of derivatives that are not subject to such netting, which includes mortgage delivery commitments and CO bond firm commitments. Derivatives subject to netting include any related cash collateral received from or pledged to counterparties.

Table 5.7 - Netting of Derivative Assets and Derivative Liabilities
(dollars in thousands)

	September 30, 2024
	Derivative Instruments Meeting Netting Requirements
	Gross Recognized Amount	Gross Amounts of Netting Adjustments and Cash Collateral	Derivative Instruments Not Meeting Netting Requirements	Total Derivative Assets and Total Derivative Liabilities
Derivative Assets
Interest-rate swaps
Uncleared	$50,281	$(42,958)		$7,323
Cleared	37,655	310,337		347,992
Mortgage delivery commitments			$108	108
Total				$355,423

Derivative Liabilities
Interest-rate swaps
Uncleared	$(677,371)	$670,682		$(6,689)
Cleared	(9,931)	9,931		—
Mortgage delivery commitments			$(155)	(155)
Total				$(6,844)

	December 31, 2023
	Derivative Instruments Meeting Netting Requirements
	Gross Recognized Amount	Gross Amounts of Netting Adjustments and Cash Collateral	Derivative Instruments Not Meeting Netting Requirements	Total Derivative Assets and Total Derivative Liabilities
Derivative Assets
Interest-rate swaps
Uncleared	$72,517	$(69,838)		$2,679
Cleared	4,830	375,274		380,104
Mortgage delivery commitment			$290	290
Total				$383,073

Derivative Liabilities
Interest-rate swaps
Uncleared	$(997,974)	$994,957		$(3,017)
Cleared	(12,142)	12,142		—
Total				$(3,017)

Note 6 — Deposits

We offer demand and overnight deposits for members and qualifying nonmembers. Members that service mortgage loans may deposit funds collected in connection with mortgage loans pending disbursement of such funds to the owners of the mortgage loans, which we classify as "other" in the following table.

Table 6.1 - Deposits
(dollars in thousands)

	September 30, 2024	December 31, 2023
Interest-bearing
Demand and overnight	$728,197	$896,005
Noninterest-bearing
Other	37,634	26,874
Total deposits	$765,831	$922,879

None of the deposits are federally insured.

Note 7 — Consolidated Obligations

CO Bonds. CO bonds for which we have received issuance proceeds and are primarily liable were as follows:

Table 7.1 - CO Bonds Outstanding by Contractual Maturity
(dollars in thousands)

	September 30, 2024		December 31, 2023
	Amount	Weighted Average Rate (1)	Amount	Weighted Average Rate (1)
Due in one year or less	$32,036,475	4.31%	$17,841,615	4.27%
Due after one year through two years	8,169,250	2.36	7,476,350	2.86
Due after two years through three years	4,123,300	2.92	7,014,955	1.76
Due after three years through four years	3,326,480	3.22	2,854,250	2.94
Due after four years through five years	1,884,515	3.87	2,712,400	2.94
Thereafter	3,247,820	3.38	3,193,305	2.95
Total par value	52,787,840	3.76%	41,092,875	3.30%
Premiums	25,831		32,419
Discounts	(13,693)		(14,451)
Hedging adjustments	(461,388)		(862,100)
Total	$52,338,590		$40,248,743
_______________________
(1)    The CO bonds' weighted-average rate excludes concession fees.

Table 7.2 - CO Bonds Outstanding by Early Redemption Feature
(dollars in thousands)

	September 30, 2024	December 31, 2023
Noncallable and nonputable	$33,537,640	$18,882,235
Callable	19,250,200	22,210,640
Total par value	$52,787,840	$41,092,875

Table 7.3 - CO Bonds Outstanding by Contractual Maturity or Next Call Date
(dollars in thousands)

	September 30, 2024	December 31, 2023
Due in one year or less	$43,735,675	$30,900,615
Due after one year through two years	3,789,250	4,203,850
Due after two years through three years	1,441,100	2,487,955
Due after three years through four years	1,606,480	852,750
Due after four years through five years	789,515	1,171,400
Thereafter	1,425,820	1,476,305
Total par value	$52,787,840	$41,092,875

Table 7.4 - CO Bonds by Interest Rate-Payment Type
(dollars in thousands)

	September 30, 2024	December 31, 2023
Fixed-rate	$31,437,840	$32,454,235
Simple variable-rate	16,253,000	3,012,500
Step-up (1)	5,097,000	5,626,140
Total par value	$52,787,840	$41,092,875
_______________________
(1)    Step-up bonds pay interest at increasing fixed rates for specified intervals over the life of the CO bond and can be called at our option on the step-up dates.

CO Discount Notes. Outstanding CO discount notes for which we were primarily liable, all of which are due within one year, were as follows:

Table 7.5 - CO Discount Notes Outstanding
(dollars in thousands)

	Book Value	Par Value	Weighted Average Rate (1)
September 30, 2024	$14,941,067	$15,030,861	5.11%
December 31, 2023	$22,000,546	$22,150,970	5.31%
_______________________
(1)    CO discount notes' weighted-average rate represents a yield to maturity excluding concession fees.

Note 8 — Affordable Housing Program

Table 8.1 - AHP Liability
(dollars in thousands)

	September 30, 2024	December 31, 2023
Balance at beginning of year	$87,164	$76,622
AHP expense for the period	23,193	28,648
AHP voluntary contribution	1,852	2,000
AHP direct grant disbursements	(14,132)	(16,144)
AHP subsidy for AHP advance disbursements	(998)	(3,965)
Return of previously disbursed grants and subsidies	302	3
Balance at end of period	$97,381	$87,164

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

The FHFA has authority to require us to maintain greater minimum capital levels than are required based on FHFA rules and regulations.

Table 9.1 - Regulatory Capital Requirements
(dollars in thousands)

	September 30, 2024		December 31, 2023
	Required	Actual	Required	Actual
Risk-based capital	$589,241	$4,040,103	$628,052	$3,839,236

Regulatory capital	$2,895,874	$4,040,103	$2,685,691	$3,839,236
Capital-to-asset ratio	4.0%	5.6%	4.0%	5.7%

Leverage capital	$3,619,842	$6,060,155	$3,357,114	$5,758,854
Leverage capital-to-assets ratio	5.0%	8.4%	5.0%	8.6%

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

Mandatorily Redeemable Capital Stock.

Table 9.2 - Mandatorily Redeemable Capital Stock by Expiry of Redemption Notice Period
(dollars in thousands)

	September 30, 2024	December 31, 2023
Past redemption date (1)	$2,669	$2,778
Due in one year or less	435	—
Due after one year through two years	689	435
Due after two years through three years	960	689
Due after three years through four years	333	960
Due after four years through five years	—	1,221
Total	$5,086	$6,083
_______________________
(1)    Amount represents mandatorily redeemable capital stock that has reached the end of the five-year redemption-notice period but the member-related activity (for example, advances) remains outstanding. Accordingly, these shares of stock will not be redeemed until the activity is no longer outstanding.

Restricted Retained Earnings. At September 30, 2024, our restricted retained earnings contribution requirement totaled $643.6 million. At September 30, 2024, and December 31, 2023, restricted retained earnings totaled $492.8 million and $451.2 million, respectively. These restricted retained earnings are not available to pay dividends.

Note 10 — Accumulated Other Comprehensive Income (Loss)

Table 10.1 - Accumulated Other Comprehensive Income (Loss)
(dollars in thousands)

	Net Unrealized Gain (Loss) on Available-for-sale Securities	Net Unrealized Gain (Loss) Relating to Hedging Activities	Pension and Postretirement Benefits	Total Accumulated Other Comprehensive Gain (Loss)
Balance, June 30, 2023	$(340,077)	$47,273	$1,119	$(291,685)
Other comprehensive (loss) income before reclassifications:
Net unrealized (losses) gains	(58,738)	22,950	—	(35,788)
Net actuarial loss	—	—	(122)	(122)
Reclassifications from other comprehensive income to net income
Amortization - hedging activities (1)	—	1,130	—	1,130
Other comprehensive (loss) income	(58,738)	24,080	(122)	(34,780)
Balance, September 30, 2023	$(398,815)	$71,353	$997	$(326,465)

Balance, June 30, 2024	$(338,781)	$69,676	$598	$(268,507)
Other comprehensive (loss) income before reclassifications:
Net unrealized gains (losses)	61,005	(18,767)	—	42,238
Net actuarial loss	—	—	(76)	(76)
Reclassifications from other comprehensive income to net income
Amortization - hedging activities (1)	—	(1,314)	—	(1,314)
Other comprehensive income (loss)	61,005	(20,081)	(76)	40,848
Balance, September 30, 2024	$(277,776)	$49,595	$522	$(227,659)

Balance, December 31, 2022	$(350,281)	$42,482	$1,374	$(306,425)
Other comprehensive (loss) income before reclassifications:
Net unrealized (losses) gains	(48,534)	25,497	—	(23,037)
Net actuarial loss	—	—	(377)	(377)
Reclassifications from other comprehensive income to net income
Amortization - hedging activities (1)	—	3,374	—	3,374
Other comprehensive (loss) income	(48,534)	28,871	(377)	(20,040)
Balance, September 30, 2023	$(398,815)	$71,353	$997	$(326,465)

Balance, December 31, 2023	$(341,252)	$45,964	$749	$(294,539)
Other comprehensive income (loss) before reclassifications:
Net unrealized gains	63,476	3,592	—	67,068
Net actuarial loss	—	—	(227)	(227)
Reclassifications from other comprehensive income to net income
Amortization - hedging activities (1)	—	39	—	39
Other comprehensive income (loss)	63,476	3,631	(227)	66,880
Balance, September 30, 2024	$(277,776)	$49,595	$522	$(227,659)
_______________________
(1)    Recorded in CO bond interest expense.

Note 11 — Fair Values

A fair-value hierarchy is used to prioritize the inputs of valuation techniques used to measure fair value. A description of the application of the fair-value hierarchy, valuation techniques, and significant inputs is disclosed in Part II — Item 8 — Financial Statements and Supplementary Data — Note 15 — Fair Values in the 2023 Annual Report. There have been no material changes in the fair-value hierarchy classification of financial assets and liabilities, valuation techniques, or significant inputs during the three months ended September 30, 2024.

Table 11.1 presents the carrying value, fair value, and fair value hierarchy of our financial assets and liabilities at September 30, 2024, and December 31, 2023. We record trading securities, available-for-sale securities, derivative assets, derivative liabilities, and certain other assets at fair value on a recurring basis and certain mortgage loans at fair value on a non-recurring basis. We record all other financial assets and liabilities at amortized cost. Refer to Table 11.2 for further details about the financial assets and liabilities held at fair value on either a recurring or non-recurring basis.

Table 11.1 - Fair Value Summary
(dollars in thousands)

	September 30, 2024
	Carrying Value	Total Fair Value	Level 1	Level 2	Level 3	Netting Adjustments and Cash Collateral(2)
Financial instruments
Assets:
Cash and due from banks	$50,242	$50,242	$50,242	$—	$—	$—
Interest-bearing deposits	1,809,628	1,809,628	1,809,628	—	—	—
Securities purchased under agreements to resell	2,750,000	2,750,001	—	2,750,001	—	—
Federal funds sold	4,585,000	4,584,997	—	4,584,997	—	—
Trading securities(1)	1,496	1,496	—	1,496	—	—
Available-for-sale securities(1)	16,925,261	16,925,261	—	16,903,870	21,391	—
Held-to-maturity securities	66,439	66,475	—	66,475	—	—
Advances	42,006,806	41,988,285	—	41,988,285	—	—
Mortgage loans, net	3,543,560	3,354,085	—	3,341,656	12,429	—
Accrued interest receivable	223,195	223,195	—	223,195	—	—
Derivative assets(1)	355,423	355,423	—	88,044	—	267,379
Other assets (1)	32,874	32,874	16,489	16,385	—	—
Liabilities:
Deposits	(765,831)	(765,807)	—	(765,807)	—	—
COs:
Bonds	(52,338,590)	(52,205,575)	—	(52,205,575)	—	—
Discount notes	(14,941,067)	(14,946,443)	—	(14,946,443)	—	—
Mandatorily redeemable capital stock	(5,086)	(5,086)	(5,086)	—	—	—
Accrued interest payable	(361,110)	(361,110)	—	(361,110)	—	—
Derivative liabilities(1)	(6,844)	(6,844)	—	(687,458)	—	680,614
Other:
Commitments to extend credit for advances	—	(267)	—	(267)	—	—
Standby letters of credit	(1,526)	(1,526)	—	(1,526)	—	—

	December 31, 2023
	Carrying Value	Total Fair Value	Level 1	Level 2	Level 3	Netting Adjustments and Cash Collateral(2)
Financial instruments
Assets:
Cash and due from banks	$53,412	$53,412	$53,412	$—	$—	$—
Interest-bearing deposits	1,643,587	1,643,587	1,643,587	—	—	—
Securities purchased under agreements to resell	1,600,000	1,599,996	—	1,599,996	—	—
Federal funds sold	2,500,000	2,499,995	—	2,499,995	—	—
Trading securities(1)	1,395	1,395	—	1,395	—	—
Available-for-sale securities(1)	15,343,745	15,343,745	—	15,321,940	21,805	—
Held-to-maturity securities	78,905	78,478	—	78,478	—	—
Advances	41,958,583	41,834,762	—	41,834,762	—	—
Mortgage loans, net	3,059,331	2,796,000	—	2,781,976	14,024	—
Accrued interest receivable	185,709	185,709	—	185,709	—	—
Derivative assets(1)	383,073	383,073	—	77,637	—	305,436
Other assets(1)	28,369	28,369	13,724	14,645	—	—
Liabilities:
Deposits	(922,879)	(922,830)	—	(922,830)	—	—
COs:
Bonds	(40,248,743)	(39,887,287)	—	(39,887,287)	—	—
Discount notes	(22,000,546)	(21,998,576)	—	(21,998,576)	—	—
Mandatorily redeemable capital stock	(6,083)	(6,083)	(6,083)	—	—	—
Accrued interest payable	(269,517)	(269,517)	—	(269,517)	—	—
Derivative liabilities(1)	(3,017)	(3,017)	—	(1,010,116)	—	1,007,099
Other:
Commitments to extend credit for advances	—	(2,101)	—	(2,101)	—	—
Standby letters of credit	(1,340)	(1,340)	—	(1,340)	—	—
_______________________
(1)Carried at fair value and measured on a recurring basis.
(2)These amounts represent the effect of master-netting agreements intended to allow us to settle positive and negative positions and also cash collateral and related accrued interest held or placed with the same clearing member and/or counterparty.

Fair Value Measured on a Recurring and Nonrecurring Basis.

Table 11.2 - Fair Value of Assets and Liabilities Measured at Fair Value on a Recurring and Nonrecurring Basis
(dollars in thousands)

	September 30, 2024
	Level 1	Level 2	Level 3	Netting Adjustments and Cash Collateral (1)	Total
Assets:
Carried at fair value on a recurring basis
Trading securities:
Corporate bonds	$—	$1,496	$—	$—	$1,496
Available-for-sale securities:
U.S. Treasury obligations	—	5,844,132	—	—	5,844,132
HFA securities	—	—	21,391	—	21,391
Supranational institutions	—	343,666	—	—	343,666
U.S. government-owned corporations	—	237,634	—	—	237,634
GSE	—	100,216	—	—	100,216
U.S. government guaranteed – single-family MBS	—	206,443	—	—	206,443
U.S. government guaranteed – multifamily MBS	—	471,494	—	—	471,494
GSE – single-family MBS	—	2,084,454	—	—	2,084,454
GSE – multifamily MBS	—	7,615,831	—	—	7,615,831
Total available-for-sale securities	—	16,903,870	21,391	—	16,925,261
Derivative assets:
Interest-rate-exchange agreements	—	87,936	—	267,379	355,315
Mortgage delivery commitments	—	108	—	—	108
Total derivative assets	—	88,044	—	267,379	355,423
Other assets	16,489	16,385	—	—	32,874
Total assets carried at fair value on a recurring basis	$16,489	$17,009,795	$21,391	$267,379	$17,315,054
Liabilities:
Carried at fair value on a recurring basis
Derivative liabilities
Interest-rate-exchange agreements	$—	$(687,303)	$—	$680,614	$(6,689)
Mortgage delivery commitments	—	(155)	—	—	(155)
Total liabilities carried at fair value on a recurring basis	$—	$(687,458)	$—	$680,614	$(6,844)

	December 31, 2023
	Level 1	Level 2	Level 3	Netting Adjustments and Cash Collateral(1)	Total
Assets:
Carried at fair value on a recurring basis
Trading securities:
Corporate bonds	$—	$1,395	$—	$—	$1,395
Available-for-sale securities:
U.S. Treasury obligations	—	5,664,452	—	—	5,664,452
HFA securities	—	—	21,805	—	21,805
Supranational institutions	—	346,375	—	—	346,375
U.S. government-owned corporations	—	235,191	—	—	235,191
GSE	—	99,421	—	—	99,421
U.S. government guaranteed – single-family MBS	—	14,433	—	—	14,433
U.S. government guaranteed – multifamily MBS	—	477,676	—	—	477,676
GSE – single-family MBS	—	904,456	—	—	904,456
GSE – multifamily MBS	—	7,579,936	—	—	7,579,936
Total available-for-sale securities	—	15,321,940	21,805	—	15,343,745
Derivative assets:
Interest-rate-exchange agreements	—	77,347	—	305,436	382,783
Mortgage delivery commitments	—	290	—	—	290
Total derivative assets	—	77,637	—	305,436	383,073
Other assets	13,724	14,645	—	—	28,369
Total assets carried at fair value on a recurring basis	$13,724	$15,415,617	$21,805	$305,436	$15,756,582
Liabilities:
Carried at fair value on a recurring basis
Derivative liabilities
Interest-rate-exchange agreements	$—	$(1,010,116)	$—	$1,007,099	$(3,017)
Total liabilities carried at fair value on a recurring basis	$—	$(1,010,116)	$—	$1,007,099	$(3,017)
_______________________
(1)    These amounts represent the effect of master-netting agreements intended to allow us to settle positive and negative positions and also cash collateral and related accrued interest held or placed with the same clearing member and/or counterparty.

Table 11.3 presents a reconciliation of available-for-sale securities that are measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the three and nine months ended September 30, 2024 and 2023.

Table 11.3 - Roll Forward of Level 3 Available-for-Sale HFA Securities
(dollars in thousands)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
Balance at beginning of period	$21,174	$32,391	$21,805	$32,774
Total gains included in other comprehensive income
Net unrealized gains	217	298	556	825
Sales, maturities, and settlements
Settlements	—	—	(970)	(910)
Balance at end of period	$21,391	$32,689	$21,391	$32,689

Total amount of unrealized gains for the period included in other comprehensive income relating to securities held at period end	$217	$298	$556	$825

Note 12 — Commitments and Contingencies

Joint and Several Liability. COs are backed by the financial resources of the 11 district Federal Home Loan Banks (the FHLBanks). The FHFA has authority to require any FHLBank to repay all or a portion of the principal and interest on COs for which another FHLBank is the primary obligor. No FHLBank has ever been asked or required to repay the principal or interest on any CO on behalf of another FHLBank. We evaluate the financial condition of the other FHLBanks primarily based on known regulatory actions, publicly available financial information, and individual long-term credit-rating action as of each period-end presented. Based on this evaluation, as of September 30, 2024, and through the filing of this report, we do not believe it is likely that we will be required to repay the principal or interest on any CO on behalf of another FHLBank.

We have considered applicable FASB guidance and determined it is not necessary to recognize a liability for the fair value of our joint and several liability for all of the COs. The joint and several obligation is mandated by the FHLBank Act, as implemented by FHFA regulations, and is not the result of an arms-length transaction among the FHLBanks. The FHLBanks have no control over the amount of the guaranty or the determination of how each FHLBank would perform under the joint and several obligation. Because the FHLBanks are subject to the authority of the FHFA as it relates to decisions involving the allocation of the joint and several liability for the FHLBanks' COs, the FHLBanks' joint and several obligation is excluded from the initial recognition and measurement provisions. Accordingly, we have not recognized a liability for our joint and several obligation related to other FHLBanks' COs at September 30, 2024, and December 31, 2023. The par amounts of other FHLBanks' outstanding COs for which we are jointly and severally liable totaled $1.1 trillion at both September 30, 2024, and December 31, 2023. See Note 7 — Consolidated Obligations for additional information.

Off-Balance-Sheet Commitments

Table 12.1 - Off-Balance Sheet Commitments (1)
(dollars in thousands)

	September 30, 2024			December 31, 2023
	Expire within one year	Expire after one year	Total	Expire within one year	Expire after one year	Total
Standby letters of credit outstanding (2)	$8,460,340	$314,262	$8,774,602	$8,217,388	$207,677	$8,425,065
Commitments for unused lines of credit - advances (3)	1,102,651	—	1,102,651	1,113,354	—	1,113,354
Commitments to make additional advances	21,350	12,263	33,613	13,170	20,463	33,633
Commitments to invest in mortgage loans	69,710	—	69,710	29,995	—	29,995
Unsettled CO bonds, at par	98,000	—	98,000	131,500	—	131,500
Unsettled CO discount notes, at par	—	—	—	61,008	—	61,008
__________________________

(1)    We have determined that it is unnecessary to record any liability for credit losses on these agreements based on our credit extension and collateral policies.
(2)    The amount of standby letters of credit outstanding excludes commitments to issue standby letters of credit. At September 30, 2024, and December 31, 2023, commitments to issue standby letters of credit that expire within one year totaled $47.9 million and $16.0 million, respectively, and at December 31, 2023, commitments to issue standby letters of credit that expire after one year totaled $13.1 million.
(3)    Commitments for unused line-of-credit advances are generally for periods of up to 12 months. Since many of these commitments are not expected to be drawn upon, the total commitment amount does not necessarily indicate future liquidity requirements.

Standby Letters of Credit. At September 30, 2024, the outstanding standby letters of credit issued expire no later than 2039. Currently, we offer new standby letters of credit with terms typically up to 10 years, while terms greater than 10 years may be available on an exception basis. Unearned fees for the value of the guarantees related to standby letters of credit are recorded in other liabilities and totaled $1.5 million and $1.3 million at September 30, 2024, and December 31, 2023, respectively.

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

Table 13.1 - Shareholder Concentrations, Balance Sheet
(dollars in thousands)

	Capital Stock Outstanding	Percent of Total Capital Stock	Par Value of Advances	Percent of Total Par Value of Advances	Total Accrued Interest Receivable	Percent of Total Accrued Interest Receivable on Advances
September 30, 2024
State Street Bank and Trust Company	$335,000	15.5%	$6,000,000	14.3%	$39,102	25.0%

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

Table 13.2 - Transactions with Directors' Institutions
(dollars in thousands)

	Capital Stock Outstanding	Percent of Total Capital Stock	Par Value of Advances	Percent of Total Par Value of Advances	Total Accrued Interest Receivable	Percent of Total Accrued Interest Receivable on Advances
September 30, 2024	$49,352	2.3%	$677,825	1.6%	$869	0.6%
December 31, 2023	201,250	9.8	4,485,824	10.7	5,953	5.2

Note 14 — Subsequent Events

On October 25, 2024, the board of directors declared a cash dividend at an annualized rate of 8.36 percent based on daily average capital stock balances outstanding during the third quarter of 2024. The dividend, including dividends classified as interest on mandatorily redeemable capital stock, amounted to $43.0 million and was paid on November 4, 2024.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Index to Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This report includes statements describing anticipated developments, projections, estimates, or predictions of ours that are “forward-looking statements.” These statements may involve matters related to, but not limited to, projections of revenues, income, earnings, capital expenditures, dividends, capital structure, or other financial items; repurchases of excess stock, our minimum retained earnings target, or the interest-rate environment in which we do business; statements of management’s plans or objectives for future operations; expectations of effects or changes in fiscal and monetary policies and our future economic performance; or statements of assumptions underlying certain of the foregoing types of statements. These statements may use forward-looking terminology such as, but not limited to, “anticipates,” “believes,” “continued,” “expects,” “plans,” “intends,” “may,” “could,” “estimates,” “assumes,” “should,” “will,” “likely,” or their negatives or other variations of these terms. We caution that, by their nature, forward-looking statements are subject to a number of risks or uncertainties, including the risk factors set forth in Part I — Item 1A — Risk Factors in the 2023 Annual Report and Part II — Item 1A — Risk Factors of this report and the risks set forth below. Actual results could differ materially from those expressed or implied in these forward-looking statements or could affect the extent to which a particular objective, projection, estimate, or prediction is realized. As a result, you are cautioned not to place undue reliance on such statements.

These forward-looking statements involve risks and uncertainties including, but not limited to, the following:

•the effects of economic, financial, credit, and market conditions on our financial and regulatory condition and results of operations, including changes in economic growth, general liquidity conditions, inflation and deflation, employment rates, interest rates, interest-rate spreads, interest-rate volatility, mortgage originations, prepayment activity, housing prices, asset delinquencies, members’ deposit flows, liquidity needs, and loan demand; changes in the general economy, including changes resulting from U.S. fiscal and monetary policy, actions of the Federal Open Market Committee (FOMC), or changes in credit ratings of the U.S. federal government; and the condition of the mortgage and housing markets on our mortgage-related assets; and the condition of the capital markets on our COs;
•political events, including legislative, regulatory, judicial, or other developments that affect the Bank, its members, counterparties, investors in the consolidated obligations of the FHLBanks, the organization and structure of the FHLBank System, our ability to access the capital markets, or our counterparties, such as any GSE legislative reforms, any changes resulting from the FHFA’s comprehensive review and analysis of the FHLBank System, changes to the FHLBank Act, changes to applicable sections of the Federal Housing Enterprises Financial Safety and Soundness Act of 1992, or changes to other statutes or regulations applicable to the FHLBanks;
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
•the pace of technological change and our ability to develop and support internal controls, information systems, and other operating technologies that effectively manage the risks we face including, but not limited to, failures, interruptions, or security breaches and other cybersecurity incidents; and
•our ability to attract and retain skilled employees, including our key personnel.

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

EXECUTIVE SUMMARY

Net income for the three months ended September 30, 2024, was $60.4 million, compared with net income of $70.1 million for the same period of 2023. The decrease was primarily the result of a decrease in net interest income after reduction of credit losses of $14.3 million, offset by an increase in other income of $3.4 million.

Net interest income after provision for credit losses for the three months ended September 30, 2024, was $89.8 million, compared with $104.1 million for the same period in 2023. The $14.3 million decrease in net interest income after provision for credit losses was primarily driven by a $13.5 million increase in mortgage backed security net amortization, and a $9.4 million unfavorable variance in net unrealized gains and losses on fair value hedge ineffectiveness, both attributable to a decrease in intermediate- and long-term interest rates during the quarter ended September 30, 2024, compared to an increase in intermediate- and long-term interest rates during the same period in 2023. The decrease in net interest income after provision for credit losses was partially offset by increases of $3.4 billion, $2.5 billion, and $572.9 million in our average advances, MBS, and mortgage loan portfolios, respectively.

Total assets increased $5.3 billion to $72.4 billion over the nine months ended September 30, 2024. At September 30, 2024, investment securities and short-term money-market investments totaled $26.1 billion, an increase of $5.0 billion from December 31, 2023, comprised primarily of a $3.4 billion increase in short-term investments and a $1.4 billion increase in MBS. Mortgage loans totaled $3.5 billion, an increase of $484.2 million from December 31, 2023, and advances totaled $42.0 billion at September 30, 2024, an increase of $48.2 million from December 31, 2023.

Our retained earnings grew to $1.9 billion at September 30, 2024, an increase of $82.8 million from December 31, 2023, equaling 2.6 percent of total assets at September 30, 2024. We continue to satisfy all regulatory capital requirements as of September 30, 2024.

On October 25, 2024, our board of directors declared a cash dividend that was equivalent to an annual yield of 8.36 percent on the average daily balance of capital stock outstanding during the third quarter of 2024. The yield is equivalent to the approximate daily average of the Secured Overnight Financing Rate (SOFR) for the third quarter of 2024 plus 300 basis points.

Our overall results of operations are influenced by the economy, interest rates, members’ demand for liquidity, and our ability to maintain sufficient access to funding at relatively favorable costs.

Generally, investor demand for high credit quality, fixed-income investments, including COs, continued to be strong relative to other investments. Yield spreads on CO debt relative to benchmark yields for comparable debt remained relatively stable during the period covered by this report. Our flexibility in utilizing various funding tools, in combination with a diverse investor base and our status as a government-sponsored enterprise, have helped provide reliable market access and demand for COs throughout fluctuating market environments and regulatory changes affecting dealers of and investors in COs. The Bank has continued to meet all funding needs during the three months ended September 30, 2024.

Net Interest Margin and Spread

Net interest spread was 0.19 percent for the three months ended September 30, 2024, a decrease of eight basis points from the same period in 2023, and net interest margin was 0.52 percent, a decrease of 13 basis points from the three months ended September 30, 2023. The decrease in net interest spread and margin was primarily attributable to the substantial decrease in intermediate- and long-term interest rates resulting in an increase of net MBS premium amortization and an unfavorable variance in net unrealized gains and losses on fair value hedge ineffectiveness, as described above.

Housing and Community Investment Programs

We are required to annually set aside a portion of our earnings for our Affordable Housing Program. These funds assist members serving very low-, low-, and moderate-income households and support community economic development. The Bank's net income for the three and nine months ended September 30, 2024, resulted in an accrual of $6.7 million and $23.2 million, respectively, to the AHP pool of funds that will be available to members in 2025.

We have certain discretionary subsidized advance and grant programs for our members, including our Jobs for New England (JNE), Housing Our Workforce (HOW), and Lift Up Homeownership programs. For additional information on these three programs, see Item 1 — Business — Targeted Housing and Community Investment Programs in the 2023 Annual Report. Additionally, in 2024, the Bank launched two new pilot programs: the MPF Permanent Rate Buydown product, which enables our participating financial institutions that utilize the MPF Program to reduce interest rates paid by income-eligible borrowers by up to 2 percentage points, and the CDFI Advance, which is a subsidized advance program for our members targeting certified, non-depository community development financial institutions (CDFIs) to support the development of affordable housing, job creation/small business growth, and the expansion of community facilities in distressed communities throughout New England.

Discretionary housing and community investment program expenses are shown in the table below, by program.

Table 1 - Voluntary Housing and Community Investment Program Subsidy Expenses
(dollars in thousands)

Program	For the Three Months Ended September 30, 2024	For the Nine Months Ended September 30, 2024
Lift Up Homeownership program	$1,550	$5,000
JNE program	1,288	5,000
MPF permanent rate buy-down program	1,264	1,264
AHP voluntary contributions	507	1,853
CDFI advance program	409	409
HOW program	56	5,000
Total	$5,074	$18,526

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

ECONOMIC CONDITIONS

Economic Environment

Real gross domestic product (GDP) increased at an annual rate of 2.8 percent in the third quarter of 2024. This expansion was driven mainly by consumer spending, exports, and federal government spending. The increase in consumer spending reflected spending increases on both services and goods.

Employment remained steady with job gains averaging 148,000 per month in the third quarter of 2024. In October 2024, employment increased by 12,000 and the unemployment rate was 4.1 percent. The unemployment rate for the New England region in September 2024 was 3.5 percent, ranging from 2.2 percent in Vermont to 4.6 percent in Rhode Island.

In September 2024, the Consumer Price Index (CPI) increased 0.2 percent from the preceding month, representing a year-over- year increase of 2.4 percent. CPI was driven mainly by the cost of food and shelter. The FHFA reported that housing prices rose 4.2 percent across the U.S. from August 2023 to August 2024. Over the same period, housing prices in New England rose 5.9 percent.

Interest-Rate Environment

On September 18, 2024, the FOMC lowered the target range for the federal funds rate to 475 and 500 basis points, and on November 7, 2024, lowered the target range for the federal funds by another 25 basis points to 450 and 475 basis points. The FOMC stated that in considering any additional adjustments to the target range for the federal funds rate, the FOMC will carefully assess incoming data, the evolving outlook, and the balance of risks. The FOMC also stated that it would continue reducing its holdings of U.S. Treasury securities, agency debt, and agency mortgage-backed securities, and is strongly committed to supporting maximum employment and returning inflation to its two percent objective.

In the third quarter of 2024, short-term rates remained elevated, consistent with the FOMC’s target range for the federal funds rate. Long-term rates fluctuated, along with expectations regarding the timing and magnitude of potential rate cuts by the FOMC. At the end of September 2024, 2-, 5- and 10-year Treasury rates were lower than overnight and 3-month rates.

Table 2 - Key Interest Rates(1)

	Three Month Daily Average		Nine Month Daily Average		Ending Rate
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023	September 30, 2024	December 31, 2023
SOFR	5.28%	5.24%	5.30%	4.90%	4.96%	5.38%
Federal funds effective rate	5.27%	5.26%	5.31%	4.93%	4.83%	5.33%
3-month U.S. Treasury yield	5.12%	5.42%	5.29%	5.08%	4.62%	5.33%
2-year U.S. Treasury yield	4.06%	4.93%	4.46%	4.53%	3.64%	4.25%
5-year U.S. Treasury yield	3.81%	4.31%	4.13%	3.94%	3.56%	3.85%
10-year U.S. Treasury yield	3.95%	4.14%	4.18%	3.79%	3.78%	3.88%
________________
(1)    Source: Bloomberg

SELECTED FINANCIAL DATA

The following financial highlights for the statement of condition and statement of operations for December 31, 2023, have been derived from our audited financial statements. Financial highlights for the quarter-ends have been derived from our unaudited financial statements.

Table 3 - Selected Financial Data
(dollars in thousands)

	September 30, 2024	June 30, 2024	March 31, 2024	December 31, 2023	September 30, 2023
Statement of Condition
Total assets	$72,396,841	$68,769,378	$66,030,276	$67,142,274	$62,747,403
Investments(1)	26,137,824	22,436,579	22,263,743	21,167,632	18,736,546
Advances	42,006,806	42,294,369	39,905,499	41,958,583	40,130,845
Mortgage loans held for portfolio, net(2)	3,543,560	3,345,541	3,146,391	3,059,331	2,940,189
Deposits and other borrowings	765,831	891,137	921,774	922,879	1,150,506
Consolidated obligations:
Bonds	52,338,590	42,651,455	41,023,055	40,248,743	37,363,959
Discount notes	14,941,067	21,040,550	20,055,973	22,000,546	20,337,099
Total consolidated obligations	67,279,657	63,692,005	61,079,028	62,249,289	57,701,058
Mandatorily redeemable capital stock	5,086	5,085	6,083	6,083	6,143
Class B capital stock outstanding-putable(3)	2,161,471	2,094,276	1,983,103	2,042,453	2,007,059
Unrestricted retained earnings	1,380,713	1,375,438	1,360,373	1,339,546	1,338,335
Restricted retained earnings	492,833	480,759	466,723	451,154	440,860
Total retained earnings	1,873,546	1,856,197	1,827,096	1,790,700	1,779,195
Accumulated other comprehensive loss	(227,659)	(268,507)	(242,912)	(294,539)	(326,465)
Total capital	3,807,358	3,681,966	3,567,287	3,538,614	3,459,789
Results of Operations
Net interest income after provision for credit losses	$89,791	$108,655	$109,242	$79,640	$104,137
Other income, net	5,483	3,212	2,608	4,733	2,067
Other expense	28,185	33,878	25,340	27,170	28,339
AHP assessments	6,720	7,809	8,664	5,733	7,798
Net income	$60,369	$70,180	$77,846	$51,470	$70,067
Other Information
Dividends declared	$43,020	$41,079	$41,450	$39,965	$46,363
Dividend payout ratio	71.26%	58.53%	53.25%	77.65%	66.17%
Weighted-average dividend rate(4)	8.41	8.40	8.40	8.31	8.04
Return on average equity(5)	6.57	7.75	8.94	6.03	8.27
Return on average assets	0.34	0.40	0.47	0.31	0.43
Net interest margin(6)	0.52	0.63	0.67	0.49	0.65
Average equity to average assets	5.22	5.16	5.22	5.10	5.16
Total regulatory capital ratio(7)	5.58	5.75	5.78	5.72	6.04
_______________________
(1)Investments include available-for-sale securities, held-to-maturity securities, trading securities, interest-bearing deposits, securities purchased under agreements to resell and federal funds sold.
(2)The allowance for credit losses for mortgage loans amounted to $2.2 million at September 30, 2024, $2.2 million at June 30, 2024, $2.6 million at March 31, 2024, and $2.0 million for each of the periods ending December 31, 2023, and September 30, 2023, respectively.
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

RESULTS OF OPERATIONS

Third Quarter of 2024 Compared with the Third Quarter of 2023

Net income decreased $9.7 million to $60.4 million for the three months ended September 30, 2024, from $70.1 million for the same period in 2023. The primary reasons for the decrease are discussed under Executive Summary.

Nine Months Ended September 30, 2024, Compared with the Nine Months Ended September 30, 2023

Net income increased $2.6 million to $208.4 million for the nine months ended September 30, 2024, from $205.8 million for the same period in 2023. The increase in net income was primarily due to an increase of $12.1 million in net interest income after provision for credit losses partially offset by an $7.3 million increase in expenses related to our discretionary housing and community investment programs, and a $3.5 million increase in compensation and benefits expense.

Net interest income after provision for credit losses for the nine months ended September 30, 2024, was $307.7 million, compared with $295.6 million for 2023. The $12.1 million increase in net interest income after provision for credit losses was driven by an increase in average daily yields resulting from higher average short-term market interest rates in the nine months ended September 30, 2024, compared to the corresponding prior year period as well as increases of $2.1 billion and $476.3 million in our average mortgage-backed securities portfolio and average mortgage loan portfolio, respectively, moderated by a $2.6 billion decline in our average advances portfolio and a $1.4 billion decline in average short-term money-market investments. In addition, there was a $2.0 million unfavorable variance in net unrealized gains and losses on fair value hedge ineffectiveness attributable to a greater decrease in intermediate-term interest rates during the nine months ended September 30, 2024, compared to the same period in 2023. Net interest spread was 0.25 percent for the nine months ended September 30, 2024, an increase of two basis points from the same period in 2023, and net interest margin was 0.60 percent, an increase of three basis points from the same period in 2023.

Table 4 presents major categories of average balances, related interest income/expense, and average yields/rates for interest-earning assets and interest-bearing liabilities. Our primary source of earnings is net interest income, which is the interest earned on advances, mortgage loans, and investments less interest paid on COs, deposits, and other sources of funds.

Table 4 - Net Interest Spread and Margin
(dollars in thousands)

	For the Three Months Ended September 30,
	2024			2023
	Average Balance	Interest Income / Expense	Average Yield/Rate(1)	Average Balance	Interest Income / Expense	Average Yield/Rate(1)
Assets
Advances	$40,444,505	$535,520	5.27%	$37,006,521	$486,844	5.22%
Interest-bearing deposits	2,584,853	34,893	5.37	2,862,953	38,562	5.34
Securities purchased under agreements to resell	1,353,261	18,108	5.32	2,099,457	28,450	5.38
Federal funds sold	3,990,446	53,249	5.31	4,296,815	57,936	5.35
Investment securities(2)	17,137,942	235,533	5.47	14,694,866	215,533	5.82
Mortgage loans(2)(3)	3,453,744	34,570	3.98	2,880,881	24,004	3.31
Other earning assets	—	—	—	13,044	174	5.29
Total interest-earning assets	68,964,751	911,873	5.26	63,854,537	851,503	5.29
Other non-interest-earning assets	1,296,156			1,656,594
Fair-value adjustments on investment securities	(310,746)			(350,835)
Total assets	$69,950,161	$911,873	5.19%	$65,160,296	$851,503	5.18%
Liabilities and capital
Consolidated obligations
Discount notes	$18,464,088	$245,922	5.30%	$19,522,486	$258,516	5.25%
Bonds	45,208,790	567,157	4.99	38,590,167	477,389	4.91
Other interest-bearing liabilities	791,514	9,007	4.53	979,806	11,469	4.64
Total interest-bearing liabilities	64,464,392	822,086	5.07	59,092,459	747,374	5.02
Other non-interest-bearing liabilities	1,837,853			2,705,524
Total capital	3,647,916			3,362,313
Total liabilities and capital	$69,950,161	$822,086	4.68%	$65,160,296	$747,374	4.55%
Net interest income		$89,787			$104,129
Net interest spread			0.19%			0.27%
Net interest margin			0.52%			0.65%

	For the Nine Months Ended September 30,
	2024			2023
	Average Balance	Interest Income / Expense	Average Yield/Rate(1)	Average Balance	Interest Income / Expense	Average Yield/Rate(1)
Assets
Advances	$40,484,484	$1,616,299	5.33%	$43,123,887	$1,588,381	4.92%
Interest-bearing deposits	2,678,183	108,505	5.41	2,836,512	106,064	5.00
Securities purchased under agreements to resell	1,246,792	50,291	5.39	2,332,432	86,655	4.97
Federal funds sold	3,880,430	156,389	5.38	4,002,986	148,781	4.97
Investment securities(2)	16,450,063	710,742	5.77	14,545,388	594,131	5.46
Mortgage loans(2)(3)	3,268,114	94,281	3.85	2,791,780	66,904	3.20
Other earning assets	—	—	—	16,117	605	5.02
Total interest-earning assets	68,008,066	2,736,507	5.37	69,649,102	2,591,521	4.97
Other non-interest-earning assets	1,457,307			1,581,814
Fair-value adjustments on investment securities	(326,006)			(336,678)
Total assets	$69,139,367	$2,736,507	5.29%	$70,894,238	$2,591,521	4.89%
Liabilities and capital
Consolidated obligations
Discount notes	$19,782,547	$791,065	5.34%	$25,212,597	$920,041	4.88%
Bonds	42,812,929	1,609,188	5.02	38,775,657	1,349,479	4.65
Other interest-bearing liabilities	812,639	28,370	4.66	828,541	26,324	4.25
Total interest-bearing liabilities	63,408,115	2,428,623	5.12	64,816,795	2,295,844	4.74
Other non-interest-bearing liabilities	2,137,072			2,523,755
Total capital	3,594,180			3,553,688
Total liabilities and capital	$69,139,367	$2,428,623	4.69%	$70,894,238	$2,295,844	4.33%
Net interest income		$307,884			$295,677
Net interest spread			0.25%			0.23%
Net interest margin			0.60%			0.57%
_________________________
(1)    Yields are annualized.
(2)    Average balances are reflected at amortized cost.
(3)    Nonaccrual loans are included in the average balances used to determine average yield.

Rate and Volume Analysis

Changes in both average balances (volume) and interest rates influence changes in net interest income and net interest margin. Table 5 summarizes changes in interest income and interest expense for the three and nine months ended September 30, 2024 and 2023. Changes in interest income and interest expense that are not identifiable as either volume or rate-related, but equally attributable to both volume and rate changes, have been allocated to the volume and rate categories based upon the proportion of the absolute value of the volume and rate changes.

Table 5 - Rate and Volume Analysis
(dollars in thousands)

	For the Three Months Ended September 30, 2024 vs. 2023			For the Nine Months Ended September 30, 2024 vs. 2023
	Increase (Decrease) due to			Increase (Decrease) due to
	Volume	Rate	Total	Volume	Rate	Total
Interest income
Advances	$45,503	$3,173	$48,676	$(100,658)	$128,576	$27,918
Interest-bearing deposits	(3,754)	85	(3,669)	(6,118)	8,559	2,441
Securities purchased under agreements to resell	(9,989)	(353)	(10,342)	(43,253)	6,889	(36,364)
Federal funds sold	(4,094)	(593)	(4,687)	(4,657)	12,265	7,608
Investment securities	34,196	(14,196)	20,000	80,918	35,693	116,611
Mortgage loans	5,251	5,315	10,566	12,475	14,902	27,377
Other earning assets	(87)	(87)	(174)	(303)	(302)	(605)
Total interest income	67,026	(6,656)	60,370	(61,596)	206,582	144,986
Interest expense
Consolidated obligations
Discount notes	(14,089)	1,495	(12,594)	(211,290)	82,314	(128,976)
Bonds	82,944	6,824	89,768	146,862	112,847	259,709
Other interest-bearing liabilities	(2,150)	(312)	(2,462)	(513)	2,559	2,046
Total interest expense	66,705	8,007	74,712	(64,941)	197,720	132,779
Change in net interest income	$321	$(14,663)	$(14,342)	$3,345	$8,862	$12,207

Average Balance of Advances

The average balance of total advances decreased $2.6 billion, or 6.1 percent, for the nine months ended September 30, 2024, compared with the same period in 2023 during which depository members' demand for advances was elevated. This decrease in the average balance of advances was primarily concentrated in short-term fixed rate advances and variable-rate advances, partially offset by an increase in long-term fixed rate advances. We cannot predict future member demand for advances.

Average Balance of Investments

Average short-term money-market investments, consisting of interest-bearing deposits, securities purchased under agreements to resell, federal funds sold, and loans to other FHLBanks, decreased $1.4 billion, or 15.0 percent, for the nine months ended September 30, 2024, compared with the same period in 2023, as liquidity needs were greater in 2023 compared to 2024 due to increased advances borrowing activity in the nine months ended September 30, 2023. The yield earned on short-term money-market investments is highly correlated to short-term market interest rates. As a result of increases during 2023 in the FOMC's target range for the federal funds rate, average yields on overnight federal funds sold increased from 4.97 percent during the nine months ended September 30, 2023, to 5.38 percent during the nine months ended September 30, 2024, while average yields on securities purchased under agreements to resell increased from 4.97 percent for the nine months ended September 30, 2023, to 5.39 percent for the nine months ended September 30, 2024. These investments are used for liquidity management.

Average investment-securities balances increased $1.9 billion, or 13.1 percent for the nine months ended September 30, 2024, compared with the same period in 2023. The increase was primarily the result of a $2.1 billion increase in average MBS.

Average Balance of COs

Average CO balances decreased $1.4 billion, or 2.2 percent, for the nine months ended September 30, 2024, compared with the same period in 2023, resulting from our decreased funding needs principally due to the decrease in our average advances balances. This decrease consisted of a $5.4 billion decline in CO discount notes partially offset by a $4.0 billion increase in CO bonds.

The average balance of CO discount notes represented approximately 31.6 percent of total average COs for the nine months ended September 30, 2024, compared with 39.4 percent of total average COs for the nine months ended September 30, 2023. The average balance of CO bonds represented 68.4 percent and 60.6 percent of total average COs outstanding during the nine months ended September 30, 2024 and 2023, respectively.

Impact of Derivatives and Hedging Activities

Net interest income includes interest accrued on interest-rate-exchange agreements that are associated with advances, investments, and debt instruments that qualify for hedge accounting. The fair value gains and losses of derivatives and hedged items designated in fair-value hedge relationships are also recognized as interest income or interest expense. We enter into derivatives to manage the interest-rate-risk exposures inherent in otherwise unhedged assets and liabilities and to achieve our risk-management objectives. We generally use derivative instruments that qualify for hedge accounting as interest-rate risk-management tools. These derivatives serve to stabilize net income when interest rates fluctuate by better matching the rate repricing characteristics of financial assets and liabilities. Accordingly, the impact of derivatives on net interest income and net interest margin, as well as other income, should be viewed in the overall context of our risk-management strategy.

Table 6 provides a summary of the impact of derivatives and hedging activities on our earnings.

Table 6 - Effect of Derivative and Hedging Activities
(dollars in thousands)

	For the Three Months Ended September 30, 2024
Net Effect of Derivatives and Hedging Activities	Advances	Investments	Mortgage Loans	CO Bonds	CO Discount Notes	Total
Net interest income
Amortization / accretion of hedging activities (1)	$(166)	$—	$(63)	$467	$—	$238
(Losses) gains on designated fair-value hedges	(3,306)	(5,331)	—	54	—	(8,583)
Net interest settlements (2)	56,387	122,394	—	(151,214)	—	27,567
Price alignment interest (3)	(2,204)	(10,679)	—	416	—	(12,467)
Total net interest income	50,711	106,384	(63)	(150,277)	—	6,755

Net gains (losses) on derivatives and hedging activities
Gains on derivatives not receiving hedge accounting	—	—	—	—	767	767
Mortgage delivery commitments	—	—	485	—	—	485
Price alignment amount (3)	—	—	—	—	(197)	(197)
Net gains on derivatives and hedging activities	—	—	485	—	570	1,055

Total net effect of derivatives and hedging activities	$50,711	$106,384	$422	$(150,277)	$570	$7,810

	For the Three Months Ended September 30, 2023
Net Effect of Derivatives and Hedging Activities	Advances	Investments	Mortgage Loans	CO Bonds	Total
Net interest income
Amortization / accretion of hedging activities (1)	$(366)	$—	$(36)	$(2,593)	$(2,995)
(Losses) gains on designated fair-value hedges	(64)	(299)	—	1,152	789
Net interest settlements (2)	53,399	125,784	—	(170,493)	8,690
Price alignment interest (3)	(2,771)	(15,008)	—	332	(17,447)
Total net interest income	50,198	110,477	(36)	(171,602)	(10,963)

Net losses on derivatives and hedging activities
Mortgage delivery commitments	—	—	(731)	—	(731)
Net losses on derivatives and hedging activities	—	—	(731)	—	(731)

Total net effect of derivatives and hedging activities	$50,198	$110,477	$(767)	$(171,602)	$(11,694)

	For the Nine Months Ended September 30, 2024
Net Effect of Derivatives and Hedging Activities	Advances	Investments	Mortgage Loans	CO Bonds	CO Discount Notes	Total
Net interest income
Amortization / accretion of hedging activities (1)	$(813)	$—	$(34)	$(3,589)	$—	$(4,436)
Losses on designated fair-value hedges	(938)	(2,319)	—	(653)	—	(3,910)
Net interest settlements (2)	172,692	371,440	—	(470,450)	—	73,682
Price alignment interest (3)	(4,075)	(40,184)	—	1,302	—	(42,957)
Total net interest income	166,866	328,937	(34)	(473,390)	—	22,379

Net gains on derivatives and hedging activities
Gains on derivatives not receiving hedge accounting	15	—	—	—	648	663
Mortgage delivery commitments	—	—	76	—	—	76
Price alignment interest (3)	—	—	—	—	(149)	(149)
Net gains on derivatives and hedging activities	15	—	76	—	499	590

Total net effect of derivatives and hedging activities	$166,881	$328,937	$42	$(473,390)	$499	$22,969

	For the Nine Months Ended September 30, 2023
Net Effect of Derivatives and Hedging Activities	Advances	Investments	Mortgage Loans	CO Bonds	Total
Net interest income
Amortization / accretion of hedging activities (1)	$(1,349)	$—	$(182)	$(3,995)	$(5,526)
Gains (losses) on designated fair-value hedges	270	(3,179)	—	962	(1,947)
Net interest settlements (2)	125,370	337,838	—	(468,235)	(5,027)
Price alignment interest (3)	(6,354)	(35,365)	—	872	(40,847)
Total net interest income	117,937	299,294	(182)	(470,396)	(53,347)

Net losses on derivatives and hedging activities
Mortgage delivery commitments	—	—	(1,080)	—	(1,080)
Net losses on derivatives and hedging activities	—	—	(1,080)	—	(1,080)

Total net effect of derivatives and hedging activities	$117,937	$299,294	$(1,262)	$(470,396)	$(54,427)
________________________
(1)    Represents the amortization/accretion of hedging fair-value adjustments and cash-flow hedge amortization reclassified from accumulated other comprehensive income.
(2)    Represents interest income/expense on derivatives included in net interest income.

(3)    Relates to derivatives for which variation margin payments are characterized as daily settled contracts.

FINANCIAL CONDITION

Advances

At September 30, 2024, the advances portfolio totaled $42.0 billion, an increase of $48.2 million from $42.0 billion at December 31, 2023.

Table 7 - Advances Outstanding by Product Type
(dollars in thousands)

	September 30, 2024		December 31, 2023
	Par Value	Percent of Total	Par Value	Percent of Total
Fixed-rate advances
Long-term	$12,590,599	30.0%	$11,550,277	27.5%
Short-term	10,324,573	24.6	11,725,587	27.9
Putable	7,476,920	17.8	5,896,570	14.0
Callable	2,500,000	6.0	2,500,000	5.9
Overnight	1,432,596	3.4	3,599,404	8.6
Amortizing	1,007,655	2.4	1,058,714	2.5
	35,332,343	84.2	36,330,552	86.4

Variable-rate advances
Simple variable (1)	6,634,942	15.8	5,650,195	13.4
Putable	15,000	—	80,000	0.2
All other variable-rate indexed advances	5,013	—	5,909	—
	6,654,955	15.8	5,736,104	13.6
Total par value	$41,987,298	100.0%	$42,066,656	100.0%
________________________
(1)    Includes floating-rate advances that may be contractually prepaid by the borrower on a floating-rate reset date without incurring prepayment or termination fees.

See Part I — Item 1 — Financial Statements — Notes to the Financial Statements — Note 3 — Advances for disclosures relating to redemption terms of advances.

Advances Credit Risk

We manage credit risk on advances by monitoring the financial condition of our borrowers and by holding sufficient collateral to protect the Bank from credit losses. The Bank has an internal credit rating methodology that estimates each borrower’s credit risk utilizing call report data and other quantitative factors as well as qualitative considerations including, but not limited to, regulatory examination reports. Based on its rating, we assign each member and non-member housing associate to a credit category (one through four) to allow the Bank to leverage risk mitigation strategies across groups of similarly rated members. Each credit category reflects increasing limitations on borrowing capacity and terms to maturity, as well as our increasing level of control over the collateral pledged by the borrower.

•Credit category one (Credit Category-1), a borrower is generally in a satisfactory financial condition.
•Credit category two (Credit Category-2), a borrower shows financial weakness or weakening financial trends.
•Credit category three (Credit Category-3), a borrower demonstrates financial weaknesses that present an elevated level of concern.
•Credit category four (Credit Category-4), a borrower shows significant financial weaknesses and an increased likelihood of failure over the next 12 months.

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

The following table presents a summary of the status of the credit outstanding and overall collateral borrowing capacity of the Bank’s borrowers as of September 30, 2024.

Table 8 - Credit Outstanding and Collateral Borrowing Capacity by Credit Category
(dollars in thousands)

	September 30, 2024
	Borrowers with Credit Outstanding
	Number	Credit Outstanding(1)	Collateral Borrowing Capacity(2)
Borrower Credit Category			Total	Used
Member borrowers(3)
Credit Category-1	293	$49,941,679	$148,606,461	33.6%
Credit Category-2	38	1,546,703	3,429,195	45.1
Credit Category-3	8	541,261	654,042	82.8
Credit Category-4	—	—	—	—
Nonmember borrowers(4)
Former members	7	69,879	142,684	49.0
Housing associates	4	33,656	36,857	91.3
Total	350	$52,133,178	$152,869,239	34.1%
_______________________
(1)    Includes advances, accrued interest on advances, letters of credit, unused line of credit, and the credit enhancement obligation on purchased mortgage loans.
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

All pledged collateral is subject to collateral discounts, or haircuts, to the market value or par value, as applicable, based on our opinion of the risk such collateral presents. We are prohibited by Section 10(a) of the FHLBank Act from making advances without sufficient collateral. We have never experienced a credit loss on an advance.

The Bank may adjust the credit category of a member from time to time based on the financial reviews and other information pertinent to that member.

We have not recorded any allowance for credit losses on advances as of September 30, 2024, and December 31, 2023, for the reasons discussed in Part 1 - Item 1 — Financial Statements — Notes to the Financial Statements — Note 3 — Advances.

Table 9 - Top Five Advance-Borrowing Institutions
(dollars in thousands)

	September 30, 2024
Name	Par Value of Advances	Percent of Total Par Value of Advances	Weighted-Average Rate (1)
State Street Bank and Trust Company	$6,000,000	14.3%	5.37%
Webster Bank, N.A.	3,110,205	7.4	5.12
Massachusetts Mutual Life Insurance Company	2,100,000	5.0	1.78
Hingham Institution for Savings	1,530,500	3.6	4.46
Institution for Savings in Newburyport and its Vicinity	1,411,479	3.4	3.82
Total of top five advance-borrowing institutions	$14,152,184	33.7%

	December 31, 2023
Name	Par Value of Advances	Percent of Total Par Value of Advances	Weighted-Average Rate (1)
Citizens Bank, N.A.	$4,286,128	10.2%	5.57%
State Street Bank and Trust Company	2,500,000	6.0	5.27
Webster Bank, N.A.	2,360,018	5.6	5.52
Massachusetts Mutual Life Insurance Company	2,100,000	5.0	1.78
Hingham Institution for Savings	1,692,675	4.0	4.75
Total of top five advance-borrowing institutions	$12,938,821	30.8%
_______________________
(1)    Weighted-average rates are based on the contract rate of each advance without taking into consideration the effects of interest-rate-exchange agreements that we may use as hedging instruments.

Investments

At September 30, 2024, investment securities and short-term money-market instruments totaled $26.1 billion, an increase of $5.0 billion from $21.2 billion at December 31, 2023.

Short-term money-market investments increased $3.4 billion to $9.1 billion at September 30, 2024, compared with December 31, 2023. The increase was attributable to increases of $2.1 billion in federal funds sold, $1.2 billion in securities purchased under agreements to resell, and $166.0 million in interest bearing deposits.

Investment securities increased $1.6 billion to $17.0 billion at September 30, 2024, compared with $15.4 billion at December 31, 2023. The increase was primarily due to the $1.2 billion increase in the par value of MBS.

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

We place short-term funds with large, high-quality financial institutions that must be rated in at least the third-highest internal rating category on a rating scale of FHFA1 through FHFA7, reflecting progressively lower credit quality. The internal rating categories of FHFA1 through FHFA4 are considered to be investment quality. As of September 30, 2024, all of these placements either expired within one day or were payable upon demand. See Part 1 — Item 1 — Business — Business Lines — Investments in the 2023 Annual Report for additional information.

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

Table 10 - Credit Ratings of Investments at Carrying Value
(dollars in thousands)

	As of September 30, 2024
	Long-Term Credit Rating
Investment Category	Triple-A	Double-A	Single-A	Unrated
Money-market instruments: (1)
Interest-bearing deposits	$—	$150	$1,809,478	$—
Securities purchased under agreements to resell	—	—	2,750,000	—
Federal funds sold	—	950,000	3,635,000	—
Total money-market instruments	—	950,150	8,194,478	—

Investment securities:(2)

Non-MBS:
U.S. Treasury obligations	—	5,844,132	—	—
Corporate bonds	—	—	—	1,496
U.S. government-owned corporations	—	237,634	—	—
GSE	—	100,216	—	—
Supranational institutions	343,666	—	—	—
HFA securities	17,194	4,197	—	—
Total non-MBS	360,860	6,186,179	—	1,496

MBS:
U.S. government guaranteed - single-family	—	209,304	—	—
U.S. government guaranteed - multifamily	—	471,494	—	—
GSE – single-family	—	2,148,032	—	—
GSE – multifamily	—	7,615,831	—	—
Total MBS	—	10,444,661	—	—

Total investment securities	360,860	16,630,840	—	1,496

Total investments	$360,860	$17,580,990	$8,194,478	$1,496
_______________________
(1)    The counterparty NRSRO rating is used for money-market instruments. Counterparty ratings are obtained from Moody's, Fitch, Inc. (Fitch), and S&P and are each as of September 30, 2024. If there is a split rating, the lowest rating is used. In certain instances where a counterparty is unrated, the Bank may assign a deemed rating to the counterparty and that deemed rating is used.
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

Table 11 - Unsecured Credit Related to Money-Market Instruments and Debentures by Carrying Value
(dollars in thousands)

	Carrying Value
	September 30, 2024	December 31, 2023
Federal funds sold	$4,585,000	$2,500,000
Interest bearing deposits	1,809,628	1,643,587
Supranational institutions	343,666	346,375
U.S. government-owned corporations	237,634	235,191
GSEs	100,216	99,421
Corporate bonds	1,496	1,395

Mortgage Loans

We invest in mortgages through the MPF program. The MPF program is further described under — Mortgage Loans Credit Risk and in Part I — Item 1 — Business — Business Lines — Mortgage Loan Finance in the 2023 Annual Report.

As of September 30, 2024, our mortgage loan investment portfolio totaled $3.5 billion, an increase of $484.2 million from December 31, 2023. This increase is the result of an increase in mortgage loan purchase volume during 2024. We expect continued competition from Fannie Mae and Freddie Mac, as well as from private mortgage loan acquirers, for loan investment opportunities.

Mortgage Loans Credit Risk

We are subject to credit risk from the mortgage loans in which we invest due to our exposure to the credit risk of the underlying borrowers and the credit risk of the participating financial institutions when the participating financial institutions retain credit-enhancement and/or servicing obligations. For additional information on the credit risks arising from our participation in the MPF program, see Part II — Item 7 — Management's Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition — Mortgage Loans — Mortgage Loans Credit Risk in the 2023 Annual Report. For information on the credit performance of our mortgage loan portfolio as of September 30, 2024, see Item I — Financial Statements — Notes to Financial Statements — Note 4 — Mortgage Loans Held for Portfolio in this report.

Although our mortgage loan portfolio includes loans throughout the U.S., concentrations of 5 percent or greater of the par value of our conventional mortgage loan portfolio are shown in Table 12.

Table 12 - State Concentrations by Par Value

	Percentage of Total Par Value of Conventional Mortgage Loans
	September 30, 2024	December 31, 2023
Massachusetts	59%	62%
Maine	16	13
Connecticut	6	7
Vermont	6	5
All others	13	13
Total	100%	100%

We place conventional mortgage loans on nonaccrual status when the collection of interest or principal is doubtful or contractual principal or interest is 90 days or more past due. Accrued interest on nonaccrual loans is excluded from interest income. We monitor the delinquency levels of the mortgage loan portfolio on a monthly basis.

Table 13 - Mortgage Loans - Risk Elements and Credit Losses
(dollars in thousands)

	For the Nine Months Ended September 30,
	2024	2023
Average par value of mortgage loans outstanding during the period ending	$3,228,740	$2,753,043
Net recoveries	4	15
Net charge-offs to average loans outstanding during the period ending	—%	—%

	As of September 30, 2024	As of December 31, 2023
Mortgage loans held for portfolio, par value	$3,503,694	$3,023,423
Nonaccrual loans, par value	6,405	7,871
Allowance for credit losses on mortgage loans	2,200	2,000
Allowance for credit losses to mortgage loans held for portfolio	0.06%	0.07%
Nonaccrual loans to mortgage loans held for portfolio	0.18	0.26
Allowance for credit losses to nonaccrual loans	34.35	25.41

Consolidated Obligations

See Liquidity and Capital Resources for information regarding our COs.

Derivative Instruments

All derivatives are recorded on the statement of condition at fair value and classified as either derivative assets or derivative liabilities. Bilateral and cleared derivatives outstanding are classified as assets or liabilities according to the net fair value of derivatives aggregated by each counterparty. Derivative assets' net fair value, net of cash collateral and accrued interest, totaled $355.4 million and $383.1 million as of September 30, 2024, and December 31, 2023, respectively. Derivative liabilities' net fair value, net of cash collateral and accrued interest, totaled $6.8 million and $3.0 million as of September 30, 2024, and December 31, 2023, respectively.

The following table presents a summary of the notional amounts and estimated fair values of our outstanding derivatives, excluding accrued interest, and related hedged item by product and type of accounting treatment as of September 30, 2024, and December 31, 2023. The notional amount represents the hypothetical principal basis used to determine periodic interest payments received and paid. However, the notional amount does not represent an actual amount exchanged or our overall exposure to credit and market risk.

Table 14 - Derivatives and Hedge-Accounting Treatment
(dollars in thousands)

			September 30, 2024		December 31, 2023
Hedged Item	Derivative	Designation(2)	Notional Amount	Fair Value	Notional Amount	Fair Value
Advances (1)	Swaps	Fair value	$14,668,356	$(170,235)	$12,534,180	$(120,326)
	Swaps	Economic	—	—	90,000	(793)
Total associated with advances			14,668,356	(170,235)	12,624,180	(121,119)
Available-for-sale securities	Swaps	Fair value	11,858,270	(249,991)	12,391,160	(197,733)
COs	Swaps	Fair value	24,061,330	(501,775)	26,662,140	(876,631)
	Swaps	Economic	1,641,043	9	—	—
	Forward starting swaps	Cash Flow	941,000	1,384	1,391,000	83
Total associated with COs			26,643,373	(500,382)	28,053,140	(876,548)
Total			53,169,999	(920,608)	53,068,480	(1,195,400)
Mortgage delivery commitments			69,710	(47)	29,995	290
Total derivatives			$53,239,709	(920,655)	$53,098,475	(1,195,110)
Accrued interest				321,241		262,631
Cash collateral, including related accrued interest				947,993		1,312,535
Net derivatives				$348,579		$380,056

Derivative asset				$355,423		$383,073
Derivative liability				(6,844)		(3,017)
Net derivatives				$348,579		$380,056
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

Our daily average aggregate notional amount for uncleared derivatives transactions between June 2023 and August 2023 exceeded $8 billion and, as a result, we remained subject to two-way initial margin obligations as required by the Wall Street Reform and Consumer Protection Act. For uncleared derivatives transactions executed on or after September 1, 2022, a party whose initial margin requirement exceeds a specified threshold (which may not exceed $50 million) would be required to deliver collateral in the amount by which the initial margin requirement exceeds such specified threshold. Initial margin is required to be held at a third-party custodian for the benefit of the secured party, which can only assert ownership of such collateral upon the occurrence of certain events, which may include an event of default due to bankruptcy, insolvency, or similar proceeding. As of September 30, 2024, all initial margin requirements owed to our uncleared derivative counterparties by us or owed to us by our uncleared derivative counterparties were less than specified delivery thresholds.

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

Table 15 - Credit Exposure to Derivatives Counterparties
(dollars in thousands)

	As of September 30, 2024
	Notional Amount	Net Derivatives Fair Value Before Collateral	Cash Collateral Pledged to Counterparty	Net Credit Exposure to Counterparties
Asset positions with credit exposure:
Uncleared derivatives
Single-A	$297,500	$1,163	$(1,054)	$109
Cleared derivatives	21,335,879	27,723	320,269	347,992

Liability positions with credit exposure:
Uncleared derivatives
Single-A	13,639,870	(221,812)	229,026	7,214
Total interest-rate swap positions with nonmember counterparties to which we had credit exposure	35,273,249	(192,926)	548,241	355,315

Mortgage delivery commitments (1)	69,710	108	—	108
Total	$35,342,959	$(192,818)	$548,241	$355,423
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

Sources and Uses of Liquidity. Our primary sources of liquidity are proceeds from the issuance of COs and advance repayments, and maturing short-term investments, as well as cash and investment holdings that are primarily high-quality, short- and intermediate-term financial instruments that can be sold or pledged as collateral under a repurchase agreement. During the nine months ended September 30, 2024, we maintained continuous access to funding and adapted our debt issuance to meet the needs of our members.

Secondary sources of liquidity include payments collected on mortgage loans, proceeds from the issuance of capital stock, and member deposits. In addition, under the FHLBank Act, the U.S. Treasury may purchase up to $4 billion of FHLBank COs. The terms, conditions, and interest rates in such a purchase would be determined by the U.S. Treasury. This authority may be exercised at the discretion of the U.S. Treasury with the agreement of the FHFA only if alternative means cannot be effectively employed to permit members of the FHLBanks to continue to supply reasonable amounts of funds to the mortgage market, and the ability to supply such funds is substantially impaired because of monetary stringency and high interest rates. There were no such purchases by the U.S. Treasury during the nine months ended September 30, 2024.

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

Liquidity Management Action Trigger. We maintain a liquidity management action trigger pertaining to projected net cash flow: if projected net cash flow falls below zero on or before the 21st day following the measurement date, then management of the Bank is notified and determines whether any corrective action is necessary. We did not breach this threshold at any time during the nine months ended September 30, 2024. Table 16 below shows this calculation as of September 30, 2024.

Table 16 - Projected Net Cash Flow
(dollars in thousands)

As of September 30, 2024
21 Days
Uses of funds
Interest payable	$214,330
Maturing or expected option exercise of liabilities	9,728,811
Committed asset settlements	10,000
Capital outflow	131,886
MPF delivery commitments	69,710
Projected Calls	525,000
Gross uses of funds	10,679,737

Sources of funds
Interest receivable	318,947
Maturing or projected amortization of assets	14,248,922
Committed liability settlements	99,114
Cash and due from banks and interest bearing deposits	1,859,640
Other	32,286
Gross sources of funds	16,558,909

Projected net cash flow	$5,879,172

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

We were in compliance with the Base Case Liquidity Requirement at all times during the nine months ended September 30, 2024.

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

Table 17 - Funding Gap Metric

Funding Gap Metric (1)	Limit	Management Action Trigger	Three-Month Average September 30, 2024	Three-Month Average December 31, 2023
3-month Funding Gap	15%	13%	6.3%	3.8%
1-year Funding Gap	30%	25%	13.0%	17.5%
_______________________
(1)    The funding gap metric is a positive value when maturing liabilities exceed maturing assets, as defined, within the given period. Compliance with Limits and Management Action Triggers are evaluated against the rolling three-month average of the month-end funding gaps.

External Sources of Liquidity

Amended and Restated FHLBanks P&I Funding Contingency Plan Agreement. We have a source of emergency external liquidity through the Amended and Restated FHLBanks P&I Funding Contingency Plan Agreement. Under the terms of that agreement, in the event we do not fund principal and interest payments due with respect to any CO for which issuance proceeds were allocated to us within deadlines established in the agreement, the other FHLBanks will be obligated to fund any shortfall to the extent that any of the other FHLBanks has a net positive settlement balance (that is, the amount by which end-of-day proceeds received by such FHLBank from the sale of COs exceeds payments by such FHLBank on COs on the same day) in its account with the Office of Finance on the day the shortfall occurs. We would then be required to repay the funding to the other FHLBanks. We have never drawn funding under this agreement, nor have we ever been required to provide funding to another FHLBank under this agreement.

Debt Financing — Consolidated Obligations

At September 30, 2024, and December 31, 2023, outstanding COs for which we are primarily liable, including both CO bonds and CO discount notes, totaled $67.3 billion and $62.2 billion, respectively. CO bonds outstanding for which we are primarily liable at September 30, 2024, and December 31, 2023, include issued callable bonds totaling $19.3 billion and $22.2 billion, respectively.

CO discount notes comprised 22.2 percent and 35.3 percent of the outstanding COs for which we are primarily liable at September 30, 2024, and December 31, 2023, respectively, but accounted for 68.5 percent and 81.2 percent of the proceeds from the issuance of such COs during the nine months ended September 30, 2024 and 2023, respectively.

Overall, we continued to experience strong demand for COs among investors. During the period covered by this report, the capital markets have supported our funding needs and we have been able to issue debt in the amounts and structures required to satisfy the demand for advances and meet our funding and risk-management needs.

The Federal Reserve has highlighted continued progress toward achieving its two percent inflation objective, noting that labor market conditions have generally eased and the unemployment rate has moved up but remains low. While inflation has made progress toward the FOMC’s objectives, it remains somewhat elevated. As such, the FOMC lowered the target range of the federal funds rate by 0.50 percentage points in September 2024, and 0.25 percentage points in November 2024, to a range of 4.50 to 4.75 percent and will continue to reduce its holdings of Treasury securities, agency debt, and agency mortgage-backed securities. These actions remain important factors that could continue to shape investor demand for debt, including COs.

Capital

Total capital at September 30, 2024, was $3.8 billion compared with $3.5 billion at December 31, 2023.

The FHLBank Act and FHFA regulations specify that each FHLBank is required to satisfy certain minimum regulatory capital requirements. We were in compliance with these requirements at September 30, 2024, as discussed in Part 1 — Item 1 — Financial Statements — Notes to the Financial Statements — Note 9 — Capital.

Capital Rule

The FHFA's regulation on FHLBank capital classification and critical capital levels (the Capital Rule), among other things, establishes criteria for four capital classifications and corrective action requirements for FHLBanks that are classified in any classification other than adequately capitalized. The Capital Rule requires the Director of the FHFA to determine on no less than a quarterly basis the capital classification of each FHLBank. By letter dated September 26, 2024, the Director of the FHFA notified us that, based on financial information as of June 30, 2024, we met the definition of adequately capitalized under the Capital Rule.

Internal Capital Practices and Policies

We take steps we believe to be prudent beyond legal or regulatory requirements to ensure capital adequacy, reflected in our internal minimum capital requirement, which exceeds regulatory requirements, our minimum retained earnings management action trigger and limit, and limitations on our dividends. In the event that the board of directors deems capital to be deficient, the Bank has a number of options it can pursue, either individually or collectively, to address capital deficiencies and these include, but are not limited to:

•Limiting or withholding dividends;
•Limiting or precluding capital stock repurchases;
•Increasing membership and/or activity-based stock requirements; and/or
•Restricting risk taking as needed to restore compliance, such as by reducing assets or risk exposures.

Internal Minimum Capital Requirement in Excess of Regulatory Requirements

To provide protection for our capital base, we maintain an internal minimum capital requirement whereby the amount of paid-in capital stock and retained earnings (together, our actual regulatory capital) must be at least equal to the sum of 4 percent of our total assets plus an amount we measure as our risk exposure with 99 percent confidence using our economic capital model (together, our internal minimum capital requirement). As of September 30, 2024, this internal minimum capital requirement equaled $3.6 billion, which was satisfied by our actual regulatory capital of $4.0 billion.

Minimum Retained Earnings

In the third quarter of 2024 we implemented a management action trigger and a limit for our minimum level of retained earnings, both of which are determined monthly using rolling three-month averages:

•Management action trigger: retained earnings must be at least 4.5 percent of our total assets less outstanding capital stock plus the higher of (a) the risk-based capital requirement or (b) the economic capital requirement; and
•Limit: retained earnings must be at least 4.0 percent of our total assets less outstanding capital stock plus the higher of (a) the risk-based capital requirement or (b) the economic capital requirement.

At September 30, 2024, we had total retained earnings of $1.9 billion, which exceeded both the management action trigger of $1.7 billion and the limit of $1.4 billion. This method for determining our minimum amount of retained earnings replaced our previous target of $700.0 million in July 2024. In the event that the Bank’s balance of retained earnings is below the limit, dividends may not exceed 40 percent of the prior quarter’s net income.

Repurchases of Excess Stock

We have the authority, but are not obliged, to repurchase excess stock, as discussed under Part I — Item 1 — Business — Capital Resources — Repurchase of Excess Stock in the 2023 Annual Report.

Table 18 - Capital Stock Requirements and Excess Capital Stock
(dollars in thousands)

	Membership Stock Investment Requirement	Activity-Based Stock Investment Requirement	Total Stock Investment Requirement (1)	Outstanding Class B Capital Stock (2)	Excess Class B Capital Stock
September 30, 2024	$348,443	$1,686,207	$2,034,671	$2,166,557	$131,886
December 31, 2023	335,004	1,666,987	2,002,011	2,048,536	46,525
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

Restricted Retained Earnings and the Joint Capital Agreement

At September 30, 2024, our total required contribution to the restricted retained earnings account was $643.6 million compared with the current restricted retained earnings account balance of $492.8 million.

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

As of September 30, 2024, we have not made any significant changes to the estimates and assumptions used in applying our critical accounting policies and estimates from those used to prepare our audited financial statements.

LEGISLATIVE AND REGULATORY DEVELOPMENTS

We summarize certain significant legislative and regulatory actions and related developments for the period covered by this report below.

FHFA’s Review and Analysis of the FHLBank System. On November 7, 2023, the FHFA issued a written report titled “FHLBank System at 100: Focusing on the Future,” (System at 100 Report) presenting its review and analysis of the FHLBank System and the actions and recommendations it plans to pursue in service of its vision for the future of the FHLBank System. The report focused on four broad themes: (1) the mission of the FHLBank System; (2) the FHLBank System as a stable and reliable source of liquidity; (3) housing and community development; and (4) FHLBank System operational efficiency, structure, and governance. The FHFA has stated that it expects to continue a multi-year collaborative effort with the FHLBanks, their member institutions, and other stakeholders to address the recommended actions in the System at 100 Report and has stated that it can implement some of the recommendations from the report through ongoing supervision, guidance, or rulemaking, as well as through statutory changes by proposing specific requests for Congressional action. The FHFA made legislative recommendations for the FHLBank System in its 2023 Report to Congress issued on June 14, 2024, consistent with proposed plans and actions included in the System at 100 Report. Other significant recent regulatory actions for the FHLBanks are discussed in this section.

We continue to monitor the FHFA’s efforts to implement the recommendations from the System at 100 Report, including proposed plans and actions, and we are unable to predict what actions will ultimately result, the timing or extent of any actions or changes, or the ultimate effect on us, our members, or the FHLBank System in the future. We plan to continue engaging with the FHFA and other stakeholders in an effort to ensure the FHLBank System remains well positioned to serve the Bank’s members and their communities. For further discussion of the System at 100 Report, see, Part II — Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Legislative and Regulatory Developments in our 2023 Annual Report.

Advisory Bulletin on FHLBank Member Credit Risk Management. On September 27, 2024, the FHFA issued an advisory bulletin setting forth the FHFA’s expectations that an FHLBank’s underwriting and credit decisions should reflect a member’s financial condition and not rely solely on the collateral securing a member’s credit obligations. The advisory bulletin provides guidance for the FHLBanks to implement policies for credit risk governance, member credit assessment and monitoring of credit conditions, among other considerations. It also provides guidance on the oversight of members in financial distress by recommending implementation of escalation policies, processes for coordination with members’ prudential regulators, and management policies addressing default, failure, and insolvency situations. While we are comparing this advisory bulletin against our current member credit risk management policies and procedures to assess the potential impact on our financial condition and operations, we do not expect that this guidance will impact our role as a reliable source of liquidity for our members.

Advisory Bulletin on Federal Home Loan Bank System Climate-Related Risk Management. On September 30, 2024, the FHFA issued an advisory bulletin setting forth the FHFA’s expectation that each FHLBank should integrate climate-related risk management into its existing enterprise risk management framework over time. The advisory bulletin provides that an effective framework should address climate-related risk governance, such as selection of the related risk appetite and setting strategy and objectives, establishing and implementing plans to mitigate, monitor and report material exposures to such risks, and establishing roles and responsibilities for the board of directors and management. The advisory bulletin requires the FHLBanks to establish metrics that track exposure to climate-related risks and collect related data to quantify risk exposures, conduct climate-related scenario analyses, implement processes to report and communicate climate-related risks to internal stakeholders, and have a plan to respond to natural disasters and support climate resiliency. We are evaluating the potential impact of the advisory bulletin on the us and our operations, with some aspects of this advisory bulletin applying to the Office of Finance.

Proposed Rule on Unsecured Credit Limits for Federal Home Loan Banks. On October 3, 2024, the FHFA published a proposed rule with a comment deadline of December 2, 2024, to amend the FHFA’s regulation on capital requirements (Capital Regulation) to modify unsecured credit limits for FHLBanks. The proposed rule would include interest bearing deposit accounts (IBDAs) in a category of authorized overnight investments that would be excluded from the general limit on unsecured credit to a single counterparty. IBDAs are non-maturity deposits in approved counterparties which may be used to manage liquidity. The proposed rule would, among other things, increase the frequency of the required performance of certain capital calculations and clarify that certain non-interest-bearing deposit accounts (such as settlement, payment or other transactional accounts) are to be considered unsecured extensions of credit subject to the Capital Regulation’s unsecured general or overall (less restrictive) limit. Although excluding IBDAs from the general unsecured credit limit could provide greater flexibility for an FHLBank’s liquidity management, several of the other proposed changes, if adopted, could result in significant changes to our current business processes. We are evaluating the potential impact of the proposed rule on our financial condition and operations.

Proposed Rule on Federal Home Loan Bank System Boards of Directors and Executive Management. On October 21, 2024, the FHFA proposed revisions to its regulations addressing boards of directors and overall corporate governance of the FHLBanks and the Office of Finance. The comment deadline will be 90 days after the proposed rule is published in the Federal Register. If adopted as presented, the proposed rule would, among other things: (1) impact director compensation by allowing the Director of the FHFA to establish an annual amount of director compensation that the Director determines is reasonable; (2) require the Bank to complete and submit background checks to the FHFA on every nominee for a directorship; (3) impact public interest independent director qualifications, in part by requiring a person to have advocated for, or otherwise acted primarily on behalf of or for the direct benefit of, consumers or the community to meet the representation requirement; (4) expand the list of qualifying experiences for all FHLBank independent directors to include artificial intelligence, information technology and security, climate-related risk, Community Development Financial Institutions, business models, and modeling; and (5) establish a review process for director performance and participation, together with a process for removing FHLBank directors for cause. Other proposed revisions address, among other things, FHLBank conflicts of interest policies, covering all FHLBank employees, including specific limitations on executive officers and senior management and record retention policies.

While some proposed revisions would codify existing guidance and practice, several of the proposed revisions could result in significant changes to the nomination, election and retention of our board of directors. Additional director eligibility requirements and limitations on and potential reductions or limitations to director compensation resulting from the proposed rule could hinder the Bank’s ability to recruit and retain directors having the talent and expertise critical to the Bank’s ability to satisfy its mission, particularly given the growing complexities of the finance industry. We continue to analyze the impact that the proposed rule could have on us.

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

Table 19 - Interest-Rate Risk Management
(dollars in thousands)

	Outstanding Par Value/Notional Balance as of
	September 30, 2024	December 31, 2023
Fixed-rate noncallable debt, not hedged by interest-rate swaps	$10,957,010	$10,286,735
Fixed-rate callable debt not hedged by interest-rate swaps	1,571,500	1,131,500
CO debt hedged by interest-rate-exchange agreements, including both fair-value hedge relationships and economic hedge relationships (1)	25,702,373	26,662,140
Advances hedged by interest-rate-exchange agreements, including both fair-value hedge relationships and economic hedge relationships	14,668,356	12,624,180

Available-for-sale securities (non-MBS) hedged by interest-rate-exchange agreements	6,861,915	6,861,915
Available-for-sale securities (MBS) hedged by interest-rate-exchange agreements	4,996,355	5,529,245
Total hedged available-for-sale securities	11,858,270	12,391,160

Notional principal balance of forward starting interest-rate swaps hedging the anticipated future issuance of CO debt	941,000	1,391,000
_______________________
(1)    The amount for September 30, 2024, includes unsettled CO bonds with a par value of $55.0 million.

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
•VaR, which measures the potential change in our MVE, based on a set of stress scenarios (VaR Stress Scenarios) using historically-based interest-rate, volatility, and Option Adjusted Spread (OAS) movements starting at the most recent month-end and going back monthly to 1998. For risk-based capital purposes and compliance with our internal management action trigger, VaR is reported as the average of the five worst case scenarios.
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

Table 20 - Interest-Rate / Market-Rate Risk Metrics

	September 30, 2024	December 31, 2023	Target, Limit or Management Action Trigger
MVE	$3.7 billion	$3.5 billion	None
MVE/BVE	97%	99%	None
MVE/Par Stock	171%	170%	Maintain above 130% (management action trigger) and 125% (limit)
Economic Capital Ratio	5.1%	5.2%	Maintain above 4.5% (management action trigger) and 4.0% (limit)
MVE/Par Stock			Maintain above 125% under a +/- 2 standard deviation shock of historically determined basis changes of the SOFR, Federal Funds-OIS, Treasury, and CO yield curves (management action trigger)
+ 2 standard deviation shock	164%	161%
- 2 standard deviation shock	177%	179%
VaR	9.4% of MVE	11.0% of MVE	Management action trigger invoked when VaR exceeds 12% of MVE
Duration of Equity (1)	+1.39 years	+0.75 years	Maintain between +/- 3.5 years (management action trigger) and +/- 4.0 years (limit)
MVE Sensitivity: (1)
Down 200 basis point parallel rate shock	2.0%	0.7%	Maintain above -10% (management action trigger) and -15% (limit)
Up 200 basis point parallel rate shock	(3.7)%	(2.4)%
Duration Gap (1)	+0.85 months	+0.46 months	None
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

Value at Risk. VaR, which measures the potential change in our MVE, is based on a set of stress scenarios using historically based interest-rate, volatility, and OAS movements starting at the most recent month-end and going back monthly to 1998. For risk-based capital purposes and compliance with our internal management action trigger, VaR is reported as the average of the five worst scenarios.

The table below presents the VaR estimate as of September 30, 2024, and December 31, 2023, and represents the estimates of potential reduction to our MVE from potential future changes in interest rates and other market factors, as described above.

Estimated potential market value loss exposures are expressed as a percentage of the current MVE. The table is intended to represent a statistically based range of VaR exposures.

Table 21 - Value-at-Risk
(dollars in millions)

	Value-at-Risk (Gain) Loss Exposure
	September 30, 2024		December 31, 2023
Confidence Level	% of MVE (1)	Amount	% of MVE (1)	Amount
50%	5.82%	$215.3	6.91%	$241.3
75%	6.71	248.4	7.97	278.4
95%	8.25	305.3	9.34	326.1
99%	9.06	335.0	10.68	373.0

Average of five worst scenarios - as of period end	9.37	346.7	10.95	382.5
_____________________________
(1)    Loss exposure is expressed as a percentage of base MVE.

In certain months during 2024 and 2023, we exceeded our VaR management action trigger. For example, as of July 31, 2024, our VaR measured 13.4 percent of the base case MVE, which exceeded our management action trigger of 12 percent. The VaR calculation is based on a combination of interest-rate, volatility and OAS shock model inputs provided by the FHFA for establishment of the market risk component of our risk-based capital requirement. Beginning in the second quarter of 2023, the OAS shocks as provided by the FHFA were significantly increased from prior periods, which resulted in an increased VaR absent an equivalent change in the composition of the balance sheet or exposures as measured by other market risk metrics. The higher OAS shocks are a result of changes made by the FHFA to the assumption underlying this calculation in connection with the cessation of LIBOR in 2023. The potential exists for the FHFA to further change the OAS, interest-rate, and volatility shocks in the future. Senior management decided not to take action because the OAS shocks are applied to only assets and they believed that capital levels were sufficient relative to the metric.

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

Management has put in place management action triggers whereby senior management is explicitly informed of instances where our projected return on capital stock (ROCS) falls below the average yield on SOFR plus our current dividend spread over a twelve-month horizon in a variety of interest-rate shock scenarios limited to +/- 200 basis points and a +/- 2 standard deviation historically based immediate shock to basis spreads followed by an incremental reversion to current levels over 12 months. Our ROCS spread to SOFR remained above this management action trigger minimum during 2024. The results of this analysis for September 30, 2024, showed that in the base case our ROCS was 492 basis points over SOFR, and in the worst case modeled, the down 200 basis points scenario, our ROCS fell 125 basis points to 367 basis points over SOFR. For December 31, 2023, the results of this analysis showed in the base case our ROCS was 671 basis points over SOFR, and in the worst case modeled, the down 200 basis point scenario, our ROCS fell 224 basis points to 447 basis points over SOFR.

Certain Market and Interest-Rate Risk Metrics under Potential Interest-Rate Scenarios

We also monitor the sensitivities of MVE and the duration of equity to potential interest-rate scenarios. The following table presents certain market and interest-rate risk metrics under different interest-rate scenarios.

Table 22 - Market and Interest-Rate Risk Metrics
(dollars in millions)

	September 30, 2024
	Down 300(1)	Down 200(1)	Down 100(1)	Base	Up 100	Up 200	Up 300
MVE	$3,805	$3,773	$3,743	$3,700	$3,641	$3,564	$3,468
Percent change in MVE from base	2.8%	2.0%	1.2%	—%	(1.6)%	(3.7)%	(6.3)%
MVE/BVE	100%	99%	98%	97%	96%	93%	91%
MVE/Par Stock	176%	174%	173%	171%	168%	165%	160%
Duration of Equity	+1.33 years	+0.72 years	+0.95 years	+1.39 years	+1.81 years	+2.42 years	+2.95 years
Return on Capital Stock less SOFR	2.71%	3.67%	4.21%	4.92%	5.43%	5.89%	6.06%
Net income percent change from base	(59.35)%	(37.02)%	(19.47)%	—%	17.17%	33.62%	46.70%

	December 31, 2023
	Down 300(1)	Down 200(1)	Down 100(1)	Base	Up 100	Up 200	Up 300
MVE	$3,522	$3,518	$3,511	$3,492	$3,459	$3,408	$3,347
Percent change in MVE from base	0.9%	0.7%	0.5%	—%	(0.9)%	(2.4)%	(4.2)%
MVE/BVE	99%	99%	99%	99%	98%	96%	94%
MVE/Par Stock	172%	172%	171%	170%	169%	166%	163%
Duration of Equity	+0.11 years	+0.12 years	+0.38 years	+0.75 years	+1.19 years	+1.65 years	+1.81 years
Return on Capital Stock less SOFR	3.28%	4.47%	5.69%	6.71%	7.84%	8.66%	9.42%
Net income percent change from base	(56.49)%	(37.14)%	(17.69)%	—%	18.74%	34.55%	49.88%
____________________________
(1)    In an environment of low interest rates, downward rate shocks are floored as they approach zero, and therefore may not be fully representative of the indicated rate shock.

Item 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Senior management is responsible for establishing and maintaining a system of disclosure controls and procedures designed to ensure information required to be disclosed by us in the reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC. Our disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, we recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of controls and procedures.

Our management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures, with the participation of the president and chief executive officer and chief financial officer, as of September 30, 2024. Based on that evaluation, our president and chief executive officer and chief financial officer have concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of September 30, 2024.

Changes in Internal Control over Financial Reporting

During the quarter ended September 30, 2024, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Number	Exhibit Description	Reference

10.1	Federal Home Loan Bank of Boston 2025 Director Compensation Policy *	Exhibit 10.1 to our 8-K filed with the SEC on October 25, 2024
31.1	Certification of the president and chief executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed within this Form 10-Q
31.2	Certification of the chief financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed within this Form 10-Q
32.1	Certification of the president and chief executive officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed within this Form 10-Q
32.2	Certification of the chief financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed within this Form 10-Q
101.INS	XBRL Instance Document	The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document	Filed within this Form 10-Q
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	Filed within this Form 10-Q
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	Filed within this Form 10-Q
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	Filed within this Form 10-Q
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	Filed within this Form 10-Q
104	The cover page of the Bank’s Quarterly report on Form 10-Q, formatted in Inline XBRL	Included within the Exhibit 101 attachments
* Management contract or compensatory plan. Portions of this exhibit have been omitted.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date	FEDERAL HOME LOAN BANK OF BOSTON (Registrant)

November 12, 2024	By:	/s/	Timothy J. Barrett
Timothy J. Barrett President and Chief Executive Officer

November 12, 2024	By:	/s/	Frank Nitkiewicz
Frank Nitkiewicz Executive Vice President, Chief Operating Officer and Chief Financial Officer