Form 10-K
period 2024-12-31
Federal Home Loan Bank of Boston
filed 2025-03-14
CIK 1331463

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.     ☑
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒
Registrant's stock is not publicly traded and is only issued to members of the registrant. Such stock is issued and redeemed at par value, $100 per share, subject to certain regulatory and statutory limits. As of February 28, 2025, including mandatorily redeemable capital stock, we had 22,106 thousand outstanding shares of Class B stock.

DOCUMENTS INCORPORATED BY REFERENCE
None

FEDERAL HOME LOAN BANK OF BOSTON
2024 Annual Report on Form 10-K

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

We are a privately capitalized cooperative, and our mission is to provide our members with highly reliable wholesale funding and liquidity, and to support affordable housing and community economic development. We deliver competitively priced financial products and services, expertise that supports housing finance, community development, and economic growth, including programs targeted to lower-income households, and a competitive return on investment to our member shareholders. We serve the residential-mortgage and community-development lending activities of our members and certain nonmember institutions (referred to as housing associates) located in our district. Our district is comprised of Connecticut, Maine, Massachusetts, New Hampshire, Rhode Island, and Vermont. There are 11 distinct Federal Home Loan Banks (the FHLBanks or the FHLBank System) located across the U.S., each supporting the lending activities of its members within their districts. Each FHLBank is a separate entity with its own board of directors, management, and employees.

We are exempt from ordinary federal, state, and local taxation except for local real estate tax. However, we are required by statute to set aside 10 percent of our net earnings to support our Affordable Housing Program (AHP). For additional information, see — AHP Assessment. We also have voluntarily made an additional contribution to our AHP, and put in place certain subsidized advance, grant, and special purpose credit programs, including our Jobs for New England (JNE) program, Housing Our Workforce (HOW) program, Lift Up Homeownership special purpose credit program (LUH), Mortgage Partnership Finance® (MPF®) Permanent Rate Buydown product, and community development financial institution (CDFI) Advance. For additional information, see — Targeted Housing and Community Investment Programs.

In pursuit of our dual mission of providing liquidity to our member financial institutions and supporting housing and economic development in the communities our members serve, we have adopted long-term strategic priorities in our strategic business plan, which are to:

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
•attract, develop and retain the talent required to meet the Bank's present and future needs;
•leverage the advantages of diverse perspectives and inclusion, consistent with the principles of equal opportunity and in accordance with our statutory mandates under the FHLBank Act; and
•uphold our commitment to effective and efficient operations, while adapting as an agile organization to emerging opportunities and risks.

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

"Mortgage Partnership Finance," "MPF," "eMPF" and "MPF Xtra" are registered trademarks of the Federal Home Loan Bank of Chicago.

Our members and housing associates are comprised of financial institutions located throughout our district. Institutions eligible for membership include savings institutions (savings banks, savings and loan associations, and cooperative banks), commercial banks, credit unions, qualified CDFIs, and insurance companies that meet regulatory requirements, including having a home financing policy that is consistent with the Bank's housing finance mission. We are also authorized to lend to housing associates such as state housing finance agencies located in our district. Members (but not housing associates) are required to purchase and hold our capital stock as a condition of membership and for advances and certain other business activities transacted with us. Our capital stock is not publicly traded on any stock exchange and can only be transferred at par value of $100 per share. We are capitalized by retained earnings and the capital stock purchased by our members. Members may receive dividends, which are determined by our board of directors, and may request redemption or, at our sole discretion, repurchase of their capital stock at par value subject to certain conditions, as discussed further in Part II — Item 7 — Management's Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Capital. The U.S. government does not guarantee either the members' investment in or any dividend on our stock.

Oversight, Compliance with Government Regulations, Examinations, and Audit

Our business is subject to extensive regulation and supervision. The laws and regulations to which we are subject cover all key aspects of our business, and directly and indirectly affect our product and service offerings, pricing, competitive position and strategic plan, relationship with members and third parties, capital structure, cash sources and uses, and information security practices. As discussed throughout this report, such laws and regulations have a significant effect on key drivers of our results of operations, including, for example, our capital and liquidity, product and service offerings, risk management, and costs of compliance. For more information, see Part I — Item 1A — Risk Factors — We are subject to a complex body of laws and regulations, as well as U.S. government monetary and fiscal policies, which could change in a manner detrimental to our business operations and/or financial condition.

The FHFA, an independent agency in the executive branch of the U.S. government, supervises and regulates the FHLBanks. The FHFA is financed through assessments on the entities it regulates, which include the FHLBanks, as discussed under Part II — Item 8 — Financial Statements — Notes to the Financial Statements — Note 2 — Summary of Significant Accounting Policies — FHFA Expenses.

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

Our capital stock is registered with the U.S. Securities and Exchange Commission (SEC) under Section 12(g) of the Securities Exchange Act of 1934 and, as a result, we are required to comply with the disclosure and reporting requirements of the Exchange Act. We are not subject to the provisions of the Securities Act of 1933. We are also subject to regulation by the Financial Crimes Enforcement Network (FinCEN) and the Commodity Futures Trading Commission (CFTC).

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

We must submit annual management reports to Congress, the President, the Office of Management and Budget (OMB), and the Comptroller General of the United States. These reports include a statement of financial condition, a statement of operations, a statement of cash flows, a statement of internal accounting and administrative control systems, and the report of the independent registered public accounting firm on our financial statements.

The Comptroller General of the United States has authority under the FHLBank Act to audit or examine the FHFA and the Bank and to decide the extent to which each fairly and effectively fulfills the purposes of the FHLBank Act. Furthermore, the Government Corporations Control Act provides that the Comptroller General may review any audit of the financial statements conducted by an independent registered public accounting firm. If the Comptroller General conducts such a review, then the results and any recommendations must be reported to Congress, the OMB, and the FHLBank in question. The Comptroller General may also conduct his or her own audit of any financial statements of an FHLBank.

For additional information about the regulatory environment in which we operate, see Part II — Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Legislative and Regulatory Developments.

Office of Finance

The FHLBanks' Office of Finance (the Office of Finance) facilitates the issuing and servicing of FHLBank debt in the form of COs. The FHLBanks, through the Office of Finance as their agent, are the issuers of COs for which they are jointly and severally liable. The Office of Finance also provides the FHLBanks with market data. The Office of Finance publishes annual and quarterly combined financial reports on the financial condition and performance of the FHLBanks and also publishes certain data concerning debt issues and issuance. The FHLBanks are charged for the costs of operating the Office of Finance, as discussed in Part II — Item 8 — Financial Statements — Notes to the Financial Statements — Note 2 — Summary of Significant Accounting Policies — Office of Finance Expenses. The Office of Finance is governed by a board of directors that is constituted of all 11 FHLBank presidents and five independent directors.

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

Workforce Profile

Our workforce is primarily comprised of corporate employees, with our principal operations in one location. As of December 31, 2024, we had 206 full-time employees and no part-time employees. We employ temporary personnel to supplement our workforce as business needs arise. As of December 31, 2024, approximately 38 percent of our workforce was female, 62 percent male, 68 percent non-minority and 32 percent minority, and the average tenure of our employees was 11.6 years. Beginning in 2023 and into 2025, we have been adding to our workforce in key positions throughout the Bank designed to mitigate against risks attendant to a leanly staffed workforce by maintaining capacity of individuals, increasing redundancy, and facilitating knowledge transfer for anticipated departures. We strive to both develop talent from within the organization and supplement with external hires. We believe that developing talent internally results in institutional strength and continuity and promotes loyalty and commitment in our employee base, which furthers our success, while adding new employees contributes to new ideas and continuous improvement. There are no collective bargaining agreements with our employees.

Total Rewards

We have designed a total rewards structure to attract, retain and motivate our employee population while supporting business and mission objectives throughout all economic cycles. We maintain a market-based, competitive and comprehensive total rewards program consisting of base salary, annual incentives, retirement programs, and health and welfare benefits including:

•Cash compensation – Our salary and annual incentive plans are designed to align payout opportunities with achievement of our financial, operational, mission and regulatory goals and limit excessive risk-taking while recognizing team results and individual contributions.
•Benefits – We offer a variety of competitive retirement, health and welfare and other benefits as critical components in the total rewards program. These benefits are intended to provide employees with vehicles to save for retirement and provide affordable access to healthcare while encouraging healthy choices and behaviors. For more information on our retirement plans, see Part III — Item 11— Executive Compensation — Compensation Discussion and Analysis — Retirement and Deferred Compensation Plans.
•Time away from work – This includes paid time off for vacations, personal reasons, holidays, and volunteer opportunities. This also includes sick time at full pay and salary continuation at 65 percent of base pay for periods of extended illness.
•Culture – We strive to maintain a culture of inclusion and respect to attract, develop, and retain talent, which is supported by our strategic business plan regarding inclusion in all aspects of our business, as required by regulation.
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

Membership

Table 1 - Number of Members by Institution Type

	December 31,
	2024	2023	2022
Commercial banks	47	49	50
Credit unions	160	159	159
Insurance companies	80	79	74
Savings institutions	137	137	138
CDFI, non-depository institutions	3	3	4
Total members	427	427	425

As of December 31, 2024, 2023, and 2022, 66.5 percent, 65.8 percent, and 65.9 percent, respectively, of our members had outstanding advances with us. These usage rates are calculated excluding housing associates and other nonmember borrowers. While eligible to borrow, housing associates are not members and, as such, cannot hold our capital stock. Other nonmember borrowers consist of institutions that are former members or that have acquired former members and assumed the advances and capital stock held by those former members. These other nonmember borrowers are required to hold capital stock to support outstanding advances with us until those advances either mature or are paid off. In addition, nonmember borrowers are required to deliver all required collateral to us or our safekeeping agent until all outstanding advances either mature or are paid off. Other than housing associates, nonmember borrowers may not request new advances and are not permitted to extend or renew any advances they have assumed.

Our membership includes the vast majority of Federal Deposit Insurance Corporation (FDIC)-insured institutions and National Credit Union Association-insured credit unions with more than $100 million in assets in our district that are eligible to become members. There are other institutions in our district that are eligible for membership, such as insurance companies, smaller credit unions, and CDFIs, that could become members in the future. We do not anticipate that a substantial number of additional insured institutions will become members. We note that, for a variety of reasons, including mergers and acquisitions of members, we could experience a contraction in our membership that could lower overall demand for our products and services.

Economic Conditions

While our membership is limited to institutions with a principal place of business located in our district, both U.S. national and New England economic conditions, particularly in the housing market, impact our results of operations, financial condition, and future prospects. For example, demand for advances is influenced in part by factors such as the level of our members' deposits, which serve as liquidity alternatives to advances, and demand for residential mortgage loans, which members can generally use as collateral for advances. For information on some of the economic factors that have impacted us in 2024 and are expected to impact us in 2025, see Part II — Item 7 — Management's Discussion and Analysis of Financial Condition and Results of Operations — Economic Conditions.

Business Lines

Our business lines include offering credit products, such as advances, access to the MPF Program, deposit and safekeeping services, and access to the AHP. We also maintain a portfolio of investments for liquidity purposes and to supplement earnings.

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

We had 284 members, five housing associates, and four nonmember institutions with advances outstanding as of December 31, 2024. For information on trends in demand for advances, see Part II — Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition — Advances.

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

Targeted Housing and Community Investment Programs. We currently offer several solutions that are targeted to meet the affordable housing and economic development needs of communities that our members serve. These programs include the AHP, the Equity Builder Program (EBP), Community Development Advances (CDAs), the New England Fund (NEF), JNE, HOW, LUH, MPF Permanent Rate Buydown, and CDFI Advance. The table below provides a description of each program.

Table 2 - Targeted Housing and Community Investment Programs

Program	Description
Statutorily Mandated Subsidy Programs(1):
AHP	Subsidies in the form of direct grants or subsidized advances issued at interest rates below our funding cost (AHP advances) to help fund affordable housing projects that are directly sponsored by members. AHP funds are required to be used for homeownership for households with incomes at or below 80 percent of the median income for the area, or rental housing in which 20 percent of the units are for households with incomes that do not exceed 50 percent of the median income for the area. Program funds must be used for the direct costs to acquire, construct, or rehabilitate affordable housing.

EBP	Offers members grants to provide households with incomes at or below 80 percent of the area median income with down-payment, closing-cost, homebuyer counseling, and rehabilitation assistance. EBP is funded with a portion of the AHP assessment.

Statutorily-Mandated Non-Subsidized Advances for Community Investment Programs:
CDAs	Discounted advances offered at interest rates that are lower than our regular advance products for the purpose of helping our members fund community development efforts, such as supporting the growth of small businesses, and the development or renovation of roads and schools and expanding affordable housing for individuals with incomes at or below defined percentages of area median income.

NEF	Advances that are targeted to housing initiatives that benefit households with incomes at or below 80 percent of the area median income in support of inclusionary zoning efforts in ownership and rental projects.

Discretionary Housing and Community Investment Programs(2):
JNE	Provides subsidized advances to members to support low-cost lending to small businesses in New England that create and/or retain jobs, or otherwise contribute to overall economic development activities.

HOW	Enables members to provide down payment assistance to households with incomes above 80 percent up to 120 percent of the area median income.

LUH	Special purpose credit program established in accordance with the Equal Credit Opportunity Act and the Consumer Financial Protection Bureau’s Regulation B designed to increase the opportunity for people of color with incomes up to 120 percent of the area median income to purchase a home.

MPF Permanent Rate Buydown	Enables our participating financial institutions that utilize the MPF Program to reduce interest rates paid by income-eligible borrowers. Eligible borrowers with incomes up to 80 percent of area median income can qualify for the product.

CDFI Advance	Provides subsidized advances enabling members to provide low-cost capital to certified, non-depository CDFIs to support the development of affordable housing, job creation/small business growth, and the expansion of community facilities in distressed communities throughout New England.
_______________________
(1)For further information about how AHP subsidies are funded, see AHP Assessment below.
(2)Discretionary housing and community investment programs in this section consist of voluntary grants and subsidized advances.

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

Under our regulatory authority to purchase MBS, additional investments in MBS and asset-backed securities (ABS) are prohibited if our investments in such securities would cause the outstanding balance to exceed 300 percent of capital at the time of purchase, or would cause the total amount of purchases within a calendar quarter to exceed 50 percent of capital. Capital for this calculation is defined as capital stock, mandatorily redeemable capital stock, and retained earnings. On December 31, 2024, and 2023, our MBS and ABS holdings represented 264 percent and 256 percent of capital, respectively, and purchases remained below 50 percent of capital in all quarters of 2024 and 2023.

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

Our primary mission achievement ratio for the years ended December 31, 2024 and 2023, was 76.7 percent and 78.4 percent, respectively.

Table 3 - Primary Mission Achievement Ratio
(dollars in thousands)

	For the Year Ended December 31,
Average par value for the year ended	2024	2023
Advances	$41,193,981	$42,385,470
Mortgage loans held for portfolio	3,317,835	2,807,813
Primary mission assets	44,511,816	45,193,283

Consolidated obligations	64,278,724	64,180,388
U.S. Treasury obligations	6,250,000	6,499,315
Consolidated obligations less U.S. Treasury obligations	$58,028,724	$57,681,073

Primary mission achievement ratio	76.7%	78.4%

Mortgage Loan Finance. We participate in the MPF Program, which is a secondary mortgage market structure under which we either invest in or, for fees, facilitate third party investors' investment in eligible mortgage loans (referred to as MPF loans) from FHLBank members, referred to as "participating financial institutions." MPF loans are fixed rate, residential mortgage loans that are either conventional (conventional mortgage loans) or insured or guaranteed by the Federal Housing Administration (the FHA), the U.S. Department of Veterans Affairs (the VA), the Rural Housing Service of the U.S. Department of Agriculture (RHS), or the U.S. Department of Housing and Urban Development (HUD) (government mortgage loans) and are secured by one- to four-family residential properties with original maturities ranging from five years to 30 years or participations in such mortgage loans. For information on trends in the size of the program in 2024, see Part II — Item 7 — Management's Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition — Mortgage Loans.

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

MPF 125. The first loss account is equal to 1.00 percent (100 basis points) of the aggregate par value of the MPF loans funded under the master commitment. Once the master commitment is fully funded or expires, the first loss account is expected to cover expected losses on that master commitment. We may recover a portion of losses allocated to the first loss account by withholding performance credit-enhancement fees payable to the participating financial institution. We do not currently offer our members new master commitments under MPF 125.

MPF Plus. The first loss account is equal to an agreed-upon number of basis points of the aggregate par value of the MPF loans funded under the master commitment that is not less than the amount of expected losses on the master commitment. Once the master commitment is fully funded, the first loss account is expected to cover expected losses on that master commitment. We may recover a portion of losses allocated to the first loss account by withholding performance credit-enhancement fees payable to the participating financial institution. We do not currently offer our members new master commitments under MPF Plus.

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

COs, consisting of bonds and discount notes, represent our primary source of debt to fund advances, purchases of mortgage loans, and investments. All COs are issued on behalf of one or more FHLBanks (as the primary obligors for the specified issuance) through the Office of Finance, but all COs are the joint and several obligations of all of the FHLBanks. COs are not obligations of the U.S. government and are not guaranteed by the U.S. government or any government agency. As of February 28, 2025, Moody's Investors Service Inc. (Moody's) rated COs Aaa/P-1, and Standard & Poor’s Financial Services LLC (S&P) rated them AA+/A-1+. The GSE status of the FHLBanks and the ratings of the COs have historically provided the

FHLBanks with ready capital market access. For information on the market for COs during the period covered by this report, see Part II — Item 7 — Management's Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Debt Financing — Consolidated Obligations.

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

We were in compliance with this FHFA regulation as of December 31, 2024 and 2023.

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

Total Stock-Investment Requirement (TSIR). Each member is required to satisfy its TSIR at all times, which is an amount of stock equal to its activity-based stock-investment requirement plus its membership stock-investment requirement rounded up to the nearest whole share. Any stock held by a member in excess of its TSIR is referred to as excess stock. On December 31, 2024, members and nonmembers with capital stock outstanding held excess capital stock totaling $42.9 million, representing approximately 2.0 percent of total capital stock outstanding.

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

Repurchase of Excess Stock. Our Capital Plan provides us with the authority and sole discretion to repurchase excess stock from any shareholder at par value upon 15 days prior written notice to the member, unless a shorter notice period is agreed to in writing with the member, so long as the repurchase will not cause us to fail to meet any of our regulatory capital requirements or violate any other applicable limitation or prohibition. It is our practice to repurchase daily the excess stock held by any shareholder whose excess stock exceeds the lesser of $3.0 million or 3.00 percent of the shareholder’s TSIR, subject to a minimum repurchase of $100,000. We retain authority to suspend repurchases of excess stock from any member or all members without prior notice. In addition to daily repurchases, shareholders may request that we voluntarily repurchase excess stock shares at any time. In either case, we retain sole discretion over any voluntary repurchases of excess stock in accordance with our Capital Plan. The discretion to suspend repurchases or to decline a member’s repurchase request would most likely be exercised in one of two scenarios. In the first scenario, discretion would be exercised because the member’s financial condition or collateral position is such that we deem it necessary to retain excess stock to fully secure our credit exposure to the member. In the second scenario, discretion would be exercised to meet the liquidity or capital management needs of the Bank. During the year ended December 31, 2024, we repurchased $2.6 billion of excess capital stock, of which $997 thousand was mandatorily redeemable capital stock.

Statutory and Regulatory Restrictions on Capital-Stock Redemption and Repurchases. By law our stock is putable by the member. However, there are significant statutory and regulatory restrictions on our obligation to redeem a member's outstanding stock, including the following:

•We can only redeem stock investments that exceed the members' TSIR.
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
•If our board of directors or the FHFA determines that we have incurred or are likely to incur losses that result in or are likely to result in charges against our capital stock while such charges are continuing or expected to continue then we may not redeem or repurchase any capital stock without the prior written approval of the FHFA.
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

Retained Earnings. Our current minimum retained earnings management action trigger and limit are $1.7 billion and $1.3 billion, respectively, and is discussed under Part II — Item 7 — Management's Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Internal Capital Practices and Policies — Minimum Retained Earnings Target.

As of December 31, 2024, our retained earnings totaled $1.9 billion. Of that amount, $509.2 million is in a restricted retained earnings account and is not available to pay dividends. Our Capital Plan and a joint capital enhancement agreement (as amended, the Joint Capital Agreement) among the FHLBanks require that we allocate a certain percent of net income, at least 20 percent, to the restricted retained earnings account until the total amount in the restricted retained earnings account is at least equal to 1.0 percent of the daily average carrying value of our outstanding total COs (excluding fair-value adjustments) for the calendar quarter. At December 31, 2024, our contribution requirement totaled $663.5 million. Any amount of restricted retained earnings that exceeds 150 percent of the contribution requirement may be reclassified to unrestricted retained earnings. For additional information on restricted retained earnings and the Joint Capital Agreement, see Part II — Item 5 — Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities and Item 7 — Management's Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Internal Capital Practices and Policies — Restricted Retained Earnings and the Joint Capital Agreement.

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

AHP Assessment

Annually, the FHLBanks collectively must set aside for the AHP the greater of $100 million or 10 percent of the current year's net income before interest expense associated with mandatorily redeemable capital stock and the assessment for AHP (net earnings). For the year ended December 31, 2024, our AHP assessment was $32.3 million. In addition to the required assessment, our Board may elect to make voluntary contributions to the AHP. Our board of directors approved a voluntary contribution of $2.8 million for 2024, resulting in a total combined contribution amount of $35.1 million for the year.

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
•Diversity and inclusion risk is the risk that the Bank lacks sufficient diversity of perspectives and experiences among its staff, board of directors, and business partners or lacks a sufficiently inclusive environment that encourages sharing of such perspectives and experiences to incorporate a broader range of risks and opportunities in its decision-making;

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

Business Risk

Management's strategies for mitigating business risk include annual and long-term strategic planning exercises; continually monitoring key economic indicators, business activity and financial projections, merger activity among our members, emerging business opportunities, competitive threats, member engagement and satisfaction, and our external environment; and developing contingency plans when appropriate.

Operational Risk

We are subject to operational risk which can result from human error, fraud, vendor or third-party failure, unenforceability of legal contracts, or deficiencies in internal controls or information systems.

We have policies and procedures intended to mitigate operational risks. We train our employees for their roles and maintain written policies and procedures for our key functions. We maintain a system of internal controls designed to adequately segregate responsibilities and appropriately monitor and report on our activities to management and the board of directors. Our internal audit department, which reports directly to the Audit Committee of the board of directors, regularly monitors our adherence to established policies and procedures. Operational risk includes risk arising from breaches of our cybersecurity or other cybersecurity incidents that could result in a failure or interruption of our information technology systems as discussed in Part I — Item 1C — Cybersecurity. Some operational risks are beyond our control, and the failure of other parties to adequately address their operational risks could adversely impact us.

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

Diversity and Inclusion Risk

The Bank’s commitment to its diversity and inclusion program continues to evolve. As required by regulation, the Bank has a rolling three-year diversity and inclusion strategic plan so we can evaluate the program’s effectiveness over the three-year time horizon. Having an effective diversity and inclusion program provides for differing perspectives and experiences that assist the Bank in meeting its strategic objectives, which occur at the board of directors, management, and staff levels.

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

As can happen from time-to-time, the availability to our members of different products from alternative sources, with terms that may be more attractive than the terms of products we offer, may significantly decrease the demand for our advances and/or loan purchases. Further, any changes we make in the pricing of our advances or for residential mortgage loans in an effort to compete effectively with these competitive funding sources could decrease the profitability of advances and purchased loans, which could reduce earnings. More generally, a decrease in the demand for advances and/or loan purchases, or a decrease in the profitability of advances and/or mortgage loan investments, could adversely impact our financial condition and results of operations.

The loss of large members could result in lower demand for our products and services.

As of December 31, 2024, our five largest stock-holding members held 37.2 percent of our advances and 31.8 percent of our capital stock. The loss of large members or a significant reduction in the level of business they conduct with us would likely lower overall demand for our products and services in the future and adversely impact our performance.

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

For example, we note that, from time to time, the executive branch, Congress, and various independent federal agencies have advanced plans through legislation, regulation, guidance, or other government action, such as executive orders, to reform the federal regulatory landscape regarding U.S. housing finance, such as the ultimate resolution to Fannie Mae and Freddie Mac’s respective conservatorships. If implemented, these plans could directly or indirectly impact the business and results of operations of the GSEs that support the U.S. housing market, including the FHLBanks. Any such changes that are implemented could directly or indirectly impact our ability to conduct business or the cost of doing business.

The FHFA issued the “FHLBank System at a 100: Focusing on the Future” report on November 7, 2023, presenting its review and analysis of the FHLBank System and the actions and recommendations that it plans to pursue over a multi-year effort, in service of its vision for the FHLBank System. The report focused on four broad themes: (1) mission of the FHLBank System; (2) stable and reliable source of liquidity; (3) housing and community development; and (4) FHLBank System operational efficiency, structure, and governance. We are unable to predict what actions, if any, will ultimately result from the FHFA’s recommendations, the timing of any actions, the extent of any changes to the Bank or the FHLBank System, or the ultimate effect on the Bank or the FHLBank System, particularly in light of the changes in the FHFA’s leadership and potential changes in the regulatory environment affecting the Bank. The report is discussed in greater detail in Part II — Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Legislative and Regulatory Developments.

We cannot predict what, if any, regulations will be issued, legislation will be enacted, or other government actions will be taken, and we cannot predict the effects of any such regulations, legislation, or other government actions on our business operations and/or financial condition, particularly in light of changes in the federal administration, FHFA leadership, and potential changes in the regulatory environment affecting the Bank. Any such changes to legislation, regulation, or regulatory expectations affecting our mission, liquidity role, membership and lending requirements, affordable housing contributions, voluntary programs, support for community investment, operations, structure, statutory and regulatory mandated diversity and inclusion programs, and governance, could increase our operational costs and expenses, result in heightened scrutiny of the Bank and our mission and activities, and impact the Bank’s business, which may affect the Bank’s financial condition, or results of operations, or the value of membership in the Bank.

Our dividend practices could decrease demand for our products that require capital stock purchases and/or result in withdrawals from membership.

Historically, our board of directors has varied dividend declarations based on our financial condition, performance, outlook and economic environment. Throughout 2024, our board maintained dividends at a consistent level relative to short-term interest rates, as represented by SOFR. If our financial performance or condition were to deteriorate significantly in the future, our board of directors could determine to reduce or eliminate dividends.

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

Certain NRSROs have indicated that the credit ratings, including the ratings outlooks, of the FHLBanks are constrained by the credit ratings of the U.S. federal government, even though our obligations and other debts are not guaranteed by the U.S. federal government. Accordingly, a downgrade of the U.S. federal government's credit rating by an NRSRO is likely to be followed by a similar downgrade of the FHLBanks' credit rating. Downgrades of the U.S. federal government's credit rating, resulting from, among other things, the U.S. federal government’s failure to increase the U.S. Treasury debt ceiling or prolonged government shutdowns, are possible and could cause a downgrade in the FHLBanks’ credit rating, and any resulting downgrades to our credit ratings could adversely impact our funding costs and/or access to the capital markets. Further, member and housing associate demand for certain of our products, such as letters of credit, is influenced by our credit ratings, and downgrade of our credit ratings could weaken or eliminate demand for such products. To the extent that we cannot access funding when needed on acceptable terms to effectively manage our cost of funds or demand for our products falls, our financial condition and results of operations could be adversely impacted.

Negative information about the FHLBanks or housing GSEs in general could adversely impact our cost and availability of financing, or limit membership growth.

Negative information about us or any other FHLBank, such as material losses or increased risk of losses, could adversely impact our cost of funds. More broadly, negative information about housing GSEs, in general, could adversely impact us. Potential sources of negative information about the FHLBanks include, but are not necessarily limited to, NRSROs, the FHFA, and its Office of Inspector General, and other political scrutiny.

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

The Capital Rule, among other things, establishes criteria for four capital classifications and corrective action requirements for FHLBanks that are classified in any classification other than adequately capitalized. An adequately capitalized FHLBank is one that has sufficient permanent and total capital to satisfy its risk-based and minimum capital requirements. We satisfied these requirements on December 31, 2024. However, pursuant to the Capital Rule, the FHFA has discretion to reclassify an FHLBank and modify or add to corrective action requirements for a particular capital classification. If we become classified into a capital classification other than adequately capitalized, we would be subject to the corrective action requirements for that capital classification in addition to being subject to prohibitions on declaring dividends and redeeming or repurchasing capital stock.

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

We are subject to affordable housing goals regarding our acquired member asset program that require a portion of the mortgage loans we purchase meet specified standards relating to affordability or location. If we do not meet our acquired member asset housing goals and the FHFA finds that the goals were feasible, we may be required to develop an FHFA approved housing plan with additional requirements that could have a material adverse effect on our results of operations and financial condition. For example, a housing plan may limit our ability to acquire more than a certain amount of non-affordable housing mortgage loans through our acquired member asset program or require that we pay a premium for affordable housing mortgage loans. In addition, the penalties for failure to comply with any such housing plan may include cease-and-desist orders and civil money penalties.

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

MARKET AND LIQUIDITY RISKS

Changes in interest rates, which is affected by U.S. government monetary and fiscal policies, could adversely impact our financial condition and results of operations.

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

Our primary source of funds is the issuance of COs in the capital markets. Our ability to obtain funds through the sale of COs depends in part on prevailing conditions in the capital markets at that time, which are beyond our control. For example, Congressional failure to raise the U.S. Treasury debt ceiling could raise the potential for defaults on U.S. Treasury debt, which, in turn, would likely impact the demand and pricing for our COs. Accordingly, we cannot make any assurance that we will be able to obtain funding on terms acceptable to us, if at all. If we cannot access funding when needed, our ability to support and continue our operations would be adversely impacted, which would thereby adversely impact our financial condition and results of operations.

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

We may not be able to profitably invest excess cash needed for liquidity.

We maintain significant investments in overnight money market instruments to ensure adequate liquidity to meet member borrowing needs in the event of market disruptions. The availability and pricing of these investments is subject to the availability of sufficient demand for funding by high-quality financial institutions that are willing to pay us a rate that exceeds our funding cost. Insufficient demand by such financial institutions could result in negative spreads on these assets or in the need to place funds in our Federal Reserve Bank account, which pays no interest.

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

We rely heavily on information systems and other technology to conduct and manage our business. See Part I — Item 1 — Business — Risk Management — Operational Risk and Item 1C – Cybersecurity for additional information on our use of information systems and technology. Any failures or interruptions of these information systems or other technology could have a material adverse impact on our financial condition and results of operations. Moreover, cyber-attacks, in particular those on financial institutions and financial market infrastructures, have become more frequent, more sophisticated, and increasingly difficult to detect and prevent, including as a result of the increased capabilities of artificial intelligence and other emerging technologies, such as ransomware-as-a-service, that may be used maliciously.

For example, most of our information systems are hosted with infrastructure-as-a-service (IaaS) or software-as-a-services (SaaS) providers on which we are reliant to provide a secure and stable operating environment for these systems. Any failure to provide such stability or security by the IaaS or SaaS providers could result in failures or interruptions in our ability to conduct business. As another example, our AHP, MPF, and certain collateral activities rely on the secure processing, storage, and transmission of private borrower information, which may include names, residential addresses, social security numbers, credit rating data, or other consumer financial information. We could experience an event where this information is exposed in several ways, including through unauthorized access to computer systems, computer viruses that attack our computer systems, software or networks, accidental delivery of information to an unauthorized party, loss of encrypted media containing this information, and similar circumstances at service providers with access to or possession of such information. Any of these events could result in significant financial losses, legal and regulatory sanctions, and reputational damage.

We are maintaining a continuous strategy to ensure our mission critical applications and supporting infrastructure remain protected against evolving security threats. The pace of change to our information technology, increases the risk of failures or interruptions of information systems or other technology, which could have a material adverse impact on our financial condition and results of operations.

We rely on third parties for certain important or critical services and could be adversely impacted by disruptions in those services.

We have engaged various third parties to provide certain important or critical services that include, but not limited to, hardware, software, IaaS, SaaS, connectivity, and other technology services, including third parties for which there are few substitutes or would be difficult to replace in a timely manner. A significant failure by any of these third parties, including failure to adequately perform contracted-for-services, loss of availability, or data breaches, could result in significant disruptions to our ability to conduct business, improper access to confidential information, or other harm to our business or our members. The occurrence of any failures, data issues, or interruptions could have a material adverse effect on our business, financial condition, and results of operations.

For example, in participating in the MPF Program, we rely on the FHLBank of Chicago in its capacity as the MPF Provider. Our investments in mortgage loans through the MPF Program account for 5.1 percent of our total assets as of December 31, 2024, and 3.6 percent of interest income for the year ended December 31, 2024. If the FHLBank of Chicago changes or ceases to operate the MPF Program or experiences a failure or interruption in its information systems and other technology in its operation of the MPF Program, our mortgage-investment activities could be adversely impacted, and we could experience a related decrease in net interest margin, financial condition, and profitability. In the same way, we could be adversely impacted if the FHLBank of Chicago's third-party vendors engaged in the operation of the MPF Program were to experience operational or technological difficulties.

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

Our board of directors has the statutory authority and responsibility to select, employ and fix the compensation of Bank executive officers and employees to help ensure the hiring and retention of qualified staff. However, as the regulator of the FHLBanks, the FHFA may determine that compensation paid to any executive officer or director is in its view not reasonable and comparable with compensation for such services in other similar businesses involving similar duties and responsibilities. Depending on how such authority is exercised, our ability to recruit and retain qualified executive officers and directors could be adversely affected.

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

In alignment with industry standards, such as the National Institute of Standards and Technology (NIST) Cybersecurity Framework, and FHFA regulatory guidance, we have implemented processes for assessing, identifying, and managing cybersecurity risk through a layered approach throughout our environment and in our service provider arrangements, including SaaS and IaaS engagements. We endeavor to continuously develop our policies and practices to mitigate our exposure to cybersecurity risks given, among other things, the evolving natures of these risks, the involvement of uncontrollable circumstances, such as fires or flooding, and our role in the financial services industry and the broader economy. Our cybersecurity risk-mitigating processes include, but are not limited to the following: performing regular risk assessments to identify, understand, and prioritize risks from cybersecurity threats; the implementation of firewalls, anti-virus software, and real-time network monitoring; the deployment of software updates to address security vulnerabilities; maintaining a vulnerability management program to timely identify and remediate cybersecurity risks, and; periodic employee training to educate employees on how to identify and avoid various forms of social engineering.

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

Cybersecurity Governance

Our director of information security provides regular reporting (at least quarterly) to the Risk Committee and Technology Committee of our board of directors on topics such as threat intelligence, major cybersecurity risk areas and threats, technologies and best practices, and any cybersecurity incidents that may have impacted us, and more frequently if there is an ongoing cybersecurity incident. Our board of directors oversees our information security program through regular review of policies and principles, including our information security policy designed to establish clear management direction and commitment to preserve the confidentiality, integrity, and availability of all information technology assets, including data.

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

Our director of information security, who reports both to our chief risk officer and our chief information officer, manages the Bank’s cybersecurity governance framework designed to protect the confidentiality, integrity, and availability of the Bank’s information technology assets and data under our control. Our director of information security has more than 25 years of experience in information technology in successively more responsible roles and has led teams to design, secure, and implement numerous technology solutions. Our information security department is responsible for developing, documenting, and approving our information security control standards, guidelines, and procedures, in line with the policies and standards set forth by our board of directors and the Bank Technology Governance Committee.

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

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The par value of our capital stock is $100 per share. Our stock is not publicly traded and can be purchased only by our members at par. As of February 28, 2025, 424 members and 8 nonmembers held a total of 22.1 million shares of our Class B stock.

Subject to regulatory limitations, dividends are solely within the discretion of our board of directors. The board of directors declared dividends during 2024, 2023, and 2022 as set forth in Table 4 below. Dividend rates are quoted in the form of an interest rate, which is then applied to each stockholder's average capital-stock-balance outstanding during the preceding calendar quarter to determine the dollar amount of the dividend that each stockholder will receive. The dividend rate was based upon a spread to average short-term interest rates experienced during the quarter.

Table 4 - Quarterly Dividends Declared
(dollars in thousands)

	2024			2023			2022
Dividends Declared in the Quarter Ending	Average Capital Stock (1) during preceding quarter	Dividend Amount (2)	Annualized Dividend Rate	Average Capital Stock (1) during preceding quarter	Dividend Amount (2)	Annualized Dividend Rate	Average Capital Stock (1) during preceding quarter	Dividend Amount (2)	Annualized Dividend Rate
March 31	$1,957,708	$41,450	8.40%	$1,844,092	$31,003	6.67%	$994,076	$5,136	2.05%
June 30	1,966,890	41,079	8.40	2,139,463	39,829	7.55	956,166	4,927	2.09
September 30	2,057,414	43,021	8.41	2,312,966	46,363	8.04	1,226,088	11,372	3.72
December 31	2,041,780	42,906	8.36	1,907,984	39,965	8.31	1,584,941	20,614	5.16
_________________________
(1)    Average capital stock amounts do not include average balances of mandatorily redeemable stock.
(2)    The dividend amounts do not include the interest expense on mandatorily redeemable stock.

On February 14, 2025, our board of directors declared a cash dividend that was equivalent to an annual yield of 7.74 percent, the approximate daily average of SOFR rates for the fourth quarter of 2024 plus 300 basis points. The dividend amount, based on average daily balances of Class B shares outstanding for the fourth quarter of 2024, totaled $41.2 million and was paid on March 4, 2025. In declaring the dividend, the board stated that it expects to follow this formula for declaring cash dividends through 2025, though a quarterly loss or a significant adverse event or trend could cause a dividend to be reduced or suspended.

Dividends are declared and paid in accordance with a schedule adopted by the board of directors that enables our board of directors to declare each quarterly dividend after net income is known, rather than basing the dividend on estimated net income. For example, in 2024, quarterly dividends were declared in February, April, July, and October based on the immediately preceding quarter's net income and were paid on the second business day of the month that followed the month of declaration. We expect to continue this approach in 2025.

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

We maintain a policy providing that retained earnings must be at least 4.0 percent of our total assets less outstanding capital stock plus the higher of (a) the risk-based capital requirement or (b) the economic capital requirement, and is determined monthly using rolling three-month averages. At December 31, 2024, we had total retained earnings of $1.9 billion, which exceeded the minimum retained earnings limit of $1.3 billion. If our balance of retained earnings is below our minimum retained earnings limit, the quarterly dividends may not exceed 40 percent of the prior quarter’s net income.

This method for determining our minimum amount of retained earnings replaced our previous target of $700.0 million in July 2024. See Part II — Item 7 — Management's Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Internal Capital Practices and Policies — Minimum Retained Earnings for additional information.

We may not pay dividends in the form of capital stock or issue new excess stock to members if our excess stock exceeds 1.0 percent of our total assets or if the issuance of excess stock would cause our excess stock to exceed 1.0 percent of our total assets. At December 31, 2024, we had excess stock outstanding totaling $42.9 million or 0.1 percent of our total assets.

We maintain a policy establishing a minimum capital level in excess of regulatory requirements to provide further protection for our capital base. This adopted minimum capital level provides that we will maintain a minimum capital level equal to 4.0 percent of total assets plus an amount we measure as our risk exposure with 99 percent confidence using our economic capital model, an amount equal to $3.5 billion at December 31, 2024. Our permanent capital level was $4.1 billion at December 31, 2024, so we were in excess of this requirement by $596.2 million on that date. If necessary to satisfy this adopted minimum capital level, however, we will take steps to control asset growth and/or maintain capital levels, the latter of which may limit future dividends.

Our Capital Plan and the Joint Capital Agreement require us to allocate 20 percent of our net income to a separate restricted retained earnings account until the total amount in the restricted retained earnings account is at least equal to 1.0 percent of the daily average carrying value of our outstanding total COs (excluding fair-value adjustments) for the calendar quarter. As of December 31, 2024, $509.2 million of our retained earnings are amounts in the restricted retained earnings account compared with our total contribution requirement of $663.5 million at that date. Amounts in the restricted retained earnings account cannot be used to pay dividends. Any amount of restricted retained earnings that exceeds 150 percent of the contribution requirement may be reclassified to unrestricted retained earnings. No reclassification from restricted retained earnings to unrestricted retained earnings occurred during 2024.

For additional information on the Joint Capital Agreement, see Part II — Item 7 — Management's Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Internal Capital Practices and Policies — Restricted Retained Earnings and the Joint Capital Agreement.

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
•political events, including legislative, regulatory, judicial, government actions, including executive orders, or other developments that affect the Bank, its members, investors in the consolidated obligations of the FHLBanks, the FHFA, the organization and structure of the FHLBank System, our ability to access the capital markets, or our counterparties, such as any GSE legislative reforms, any changes resulting from the FHFA’s comprehensive review and analysis of the FHLBank System, changes to the FHLBank Act, or changes to other statutes or regulations applicable to the FHLBanks;
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

EXECUTIVE SUMMARY

Net income for the year ended December 31, 2024, totaled $290.5 million, an increase of $33.2 million from net income of $257.3 million for 2023. The increase in net income was primarily due to an increase of $58.1 million in net interest income after provision for credit losses, partially offset by a $12.0 million increase in expenses related to our discretionary housing and community investment programs, $4.1 million increase in compensation and benefits expense, $3.7 million increase in AHP assessment, and a $2.4 million decrease in noninterest income.

Net interest income after reduction of credit losses for the year ended December 31, 2024, was $433.3 million, compared with $375.2 million for 2023. The $58.1 million increase in net interest income after provision for credit losses was primarily driven by a $19.9 million favorable variance in net unrealized gains and losses on fair value hedge ineffectiveness, attributable to changes in intermediate- and long-term interest rates during the year ended December 31, 2024, and increases of $2.0 billion and $511.1 million in our average mortgage-backed securities and average mortgage loan portfolios, respectively.

Total assets increased $4.9 billion to $72.0 billion over the year ended December 31, 2024. Advances totaled $45.2 billion at December 31, 2024, an increase of $3.2 billion from December 31, 2023. At December 31, 2024, investment securities and short-term money-market investments totaled $22.5 billion, an increase of $1.3 billion from December 31, 2023, comprised primarily of a $1.0 billion increase in MBS and a $219.8 million increase in short-term investments. Mortgage loans totaled $3.7 billion, an increase of $619.8 million from December 31, 2023.

Our retained earnings grew to $1.9 billion at December 31, 2024, an increase of $122.0 million from December 31, 2023, equaling 2.7 percent of total assets at December 31, 2024. We continue to satisfy all regulatory capital requirements as of December 31, 2024.

On February 14, 2025, our board of directors declared a cash dividend that was equivalent to an annual yield of 7.74 percent on the average daily balance of capital stock outstanding during the fourth quarter of 2024. The yield is equivalent to the approximate daily average of SOFR for the fourth quarter of 2024 plus 300 basis points.

Our overall results of operations are influenced by the economy, interest rates, members’ demand for liquidity, and our ability to maintain sufficient access to funding at relatively favorable costs.

Generally, investor demand for high credit quality, fixed-income investments, including COs, continued to be strong relative to other investments. Yield spreads on CO debt relative to benchmark yields for comparable debt remained relatively stable during the period covered by this report. Our flexibility in utilizing various funding tools, in combination with a diverse investor base and our status as a government-sponsored enterprise, have helped provide reliable market access and demand for COs throughout fluctuating market environments and regulatory changes affecting dealers of and investors in COs. The Bank has continued to meet all funding needs during the year ended December 31, 2024.

Net Interest Margin and Spread

Net interest spread was 0.29 percent for the year ended December 31, 2024, an increase of eight basis points from the year ended December 31, 2023, and net interest margin was 0.63 percent, an increase of eight basis points from the year ended December 31, 2023. The increase in net interest spread and margin was primarily attributable to the improvements in net interest income after reduction of provision for credit losses discussed above, resulting from net increases in intermediate- and long-term interest rates during the year.

Housing and Community Investment Programs

In addition to providing a readily available, competitively-priced source of funds to members, one of our core missions is to support affordable housing and community investment. We administer a number of programs that are targeted to fulfill that mission, some of which are statutory, and some are discretionary. For additional information on these specific programs, see Part I — Item 1 — Business — Targeted Housing and Community Investment Programs.

We are required to annually set aside a portion of our earnings for our Affordable Housing Program. These funds assist members serving very low-, low-, and moderate-income households and support community economic development. The Bank's net income for the year ended December 31, 2024, resulted in an accrual of $32.3 million to the AHP pool of funds that will be available to members in 2025. Contributions made to our discretionary housing and community investment program reduce the Bank’s net income for the year, therefore reducing our statutory accrual of funds to the AHP pool. Beginning in 2024, the Bank's board of directors affirmed its commitment to affordable housing by making a voluntary AHP contribution of $2.8 million for the year ended December 31, 2024, to make the Bank’s AHP contribution economically neutral to the impact of our discretionary housing and community investment programs, as shown in Table 5 below.

Table 5 - Statutory AHP Assessment and Voluntary AHP Contributions
(dollars in thousands)

For the Year Ended December 31, 2024
Net income subject to AHP statutory assessment	$323,217
Statutory AHP percentage	10%
Statutory AHP assessment	$32,322
AHP voluntary contributions	2,767
Total contribution to the AHP	$35,089

Net income subject to AHP statutory assessment	$323,217
Discretionary housing and community investment program expense	24,906
AHP voluntary contributions	2,767
Net income subject to assessment, as adjusted	$350,890
Statutory AHP percentage	10%
AHP Assessment without discretionary housing and community investment expense and voluntary AHP contributions	$35,089

The combined amounts of our required AHP assessments and voluntary contributions to AHP totaled $35.1 million for 2024, $30.6 million for 2023, and $26.0 million for 2022. Since inception of the AHP in 1990, the Bank has provided over $435.2 million in subsidies and grants towards the creation of affordable housing.

Discretionary housing and community investment program expenses are shown in the table below, by program.

Table 6 - Voluntary Housing and Community Investment Program Subsidy Expenses
(dollars in thousands)

Program	For the Year Ended December 31, 2024
Affordable housing
LUH program	$5,000
HOW program	5,000
MPF permanent rate buy-down program	4,906
14,906
Economic development
JNE program	4,818

CDFIs
CDFI advance program	5,182
Total discretionary housing and community investment program expenses	24,906
AHP voluntary contributions	2,767
Total	$27,673

Legislative and Regulatory Developments

Legislation has been proposed or enacted, and the FHFA and others with authority over the economy, our industry, and our business activities have taken action during 2024 as described in Part II — Item 7 — Management's Discussion and Analysis of Financial Condition and Results of Operations — Legislative and Regulatory Developments. Such developments affect the way we conduct business and could impact how we satisfy our mission as well as the value of membership in the Bank.

ECONOMIC CONDITIONS

Economic Environment

Real gross domestic product (GDP) increased at an annual rate of 2.3 percent in the fourth quarter of 2024. This expansion was driven mainly by consumer spending and federal government spending.

Employment remained steady with job gains of 125,000 and 151,000 in January and February 2025, respectively. In February 2025, the unemployment rate was 4.1 percent. The unemployment rate for the New England region in December 2024 was 3.7 percent, ranging from 2.5 percent in Vermont to 4.5 percent in Rhode Island.

In February 2025, the Consumer Price Index (CPI) increased 0.2 percent from the preceding month, representing a year-over- year increase of 2.8 percent. The CPI increase was driven mainly by an increase in the cost of shelter, energy, and food. The FHFA reported that housing prices rose 4.5 percent across the U.S. from the fourth quarter of 2023 to the fourth quarter of 2024. Over the same period, housing prices in New England rose 7.0 percent.

Interest-Rate Environment

On January 29, 2025, the FOMC announced that it would maintain the federal funds rate in a target range of 425 to 450 basis points. The FOMC stated that in considering any additional adjustments to the target range for the federal funds rate, the FOMC will carefully assess incoming data, the evolving outlook, and the balance of risks. The FOMC also stated that it would continue reducing its holdings of U.S. Treasury securities, agency debt, and agency mortgage-backed securities, and is strongly committed to supporting maximum employment and returning inflation to its two percent objective.

In the fourth quarter of 2024, short-term rates remained elevated, consistent with the FOMC’s target range for the federal funds rate. Long-term rates fluctuated, along with expectations regarding the timing and magnitude of potential rate cuts by the FOMC. In December 2024, the difference between 10-year and 3-month U.S. Treasury yields became positive after being negative, or inverted, for 25 consecutive months.

Table 7 - Key Interest Rates(1)

	2024		2023		2022
	Ending	Average	Ending	Average	Ending	Average
SOFR	4.49%	5.15%	5.38%	5.01%	4.30%	1.64%
Federal funds effective rate	4.33%	5.15%	5.33%	5.03%	4.33%	1.68%
3-month U.S. Treasury yield	4.31%	5.09%	5.33%	5.17%	4.34%	2.01%
2-year U.S. Treasury yield	4.24%	4.38%	4.25%	4.60%	4.43%	2.99%
5-year U.S. Treasury yield	4.38%	4.13%	3.85%	4.06%	4.00%	3.00%
10-year U.S. Treasury yield	4.57%	4.21%	3.88%	3.96%	3.87%	2.95%
________________
(1)    Source: Bloomberg

SELECTED FINANCIAL DATA

We derived the selected results of operations for the years ended December 31, 2024, 2023, and 2022, and the selected statement of condition data as of December 31, 2024 and 2023, from financial statements included elsewhere herein. We derived the selected results of operations for the years ended December 31, 2021 and 2020, and the selected statement of condition data as of December 31, 2022, 2021, and 2020, from financial statements not included herein. This selected financial data should be read in conjunction with the financial statements and the related notes appearing in this report.

Table 8 - Selected Financial Data
(dollars in thousands)

	December 31,
	2024	2023	2022	2021	2020
Statement of Condition
Total assets	$71,992,966	$67,142,274	$62,897,549	$32,545,292	$38,461,035
Investments(1)	22,499,068	21,167,632	17,918,781	16,372,499	13,341,538
Advances	45,163,175	41,958,583	41,599,581	12,340,020	18,817,002
Mortgage loans held for portfolio, net(2)	3,679,150	3,059,331	2,758,429	3,120,159	3,930,252
Deposits and other borrowings	877,081	922,879	655,487	884,032	1,088,987
Consolidated obligations:
Bonds	48,192,171	40,248,743	31,565,543	26,613,032	21,471,590
Discount notes	18,546,504	22,000,546	26,975,260	2,275,320	12,878,310
Total consolidated obligations	66,738,675	62,249,289	58,540,803	28,888,352	34,349,900
Mandatorily redeemable capital stock	5,086	6,083	10,290	13,562	6,282
Class B capital stock outstanding-putable(3)	2,195,167	2,042,453	2,031,178	953,638	1,267,172
Unrestricted retained earnings	1,403,455	1,339,546	1,290,873	1,179,986	1,130,222
Restricted retained earnings	509,245	451,154	399,695	368,420	368,420
Total retained earnings	1,912,700	1,790,700	1,690,568	1,548,406	1,498,642
Accumulated other comprehensive (loss) income	(255,022)	(294,539)	(306,425)	28,967	16,139
Total capital	3,852,845	3,538,614	3,415,321	2,531,011	2,781,953
Results of Operations
Net interest income after provision for credit losses	$433,286	$375,232	$282,291	$212,163	$194,566
Litigation settlements	—	693	—	505	26,096
Other income (loss), net	12,447	14,111	13,644	(47,387)	14,831
Other expense	122,956	104,096	91,203	88,081	101,857
AHP assessments	32,322	28,648	20,521	7,739	13,386
Net income	$290,455	$257,292	$184,211	$69,461	$120,250
Other Information
Dividends declared	$168,455	$157,160	$42,049	$19,697	$80,958
Dividend payout ratio	58.00%	61.08%	22.83%	28.36%	67.32%
Weighted-average dividend rate(4)	8.40	7.67	3.53	1.66	4.64
Return on average equity(5)	7.99	7.33	6.47	2.62	4.00
Return on average assets	0.42	0.37	0.37	0.19	0.24
Net interest margin(6)	0.63	0.55	0.57	0.60	0.39
Average equity to average assets	5.20	5.03	5.68	7.43	6.03
Total regulatory capital ratio(7)	5.71	5.72	5.93	7.73	7.21
_______________________
(1)Investments include available-for-sale securities, held-to-maturity securities, trading securities, interest-bearing deposits, securities purchased under agreements to resell and federal funds sold.
(2)The allowance for credit losses for mortgage loans amounted to $2.2 million, $2.0 million, $1.9 million, $1.7 million, and $3.1 million, as of December 31, 2024, 2023, 2022, 2021, and 2020, respectively.
(3)Capital stock is putable at the option of a member upon five years' written notice, subject to applicable restrictions. For additional information see Liquidity and Capital Resources — Internal Capital Practices and Policies.
(4)Weighted-average dividend rate is the dividend amount declared divided by the average daily balance of capital stock eligible for dividends. See Part II — Item 5 — Market for Registrant's Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities for additional information.
(5)Return on average equity is net income divided by the total of the average daily balance of outstanding Class B capital stock, accumulated other comprehensive income and total retained earnings.

(6)Net interest margin is net interest income before provision for credit losses as a percentage of average earning assets.
(7)Total regulatory capital ratio is capital stock (including mandatorily redeemable capital stock) plus total retained earnings as a percentage of total assets. See Part II — Item 8 — Financial Statements — Notes to the Financial Statements — Note 11 — Capital.

RESULTS OF OPERATIONS

The following table presents the Bank’s significant statements of operations line items for the years ended December 31, 2024, 2023, and 2022 and provides information regarding the changes during those years. These items are discussed in more detail below.

Table 9 - Statements of Operations Summary
(dollars in thousands)

				Change
	For the Years Ended December 31,			2024 vs. 2023		2023 vs. 2022
	2024	2023	2022	Amount	Percent	Amount	Percent
Net Interest Income after provision for credit losses	$433,286	$375,232	$282,291	$58,054	15.47%	$92,941	32.92%
Noninterest income	12,447	14,804	13,644	(2,357)	(15.92)	1,160	8.50
Noninterest expense	122,956	104,096	91,203	18,860	18.12	12,893	14.14
AHP assessment	32,322	28,648	20,521	3,674	12.82	8,127	39.60
Net Income	$290,455	$257,292	$184,211	$33,163	12.89%	$73,081	39.67%

Net income increased $33.2 million to $290.5 million for the year ended December 31, 2024, from $257.3 million for the same period in 2023. The increase in net income was primarily due to an increase of $58.1 million in net interest income after provision for credit losses partially offset by a $12.0 million increase in expenses related to our discretionary housing and community investment programs, $4.1 million increase in compensation and benefits expense, $3.7 million increase in AHP assessment, and a $2.4 million decrease in noninterest income.

Net interest income after provision for credit losses for the year ended December 31, 2024, was $433.3 million, compared with $375.2 million for 2023. The $58.1 million increase in net interest income after provision for credit losses was driven by an increase in average daily yields resulting from higher average short-term market interest rates in the year ended December 31, 2024, compared to the corresponding prior year period as well as increases of $2.0 billion and $511.1 million in our average mortgage-backed securities portfolio and average mortgage loan portfolio, respectively, moderated by a $1.1 billion decline in our average advances portfolio and a $975.2 million decline in average short-term money-market investments. In addition, there was a $19.9 million favorable variance in net unrealized gains and losses on fair value hedge ineffectiveness, attributable to net increases in intermediate- and long-term interest rates during the year ended December 31, 2024, that were greater than the net increases in intermediate- and long-term interest rates during 2023. Net interest spread was 0.29 percent for the year ended December 31, 2024, an increase of eight basis points from the same period in 2023, and net interest margin was 0.63 percent, an increase of eight basis points from the same period in 2023.

Table 10 presents major categories of average balances, related interest income/expense, and average yields/rates for interest-earning assets and interest-bearing liabilities. Our primary source of earnings is net interest income, which is the interest earned on advances, mortgage loans, and investments less interest paid on COs, deposits, and other sources of funds.

Table 10 - Net Interest Spread and Margin
(dollars in thousands)

	For the Year Ended December 31,
	2024			2023			2022
	Average Balance	Interest Income / Expense	Average Yield/Rate	Average Balance	Interest Income / Expense	Average Yield/Rate	Average Balance	Interest Income / Expense	Average Yield/Rate
Assets
Advances	$41,056,756	$2,142,343	5.22%	$42,159,728	$2,113,732	5.01%	$25,529,926	$635,147	2.49%
Interest-bearing deposits	2,649,478	139,108	5.25	2,847,402	145,358	5.10	1,401,024	34,869	2.49
Securities purchased under agreements to resell	1,358,943	70,504	5.19	1,980,425	99,404	5.02	1,722,816	25,065	1.45
Federal funds sold	3,800,153	198,834	5.23	3,941,871	200,021	5.07	4,027,978	88,071	2.19
Investment securities(1)	16,610,426	940,561	5.66	14,708,175	798,290	5.43	13,656,397	358,187	2.62
Mortgage loans(1)(2)	3,357,259	131,258	3.91	2,846,178	93,198	3.27	2,910,762	85,431	2.94
Other earning assets	14	1	4.91	14,109	716	5.07	5,205	194	3.73
Total interest-earning assets	68,833,029	3,622,609	5.26	68,497,888	3,450,719	5.04	49,254,108	1,226,964	2.49
Other non-interest-earning assets	1,361,834			1,635,888			1,086,175
Fair-value adjustments on investment securities	(320,012)			(358,081)			(174,954)
Total assets	$69,874,851	$3,622,609	5.18%	$69,775,695	$3,450,719	4.95%	$50,165,329	$1,226,964	2.45%
Liabilities and capital
Consolidated obligations
Discount notes	$19,079,836	$993,701	5.21%	$24,054,759	$1,200,138	4.99%	$14,369,248	$344,370	2.40%
Bonds	44,326,807	2,159,454	4.87	38,788,537	1,837,365	4.74	30,491,534	591,546	1.94
Other interest-bearing liabilities	801,569	35,972	4.49	863,542	37,907	4.39	799,824	8,586	1.07
Total interest-bearing liabilities	64,208,212	3,189,127	4.97	63,706,838	3,075,410	4.83	45,660,606	944,502	2.07
Other non-interest-bearing liabilities	2,032,111			2,556,752			1,657,737
Total capital	3,634,528			3,512,105			2,846,986
Total liabilities and capital	$69,874,851	$3,189,127	4.56%	$69,775,695	$3,075,410	4.41%	$50,165,329	$944,502	1.88%
Net interest income		$433,482			$375,309			$282,462
Net interest spread			0.29%			0.21%			0.42%
Net interest margin			0.63%			0.55%			0.57%
_________________________
(1)    Average balances are reflected at amortized cost.
(2)    Nonaccrual loans are included in the average balances used to determine average yield.

Rate and Volume Analysis

Changes in both average balances (volume) and interest rates influence changes in net interest income and net interest margin. Table 11 summarizes changes in interest income and interest expense for the years ended December 31, 2024, 2023, and 2022. Changes in interest income and interest expense that are not identifiable as either volume or rate-related, but equally attributable to both volume and rate changes, have been allocated to the volume and rate categories based upon the proportion of the absolute value of the volume and rate changes.

Table 11 - Rate and Volume Analysis
(dollars in thousands)

	For the Year Ended December 31, 2024 vs. 2023			For the Year Ended December 31, 2023 vs. 2022
	Increase (Decrease) due to			Increase (Decrease) due to
	Volume	Rate	Total	Volume	Rate	Total
Interest income
Advances	$(56,181)	$84,792	$28,611	$577,890	$900,695	$1,478,585
Interest-bearing deposits	(10,308)	4,058	(6,250)	54,747	55,742	110,489
Securities purchased under agreements to resell	(32,142)	3,242	(28,900)	4,276	70,063	74,339
Federal funds sold	(7,311)	6,124	(1,187)	(1,922)	113,872	111,950
Investment securities	106,594	35,677	142,271	29,568	410,535	440,103
Mortgage loans	18,296	19,764	38,060	(1,931)	9,698	7,767
Other earning assets	(693)	(22)	(715)	431	91	522
Total interest income	18,255	153,635	171,890	663,059	1,560,696	2,223,755
Interest expense
Consolidated obligations
Discount notes	(257,194)	50,757	(206,437)	328,518	527,250	855,768
Bonds	268,566	53,523	322,089	197,810	1,048,009	1,245,819
Other interest-bearing liabilities	(2,767)	832	(1,935)	737	28,584	29,321
Total interest expense	8,605	105,112	113,717	527,065	1,603,843	2,130,908
Change in net interest income	$9,650	$48,523	$58,173	$135,994	$(43,147)	$92,847

Average Balance of Advances

The average balance of total advances decreased slightly by $1.1 billion, or 2.6 percent, for the year ended December 31, 2024, compared with the same period in 2023. This decrease in the average balance of advances was primarily concentrated in short-term fixed rate advances and variable-rate advances, partially offset by an increase in long-term fixed rate advances. We cannot predict future member demand for advances.

Average Balance of Investments

Average short-term money-market investments, consisting of interest-bearing deposits, securities purchased under agreements to resell, federal funds sold, and loans to other FHLBanks, decreased $975.2 million, or 11.1 percent, for the year ended December 31, 2024, compared with the same period in 2023, as liquidity needs were greater in 2023 compared to 2024 due to increased advances borrowing activity in the year ended December 31, 2023. The yield earned on short-term money-market investments is highly correlated to short-term market interest rates. As a result of increases during 2023 in the FOMC's target range for the federal funds rate, average yields on overnight federal funds sold increased from 5.07 percent during the years ended December 31, 2023, to 5.23 percent during the year ended December 31, 2024, while average yields on securities purchased under agreements to resell increased from 5.02 percent for the year ended December 31, 2023, to 5.19 percent for the year ended December 31, 2024. These investments are used for liquidity management.

Average investment-securities balances increased $1.9 billion, or 12.9 percent for the year ended December 31, 2024, compared with the same period in 2023. The increase was primarily the result of a $2.0 billion increase in average MBS.

Average Balance of COs

Average CO balances increased $563.3 million, or 0.9 percent, for the year ended December 31, 2024, compared with the same period in 2023. This increase consisted of a $5.5 billion increase in CO bonds, offset by a $5.0 billion decline in CO discount notes.

The average balance of CO discount notes represented approximately 30.1 percent of total average COs for the year ended December 31, 2024, compared with 38.3 percent of total average COs for the year ended December 31, 2023. The average balance of CO bonds represented 69.9 percent and 61.7 percent of total average COs outstanding during the years ended December 31, 2024 and 2023, respectively.

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

Table 12 provides a summary of the impact of derivatives and hedging activities on our earnings.

Table 12 - Effect of Derivative and Hedging Activities
(dollars in thousands)

	For the Year Ended December 31, 2024
Net Effect of Derivatives and Hedging Activities	Advances	Investments	Mortgage Loans	CO Bonds	CO Discount Notes	Total
Net interest income
Amortization / accretion of hedging activities (1)	$(880)	$2,035	$(102)	$8,710	$—	$9,763
Gains (losses) on designated fair-value hedges	2,241	5,209	—	(1,548)	—	5,902
Net interest settlements (2)	211,453	465,397	—	(580,642)	—	96,208
Price alignment interest (3)	(5,535)	(48,771)	—	1,482	—	(52,824)
Total net interest income	207,279	423,870	(102)	(571,998)	—	59,049

Net gains (losses) on derivatives and hedging activities
Gains on derivatives not receiving hedge accounting	15	—	—	—	156	171
Mortgage delivery commitments	—	—	(1,493)	—	—	(1,493)
Price alignment interest (3)	—	—	—	—	177	177
Net gains (losses) on derivatives and hedging activities	15	—	(1,493)	—	333	(1,145)

Total net effect of derivatives and hedging activities	$207,294	$423,870	$(1,595)	$(571,998)	$333	$57,904

	For the Year Ended December 31, 2023
Net Effect of Derivatives and Hedging Activities	Advances	Investments	Mortgage Loans	CO Bonds	Total
Net interest income
Amortization / accretion of hedging activities (1)	$(1,701)	$—	$(237)	$(6,522)	$(8,460)
(Losses) gains on designated fair-value hedges	(3,459)	(11,877)	—	1,370	(13,966)
Net interest settlements (2)	181,022	465,478	—	(639,270)	7,230
Price alignment interest (3)	(8,267)	(51,573)	—	1,505	(58,335)
Total net interest income	167,595	402,028	(237)	(642,917)	(73,531)

Net gains (losses) on derivatives and hedging activities
Gains on derivatives not receiving hedge accounting	2	—	—	—	2
Mortgage delivery commitments	—	—	(710)	—	(710)
Net gains (losses) on derivatives and hedging activities	2	—	(710)	—	(708)

Total net effect of derivatives and hedging activities	$167,597	$402,028	$(947)	$(642,917)	$(74,239)

	For the Year Ended December 31, 2022
Net Effect of Derivatives and Hedging Activities	Advances	Investments	Mortgage Loans	CO Bonds	Total
Net interest income
Amortization / accretion of hedging activities (1)	$(990)	$—	$(431)	$(3,494)	$(4,915)
Gains on designated fair-value hedges	3,217	41,134	—	985	45,336
Net interest settlements (2)	7,704	33,981	—	(114,582)	(72,897)
Price alignment interest (3)	(2,285)	(12,540)	—	391	(14,434)
Total net interest income	7,646	62,575	(431)	(116,700)	(46,910)

Net losses on derivatives and hedging activities
Losses on derivatives not receiving hedge accounting	(8)	(2)	—	(520)	(530)
CO bond firm commitments	—	—	—	520	520
Mortgage delivery commitments	—	—	(668)	—	(668)
Net losses on derivatives and hedging activities	(8)	(2)	(668)	—	(678)

Total net effect of derivatives and hedging activities	$7,638	$62,573	$(1,099)	$(116,700)	$(47,588)
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

Comparison of the year ended December 31, 2023, versus the year ended December 31, 2022

For discussion and analysis of our results of operations for 2023 compared to 2022, see Results of Operations in the Management's Discussion and Analysis of Financial Condition and Results of Operations of our 2023 Annual Report on Form 10-K.

FINANCIAL CONDITION

Advances

At December 31, 2024, the advances portfolio totaled $45.2 billion, an increase of $3.2 billion from $42.0 billion at December 31, 2023.

Table 13 - Advances Outstanding by Product Type
(dollars in thousands)

	December 31, 2024		December 31, 2023
	Par Value	Percent of Total	Par Value	Percent of Total
Fixed-rate advances
Long-term	$11,909,336	26.3%	$11,550,277	27.5%
Short-term	10,604,134	23.4	11,725,587	27.9
Putable	7,488,170	16.5	5,896,570	14.0
Overnight	2,221,057	4.9	3,599,404	8.6
Amortizing	984,750	2.2	1,058,714	2.5
Callable	—	—	2,500,000	5.9
	33,207,447	73.3	36,330,552	86.4

Variable-rate advances
Simple variable (1)	12,065,070	26.7	5,650,195	13.4
Putable	15,000	—	80,000	0.2
All other variable-rate indexed advances	4,709	—	5,909	—
	12,084,779	26.7	5,736,104	13.6
Total par value	$45,292,226	100.0%	$42,066,656	100.0%
________________________
(1)    Includes floating-rate advances that may be contractually prepaid by the borrower on a floating-rate reset date without incurring prepayment or termination fees.

See Part II — Item 8 — Financial Statements — Notes to the Financial Statements — Note 5 — Advances for disclosures relating to redemption terms of advances.

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

Our depository members generally experienced modest deterioration in key financial metrics over the 12 months ending December 31, 2024, principally as a result of ongoing pressure on net interest margin and to a lesser extent on increased credit costs. Although rates moderated in 2024, the general economic outlook was tenuous over the past few years due to elevated interest rates and their potential impact on unemployment. To date, however, the increase in interest rates has not caused a material change in unemployment, particularly in the New England region, and prospects of a recession seem less likely than earlier in the year. Aggregate nonperforming assets reported publicly by depository institution members in their regulatory filings increased modestly during the twelve months ending December 31, 2024, and were 0.56 percent of assets at December 31, 2024, compared to 0.43 percent at December 31, 2023. The overall financial condition of our insurance company members was stable over the 12 months ending December 31, 2024.

We experienced no member failures during 2024. All Bank members except for one had positive tangible capital as of December 31, 2024, measured in accordance with accounting principles generally accepted in the United States of America (GAAP), though higher interest rates present increased potential for more of our members (those that can experience material unrealized losses on available-for-sale securities) to have negative tangible capital. All extensions of credit to members are fully secured by eligible collateral as noted herein. However, we could incur losses if a member were to default, the value of the collateral pledged by the member declined to a point such that we were unable to realize sufficient value from the pledged collateral to cover the member’s obligations, and we were unable to obtain additional collateral to make up for the reduction in value of such collateral.

We manage credit risk on advances by monitoring the financial condition of our borrowers and by holding sufficient collateral to protect the Bank from credit losses. The Bank has an internal credit rating methodology that estimates each borrower’s credit risk utilizing call report data and other quantitative factors as well as qualitative considerations including, but not limited to, regulatory examination reports. Based on its rating, we assign each member and non-member housing associate to one of the four credit categories below to allow the Bank to leverage risk mitigation strategies across groups of similarly rated members. Each credit category reflects increasing limitations on borrowing capacity and terms to maturity, as well as our increasing level of Bank control over the collateral pledged by the borrower.

•Credit category one (Credit Category-1) a borrower is generally in a satisfactory financial condition.
•Credit category two (Credit Category-2) a borrower shows financial weakness or weakening financial trends.
•Credit category three (Credit Category-3) a borrower demonstrates financial weaknesses that present an elevated level of concern.
•Credit category four (Credit Category-4) a borrower shows significant financial weaknesses and an increased likelihood of failure over the next 12 months.

The Bank may impose different borrowing capacity limitations or collateral pledging requirements on a borrower if the Bank determines that doing so mitigates risks to the Bank and/or the borrower.

The following table presents a summary of the status of the credit outstanding and overall collateral borrowing capacity of the Bank’s borrowers as of December 31, 2024.

Table 14 - Credit Outstanding and Collateral Borrowing Capacity by Credit Category
(dollars in thousands)

	December 31, 2024
	Borrowers with Credit Outstanding
	Number		Other Credit Outstanding(1)	Total Credit Outstanding	Collateral Borrowing Capacity(2)
Borrower Credit Category		Advances			Total	Used
Member borrowers(3)
Credit Category-1	292	$43,302,626	$9,408,555	$52,711,181	$147,073,282	35.8%
Credit Category-2	37	1,534,622	56,946	1,591,568	3,475,166	45.8
Credit Category-3	7	352,418	5,715	358,133	448,099	79.9
Credit Category-4	1	3,000	45,459	48,459	60,199	80.5
Nonmember borrowers(4)
Former members	7	61,986	2,623	64,609	137,609	47.0
Housing associates	5	37,574	42	37,616	45,233	83.2
Total	349	$45,292,226	$9,519,340	$54,811,566	$151,239,588	36.2%
_______________________
(1)    Includes accrued interest on advances, letters of credit, unused line of credit, and the credit enhancement obligation on purchased mortgage loans.
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

We have not recorded any allowance for credit losses on advances as of December 31, 2024, and December 31, 2023, for the reasons discussed in Part II — Item 8 — Financial Statements — Notes to the Financial Statements — Note 5 — Advances.

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

We generally require our members and housing associates to execute a security agreement that grants us a blanket lien on all unencumbered assets of such borrowers that consist of, among other things: fully disbursed whole first-mortgage loans and deeds of trust constituting first liens against real property; U.S. federal, state, and municipal obligations; GSE securities; corporate debt obligations; commercial paper; funds placed in deposit accounts with us; such other items or property that are offered to us by the borrower as collateral; and all proceeds of all of the foregoing. In the case of insurance companies, housing associates, and CDFIs, in some instances we establish a specific lien instead of a blanket lien subject to additional safeguards including, among other things, larger haircuts on collateral. We protect our security interests in pledged assets by filing a Uniform Commercial Code (UCC) financing statement in the appropriate jurisdiction, or by taking possession or control of such collateral, or by taking other appropriate steps. such as delivering the security to an approved safekeeping agent or to be held by the borrower’s securities corporation in custodial account with us. We have control agreements with approved safekeeping agents which are intended to give us appropriate control over the related collateral. We conduct reviews of loan collateral pledged by borrowers to determine that the pledged collateral conforms to our eligibility requirements, and to adjust, if warranted, the lendable value of loan collateral pledged. We may conduct collateral reviews at any time. See Part II — Item 8 — Financial Statements — Notes to the Financial Statements — Note 5 — Advances for the types of assets we generally accept as collateral.

Our agreements with borrowers require each borrower to have sufficient eligible collateral pledged to us to fully secure all outstanding extensions of credit, including advances, accrued interest receivable, standby letters of credit, MPF-credit enhancement obligations, and lines of credit (collectively, extensions of credit). Further, our agreements with borrowers allow us, at our sole discretion, to refuse to make extensions of credit against any collateral, restrict the maturity on the extension of credit, require substitution of collateral, or adjust the discounts applied to collateral at any time based on our assessment of the borrower's financial condition, the quality of collateral pledged, or the overall volatility of the value of the collateral. We also may require members to pledge additional collateral regardless of whether the collateral would be eligible to originate a new extension of credit. Our agreements with borrowers also afford us the right, at our sole discretion, to declare any borrower to be in default if we deem ourselves to be insecure.

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

Table 15 - Top Five Advance-Borrowing Institutions
(dollars in thousands)

	December 31, 2024
Name	Par Value of Advances	Percent of Total Par Value of Advances	Weighted-Average Rate (1)
State Street Bank and Trust Company	$9,815,000	21.7%	4.84%
Webster Bank, N.A.	2,110,108	4.7	4.51
Massachusetts Mutual Life Insurance Company	2,100,000	4.6	1.78
Hingham Institution for Savings	1,497,000	3.3	4.34
Institution for Savings in Newburyport and its Vicinity	1,321,080	2.9	3.77
Total of top five advance-borrowing institutions	$16,843,188	37.2%

	December 31, 2023
Name	Par Value of Advances	Percent of Total Par Value of Advances	Weighted-Average Rate (1)
Citizens Bank, N.A.	$4,286,128	10.2%	5.57%
State Street Bank and Trust Company	2,500,000	6.0	5.27
Webster Bank, N.A.	2,360,018	5.6	5.52
Massachusetts Mutual Life Insurance Company	2,100,000	5.0	1.78
Hingham Institution for Savings	1,692,675	4.0	4.75
Total of top five advance-borrowing institutions	$12,938,821	30.8%
_______________________
(1)    Weighted-average rates are based on the contract rate of each advance without taking into consideration the effects of interest-rate-exchange agreements that we may use as hedging instruments.

Investments

At December 31, 2024, investment securities and short-term money-market instruments totaled $22.5 billion, an increase of $1.3 billion from $21.2 billion at December 31, 2023.

Short-term money-market investments increased $219.8 million to $6.0 billion at December 31, 2024, compared with December 31, 2023. The increase was attributable to an increase of $314.8 million in interest bearing deposits, partially offset by a $100.0 million decrease in securities purchased under agreements to resell.

Investment securities increased $1.1 billion to $16.5 billion at December 31, 2024, compared with $15.4 billion at December 31, 2023. The increase was primarily due to the $1.0 billion increase in MBS.

Held-to-Maturity Securities

Certain investments for which we have both the ability and intent to hold to maturity are classified as held-to-maturity.

Table 16 - Held-to-Maturity Securities
(dollars in thousands)

	December 31,
	2024					2023	2022
	Due in one year or less	Due after one year through five years	Due after five years through ten years	Due after ten years	Total Carrying Value	Total Carrying Value	Total Carrying Value
MBS (1)
U.S. government guaranteed - single-family	$—	$—	$—	$2,738	$2,738	$3,123	$3,614
GSEs - single-family	485	170	9,664	50,261	60,580	75,782	95,454
Total MBS	$485	$170	$9,664	$52,999	$63,318	$78,905	$99,068
Yield on held-to-maturity securities (2)	2.74%	5.95%	5.84%	5.21%
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

Table 17 - Available-for-Sale Securities
(dollars in thousands)

	December 31,
	2024					2023	2022
	Due in one year or less	Due after one year through five years	Due after five years through ten years	Due after ten years	Total Carrying Value	Total Carrying Value	Total Carrying Value
Non-MBS
U.S. Treasury obligations	$1,711,545	$4,096,120	$—	$—	$5,807,665	$5,664,452	$5,723,562
HFA securities	—	6,651	—	—	6,651	21,805	32,774
Supranational institutions	92,947	244,405	—	—	337,352	346,375	350,352
U.S. government corporations	—	—	—	221,769	221,769	235,191	227,200
GSEs	—	37,984	—	56,630	94,614	99,421	97,666
Total non-MBS	1,804,492	4,385,160	—	278,399	6,468,051	6,367,244	6,431,554
MBS (1)
U.S. government guaranteed - single-family	—	—	—	179,052	179,052	14,433	16,148
U.S. government guaranteed - multifamily	—	—	—	464,823	464,823	477,676	476,730
GSEs - single-family	—	16,974	9,856	1,926,323	1,953,153	904,456	765,526
GSEs - multifamily	—	3,715,213	3,199,084	491,532	7,405,829	7,579,936	5,936,958
Total MBS	—	3,732,187	3,208,940	3,061,730	10,002,857	8,976,501	7,195,362
Total available-for-sale securities	$1,804,492	$8,117,347	$3,208,940	$3,340,129	$16,470,908	$15,343,745	$13,626,916
Yield on available-for-sale securities (2)	1.75%	2.14%	3.14%	5.27%

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

We place short-term funds with large, high-quality financial institutions that must be rated in at least the third-highest internal rating category on a rating scale of FHFA1 through FHFA7, reflecting progressively lower credit quality. The internal rating categories of FHFA1 through FHFA4 are considered to be investment quality. As of December 31, 2024, all of these placements either expired within one day or were payable upon demand. See Part I — Item 1 — Business — Business Lines — Investments for additional information.

In addition to these unsecured investments, we also make secured investments in the form of securities purchased under agreements to resell secured by U.S. Treasury, U.S. government guaranteed, or agency obligations with current term limits of up to 95 days to maturity and in the form of MBS and HFA securities that are directly or indirectly supported by underlying mortgage loans.

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

Table 18 - Credit Ratings of Investments at Carrying Value
(dollars in thousands)

	As of December 31, 2024
	Long-Term Credit Rating
Investment Category	Triple-A	Double-A	Single-A	Unrated
Money-market instruments: (1)
Interest-bearing deposits	$—	$541,150	$1,417,203	$—
Securities purchased under agreements to resell	—	—	1,500,000	—
Federal funds sold	—	755,000	1,750,000	—
Total money-market instruments	—	1,296,150	4,667,203	—

Investment securities:(2)

Non-MBS:
U.S. Treasury obligations	—	5,807,665	—	—
Corporate bonds	—	—	—	1,489
U.S. government-owned corporations	—	221,769	—	—
GSE	—	94,614	—	—
Supranational institutions	337,352	—	—	—
HFA securities	6,651	—	—	—
Total non-MBS	344,003	6,124,048	—	1,489

MBS:
U.S. government guaranteed - single-family	—	181,790	—	—
U.S. government guaranteed - multifamily	—	464,823	—	—
GSE – single-family	—	2,013,733	—	—
GSE – multifamily	—	7,405,829	—	—
Total MBS	—	10,066,175	—	—

Total investment securities	344,003	16,190,223	—	1,489

Total investments	$344,003	$17,486,373	$4,667,203	$1,489
_______________________
(1)    The counterparty NRSRO rating is used for money-market instruments. Counterparty ratings are obtained from Moody's, Fitch, Inc. (Fitch), and S&P and are each as of December 31, 2024. If there is a split rating, the lowest rating is used. In certain instances where a counterparty is unrated, the Bank may assign a deemed rating to the counterparty and that deemed rating is used.
(2)    The issue rating is used for investment securities. Issue ratings are obtained from Moody’s, Fitch, and S&P. If there is a split rating, the lowest rating is used.

Table 19 - Unsecured Credit Related to Money-Market Instruments and Debentures by Carrying Value
(dollars in thousands)

	Carrying Value
	December 31, 2024	December 31, 2023
Federal funds sold	$2,505,000	$2,500,000
Interest bearing deposits	1,958,353	1,643,587
Supranational institutions	337,352	346,375
U.S. government-owned corporations	221,769	235,191
GSEs	94,614	99,421
Corporate bonds	1,489	1,395
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

Table 20 - Ratings of Unsecured Investment Credit Exposure by Domicile of Counterparty
(dollars in thousands)

	December 31, 2024(1)
	Credit Rating
Domicile of Counterparty	Double-A	Single-A	Total
Domestic - interest bearing deposits	$541,150	$1,417,203	$1,958,353
U.S branches and agency offices of foreign commercial banks - federal funds
Canada	—	850,000	850,000
France	—	600,000	600,000
Australia	400,000	—	400,000
Finland	355,000	—	355,000
The Netherlands	—	300,000	300,000
Total U.S branches and agency offices of foreign commercial banks	755,000	1,750,000	2,505,000
Total unsecured investment credit exposure	$1,296,150	$3,167,203	$4,463,353
____________________________
(1) Excludes unsecured investment credit exposure to U.S. government, U.S. government agencies, government instrumentalities,    government-sponsored enterprises,    and supranational    entities, and does    not include related accrued     interest.

Table 21 - Issuers / Counterparties Representing Greater Than 10 Percent of Total Unsecured Credit Related to Money-Market Instruments and to Debentures

Issuer / counterparty	As of December 31, 2024
Toronto Dominion	11.7%
Credit Agricole S.A.	11.7
JPMorgan Chase Bank N.A.	10.5
Bank of America N.A.	10.5

Mortgage Loans

We invest in mortgages through the MPF Program. The MPF Program is further described under — Mortgage Loans Credit Risk and in Part I — Item 1 — Business — Business Lines — Mortgage Loan Finance.

As of December 31, 2024, our mortgage loan investment portfolio totaled $3.7 billion, an increase of $619.8 million from December 31, 2023. This increase is the result of an increase in mortgage loan purchase volume during 2024. We expect continued competition from Fannie Mae and Freddie Mac, as well as from private mortgage loan acquirers, for loan investment opportunities.

Table 22 - Par Value of Mortgage Loans Held for Portfolio
(dollars in thousands)

	December 31,
	2024	2023	2022	2021	2020
Conventional mortgage loans
MPF Original	$566,665	$633,857	$714,461	$860,818	$1,235,220
MPF 125	44,247	50,157	58,048	70,544	105,916
MPF Plus	26,689	32,493	40,232	53,486	74,739
MPF 35	2,871,653	2,160,602	1,744,489	1,895,506	2,208,682
Total conventional mortgage loans	3,509,254	2,877,109	2,557,230	2,880,354	3,624,557
Government mortgage loans	134,283	146,314	163,121	191,721	246,150
Total	$3,643,537	$3,023,423	$2,720,351	$3,072,075	$3,870,707

Mortgage Loans Credit Risk

We are subject to credit risk from the mortgage loans in which we invest due to our exposure to the credit risk of the underlying borrowers and the credit risk of the participating financial institutions when the participating financial institutions retain credit-enhancement and/or servicing obligations.

Table 23 - Mortgage Loans by Contractual Repayment Term
(dollars in thousands)

Redemption Term	December 31, 2024	December 31, 2023
Due in 1 year or less	$112,158	$105,181
Due after 1 year through 5 years	474,624	442,553
Due after 5 years through 15 years	1,310,880	1,167,537
Thereafter	1,745,875	1,308,152
Total par value	3,643,537	3,023,423
Other adjustments, net (1)	37,813	37,908
Total mortgage loans held for portfolio	3,681,350	3,061,331
Allowance for credit losses on mortgage loans	(2,200)	(2,000)
Mortgage loans held for portfolio, net	$3,679,150	$3,059,331
_______________________
(1)Consists of premiums, discounts, and deferred derivative gains, net.

Although our mortgage loan portfolio includes loans throughout the U.S., concentrations of 5 percent or greater of the par value of our conventional mortgage loan portfolio are shown in Table 24.

Table 24 - State Concentrations by Par Value

	Percentage of Total Par Value of Conventional Mortgage Loans
	December 31, 2024	December 31, 2023
Massachusetts	58%	62%
Maine	16	13
Vermont	7	5
Connecticut	6	7
All others	13	13
Total	100%	100%

We place conventional mortgage loans on nonaccrual status when the collection of interest or principal is doubtful or contractual principal or interest is 90 days or more past due. Accrued interest on nonaccrual loans is excluded from interest income. We monitor the delinquency levels of the mortgage loan portfolio on a monthly basis.

Although delinquent loans in our portfolio are spread throughout the U.S., delinquent loan concentrations by state of 5 percent or greater of the par value of our total conventional mortgage loans delinquent by more than 30 days are shown in Table 25.

Table 25 - State Concentrations of Delinquent Conventional Mortgage Loans

	December 31,
Percentage of Par Value of Delinquent Conventional Mortgage Loans	2024	2023
Massachusetts	55%	65%
Connecticut	11	10
Maine	5	4
Vermont	5	3
All others	24	18
Total	100%	100%

Table 26 - Characteristics of Our Investments in Mortgage Loans(1)

	December 31,
	2024	2023
Loan-to-value ratio at origination
< 60.00%	21%	22%
60.01% to 70.00%	15	17
70.01% to 80.00%	18	19
80.01% to 90.00%	35	31
Greater than 90.00%	11	11
Total	100%	100%
Weighted average loan-to-value ratio	72%	71%
FICO score at origination
< 620	—%	—%
620 to < 660	3	4
660 to < 700	10	11
700 to < 740	16	17
≥ 740	71	68
Total	100%	100%
Weighted average FICO score	760	756
_______________________
(1)Percentages are calculated based on par value at the end of each period.

Table 27 - Mortgage Loans - Risk Elements and Credit Losses
(dollars in thousands)

	December 31, 2024	December 31, 2023
Average par value of mortgage loans outstanding during the period ending	$3,317,835	$2,807,813
Mortgage loans held for portfolio, par value	3,643,537	3,023,423
Nonaccrual loans, par value	6,083	7,871
Allowance for credit losses on mortgage loans	2,200	2,000
Net recoveries	4	23

Net charge-offs to average loans outstanding during the year ending	—%	—%
Allowance for credit losses to mortgage loans held for portfolio	0.06	0.07
Nonaccrual loans to mortgage loans held for portfolio	0.17	0.26
Allowance for credit losses to nonaccrual loans	36.17	25.41
Government mortgage loans may not exceed the loan-to-value limits set by the applicable federal agency. Conventional mortgage loans with loan-to-value ratios greater than 80 percent require certain amounts of primary mortgage insurance from a mortgage insurance company rated at least triple-B (or equivalent rating).

Higher-Risk Loans. Our portfolio includes certain higher-risk subprime conventional mortgage loans. The higher-risk subprime loans represent a relatively small portion of our conventional mortgage loan portfolio (4.3 percent by par value), but a disproportionately higher portion of the conventional mortgage loan portfolio delinquencies (25.8 percent by par value).

Table 28 - Summary of Higher-Risk Conventional Mortgage Loans
(dollars in thousands)

	As of December 31, 2024
High-Risk Loan Type	Total Par Value	Percent Delinquent 30 Days	Percent Delinquent 60 Days	Percent Delinquent 90 Days or More and Nonaccruing
Subprime loans (1)	$148,880	4.34%	0.96%	1.19%
High loan-to-value loans (2)	1,000	—	—	—
Total high-risk loans	$149,880	4.31%	0.95%	1.18%
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

Mortgage Insurance Companies. We are exposed to credit risk from primary mortgage insurance (PMI) coverage on individual loans. As of December 31, 2024, we were the beneficiary of PMI coverage of $128.2 million on $492.8 million of conventional mortgage loans. These amounts relate to loans originated with PMI and for which current loan-to-value ratios exceed 78 percent (determined by recalculating the original loan-to-value ratio using the current par value divided by the appraised home value at the time of loan origination).

We have analyzed our potential loss exposure to all of the mortgage insurance companies and do not expect incremental losses based on these exposures at this time.

Deposits

We offer demand and overnight deposits and custodial mortgage accounts to our members. Deposit programs are intended to provide members with a low-risk earning asset that satisfies liquidity requirements. Deposit balances depend on members' needs to place excess liquidity and can fluctuate significantly. Due to the relatively small size of our deposit base and the unpredictable nature of member demand for deposits, we do not rely on deposits as a core component of our funding. At December 31, 2024, and December 31, 2023, deposits totaled $877.1 million and $922.9 million, respectively.

Consolidated Obligations

See Liquidity and Capital Resources for information regarding our COs.

Derivative Instruments

All derivatives are recorded on the statement of condition at fair value and classified as either derivative assets or derivative liabilities. Bilateral and cleared derivatives outstanding are classified as assets or liabilities according to the net fair value of derivatives aggregated by each counterparty. Derivative assets' net fair value, net of cash collateral and accrued interest, totaled $301.9 million and $383.1 million as of December 31, 2024, and December 31, 2023, respectively. Derivative liabilities' net fair value, net of cash collateral and accrued interest, totaled $4.7 million and $3.0 million as of December 31, 2024, and December 31, 2023, respectively.

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

All commitments to invest in mortgage loans are recorded at fair value on the statement of condition as derivatives. Upon satisfaction of the commitment, the recorded fair value is then reclassified as a basis adjustment of the purchased mortgage assets. We had commitments for which we were obligated to invest in mortgage loans with par values totaling $32.7 million and $30.0 million at December 31, 2024 and 2023, respectively.

The following table presents a summary of the notional amounts and estimated fair values of our outstanding derivatives, excluding accrued interest, and related hedged item by product and type of accounting treatment as of December 31, 2024, and December 31, 2023. The notional amount represents the hypothetical principal basis used to determine periodic interest payments received and paid. However, the notional amount does not represent an actual amount exchanged or our overall exposure to credit and market risk.

Table 29 - Derivatives and Hedge-Accounting Treatment
(dollars in thousands)

			December 31, 2024		December 31, 2023
Hedged Item	Derivative	Designation(2)	Notional Amount	Fair Value	Notional Amount	Fair Value
Advances (1)	Swaps	Fair value	$12,157,089	$(83,874)	$12,534,180	$(120,326)
	Swaps	Economic	—	—	90,000	(793)
Total associated with advances			12,157,089	(83,874)	12,624,180	(121,119)
Available-for-sale securities	Swaps	Fair value	11,790,008	(154,592)	12,391,160	(197,733)
COs	Swaps	Fair value	22,285,710	(595,614)	26,662,140	(876,631)
	Swaps	Economic	2,987,274	723	—	—
	Forward starting swaps	Cash Flow	741,000	224	1,391,000	83
Total associated with COs			26,013,984	(594,667)	28,053,140	(876,548)
Total			49,961,081	(833,133)	53,068,480	(1,195,400)
Mortgage delivery commitments			32,729	(100)	29,995	290
Total derivatives			$49,993,810	(833,233)	$53,098,475	(1,195,110)
Accrued interest				241,767		262,631
Cash collateral, including related accrued interest				888,593		1,312,535
Net derivatives				$297,127		$380,056

Derivative asset				$301,873		$383,073
Derivative liability				(4,746)		(3,017)
Net derivatives				$297,127		$380,056
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

Table 30 - Hedging Strategies
(dollars in thousands)

			Notional Amount
Hedged Item / Hedging Instrument	Hedging Objective	Hedge Designation	December 31, 2024	December 31, 2023
Advances
Pay fixed, receive floating interest-rate swap (without options)	Converts the advance's fixed rate to a variable rate index	Fair value	$4,558,918	$4,132,610
		Economic	—	15,000
Pay fixed, receive floating interest-rate swap (with options)	Converts the advance's fixed rate to a variable rate index and offsets embedded options in the advance	Fair value	7,583,171	8,391,570
		Economic	—	5,000
Pay floating with embedded coupon features, receive floating interest-rate swap (noncallable)	Reduces interest-rate sensitivity and repricing gaps by converting the advance's variable rate to a different variable rate index and/or offsets embedded coupon features in the advance	Fair value	15,000	—
Pay floating with embedded features, receive floating interest-rate swap (callable)	Reduces interest-rate sensitivity and repricing gaps by converting the advance’s variable-rate to a different variable-rate index and/or offsets embedded option risk in the advance.	Fair value	—	10,000
Pay floating, receive floating basis swap	Reduces interest-rate sensitivity and repricing gaps by converting the advance's variable-rate to a different variable-rate	Economic	—	70,000
			12,157,089	12,624,180
Investments
Pay fixed, receive floating interest-rate swap	Converts the investment's fixed rate to a variable rate index	Fair value	11,790,008	12,391,160

CO Bonds
Receive fixed, pay floating interest-rate swap (without options)	Converts the bond's fixed rate to a variable rate index	Fair value	2,343,710	5,730,000
Receive fixed, pay floating interest-rate swap (with options)	Converts the bond's fixed rate to a variable rate index and offsets option risk in the bond	Fair value	19,942,000	20,932,140
Forward-starting interest-rate swap	To lock in the cost of funding on anticipated issuance of debt	Cash flow	741,000	1,391,000
			23,026,710	28,053,140
CO Discount Notes
Receive-fixed, pay float interest-rate swap	Converts the discount notes fixed rate to a variable rate index	Economic	2,987,274	—

Stand-Alone Derivatives
Mortgage delivery commitments	N/A		32,729	29,995
Total			$49,993,810	$53,098,475

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

Our daily average aggregate notional amount for uncleared derivatives transactions between June 2023 and August 2023 exceeded $8 billion and, as a result, we remained subject to two-way initial margin obligations as required by the Wall Street

Reform and Consumer Protection Act. For uncleared derivatives transactions executed on or after September 1, 2022, a party whose initial margin requirement exceeds a specified threshold (which may not exceed $50 million) would be required to deliver collateral in the amount by which the initial margin requirement exceeds such specified threshold. Initial margin is required to be held at a third-party custodian for the benefit of the secured party, which can only assert ownership of such collateral upon the occurrence of certain events, which may include an event of default due to bankruptcy, insolvency, or similar proceeding. As of December 31, 2024, all initial margin requirements owed to our uncleared derivative counterparties by us or owed to us by our uncleared derivative counterparties were less than specified delivery thresholds.

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

Table 31 - Credit Exposure to Derivatives Counterparties
(dollars in thousands)

	As of December 31, 2024
	Notional Amount	Net Derivatives Fair Value Before Collateral	Cash Collateral Pledged to Counterparty	Net Credit Exposure to Counterparties
Asset positions with credit exposure:
Uncleared derivatives
Single-A	$2,460,000	$1,044	$(995)	$49
Cleared derivatives	21,920,910	3,380	297,500	300,880

Liability positions with credit exposure:
Uncleared derivatives
Double-A	78,500	(609)	622	13
Single-A	7,691,900	(136,077)	137,000	923
Total interest-rate swap positions with nonmember counterparties to which we had credit exposure	32,151,310	(132,262)	434,127	301,865

Mortgage delivery commitments (1)	32,729	8	—	8
Total	$32,184,039	$(132,254)	$434,127	$301,873
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

Uncleared derivatives. The credit risk arising from unsecured credit exposure on derivatives is mitigated by the credit quality of the counterparties and by the early termination ratings triggers contained in all master derivatives agreements. We enter into new uncleared derivatives only with nonmember institutions that are at or above our third highest internal rating, although risk-reducing trades could be approved for counterparties whose ratings had fallen below these ratings. See Part I — Item 1 — Business — Business Lines — Investments for additional information on our internal ratings. We actively monitor these exposures and the credit quality of our counterparties, using stress testing of counterparty exposures and assessments of each counterparty's financial performance, capital adequacy, sovereign support, and related market signals such as credit default swap spreads. We can reduce or suspend credit limits and/or seek to reduce existing exposures, as appropriate, as a result of these monitoring activities. We do not enter into interest-rate-exchange agreements with other FHLBanks. We use master-netting agreements to reduce our credit exposure from counterparty defaults. The master agreements contain bilateral-collateral-exchange provisions that require credit exposures to be secured by U.S. federal government, U.S. government guaranteed, GSE securities, or cash. Exposures are measured daily, and adjustments to collateral positions are made daily. These agreements may require us to deliver additional collateral to certain of our counterparties if our credit rating is downgraded by an NRSRO, which could increase our exposure to loss in the event of a default by a counterparty to which we were the net creditor at the time of any such default, as further detailed in Part II — Item 8 — Financial Statements — Notes to the Financial Statements — Note 7 — Derivatives and Hedging Activities.

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

Sources and Uses of Liquidity. Our primary sources of liquidity are proceeds from the issuance of COs and advance repayments, and maturing short-term investments, as well as cash and investment holdings that are primarily high-quality, short- and intermediate-term financial instruments that can be sold or pledged as collateral under a repurchase agreement. During the year ended December 31, 2024, we maintained continuous access to funding and adapted our debt issuance to meet the needs of our members.

Secondary sources of liquidity include payments collected on mortgage loans, proceeds from the issuance of capital stock, and member deposits. In addition, under the FHLBank Act, the U.S. Treasury may purchase up to $4 billion of FHLBank COs. The terms, conditions, and interest rates in such a purchase would be determined by the U.S. Treasury. This authority may be exercised at the discretion of the U.S. Treasury with the agreement of the FHFA only if alternative means cannot be effectively employed to permit members of the FHLBanks to continue to supply reasonable amounts of funds to the mortgage market, and the ability to supply such funds is substantially impaired because of monetary stringency and high interest rates. There were no such purchases by the U.S. Treasury during the year ended December 31, 2024.

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

For information and discussion of our guarantees and other commitments we may have, see Part II — Item 8 — Financial Statements — Notes to the Financial Statements — Note 15 — Commitments and Contingencies. For further information and discussion of the joint and several liability for FHLBank COs, see below — Debt Financing — Consolidated Obligations.

Internal Liquidity Sources / Liquidity Management

Liquidity Reserves for Deposits. Applicable law requires us to hold cash, obligations of the U.S., and advances with maturities of less than five years, in a total amount not less than the amount of total member deposits with us. We have complied with this requirement during the year ended December 31, 2024.

Projected Net Cash Flow. We define projected net cash flow as projected sources of funds less projected uses of funds based on contractual maturities or expected option exercise periods, and settlement of committed assets and liabilities, as applicable. For mortgage-related cash flows and callable debt, we incorporate projected prepayments and call exercise.

Liquidity Management Action Trigger. We maintain a liquidity management action trigger pertaining to projected net cash flow: if projected net cash flow falls below zero on or before the 21st day following the measurement date, then management of the Bank is notified and determines whether any corrective action is necessary. We did not breach this threshold at any time during the year ended December 31, 2024. Table 32 below shows this calculation as of December 31, 2024.

Table 32 - Projected Net Cash Flow
(dollars in thousands)

As of December 31, 2024
21 Days
Uses of funds
Interest payable	$209,107
Maturing or expected option exercise of liabilities	9,078,532
Committed asset settlements	56,670
Capital outflow	42,922
MPF delivery commitments	32,729
Projected Calls	110,000
Gross uses of funds	9,529,960

Sources of funds
Interest receivable	254,613
Maturing or projected amortization of assets	13,407,572
Committed liability settlements	1,277,699
Cash and due from banks and interest bearing deposits	1,960,702
Other	3,130
Gross sources of funds	16,903,716

Projected net cash flow	$7,373,756

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

We were in compliance with the Base Case Liquidity Requirement at all times during the year ended December 31, 2024.

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

Table 33 - Funding Gap Metric

Funding Gap Metric (1)	Limit	Management Action Trigger	Three-Month Average December 31, 2024	Three-Month Average December 31, 2023
3-month Funding Gap	15%	13%	4.9%	3.8%
1-year Funding Gap	30%	25%	11.1%	17.5%
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

Debt Financing — Consolidated Obligations

Our primary source of liquidity is through CO issuances. At December 31, 2024, and December 31, 2023, outstanding COs for which we are primarily liable, including both CO bonds and CO discount notes, totaled $66.7 billion and $62.2 billion, respectively. CO bonds are generally issued with either fixed-rate coupon-payment terms or variable-rate coupon-payment terms that use a variety of indices for interest-rate resets. Some of the fixed-rate bonds that we have issued are callable bonds that may be redeemed at par on one or more dates prior to their maturity date. In addition, to meet our needs and the needs of certain investors in COs, fixed- and variable-rate bonds may also contain certain provisions that may result in complex coupon-payment terms and call or amortization features. When such COs (structured bonds) are issued, we enter into interest-rate-exchange agreements containing offsetting features, which effectively change the characteristics of the bond to those of a simple variable-rate bond.

The Office of Finance has established a methodology for the allocation of the proceeds from the issuance of COs when COs cannot be issued in sufficient amounts to satisfy all FHLBank demand for funding during periods of financial distress and when its existing allocation processes are deemed insufficient. See Part I — Item 1 — Business — Consolidated Obligations for additional information on the methodology.

See Part II — Item 8 — Financial Statements — Notes to the Financial Statements — Note 9 — Consolidated Obligations for a summary of CO bonds by contractual maturity dates and call dates as of December 31, 2024, and December 31, 2023. CO bonds outstanding for which we are primarily liable at December 31, 2024, and December 31, 2023, include issued callable bonds totaling $18.0 billion and $22.2 billion, respectively.

CO discount notes are also a significant funding source for us. CO discount notes are short-term instruments with maturities ranging from overnight to one year. We use CO discount notes primarily to fund short-term advances and investments, and longer-term advances and investments with short-term variable coupon repricing intervals. CO discount notes comprised 27.8 percent and 35.3 percent of the outstanding COs for which we are primarily liable at December 31, 2024, and December 31, 2023, respectively, but accounted for 67.3 percent and 81.6 percent of the proceeds from the issuance of such COs during the years ended December 31, 2024 and 2023, respectively.

Although we are primarily liable for the portion of COs allocated to us, we are also jointly and severally liable with the other FHLBanks for the payment of principal and interest on COs issued by all of the FHLBanks. The par amounts of the FHLBanks' outstanding COs were $1.2 trillion at both December 31, 2024 and 2023. COs are backed only by the combined financial resources of the FHLBanks. We have never repaid the principal or interest on any COs on behalf of another FHLBank.

We have evaluated the financial condition of the other FHLBanks based on known regulatory actions, publicly-available financial information, and individual long-term credit rating downgrades as of each period presented. Based on this evaluation, as of December 31, 2024, and through the filing of this report, we do not believe it is likely that we will be required to repay the principal or interest on any CO on behalf of another FHLBank.

Overall, we continued to experience strong demand for COs among investors. During the period covered by this report, the capital markets have supported our funding needs and we have been able to issue debt in the amounts and structures required to satisfy the demand for advances and meet our funding and risk-management needs.

Capital

Total capital at December 31, 2024, was $3.9 billion compared with $3.5 billion at December 31, 2023.

The FHLBank Act and FHFA regulations specify that each FHLBank is required to satisfy certain minimum regulatory capital requirements. We were in compliance with these requirements at December 31, 2024, as discussed in Part II —Item 8 — Financial Statements — Notes to the Financial Statements — Note 11 — Capital.

Table 34 - Capital Stock Outstanding by Member Institution Type
(dollars in thousands)

December 31, 2024
Savings institutions	$819,425
Commercial banks	780,608
Insurance companies	323,136
Credit unions	271,238
Community development financial institutions	760
Total GAAP capital stock	2,195,167
Mandatorily redeemable capital stock	5,086
Total regulatory capital stock	$2,200,253

Capital stock subject to a stock redemption period is reclassified to mandatorily redeemable capital stock, a liability in the statement of condition. Mandatorily redeemable capital stock totaled $5.1 million and $6.1 million at December 31, 2024, and December 31, 2023, respectively. For additional information on the redemption of our capital stock, see Part I— Item 1 — Business — Capital Resources — Redemption of Excess Stock and Item 8 — Financial Statements —Notes to the Financial Statements — Note 2 — Summary of Significant Accounting Policies — Mandatorily Redeemable Capital Stock.

Capital Rule

The Capital Rule, among other things, establishes criteria for capital classifications and corrective action requirements for FHLBanks that are classified in any classification other than adequately capitalized. An FHLBank is adequately capitalized if it has sufficient permanent and total capital to meet or exceed its risk-based and minimum capital requirements. FHLBanks that are adequately capitalized have no corrective action requirements. FHLBanks that are not adequately capitalized must submit capital restoration plans, are subject to corrective action requirements and are prohibited from paying dividends, redeeming or repurchasing excess stock, and are subject to certain asset growth restrictions. The FHFA may place critically undercapitalized FHLBanks into conservatorship or receivership.

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

The Capital Rule requires the Director of the FHFA to determine on no less than a quarterly basis the capital classification of each FHLBank. By letter dated December 10, 2024, the Director of the FHFA notified us that, based on financial information as of September 30, 2024, we met the definition of adequately capitalized under the Capital Rule.

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

Internal Minimum Capital Requirement in Excess of Regulatory Requirements

In an effort to provide protection for our capital base, we maintain an internal minimum capital requirement whereby the amount of paid-in capital stock and retained earnings (together, our actual regulatory capital) must be at least equal to the sum of 4 percent of our total assets plus an amount we measure as our risk exposure with 99 percent confidence using our economic capital model (together, our internal minimum capital requirement). As of December 31, 2024, this internal minimum capital requirement equaled $3.5 billion, which was satisfied by our actual regulatory capital of $4.1 billion.

Minimum Retained Earnings Target

In the third quarter of 2024, we implemented a management action trigger and a limit for our minimum level of retained earnings, both of which are determined monthly using rolling three-month averages:

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

At December 31, 2024, we had total retained earnings of $1.9 billion, which exceeded both the management action trigger of $1.7 billion and the limit of $1.3 billion. This method for determining our minimum amount of retained earnings replaced our previous target of $700.0 million in July 2024. In the event that the Bank’s balance of retained earnings is below the limit, dividends may not exceed 40 percent of the prior quarter’s net income.

Our minimum retained earnings trigger and/or limit could be superseded by FHFA mandates, either in the form of an order specific to us or by promulgation of new regulations requiring a level of retained earnings that is different from our current target. Moreover, we may, at any time, change our methodology or assumptions for modeling our minimum retained earnings target and will do so when prudent or when other reasons warrant such a change. Either of these events could result in us increasing our minimum retained earnings target and, in turn, reducing or eliminating dividends, as necessary.

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

Table 35 - Capital Stock Requirements and Excess Capital Stock
(dollars in thousands)

	Membership Stock Investment Requirement	Activity-Based Stock Investment Requirement	Total Stock Investment Requirement (1)	Outstanding Class B Capital Stock (2)	Excess Class B Capital Stock
December 31, 2024	$348,504	$1,808,806	$2,157,331	$2,200,253	$42,922
December 31, 2023	335,004	1,666,987	2,002,011	2,048,536	46,525
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

Restricted Retained Earnings and the Joint Capital Agreement

Our Capital Plan and the Joint Capital Agreement require us to allocate a certain percentage of quarterly net income to a restricted retained earnings account, which we refer to as restricted retained earnings. The Joint Capital Agreement, the terms of which are reflected in the Capital Plans of the 11 FHLBanks, is a voluntary contractual agreement among the FHLBanks, intended to build greater safety and soundness in the FHLBank System. Generally, the Joint Capital Agreement requires each FHLBank to allocate a certain amount, at least 20 percent of each of its quarterly net income (net of that FHLBank's obligation to its AHP) and adjustments to prior net income, to a restricted retained earnings account until the total amount in that account is equal to 1 percent of the daily average carrying value of that FHLBank's outstanding total COs (excluding fair-value adjustments) for the calendar quarter (total required contribution). The percentage of the required allocation is subject to adjustment when an FHLBank has had an adjustment to a prior calendar quarter's net income.

At December 31, 2024, our total required contribution to the restricted retained earnings account was $663.5 million compared with the current restricted retained earnings account balance of $509.2 million.

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

Off-balance-sheet arrangements are more fully discussed in Part II — Item 8 — Financial Statements — Notes to the Financial Statements — Note 15 — Commitments and Contingencies.

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

Management considers these policies to be critical because they require us to make subjective and complex judgments about matters that are inherently uncertain. Management bases its judgment and estimates on current market conditions and industry practices, historical experience, changes in the business environment and other factors that it believes to be reasonable under the circumstances. Actual results could differ materially from these estimates under different assumptions and/or conditions. The Audit Committee of our board of directors has reviewed these estimates. For additional discussion regarding the application of these and other accounting policies, see Part II — Item 8 — Financial Statements — Notes to the Financial Statements — Note 2 — Summary of Significant Accounting Policies.

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

The book values and fair values of our financial assets and liabilities, along with a description of the fair value hierarchy and the valuation methodologies used to determine the fair values of these financial instruments, is disclosed in Part II - Item 8 — Financial Statements — Notes to the Financial Statements — Note 14 — Fair Values.

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

For hedging relationships that are designated as fair-value hedges and qualify for hedge accounting, the change in the benchmark fair value of the hedged item is recorded in earnings, thereby providing some offset to the change in fair value of the associated derivative. The difference between the change in fair value of the derivative and the change in the benchmark fair value of the hedged item represents hedge ineffectiveness. All of our fair-value hedge relationships are treated as long-haul fair-value hedge relationships, where the change in the benchmark fair value of the hedged item must be measured separately from the change in fair value of the derivative. See Table 7.2 - Net Gains (Losses) on Fair Value Hedging Relationships in Part II — Item 8 — Financial Statements — Notes to the Financial Statements — Note 7 — Derivatives and Hedging Activities for a summary of our fair-value hedge ineffectiveness for the three years ended December 31, 2024, 2023, and 2022.

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

Depending upon the spreads between Federal Funds-OIS and SOFR-OIS rates, the use of the one interest-rate index as the discount rate for valuing our interest-rate exchange agreements and a different interest-rate index (plus or minus a constant spread) as the discount rate for valuing our hedged items can result in increased fair-value hedge ineffectiveness. In addition, while not likely, this valuation methodology has the potential to lead to the loss of hedge accounting for some of these hedging relationships. Either of these outcomes could result in increased earnings volatility, which could potentially be material. However, through December 31, 2024, no hedge relationships failed our hedge effectiveness criteria as a result of using different interest-rate indices as the discount rate for the derivative and the discount rate for the hedged item.

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

For derivatives where no identified hedged item qualifies for hedge accounting, changes in the fair value of the derivative are reflected in current earnings. As of December 31, 2024, we held $3.0 billion notional of interest-rate swaps with a fair value of $723 thousand that are economically hedging $3.0 billion of CO discount notes. Additionally, as of December 31, 2024, we held $32.7 million notional of mortgage-delivery commitments with a fair value of $(100) thousand. The following table shows the estimated changes in the fair value of the interest-rate swaps under alternative parallel interest-rate shifts (for example the same change to interest rates on short-, intermediate-, and long-term fixed income maturities):

Table 36 - Estimated Change in Fair Value of Undesignated Derivatives
(dollars in thousands)

			As of December 31, 2024
	-200 basis points	-150 basis points	-100 basis points	-50 basis points	+50 basis points	+100 basis points	+150 basis points	+200 basis points
Change from base case
Interest-rate swaps	$15,581	$11,668	$7,767	$3,878	$(3,866)	$(7,720)	$(11,562)	$(15,392)

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

As of December 31, 2024, multiple vendor prices were received for substantially all of our investment securities and the final prices for substantially all of those securities were computed by averaging those prices. Based on our review of the pricing methods and controls employed by the third-party pricing vendors and the relative lack of dispersion among the vendor prices (or, in those instances in which there were outliers or significant yield variances, our additional analyses), we believe the final prices used are reasonably likely to be exit prices and further that the fair-value measurements are classified appropriately in the fair-value hierarchy.

The following table provides the estimated valuation of our available-for-sale investment securities, other than HFA floating-rate securities, as of December 31, 2024, under three different pricing scenarios: the lowest vendor price received for each security, the fair values reported in our financial statements based on the methodology described above, and the highest vendor price received for each security.

Table 37 - Estimated Valuation of Available-for-Sale Securities Under Alternative Pricing Scenarios
(dollars in thousands)

	December 31, 2024
	Lowest Price	Fair Value	Highest Price
U.S. Treasury obligations	$5,807,139	$5,807,665	$5,808,169
Supranational institutions	336,147	337,352	339,160
U.S. government-owned corporations	220,893	221,769	222,798
GSE	94,388	94,614	95,026
	6,458,567	6,461,400	6,465,153
MBS
U.S. government guaranteed – single-family	178,467	179,052	179,570
U.S. government guaranteed – multifamily	462,415	464,823	468,167
GSE – single-family	1,944,332	1,953,153	1,962,647
GSE – multifamily	7,375,549	7,405,829	7,433,031
	9,960,763	10,002,857	10,043,415
Total	$16,419,330	$16,464,257	$16,508,568

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

The effect on interest income from the amortization and accretion of premiums and discounts on MBS, including MBS in both the held-to-maturity and available-for-sale portfolios, for the years ended December 31, 2024, 2023 and 2022, was a net (decrease) increase to income of $(3.5) million, $(3.9) million, and $24.3 million, respectively.

RECENT ACCOUNTING DEVELOPMENTS

None.

LEGISLATIVE AND REGULATORY DEVELOPMENTS

We summarize certain significant legislative and regulatory actions and related developments for the period covered by this report below.

Regulatory Environment. We are subject to various legal and regulatory requirements and regulatory expectations. Changes in the regulatory environment under the current federal executive administration, including regulatory priorities and areas of focus, could affect our business operations, results of operations and reputation. Certain early actions by the executive administration suggest that our regulatory environment is changing. For example, on January 20, 2025, the new administration ordered all executive departments and agencies to, among other things, not propose or issue any rule until a department or agency head appointed or designated by the president reviews and approves the rule. This order applies to proposed rules, among other regulatory actions, including those discussed in this Legislative and Regulatory Developments section. As a result, there is uncertainty with respect to the ultimate result of the impacted regulatory actions and their ultimate effects on us and the FHLBank System.

Finance Agency’s Review and Analysis of the FHLBank System. On November 7, 2023, the FHFA issued a written report titled “FHLBank System at 100: Focusing on the Future,” (System at 100 Report) presenting its review and analysis of the FHLBank System and the actions and recommendations that it plans to pursue in service of its vision for the future of the FHLBank System. The report focuses on four broad themes as part of a multi-year collaborative effort with the FHLBanks, their member institutions, and other stakeholders to: update and clarify its regulatory statement of the FHLBanks' mission; clarify the FHLBanks' liquidity role; expand the FHLBanks' housing and community development focus and promote the FHLBanks' operational efficiency.

The FHFA has since issued rulemakings and requests for input and made legislative recommendations for the FHLBank System in its 2023 Report to Congress issued on June 14, 2024, consistent with proposed plans and actions included in the System at 100 Report.

Given the current regulatory environment, we are unable to predict what actions, if any, will ultimately result from the FHFA’s recommendations in the report, the timing of any such actions, the extent of any changes to us or the FHLBank System, or the ultimate effect on the Bank or the FHLBank System of any such actions. For discussion of the related risks, see Part I — Item 1A — Risk Factors.

Advisory Bulletin Federal Home Loan Bank System Climate-Related Risk Management. On September 30, 2024, the FHFA issued an advisory bulletin setting forth the FHFA’s expectation that each FHLBank should integrate climate-related risk management into its existing enterprise risk management framework over time. The advisory bulletin provides that an effective framework should address climate-related risk governance, such as selection of the related risk appetite and setting strategy and objectives, establishing and implementing plans to mitigate and monitor and report material exposures to such risks, and establishing roles and responsibilities for the board of directors and management. The advisory bulletin requires the FHLBanks to establish metrics that track exposure to climate-related risks and collect related data to quantify risk exposures, conduct climate-related scenario analyses, implement processes to report and communicate climate-related risks to internal stakeholders, and have a plan to respond to natural disasters and support climate resiliency. The advisory bulletin also requires the Bank to identify and incorporate climate-related legal and compliance risk into its existing enterprise risk management framework, including applicable climate-related regulations and federal and state disclosure requirements.

Relatedly, we continue to monitor developments relevant to the SEC’s final rule on the enhancement and standardization of climate-related disclosures and note recent statements from the Acting SEC Chair that indicate that the SEC could take steps to rescind the rule. We also continue to monitor the status of certain climate-related state laws to assess their possible impacts on us.

Advisory Bulletin on FHLBank Member Credit Risk Management. On September 27, 2024, the FHFA issued an advisory bulletin setting forth their expectations that an FHLBank’s underwriting and credit decisions should reflect a member’s financial condition and not rely solely on the collateral securing the member’s credit obligations. The advisory bulletin provides guidance for the FHLBanks to implement policies for credit risk governance, member credit assessment, and monitoring of credit conditions, among other considerations. It also provides guidance on the oversight of members in financial distress by recommending implementation of escalation policies, processes for coordination with members’ prudential regulators, and management policies addressing default, failure, and insolvency situations. We have implemented appropriate adjustments to our relevant policies and procedures.

Finance Agency Final Rule on Fair Lending, Fair Housing, and Equitable Housing Finance Plans. On May 16, 2024, the FHFA published its final rule that specifies requirements related to the FHLBanks’ compliance with fair housing and fair lending laws and related regulations, including the Fair Housing Act and the Equal Credit Opportunity Act, and prohibitions on unfair or deceptive acts or practices under the Federal Trade Commission Act (the FTC Act). The final rule: (i) addresses the enforcement authority of the FHFA; (ii) articulates standards related to boards of directors’ oversight of fair housing, fair lending, and the prohibitions on unfair or deceptive acts or practices under the FTC Act; and (iii) requires each FHLBank to annually report actions it voluntarily takes to address barriers to sustainable housing opportunities for underserved communities (Equitable Housing Report Requirements). The final rule became effective on July 15, 2024, except that the Equitable Housing Report Requirements will become effective on February 15, 2026. The Finance Agency has since issued advisory bulletins setting forth its expectations regarding the FHLBanks’ compliance with the final rule. We have reviewed this rule and related advisory bulletins and expect to continue developing our program to comply with the requirements and proceed in accordance with the guidance. We continue to review the final rule and related guidance and evaluate the impact it may have on our financial condition and results of operations.

Agreements Regarding Process to End the Conservatorships of Fannie Mae and Freddie Mac (the Enterprises). The Enterprises have been in conservatorship since September 2008. On January 2, 2025, the FHFA and the U.S. Department of the Treasury entered into certain agreements one of which, among other things, sets out a process that would govern the resolution of the conservatorships of the Enterprises other than in the instances of receivership of the Enterprises.

The resolution of the Enterprises’ conservatorships could result in heightened competition with the Enterprises for the purchase of mortgage loans. For example, the Enterprises currently operate subject to certain asset and indebtedness limitations. However, the resolution of their conservatorships could result in such limitations being lifted resulting in increases of their purchases of mortgage loans, which could result in upward pressure on mortgage loan prices. As a result, our opportunities to purchase mortgage loans or the profitability from our investments in mortgage loans could be reduced. Further, the ultimate resolution of their conservatorships could result in an actual or perceived competitive advantage to the Enterprises in the issuance of unsecured debt relative to the FHLBanks thereby resulting in less favorable debt funding costs for us.

Proposed Rule on FHLBank System Boards of Directors and Executive Management. On November 4, 2024, the FHFA published a notice of proposed rulemaking that would revise regulations addressing boards of directors and overall corporate governance of the FHLBanks and the Office of Finance. If adopted as proposed, it would, among other things: (1) affect director compensation by allowing the Director of the FHFA to establish an annual amount of director compensation that the Director determines is reasonable; (2) require the FHLBanks to complete and submit background checks to the FHFA on every nominee for a directorship; (3) change public interest independent director qualifications, in part, by requiring a person to have advocated for, or otherwise acted primarily on behalf of or for the direct benefit of, consumers or the community to meet the representation requirement; (4) expand the list of qualifying experiences for all Bank independent directors to include artificial intelligence, information technology and security, climate-related risk, Community Development Financial Institutions business models, and modeling; and (5) establish a review process for director performance and participation, together with a process for removing FHLBank directors for cause. Other proposed revisions address, among other things, Bank conflicts of interest policies, covering all our employees, including specific limitations on executive officers and senior management, and record retention.

Several of the proposed revisions would result in significant changes to the nomination, election, and retention of directors on our board if adopted as proposed. Additional director eligibility requirements and limitations on, and potential reductions or limitations to, director compensation resulting from the proposed rule could hinder our ability to recruit and retain the talent and expertise that are critical to our ability to satisfy our mission, particularly given the growing complexities of the finance industry. We continue to consider the effect that the proposed rule could have on us.

CREDIT RATING AGENCY DEVELOPMENTS

As of February 28, 2025, Moody’s long- and short-term credit ratings for us and the 10 other FHLBanks are Aaa and P-1, with a negative outlook.

As of February 28, 2025, S&P’s long- and short-term credit ratings for us and the 10 other FHLBanks are AA+ and A-1+, with a stable outlook.

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

Advances

In addition, to the general strategies described above, we use contractual provisions that require borrowers to pay us prepayment fees, which make us financially indifferent if the borrower prepays such advances prior to maturity. These provisions protect against a loss of income under certain interest-rate environments.

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

Table 38 - Interest-Rate Risk Management
(dollars in thousands)

	Outstanding Par Value/Notional Balance as of
	December 31, 2024	December 31, 2023
Fixed-rate noncallable debt, not hedged by interest-rate swaps	$10,740,345	$10,286,735
Fixed-rate callable debt not hedged by interest-rate swaps	1,521,500	1,131,500
CO debt hedged by interest-rate-exchange agreements, including both fair-value hedge relationships and economic hedge relationships	25,272,984	26,662,140
Advances hedged by interest-rate-exchange agreements, including both fair-value hedge relationships and economic hedge relationships	12,157,089	12,624,180

Available-for-sale securities (non-MBS) hedged by interest-rate-exchange agreements	6,861,915	6,861,915
Available-for-sale securities (MBS) hedged by interest-rate-exchange agreements	4,928,093	5,529,245
Total hedged available-for-sale securities	11,790,008	12,391,160

Notional principal balance of forward starting interest-rate swaps hedging the anticipated future issuance of CO debt	741,000	1,391,000

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

For purposes of measuring this ratio, the BVE is equal to the par value of capital stock including mandatorily redeemable capital stock, retained earnings, and accumulated other comprehensive (loss) income. At December 31, 2024, our MVE was $3.68 billion and our BVE was $3.86 billion, resulting in a ratio of MVE to BVE of 95 percent. At December 31, 2023, our MVE was $3.49 billion and our BVE was $3.54 billion, resulting in a ratio of MVE to BVE of 99 percent.

Market Value of Equity/Par Stock Ratio. We also measure the ratio of our MVE to the par value of our Class B Stock, which we refer to as our MVE to par stock ratio. We have established an MVE to par stock ratio floor of 125 percent with an associated management action trigger of 130 percent, reflecting our intent to preserve the value of our members' capital investment. As of December 31, 2024, and December 31, 2023, that ratio was 167 percent and 170 percent, respectively.

In addition, we measure the ratio of MVE to Par Stock subjected to a +/- 2 standard deviation basis shock of the overnight-index swap rate based on the Federal Funds-OIS, SOFR, Treasury and CO curves. We have established a management action trigger for the ratio to maintain above 125 percent under a +/- 2 standard deviation shock of historically determined basis changes of the SOFR, Federal Funds-OIS, Treasury, and CO yield curves. At December 31, 2024 and 2023 the +2 standard deviation shock was 159 percent and 161 percent, respectively, and the -2 standard deviation shock was 174 percent and 179 percent, respectively.

Value at Risk. VaR, which measures the potential change in our MVE, is based on a set of stress scenarios using historically based interest-rate, volatility, and option-adjusted spread (OAS) movements starting at the most recent month-end and going back monthly to 1998. For risk-based capital purposes and compliance with our internal management action trigger, VaR is reported as the average of the five worst scenarios.

The table below presents the VaR estimate as of December 31, 2024, and December 31, 2023, and represents the estimates of potential reduction to our MVE from potential future changes in interest rates and other market factors, as described above. Estimated potential market value loss exposures are expressed as a percentage of the current MVE. The table is intended to represent a statistically based range of VaR exposures.

Table 39 - Value-at-Risk
(dollars in millions)

	Value-at-Risk (Gain) Loss Exposure
	December 31, 2024		December 31, 2023
Confidence Level	% of MVE (1)	Amount	% of MVE (1)	Amount
50%	5.89%	$216.7	6.91%	$241.3
75%	6.85	252.0	7.97	278.4
95%	8.67	318.8	9.34	326.1
99%	10.23	376.3	10.68	373.0

Average of five worst scenarios - as of period end	10.75	395.3	10.95	382.5

Average of five worst scenarios - average for the year		416.2		386.5
_____________________________
(1)    Loss exposure is expressed as a percentage of base MVE.

In certain months during 2024 and 2023, we exceeded our VaR management action trigger. For example, as of July 31, 2024, our VaR measured 13.4 percent of the base case MVE, which exceeded our management action trigger of 12 percent. The VaR calculation is based on a combination of interest-rate, volatility and OAS shock model inputs provided by the FHFA for establishment of the market risk component of our risk-based capital requirement. Beginning in the second quarter of 2023, the OAS shocks as provided by the FHFA were significantly increased from prior periods, which resulted in an increased VaR absent an equivalent change in the composition of the balance sheet or exposures as measured by other market risk metrics. The higher OAS shocks are a result of changes made by the FHFA to the assumption underlying this calculation in connection with the cessation of LIBOR in 2023. The potential exists for the FHFA to further change the OAS, interest-rate, and volatility shocks in the future. With the concurrence of the board of directors, senior management decided not to take action because the OAS shocks are applied to only assets and they believed that capital levels were sufficient relative to the metric.

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

Our duration of equity, calculated in accordance with guidance from the FHFA which requires the constraining of projected future interest rates and discounting yields to a minimum of zero percent, was +1.25 years at December 31, 2024, compared with +0.75 years at December 31, 2023. For purposes of measuring against the management action triggers and limits, management considered an alternative methodology which does not constrain interest rates to a minimum of zero percent. For the periods ended December 31, 2024, and December 31, 2023, the results of the constrained and unconstrained metrics were the same. We did not exceed our duration of equity limit at any time during the years ended December 31, 2024 and December 31, 2023.

MVE Sensitivity. We measure MVE sensitivity by using the percent change in MVE from base in an up or down 200 basis point parallel rate shock scenario and have established a management action trigger at a decline of 10 percent and a limit at a decline of 15 percent. Our policies require management to notify the board of directors' Risk Committee if the limit is breached.

For purposes of measuring against the management action triggers and limits, management considered an alternative methodology which does not constrain interest rates to a minimum of zero percent. For the periods ended December 31, 2024, and December 31, 2023, the results of the constrained and unconstrained metrics were the same. We were below the limit at each of December 31, 2024, and December 31, 2023.

See Table 40 for our MVE sensitivity, as calculated in accordance with guidance from the FHFA which requires that we constrain projected future interest rates and discounting yields to a minimum of zero percent.

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

Our duration gap, as calculated in accordance with guidance from the FHFA which requires that we constrain projected future interest rates and discounting yields to a minimum of zero percent, was +0.76 months at December 31, 2024, compared with +0.46 months at December 31, 2023.

For the periods ended December 31, 2024, and December 31, 2023, the results of the constrained and unconstrained metrics were the same.

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

Management has put in place management action triggers whereby senior management is explicitly informed of instances where our projected return on capital stock (ROCS) falls below the average yield on SOFR plus our current dividend spread over a twelve-month horizon in a variety of interest-rate shock scenarios limited to +/- 200 basis points and a +/- 2 standard deviation historically based immediate shock to basis spreads followed by an incremental reversion to current levels over 12 months. Our ROCS spread to SOFR remained above this management action trigger minimum during 2024. The results of this analysis for December 31, 2024, showed that in the base case our ROCS was 565 basis points over SOFR, and in the worst case modeled, the down 200 basis points scenario, our ROCS fell 205 basis points to 360 basis points over SOFR. For December 31, 2023, the results of this analysis showed in the base case our ROCS was 671 basis points over SOFR, and in the worst case modeled, the down 200 basis point scenario, our ROCS fell 224 basis points to 447 basis points over SOFR.

Economic Capital Ratio Limit. We have established a limit of 4.0 percent for the ratio of the MVE to the market value of assets, referred to as the economic capital ratio. FHFA regulations require us to maintain a regulatory capital ratio of book value of regulatory capital to book value of total assets of no less than 4.0 percent, as discussed in Part II — Item 8 — Financial Statements — Notes to the Financial Statements — Note 11 — Capital. We seek to ensure that the regulatory capital ratio will not fall below the 4.0 percent threshold at a future time by establishing the economic capital ratio limit at 4.0 percent. We also maintain a management action trigger of 4.5 percent for this ratio. The economic capital ratio serves as a proxy for benchmarking future capital adequacy by discounting our balance sheet and derivatives at current market expectations of future values. Our economic capital ratio was 5.1 percent as of December 31, 2024, compared with 5.2 percent as of December 31, 2023.

Our economic capital ratio was not below 4.0 percent at any time during the years ended December 31, 2024, and December 31, 2023.

Table 40 - Market and Interest-Rate Risk Metrics
(dollars in millions)

	December 31, 2024
	Down 300(1)	Down 200(1)	Down 100(1)	Base	Up 100	Up 200	Up 300
MVE	$3,748	$3,734	$3,714	$3,678	$3,624	$3,550	$3,464
Percent change in MVE from base	1.9%	1.5%	1.0%	—%	(1.5)%	(3.5)%	(5.8)%
MVE/BVE	97%	97%	96%	95%	94%	92%	90%
MVE/Par Stock	170%	170%	169%	167%	165%	161%	157%
Duration of Equity	+0.50 years	+0.44 years	+0.71 years	+1.25 years	+1.78 years	+2.26 years	+2.61 years
Return on Capital Stock less SOFR	2.74%	3.60%	4.66%	5.65%	6.13%	6.81%	7.42%
Net income percent change from base	(60.06)%	(41.16)%	(20.15)%	—%	14.98%	31.83%	48.02%

	December 31, 2023
	Down 300(1)	Down 200(1)	Down 100(1)	Base	Up 100	Up 200	Up 300
MVE	$3,522	$3,518	$3,511	$3,492	$3,459	$3,408	$3,347
Percent change in MVE from base	0.9%	0.7%	0.5%	—%	(0.9)%	(2.4)%	(4.2)%
MVE/BVE	99%	99%	99%	99%	98%	96%	94%
MVE/Par Stock	172%	172%	171%	170%	169%	166%	163%
Duration of Equity	+0.11 years	+0.12 years	+0.38 years	+0.75 years	+1.19 years	+1.65 years	+1.81 years
Return on Capital Stock less SOFR	3.28%	4.47%	5.69%	6.71%	7.84%	8.66%	9.42%
Net income percent change from base	(56.49)%	(37.14)%	(17.69)%	—%	18.74%	34.55%	49.88%
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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of internal control over financial reporting as of December 31, 2024, based on the framework established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that assessment, management concluded that, as of December 31, 2024, internal control over financial reporting is effective based on the criteria established in Internal Control – Integrated Framework (2013).

Additionally, our internal control over financial reporting as of December 31, 2024, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of
Federal Home Loan Bank of Boston

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying statements of condition of Federal Home Loan Bank of Boston (the "Bank") as of December 31, 2024 and 2023, and the related statements of operations, of comprehensive income (loss), of capital, and of cash flows for each of the three years in the period ended December 31, 2024, including the related notes (collectively referred to as the “financial statements”). We also have audited the Bank's internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Bank as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Bank maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

PricewaterhouseCoopers LLP, 101 Seaport Boulevard, Suite 500, Boston, MA 02210
T: (617) 530 5000, www.pwc.com/us

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

Valuation of Interest-Rate Derivatives and Hedged Items

As described in Notes 7 and 14 to the financial statements, the Bank uses derivative instruments to reduce funding costs and/or to manage interest-rate risks. The total notional amount of derivatives as of December 31, 2024 was $50.0 billion, of which 94.0% were designated as hedging instruments, and the fair value of derivative assets and liabilities as of December 31, 2024 was $301.9 million and $4.7 million, respectively. The fair values of interest-rate derivatives and hedged items are determined using standard valuation techniques such as discounted cash-flow analysis and comparisons with similar instruments. The discounted cash-flow model uses market-observable inputs, including discount rate, forward interest rate, and volatility assumptions.

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

/s/ PricewaterhouseCoopers LLP

Boston, Massachusetts
March 14, 2025

We have served as the Bank's auditor since 1990.

FEDERAL HOME LOAN BANK OF BOSTON STATEMENTS OF CONDITION (dollars and shares in thousands, except par value)
	December 31, 2024	December 31, 2023
ASSETS
Cash and due from banks	$5,149	$53,412
Interest-bearing deposits	1,958,353	1,643,587
Securities purchased under agreements to resell	1,500,000	1,600,000
Federal funds sold	2,505,000	2,500,000
Investment securities:
Trading securities	1,489	1,395
Available-for-sale securities (amortized cost of $16,792,153 and $15,684,997 at December 31, 2024 and 2023, respectively)	16,470,908	15,343,745
Held-to-maturity securities (a)	63,318	78,905
Total investment securities	16,535,715	15,424,045
Advances	45,163,175	41,958,583
Mortgage loans held for portfolio, net of allowance for credit losses of $2,200 and $2,000 at December 31, 2024 and 2023, respectively	3,679,150	3,059,331
Accrued interest receivable	262,203	185,709
Derivative assets, net	301,873	383,073
Other assets	82,348	334,534
Total Assets	$71,992,966	$67,142,274
LIABILITIES
Deposits
Interest-bearing	$842,062	$896,005
Non-interest-bearing	35,019	26,874
Total deposits	877,081	922,879
Consolidated obligations (COs):
Bonds	48,192,171	40,248,743
Discount notes	18,546,504	22,000,546
Total consolidated obligations	66,738,675	62,249,289
Mandatorily redeemable capital stock	5,086	6,083
Accrued interest payable	328,596	269,517
Affordable Housing Program (AHP) payable	104,300	87,164
Derivative liabilities, net	4,746	3,017
Other liabilities	81,637	65,711
Total liabilities	68,140,121	63,603,660
Commitments and contingencies (Note 15)
CAPITAL
Capital stock – Class B – putable ($100 par value), 21,952 shares and 20,425 shares issued and outstanding at December 31, 2024 and 2023, respectively	2,195,167	2,042,453
Retained earnings:
Unrestricted	1,403,455	1,339,546
Restricted	509,245	451,154
Total retained earnings	1,912,700	1,790,700
Accumulated other comprehensive loss	(255,022)	(294,539)
Total capital	3,852,845	3,538,614
Total Liabilities and Capital	$71,992,966	$67,142,274
_______________________________________
(a)    Fair values of held-to-maturity securities were $63,197 and $78,478 at December 31, 2024 and 2023, respectively.

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF BOSTON STATEMENTS OF OPERATIONS (dollars in thousands)
	For the Year Ended December 31,
	2024	2023	2022
INTEREST INCOME
Advances	$2,141,419	$2,112,864	$631,838
Prepayment fees on advances, net	924	868	3,309
Interest-bearing deposits	139,108	145,358	34,869
Securities purchased under agreements to resell	70,504	99,404	25,065
Federal funds sold	198,834	200,021	88,071
Investment securities:
Trading securities	74	71	585
Available-for-sale securities	936,312	793,846	354,512
Held-to-maturity securities	4,175	4,373	3,090
Total investment securities	940,561	798,290	358,187
Mortgage loans held for portfolio	131,258	93,198	85,431
Other	1	716	194
Total interest income	3,622,609	3,450,719	1,226,964
INTEREST EXPENSE
Consolidated obligations:
Bonds	2,159,454	1,837,365	591,546
Discount notes	993,701	1,200,138	344,370
Total consolidated obligations	3,153,155	3,037,503	935,916
Deposits	35,404	37,233	7,794
Mandatorily redeemable capital stock	440	545	474
Other borrowings	128	129	318
Total interest expense	3,189,127	3,075,410	944,502
NET INTEREST INCOME	433,482	375,309	282,462
Provision for credit losses	196	77	171
NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES	433,286	375,232	282,291
OTHER INCOME (LOSS)
Service fees	12,690	14,055	14,198
Other, net	(243)	749	(554)
Total other income	12,447	14,804	13,644
OTHER EXPENSE
Compensation and benefits	49,570	45,513	41,879
Other operating expenses	31,375	29,242	25,034
AHP voluntary contribution	2,767	2,000	5,479
Discretionary housing and community investment programs	24,906	12,928	5,975
Federal Housing Finance Agency (the FHFA)	5,124	6,147	4,771
Office of Finance	4,778	4,291	4,155
Other	4,436	3,975	3,910
Total other expense	122,956	104,096	91,203
INCOME BEFORE ASSESSMENTS	322,777	285,940	204,732
AHP assessments	32,322	28,648	20,521
NET INCOME	$290,455	$257,292	$184,211

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF BOSTON STATEMENTS OF COMPREHENSIVE INCOME (dollars in thousands)
	For the Year Ended December 31,
	2024	2023	2022
Net income	$290,455	$257,292	$184,211
Other comprehensive income:
Net unrealized gains (losses) on available-for-sale securities	20,007	9,029	(408,294)
Net unrealized gains relating to hedging activities	18,562	3,482	68,773
Pension and postretirement benefits	948	(625)	4,129
Total other comprehensive income (loss)	39,517	11,886	(335,392)
Comprehensive income (loss)	$329,972	$269,178	$(151,181)

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF BOSTON STATEMENTS OF CAPITAL YEARS ENDED DECEMBER 31, 2024, 2023, and 2022 (dollars and shares in thousands)

	Capital Stock Class B – Putable		Retained Earnings			Accumulated Other Comprehensive Loss
	Shares	Par Value	Unrestricted	Restricted	Total		Total Capital
BALANCE, DECEMBER 31, 2021	9,536	$953,638	$1,179,986	$368,420	$1,548,406	$28,967	$2,531,011
Comprehensive income			152,936	31,275	184,211	(335,392)	(151,181)
Proceeds from issuance of capital stock	45,292	4,529,192					4,529,192
Repurchase/redemption of capital stock	(34,427)	(3,442,691)					(3,442,691)
Stock reclassified to mandatorily redeemable capital stock	(89)	(8,961)					(8,961)
Cash dividends on capital stock			(42,049)		(42,049)		(42,049)
BALANCE, DECEMBER 31, 2022	20,312	2,031,178	1,290,873	399,695	1,690,568	(306,425)	3,415,321
Comprehensive income			205,833	51,459	257,292	11,886	269,178
Proceeds from issuance of capital stock	50,722	5,072,144					5,072,144
Repurchase/redemption of capital stock	(50,588)	(5,058,773)					(5,058,773)
Stock reclassified to mandatorily redeemable capital stock	(21)	(2,096)					(2,096)
Cash dividends on capital stock			(157,160)		(157,160)		(157,160)
BALANCE, DECEMBER 31, 2023	20,425	2,042,453	1,339,546	451,154	1,790,700	(294,539)	3,538,614
Comprehensive income			232,364	58,091	290,455	39,517	329,972
Proceeds from issuance of capital stock	27,609	2,760,861					2,760,861
Repurchase/redemption of capital stock	(26,082)	(2,608,147)					(2,608,147)
Cash dividends on capital stock			(168,455)		(168,455)		(168,455)
BALANCE, DECEMBER 31, 2024	21,952	$2,195,167	$1,403,455	$509,245	$1,912,700	$(255,022)	$3,852,845

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF BOSTON STATEMENTS OF CASH FLOWS (dollars in thousands)
	For the Year Ended December 31,
	2024	2023	2022
OPERATING ACTIVITIES
Net income	$290,455	$257,292	$184,211
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	(5,942)	(11,184)	31,639
Provision for credit losses	196	77	171
Net change in derivatives and hedging activities	(88,646)	(349,754)	1,538,920
Other adjustments, net	8,193	7,898	5,229
Net change in:
Market value of trading securities	(94)	111	360
Accrued interest receivable	(76,494)	(51,441)	(65,908)
Other assets	2,915	(2,754)	3,737
Accrued interest payable	59,098	139,019	69,547
Other liabilities	32,391	8,093	(3,661)
Total adjustments	(68,383)	(259,935)	1,580,034
Net cash provided by (used in) operating activities	222,072	(2,643)	1,764,245

INVESTING ACTIVITIES
Net change in:
Interest-bearing deposits	101,348	276,933	(2,633,996)
Securities purchased under agreements to resell	100,000	(1,600,000)	800,000
Federal funds sold	(5,000)	206,000	(762,000)
Advances to members	(3,225,570)	(235,880)	(29,483,375)
Trading securities:
Proceeds	—	—	500,000
Available-for-sale securities:
Proceeds	984,767	370,366	582,454
Purchases	(1,755,400)	(2,003,522)	(3,081,067)
Held-to-maturity securities:
Proceeds	15,704	20,117	47,847
Mortgage loans held for portfolio:
Proceeds	318,007	251,498	435,935
Purchases	(944,719)	(558,758)	(83,683)
Other investing activities, net	(2,219)	(11,061)	(209)
Net cash used in investing activities	(4,413,082)	(3,284,307)	(33,678,094)

FEDERAL HOME LOAN BANK OF BOSTON STATEMENTS OF CASH FLOWS — (Continued) (dollars in thousands)
	For the Year Ended December 31,
	2024	2023	2022
FINANCING ACTIVITIES
Net change in deposits	(40,183)	271,148	(228,545)
Net payments on derivatives with a financing element	27,798	1,580	125,890
Net proceeds from issuance of consolidated obligations:
Discount notes	95,148,058	142,078,706	208,264,181
Discount notes transferred from other FHLBanks	614,234	—	—
Bonds	40,811,568	32,019,521	18,916,991
Bonds transferred from other FHLBanks	5,804,945	—	—
Payments for maturing and retiring consolidated obligations:
Discount notes	(98,634,089)	(147,077,036)	(183,656,942)
Discount notes transferred to other FHLBanks	(613,811)	—	—
Bonds	(38,958,995)	(23,810,885)	(12,737,176)
Payment of financing lease	(40)	(173)	(169)
Proceeds from issuance of capital stock	2,760,861	5,072,144	4,529,192
Payments for repurchase of capital stock	(2,608,147)	(5,058,773)	(3,442,691)
Payments for redemption of mandatorily redeemable capital stock	(997)	(6,303)	(12,233)
Cash dividends paid	(168,455)	(157,160)	(42,049)
Net cash provided by financing activities	4,142,747	3,332,769	31,716,449
Net (decrease) increase in cash and due from banks	(48,263)	45,819	(197,400)
Cash and due from banks at beginning of the year	53,412	7,593	204,993
Cash and due from banks at end of the year	$5,149	$53,412	$7,593
Supplemental disclosures:
Interest paid	$3,149,312	$2,941,454	$741,552
Noncash transfers of mortgage loans held for portfolio to other assets	$339	$621	$543
Noncash lease liabilities arising from obtaining/modifying right-of-use assets	$171	$26,314	$(552)

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

The Federal Housing Finance Agency (FHFA), our primary regulator, an independent agency in the executive branch of the U.S. government, supervises and regulates the FHLBanks, Federal Home Loan Mortgage Corporation (Freddie Mac), and Federal National Mortgage Association (Fannie Mae). A purpose of the FHFA is to ensure the FHLBanks fulfill their mission by operating in a safe and sound manner, including maintenance of adequate capital and internal controls. In addition, the FHFA is responsible for ensuring that: 1) the operations and activities of each FHLBank foster liquid, efficient, competitive, and resilient national housing finance markets; 2) each FHLBank complies with the title and the rules, regulations, guidelines, and orders issued under the Housing and Economic Recovery Act (HERA) and the authorizing statutes; 3) each FHLBank carries out its statutory mission through only activities that are authorized under and consistent with HERA and the authorizing statutes, and; 4) the activities of each FHLBank and the manner in which such FHLBank is operated is consistent with the public interest. Each FHLBank is a separate legal entity with its own management, employees, and board of directors.

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

"Mortgage Partnership Finance", "MPF" and "MPF Xtra" are registered trademarks of the FHLBank of Chicago.

Note 2 — Summary of Significant Accounting Policies

Use of Estimates

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP). The preparation of financial statements in accordance with GAAP requires management to make subjective assumptions and estimates that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported amounts of income and expenses. The most significant of these estimates include, but are not limited to, accounting for derivatives and hedging activities, estimation of fair values, and amortization of premiums and discounts associated with prepayable mortgage-backed securities. Actual results could differ from these estimates.

Fair Value

We determine the fair-value amounts recorded on the statement of condition and in the note disclosures for the periods presented by using available market and other pertinent information, and reflect our best judgment of appropriate valuation methods. Although we use our best judgment in estimating the fair value of these financial instruments, there are inherent limitations in any valuation technique. Therefore, these fair values may not be indicative of the amounts that would have been realized in market transactions at the reporting dates. See Note 14 — Fair Values for more information.

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

The net exposure for these financial instruments can change on a daily basis; therefore, there may be a delay between the time this exposure change is identified and additional collateral is requested, and the time when this collateral is received or pledged. Likewise, there may be a delay for excess collateral to be returned. For derivative instruments that meet the requirements for netting, any excess cash collateral received or pledged is recognized as a derivative liability or derivative asset. See Note 7 — Derivatives and Hedging Activities for additional information regarding these agreements.

Securities purchased under agreements to resell are also subject to netting requirements. Based on the fair value of the related collateral held, the securities purchased under agreements to resell were fully collateralized for the periods presented. There were no offsetting amounts related to these securities at December 31, 2024 and 2023.

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

Trading. Securities classified as trading are carried at fair value and we record changes in the fair value of these investments in other income (loss) on the statement of operations. FHFA regulations prohibit trading in or the speculative use of these instruments and limit the credit risks we have from these instruments.

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

If management intends to sell an impaired security classified as available-for-sale, or it is more likely than not that we will be required to sell the security before expected recovery of its amortized cost basis, any allowance for credit losses is written off and the amortized cost basis is written down to the security’s fair value at the reporting date with any incremental impairment reported in earnings as net losses on available-for-sale securities.

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

Premiums and Discounts. We amortize premiums and accrete discounts on mortgage-backed securities (MBS) using the level-yield method over the estimated lives of the securities. This method requires a retrospective adjustment of the effective yield each time we change the estimated life, based on actual prepayments received and changes in expected prepayments, as if the new estimate had been known since the original acquisition date of the securities. We estimate prepayment speeds on each individual security using the most recent three months of historical constant prepayment rates, as available, or may utilize third-party data services that provide estimates of future cash flows, from which we determine expected asset lives. We amortize premiums and accrete discounts on other investments using the level-yield method to the contractual maturity of the securities.

Gains and Losses on Sales. We compute gains and losses on sales of investment securities using the specific identification method and include these gains and losses in other income (loss) on the statement of operations. See Note 4 — Investments for a summary of our sales of investment securities.

Advances

Advances are carried at amortized cost, which is original cost net of periodic principal repayments, amortization of premiums and accretion of discounts, and fair-value hedge accounting adjustments, as discussed in Note 5 — Advances. Advances are evaluated quarterly for expected credit losses. We generally record our advances at par. However, we may record premiums or discounts on advances in the following cases:

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
•Advances issued under our Jobs for New England (JNE) and CDFI Advance programs have an interest rate at a significant discount to market rates. Due to the below market interest rate, we record a discount on the advance and an interest rate subsidy expense based on the present value of the variation in the cash flow caused by the difference in the interest rate between the advance rate and our related cost of funds for comparable maturity funding at the time that we transact the advance. The subsidy expenses for these advances are recorded in the statement of operations as discretionary housing and community investment programs expense.

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

Service Fees

We record commitment fees for standby letters of credit to members as deferred fee income when received and amortize these fees on a straight-line basis to service-fees income in the statement of operations over the term of the standby letter of credit. Based upon past experience, we believe the likelihood of standby letters of credit being drawn upon is remote. See Note 15 – Commitments and Contingencies for additional information on standby letters of credit. Additionally, we record correspondent services fees and MPF nonorigination fees in the statement of operations as service-fees income.

Mortgage Loans Held for Portfolio

We participate in the MPF Program through which we invest in conventional, residential, fixed-rate mortgage loans (conventional mortgage loans) and government-insured or -guaranteed residential fixed-rate mortgage loans (government mortgage loans) that are purchased from participating financial institutions (see Note 6 — Mortgage Loans Held for Portfolio). We classify our investments in mortgage loans for which we have the intent and ability to hold for the foreseeable future or until maturity or payoff as held for portfolio. As of December 31, 2024, all our investments in mortgage loans are held for portfolio. Mortgage loans held for portfolio are recorded at amortized cost, which is original cost, net of periodic principal repayments and amortization of premiums and accretion of discounts, and direct write-downs. Accrued interest receivable is recorded separately on the statements of condition. We perform a quarterly assessment of our mortgage loans held for portfolio to estimate expected credit losses. An allowance for credit losses is recorded with a corresponding adjustment to the provision for credit losses. We do not purchase mortgage loans with credit deterioration present at the time of purchase.

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

Nonaccrual Loans. We place conventional mortgage loans on nonaccrual status when the collection of interest or principal is doubtful or contractual principal or interest is 90 days or more past due. When a conventional mortgage loan is placed on nonaccrual status, accrued but uncollected interest is reversed against interest income in the current period. We generally record cash payments received on nonaccrual loans first as interest income and then as a reduction of principal as specified in the contractual agreement unless we consider the collection of the remaining principal amount due to be doubtful. If we consider the collection of the remaining principal amount to be doubtful, cash payments received are applied first solely to principal until the remaining principal amount due is expected to be collected and then as a recovery of any charge-off, if applicable, followed by recording interest income. A loan on nonaccrual status may be restored to accrual status when the collection of the contractual principal and interest is less than 90 days past due. We do not place government mortgage loans on nonaccrual status when the collection of the contractual principal or interest is 90 days or more past due because of the U.S. government guarantee of the loan and the contractual obligations of each related servicer, as more fully discussed in Note 6 – Mortgage Loans Held for Portfolio.

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

See Note 6 — Mortgage Loans Held for Portfolio for additional details on the allowance methodology.

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

Embedded Derivatives. We may issue debt, make advances, or purchase financial instruments in which a derivative is embedded. Upon execution of these transactions, we assess whether the economic characteristics of the embedded derivative are clearly and closely related to the economic characteristics of the remaining component of the debt, advance, or other financial instrument (the host contract) and whether a separate, nonembedded instrument with the same terms as the embedded instrument would meet the definition of a derivative. When we determine that (1) the embedded derivative has economic characteristics that are not clearly and closely related to the economic characteristics of the host contract and (2) a separate, stand-alone instrument with the same terms would qualify as a derivative instrument, the embedded derivative is separated from the host contract, carried at fair value, and designated as a stand-alone derivative instrument. If the entire contract (the host contract and the embedded derivative) is to be measured at fair value, with changes in fair value reported in current earnings (for example, an investment security classified as trading, as well as hybrid financial instruments) or if we cannot reliably identify and measure the embedded derivative for purposes of separating that derivative from its host contract, the entire contract is carried on the statement of condition at fair value and no portion of the contract is designated as a hedging instrument. At December 31, 2023, we had certain advances with embedded features that met the requirement to be separated from the host contract and designated the embedded features as stand-alone derivatives. The value of the embedded derivatives is included in total advances on the statement of condition. See Note 5 — Advances for the fair value of these embedded derivatives.

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

We lease office space and office equipment to run our business operations. For leases with a term of 12 months or less, we have made an accounting policy election to not recognize lease right-of-use assets and lease liabilities. At December 31, 2024 and 2023, we included in the statement of condition $19.3 million and $20.2 million, respectively, of lease right-of-use assets in other assets as well as $26.5 million and $27.5 million, respectively, of lease liabilities in other liabilities. We have recognized operating lease costs in other operating expenses on the statement of operations of $2.2 million, $3.7 million, and $2.4 million, respectively, for the years ended December 31, 2024, 2023, and 2022.

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

Restricted Retained Earnings

The joint capital enhancement agreement, as amended (the Joint Capital Agreement), provides that each FHLBank will, on a quarterly basis, contribute 20 percent of its net income to a separate restricted retained earnings account until the balance of that account, calculated as of the last day of each calendar quarter, equals at least 1 percent of that FHLBank's average balance of outstanding COs (excluding fair-value adjustments) for the calendar quarter. Restricted retained earnings are not available to pay dividends, and we present them separate from other retained earnings on the statement of condition. Any amount of restricted retained earnings that exceeds 150 percent of the contribution requirement may be reclassified to unrestricted retained earnings. No reclassification from restricted retained earnings to unrestricted retained earnings occurred during 2024.

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

Voluntary Housing and Community Investment Expenses

Voluntary AHP contributions are expensed when our board of directors approves the terms of the contribution, the likelihood of award is probable, and the amount is estimable. The amount contributed is subject to the same regulatory requirements as AHP assessments.

Other discretionary housing and community investment initiatives primarily consist of voluntary grants and subsidized advances. Voluntary grants and contributions are recognized as an expense in the period in which the grant or contribution is considered an unconditional promise to give. Subsidized advances are advances that have an interest rate below the customary interest rate for non-subsidized advances with similar terms. See the Advances section above for additional information on subsidized advances.

Assessments

Affordable Housing Program. The FHLBank Act requires us to establish and fund AHP based on positive annual net earnings, providing grants to members to assist in the purchase, construction, or rehabilitation of housing for very low, low-, or moderate-income households. We charge the required funding as well as any discretionary funding for AHP to earnings and establish a liability, except when annual net earnings are zero or negative, in which case there is no requirement to fund AHP. The liability is reduced as awards are distributed to qualifying projects in the form of grants or as interest rate subsidies for AHP subsidized advances that have at interest rates below the customary interest rate for non-subsidized advances. A discount on the AHP advance and charge against the AHP liability is recorded for the present value of the variation in the cash flow caused by the difference in the interest rate between the AHP advance rate and our related cost of funds for comparable maturity funding. The discount on AHP advances is accreted to interest income on advances using the level-yield method over the life of the advance. See Note 10 — Affordable Housing Program and Discretionary Contributions for additional information.

Cash Flows

In the statement of cash flows, we consider noninterest bearing cash and due from banks as cash and cash equivalents. Federal funds sold and interest-bearing deposits are not treated as cash equivalents for purposes of the statement of cash flows, but are instead treated as short-term investments and are reflected in the investing activities section of the statement of cash flows.

Related-Party Activities

We define related parties as members who owned 10 percent or more of the voting interests of our outstanding capital stock at December 31, 2024. See Note 16 — Transactions with Shareholders for additional information.

Segment Reporting

We engage in business activities to provide funding, liquidity, and services to members, and manage these operations as one operating segment.

Our primary business activities are providing advances to members and housing associates and acquiring residential mortgage loans from members. In addition, we maintain a portfolio of investments. The primary source of funding and liquidity is the issuance of COs in the capital markets and we are capitalized through the purchase of capital stock by members. Our net income is primarily attributable to the difference between the interest income earned on advances, mortgage loans, and investments, and the interest expense paid on COs. We report on an enterprise-wide method of evaluating our financial information.

The chief operating decision maker (CODM) is our president and chief executive officer, who assesses performance and allocation of resources primarily based on net income. This measure is used for benchmarking and budget analysis. Other items, including significant expenses, reported to the CODM include those reported in our financial statements and footnotes.

For the year ended December 31, 2024, we did not have any major customer with revenues in excess of 10 percent of our total revenue, which includes interest income and non-interest income.

Reclassification

Certain amounts in the 2023 and 2022 financial statements have been reclassified to conform to the financial statement presentation for the year ended December 31, 2024.

Note 3 — Cash and Due from Banks

Cash and due from banks includes cash on hand, cash items in the process of collection, compensating balances, and amounts due from correspondent banks and the Federal Reserve Bank of Boston.

Compensating Balances. We maintain collected cash balances with a commercial bank in return for certain services. The related agreement contains no legal restrictions on the withdrawal of funds. The average collected cash balance was $11.6 million and $13.8 million for the years ended December 31, 2024 and 2023, respectively.

Note 4 — Investments

Interest-Bearing Deposits, Securities Purchased under Agreements to Resell, and Federal Funds Sold

We invest in interest-bearing deposits, securities purchased under agreements to resell, and federal funds sold to provide liquidity. These investments are generally transacted with counterparties that have received, or whose guarantors have received, a credit rating of triple-B or greater (investment grade) by a nationally recognized statistical rating organization (NRSRO), or the equivalent. At December 31, 2024 and 2023, none of these investments were made to counterparties or, if applicable, guaranteed by entities rated below single-A or the equivalent.

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

Based upon the collateral held as security and collateral maintenance provisions with our counterparties, we determined that no allowance for credit losses was needed for our securities purchased under agreements to resell at December 31, 2024 and 2023.

Federal funds sold are unsecured loans that are transacted on an overnight term or short-term basis. FHFA regulations include a limit on the amount of unsecured credit we may extend to a counterparty. All investments in interest-bearing deposits and federal funds sold outstanding as of December 31, 2024 and 2023, have been repaid according to the contractual terms. No allowance for credit losses was recorded for these assets at December 31, 2024 and 2023.

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

Trading Securities

Table 4.1 - Trading Securities by Major Security Type
(dollars in thousands)

	December 31, 2024	December 31, 2023
Corporate bonds	$1,489	$1,395

For the years ended December 31, 2024, 2023, and 2022 net gains (losses) on trading securities held at period end were $94 thousand, $(111) thousand, and $65 thousand, respectively. For the year ended December 31, 2022, net losses on trading securities that matured during the year totaled $425 thousand.

We do not participate in speculative trading practices and typically hold these investments for longer periods of time.

Available-for-sale Securities

Table 4.2 - Available-for-Sale Securities by Major Security Type
(dollars in thousands)

	December 31, 2024
		Amounts Recorded in Accumulated Other Comprehensive Income
	Amortized Cost (1)	Unrealized Gains	Unrealized Losses	Fair Value
U.S. Treasury obligations	$5,811,806	$1,415	$(5,556)	$5,807,665
State housing-finance-agency obligations (HFA securities)	6,645	6	—	6,651
Supranational institutions	340,228	15	(2,891)	337,352
U.S. government-owned corporations	235,839	—	(14,070)	221,769
GSE	98,280	—	(3,666)	94,614
	6,492,798	1,436	(26,183)	6,468,051
Mortgage-backed securities (MBS)
U.S. government guaranteed – single-family	180,674	283	(1,905)	179,052
U.S. government guaranteed – multifamily	509,859	—	(45,036)	464,823
GSE – single-family	1,999,159	3,403	(49,409)	1,953,153
GSE – multifamily	7,609,663	8,800	(212,634)	7,405,829
	10,299,355	12,486	(308,984)	10,002,857
Total	$16,792,153	$13,922	$(335,167)	$16,470,908

	December 31, 2023
		Amounts Recorded in Accumulated Other Comprehensive Income
	Amortized Cost (1)	Unrealized Gains	Unrealized Losses	Fair Value
U.S. Treasury obligations	$5,684,157	$122	$(19,827)	$5,664,452
HFA securities	22,430	—	(625)	21,805
Supranational institutions	350,282	3	(3,910)	346,375
U.S. government-owned corporations	252,585	—	(17,394)	235,191
GSE	104,015	—	(4,594)	99,421
	6,413,469	125	(46,350)	6,367,244
MBS
U.S. government guaranteed – single-family	16,854	—	(2,421)	14,433
U.S. government guaranteed – multifamily	521,203	—	(43,527)	477,676
GSE – single-family	954,298	1,665	(51,507)	904,456
GSE – multifamily	7,779,173	3,517	(202,754)	7,579,936
	9,271,528	5,182	(300,209)	8,976,501
Total	$15,684,997	$5,307	$(346,559)	$15,343,745
_______________________
(1)    Amortized cost of available-for-sale securities includes adjustments made to the cost basis of an investment for accretion, amortization, collection of cash, and fair-value hedge accounting adjustments. Amortized cost excludes accrued interest receivable of $45.2 million and $46.7 million at December 31, 2024 and 2023, respectively.

Table 4.3 - Available-for-Sale Securities in a Continuous Unrealized Loss Position
(dollars in thousands)

	December 31, 2024
	Continuous Unrealized Loss Less than 12 Months		Continuous Unrealized Loss 12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury obligations	$464,479	$(140)	$3,153,111	$(5,416)	$3,617,590	$(5,556)
Supranational institutions	—	—	325,028	(2,891)	325,028	(2,891)
U.S. government-owned corporations	—	—	221,769	(14,070)	221,769	(14,070)
GSE	—	—	94,614	(3,666)	94,614	(3,666)
	464,479	(140)	3,794,522	(26,043)	4,259,001	(26,183)
MBS
U.S. government guaranteed – single-family	—	—	12,963	(1,905)	12,963	(1,905)
U.S. government guaranteed – multifamily	—	—	464,823	(45,036)	464,823	(45,036)
GSE – single-family	627,702	(1,598)	510,158	(47,811)	1,137,860	(49,409)
GSE – multifamily	828,243	(2,737)	5,237,505	(209,897)	6,065,748	(212,634)
	1,455,945	(4,335)	6,225,449	(304,649)	7,681,394	(308,984)
Total	$1,920,424	$(4,475)	$10,019,971	$(330,692)	$11,940,395	$(335,167)

	December 31, 2023
	Continuous Unrealized Loss Less than 12 Months		Continuous Unrealized Loss 12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury obligations	$1,865,124	$(1,405)	$3,319,996	$(18,422)	$5,185,120	$(19,827)
HFA securities	—	—	21,805	(625)	21,805	(625)
Supranational institutions	82,354	(188)	251,452	(3,722)	333,806	(3,910)
U.S. government-owned corporations	—	—	235,191	(17,394)	235,191	(17,394)
GSE	—	—	99,421	(4,594)	99,421	(4,594)
	1,947,478	(1,593)	3,927,865	(44,757)	5,875,343	(46,350)
MBS
U.S. government guaranteed – single-family	—	—	14,433	(2,421)	14,433	(2,421)
U.S. government guaranteed – multifamily	—	—	477,676	(43,527)	477,676	(43,527)
GSE – single-family	55,457	(117)	616,857	(51,390)	672,314	(51,507)
GSE – multifamily	1,238,598	(2,993)	5,299,421	(199,761)	6,538,019	(202,754)
	1,294,055	(3,110)	6,408,387	(297,099)	7,702,442	(300,209)
Total	$3,241,533	$(4,703)	$10,336,252	$(341,856)	$13,577,785	$(346,559)

Table 4.4 - Available-for-Sale Securities by Contractual Maturity
(dollars in thousands)

	December 31, 2024		December 31, 2023
Year of Maturity	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$1,803,427	$1,804,492	$13,820	$13,210
Due after one year through five years	4,393,367	4,385,160	6,082,462	6,058,571
Due after five years through 10 years	—	—	—	—
Due after 10 years	296,004	278,399	317,187	295,463
	6,492,798	6,468,051	6,413,469	6,367,244
MBS (1)	10,299,355	10,002,857	9,271,528	8,976,501
Total	$16,792,153	$16,470,908	$15,684,997	$15,343,745
_______________________
(1)    MBS are not presented by contractual maturity because their expected maturities will likely differ from contractual maturities since borrowers of the underlying loans may have the right to call or prepay obligations with or without call or prepayment fees.

Held-to-Maturity Securities

Table 4.5 - Held-to-Maturity Securities by Major Security Type
(dollars in thousands)

	December 31, 2024
	Amortized Cost(1)	Gross Unrecognized Holding Gains	Gross Unrecognized Holding Losses	Fair Value
MBS
U.S. government guaranteed – single-family	$2,738	$13	$—	$2,751
GSE – single-family	60,580	435	(569)	60,446
Total	$63,318	$448	$(569)	$63,197

	December 31, 2023
	Amortized Cost(1)	Gross Unrecognized Holding Gains	Gross Unrecognized Holding Losses	Fair Value
MBS
U.S. government guaranteed – single-family	$3,123	$19	$—	$3,142
GSE – single-family	75,782	366	(812)	75,336
Total	$78,905	$385	$(812)	$78,478
_______________________
(1)    Amortized cost of held-to-maturity securities includes adjustments made to the cost basis of an investment for accretion, amortization, and collection of cash. Amortized cost excludes accrued interest receivable of $359 thousand and $399 thousand at December 31, 2024 and 2023, respectively.

Sales of Available-for-Sale Securities and Held-to-Maturity Securities

During the years ended December 31, 2024 and December 31, 2022, we sold available-for-sale securities with an amortized cost of $72.9 million and $142.7 million and realized a net gain of $52 thousand and a net loss of $2 thousand, respectively.

During the year ended December 31, 2022, we sold held-to-maturity MBS with an amortized cost of $10.4 million and a realized gain of $20 thousand that had less than 15 percent of the acquired par value remaining at the time of the sale. Such sales are treated as maturities for the purposes of security classification. These sales do not impact our ability and intent to hold the remaining investments classified as held-to-maturity through their stated maturity dates.

Allowance for Credit Losses on Available-for-Sale Securities and Held-to-Maturity Securities

We evaluate available-for-sale and held-to-maturity investment securities for credit losses on a quarterly basis. Our available-for-sale and held-to-maturity securities are principally debt securities of the U.S. Treasury, GSEs, U.S. government-owned corporations, supranational institutions, state housing finance agency obligations, and MBS issued by Government National Mortgage Association (Ginnie Mae), Federal Home Loan Mortgage Corporation (Freddie Mac), and Federal National Mortgage Association (Fannie Mae) that are backed by single-family or multifamily mortgage loans. We only purchase investment-grade securities. At December 31, 2024 and 2023, all available-for-sale securities and held-to-maturity securities were rated double-A, or above, by an NRSRO, based on the lowest long-term credit rating for each security.

We evaluate individual available-for-sale securities for impairment by comparing the security’s fair value to its amortized cost. Impairment may exist when the fair value of the investment is less than its amortized cost (i.e. in an unrealized loss position). At December 31, 2024 and 2023, certain available-for-sale securities were in an unrealized loss position. These losses are considered temporary as we expect to recover the entire amortized cost basis on these available-for-sale investment securities and we neither intend to sell these securities nor do we consider it more likely than not that we will be required to sell these securities before the anticipated recovery of each security's remaining amortized cost basis. Further, we have not experienced any material payment defaults on the instruments.

We evaluate held-to-maturity securities for impairment on a collective or pooled basis unless an individual assessment is deemed necessary because the securities do not possess similar risk characteristics. We have not experienced and do not anticipate any payment defaults on these securities.

Based on our assessment of the credit worthiness of the issuers or guarantors, no allowance for credit losses was recorded on available-for-sale securities or held-to-maturity securities at December 31, 2024 and 2023.

Note 5 — Advances

General Terms. We offer a wide range of fixed- and variable-rate advance products with different maturities, interest rates, payment characteristics, and optionality. Advances have maturities ranging from one day to 30 years or longer with the approval of our credit committee. At both December 31, 2024 and 2023, we had advances outstanding with interest rates ranging from 0.00 percent to 6.23 percent.

Table 5.1 - Advances Outstanding by Year of Contractual Maturity
(dollars in thousands)

	December 31, 2024		December 31, 2023
	Amount	Weighted Average Rate	Amount	Weighted Average Rate
Overdrawn demand-deposit accounts	$4,709	4.73%	$5,909	5.76%
Due in one year or less	30,382,356	4.54	21,829,742	5.25
Due after one year through two years	4,110,784	4.08	9,069,939	4.53
Due after two years through three years	3,216,983	4.22	3,306,934	4.02
Due after three years through four years	3,551,070	3.59	2,295,317	4.37
Due after four years through five years	2,288,069	3.80	3,905,361	3.52
Due after five years through fifteen years	1,694,930	3.40	1,601,794	3.26
Thereafter	43,325	1.85	51,660	1.72
Total par value	45,292,226	4.32%	42,066,656	4.71%
Discounts	(38,695)		(37,289)
Fair value of bifurcated derivatives (1)	—		790
Fair value hedging adjustments	(90,356)		(71,574)
Total (2)	$45,163,175		$41,958,583
_________________________
(1)    At December 31, 2023, we had certain advances with embedded features that met the requirements to be separated from the host contract and designated those embedded features as stand-alone derivatives.
(2)    Excludes accrued interest receivable of $188.6 million and $115.0 million at December 31, 2024 and 2023, respectively.

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

Table 5.2 - Advances Outstanding by Year of Contractual Maturity or Next Call Date
(dollars in thousands)

	December 31, 2024	December 31, 2023
Overdrawn demand-deposit accounts	$4,709	$5,909
Due in one year or less	31,664,678	26,546,662
Due after one year through two years	3,739,220	5,272,439
Due after two years through three years	2,602,744	2,989,434
Due after three years through four years	3,478,578	1,711,697
Due after four years through five years	2,158,154	3,887,061
Due after five years through fifteen years	1,600,818	1,601,794
Thereafter	43,325	51,660
Total par value	$45,292,226	$42,066,656

We currently hold putable advances that provide us with the right to require repayment prior to maturity of the advance (and thereby extinguish the advance) on predetermined exercise dates (put dates). Generally, we would exercise the put options when interest rates increase relative to contractual rates.

Table 5.3 - Advances Outstanding by Year of Contractual Maturity or Next Put Date
(dollars in thousands)

	December 31, 2024	December 31, 2023
Overdrawn demand-deposit accounts	$4,709	$5,909
Due in one year or less	37,096,726	27,338,812
Due after one year through two years	2,686,484	8,472,939
Due after two years through three years	1,886,413	1,996,364
Due after three years through four years	2,175,570	1,447,317
Due after four years through five years	579,569	1,955,361
Due after five years through fifteen years	819,430	798,294
Thereafter	43,325	51,660
Total par value	$45,292,226	$42,066,656

Table 5.4 - Advances by Current Interest Rate Terms
(dollars in thousands)

	December 31, 2024	December 31, 2023
Fixed-rate
Due in one year or less	$19,621,656	$20,896,467
Due after one year	13,585,791	15,434,085
Total fixed-rate	33,207,447	36,330,552

Variable-rate
Due in one year or less	10,765,409	939,184
Due after one year	1,319,370	4,796,920
Total variable-rate	12,084,779	5,736,104
Total par value	$45,292,226	$42,066,656

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

Residential mortgage loans are the principal form of collateral for advances. The estimated value of the collateral pledged to secure each borrower's credit products is calculated by applying collateral discounts, or haircuts, to the market value or par value of the collateral, as applicable. We require all borrowers that pledge securities collateral to place physical possession of such securities collateral with our safekeeping agent, the borrower's approved designated agent, or the borrower's securities corporation, subject to a control agreement giving us appropriate control over such collateral. In addition, community financial institutions are eligible to use expanded statutory collateral provisions for small-business and agriculture loans. The Bank has a lien on and holds the stock of a member in the Bank as further collateral security for all indebtedness of the member to the Bank. Collateral arrangements may vary depending upon borrower credit quality, financial condition, performance, borrowing capacity, the type of member, collateral availability, and our overall credit exposure to the borrower. We can call for additional or substitute collateral to further safeguard our security interest. We also have policies and procedures for validating the reasonableness of our collateral valuations. In addition, we perform collateral verifications based on the risk profile of the borrower and other considerations. We believe that these policies effectively manage our credit risk from advances.

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

The Bank’s decision to lend is based principally on our analysis of each borrower’s financial condition and outlook, though we consider payment status as well as the types and level of collateral as additional factors. At December 31, 2024, and December 31, 2023, we had rights to collateral, on a borrower-by-borrower basis, with an estimated value greater than our outstanding extensions of credit.

We continue to evaluate and make changes to our collateral guidelines based on market conditions. At December 31, 2024 and December 31, 2023, none of our advances were past due, on nonaccrual status, or considered impaired. In addition, there were no modifications for borrowers experiencing financial difficulties related to advances during the years ended December 31, 2024 and 2023.

Based upon the collateral held as security, our credit extension and collateral policies, management's credit analysis, and the repayment history on advances, we have not recorded any allowance for credit losses on our advances at December 31, 2024 and December 31, 2023.

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

Table 5.5 - Advances Prepayment Fees
(dollars in thousands)

	For the Year Ended December 31,
	2024	2023	2022
Prepayment fees received from borrowers	$435	$135	$1,726
Hedging fair-value adjustments on prepaid advances	489	733	1,280
Net discounts associated with prepaid advances	—	—	303
Advance prepayment fees recognized in income, net	$924	$868	$3,309

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

Table 6.1 - Mortgage Loans Held for Portfolio
(dollars in thousands)

	December 31, 2024	December 31, 2023
Real estate
Fixed-rate 15-year single-family mortgages	$158,349	$192,104
Fixed-rate 20- and 30-year single-family mortgages	3,485,188	2,831,319
Premiums	44,801	39,990
Discounts	(5,921)	(2,222)
Deferred derivative (losses) gains, net	(1,067)	140
Total mortgage loans held for portfolio(1)	3,681,350	3,061,331
Less: allowance for credit losses	(2,200)	(2,000)
Total mortgage loans, net of allowance for credit losses	$3,679,150	$3,059,331
________________________
(1)    Excludes accrued interest receivable of $23.8 million and $17.8 million at December 31, 2024, and December 31, 2023, respectively.

Table 6.2 - Mortgage Loans Held for Portfolio by Collateral/Guarantee Type
(dollars in thousands)

	December 31, 2024	December 31, 2023
Conventional mortgage loans	$3,509,254	$2,877,109
Government mortgage loans	134,283	146,314
Total par value	$3,643,537	$3,023,423

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

For loans in which we buy or sell participations from or to other FHLBanks that participate in the MPF Program (MPF Banks), the amount of the first-loss account remaining to absorb losses for loans that we own is partly dependent on the percentage of our participation in such loans. Assuming losses occur on a proportional basis between loans that we own and loans owned by other MPF Banks, at December 31, 2024 and 2023, the amount of first-loss account remaining for losses allocable to us was $36.8 million and $33.5 million, respectively.

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

Payment Status of Mortgage Loans. Payment status is a key credit quality indicator for conventional mortgage loans and allows us to monitor borrower performance. A past due loan is one for which the borrower has failed to make a full payment of principal and interest within 30 days of its due date. Other delinquency statistics include nonaccrual loans and loans in process of foreclosure. Tables 6.3 and 6.4 present the payment status for conventional mortgage loans and other delinquency statistics for all mortgage loans at December 31, 2024 and 2023.

Table 6.3 - Credit Quality Indicator for Conventional Mortgage Loans
(dollars in thousands)

	December 31, 2024
	Year of Origination
Payment Status at Amortized Cost(1)	Prior to 2020	2020 to 2024	Total
Past due 30-59 days delinquent	$18,396	$6,605	$25,001
Past due 60-89 days delinquent	4,808	1,851	6,659
Past due 90 days or more delinquent	5,419	692	6,111
Total past due	28,623	9,148	37,771
Total current loans	1,279,577	2,227,402	3,506,979
Total conventional mortgage loans	$1,308,200	$2,236,550	$3,544,750

	December 31, 2023
	Year of Origination
Payment Status at Amortized Cost(1)	Prior to 2019	2019 to 2023	Total
Past due 30-59 days delinquent	$9,392	$5,630	$15,022
Past due 60-89 days delinquent	3,068	1,694	4,762
Past due 90 days or more delinquent	6,841	889	7,730
Total past due	19,301	8,213	27,514
Total current loans	1,169,734	1,715,134	2,884,868
Total conventional mortgage loans	$1,189,035	$1,723,347	$2,912,382
_________________________
(1)    Amortized cost excludes accrued interest receivable.

Table 6.4 - Other Delinquency Statistics of Mortgage Loans
(dollars in thousands)

	December 31, 2024
	Amortized Cost in Conventional Mortgage Loans	Amortized Cost in Government Mortgage Loans	Total
In process of foreclosure (1)	$1,144	$771	$1,915
Serious delinquency rate (2)	0.17%	1.51%	0.22%
Past due 90 days or more still accruing interest	$—	$2,060	$2,060
Loans on nonaccrual status (3)	$6,111	$—	$6,111

	December 31, 2023
	Amortized Cost in Conventional Mortgage Loans	Amortized Cost in Government Mortgage Loans	Total
In process of foreclosure (1)	$1,742	$623	$2,365
Serious delinquency rate (2)	0.27%	0.94%	0.30%
Past due 90 days or more still accruing interest	$—	$1,356	$1,356
Loans on nonaccrual status (3)	$7,913	$—	$7,913
_______________________
(1)    Includes loans where the decision of foreclosure or similar alternative such as pursuit of deed-in-lieu of foreclosure has been reported.
(2)    Loans that are 90 days or more past due or in the process of foreclosure expressed as a percentage of the amortized cost of the total loan portfolio class.
(3)    As of December 31, 2024 and 2023, $3.2 million and $4.3 million, respectively, of conventional mortgage loans on nonaccrual status did not have an associated allowance for credit losses because either these loans were charged off or the fair value of the underlying collateral, including any credit enhancements, is greater than the amortized cost of the loans.

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

Table 6.5 presents a roll forward of the allowance for credit losses on conventional mortgage loans for the years ended December 31, 2024, 2023, and 2022.

Table 6.5 - Allowance for Credit Losses on Conventional Mortgage Loans
(dollars in thousands)

	For the Year Ended December 31,
	2024	2023	2022
Allowance for credit losses (1)
Balance, beginning of period	$2,000	$1,900	$1,700
Net recoveries	4	23	29
Provision for credit losses	196	77	171
Balance, end of period	$2,200	$2,000	$1,900
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

Any losses incurred on these loans that are not recovered from the insurer or guarantor are absorbed by the related servicer. Therefore, we only have credit risk for these loans if the servicer fails to pay for losses not covered by insurance or guarantees, but in such instances, we will have recourse against the servicer for such failure. Due to government guarantees or insurance on our government loans, there is no allowance for credit losses for the government mortgage loan portfolio as of December 31, 2024 and 2023. Additionally, government mortgage loans are not placed on nonaccrual status due to the government guarantee or insurance on these loans and the contractual obligation of the loan servicers to repurchase their related loans when certain criteria are met.

Note 7 — Derivatives and Hedging Activities

Nature of Business Activity

We are exposed to interest-rate risk primarily from the effects of interest-rate changes on interest-earning assets and interest-bearing liabilities that finance these assets. The goal of our interest-rate risk-management strategy is to manage interest-rate risk within appropriate limits. As part of our effort to mitigate the risk of loss, we have established policies and procedures, including guidelines on the amount of exposure to interest-rate changes we will accept. In addition, we monitor the risk to our interest income, net interest margin, and average maturity of interest-earning assets and interest-bearing liabilities.

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

We transact all derivatives with counterparties who are major banks or securities firms, and in a few instances, with their affiliates with unconditional guarantees provided by the respective major bank or securities firm. Some of these derivative counterparties and their affiliates buy, sell, and distribute COs. Derivative transactions may be either over-the-counter with a counterparty (uncleared derivatives) or cleared through a futures commission merchant (clearing member) with a DCO as the counterparty (cleared derivatives).

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

Table 7.1 - Fair Value of Derivative Instruments
(dollars in thousands)

	December 31, 2024			December 31, 2023
	Notional Amount of Derivatives	Derivative Assets	Derivative Liabilities	Notional Amount of Derivatives	Derivative Assets	Derivative Liabilities
Derivatives designated as hedging instruments
Interest-rate swaps	$46,232,807	$59,871	$(651,429)	$51,587,480	$77,093	$(1,009,217)
Forward-start interest-rate swaps	741,000	224	—	1,391,000	254	(170)
Total derivatives designated as hedging instruments	46,973,807	60,095	(651,429)	52,978,480	77,347	(1,009,387)

Derivatives not designated as hedging instruments
Interest-rate swaps	2,987,274	—	(32)	90,000	—	(729)
Mortgage-delivery commitments (1)	32,729	8	(108)	29,995	290	—
Total derivatives not designated as hedging instruments	3,020,003	8	(140)	119,995	290	(729)
Total notional amount of derivatives	$49,993,810			$53,098,475
Total derivatives before netting and collateral adjustments		60,103	(651,569)		77,637	(1,010,116)
Netting adjustments and cash collateral, including related accrued interest (2)		241,770	646,823		305,436	1,007,099
Derivative assets and derivative liabilities		$301,873	$(4,746)		$383,073	$(3,017)
_______________________
(1)    Mortgage-delivery commitments are classified as derivatives with changes in fair value recorded in other income.
(2)    Amounts represent the effect of master-netting agreements intended to allow us to settle positive and negative positions with the same counterparty. Cash collateral posted, including accrued interest, was $898.0 million and $1.3 billion at December 31, 2024 and 2023, respectively. The change in cash collateral posted is included in the net change in interest-bearing deposits in the statement of cash flows. Cash collateral received, including accrued interest, was $9.4 million and $3.8 million at December 31, 2024 and 2023.

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

Table 7.2 - Net Gains (Losses) on Fair Value Hedging Relationships
(dollars in thousands)

	For the Year Ended December 31, 2024
	Advances	Available-for-sale Securities	CO Bonds
Total interest income (expense) presented on the statements of operations	$2,141,419	$936,312	$(2,159,454)

Gains (losses) on fair value hedging relationships
Changes in fair value:
Derivatives	$22,499	$(63,501)	$305,523
Hedged items	(20,258)	68,710	(307,071)
Net changes in fair value before price alignment interest	2,241	5,209	(1,548)
Price alignment interest(1)	(5,535)	(48,771)	1,482
Net interest settlements on derivatives(2)(3)	211,453	465,397	(580,642)
Net gains (losses) on qualifying hedging relationships	208,159	421,835	(580,708)
Amortization/accretion of discontinued hedging relationships	(880)	2,035	6,430
Net gains (losses) on derivatives and hedging activities recorded in net interest income	$207,279	$423,870	$(574,278)

	For the Year Ended December 31, 2023
	Advances	Available-for-sale Securities	CO Bonds
Total interest income (expense) presented on the statements of operations	$2,112,864	$793,846	$(1,837,365)

Gains (losses) on fair value hedging relationships
Changes in fair value:
Derivatives	$(126,844)	$(314,934)	$490,730
Hedged items	123,385	303,057	(489,360)
Net changes in fair value before price alignment interest	(3,459)	(11,877)	1,370
Price alignment interest(1)	(8,267)	(51,573)	1,505
Net interest settlements on derivatives(2)(3)	181,022	465,478	(639,270)
Net gains (losses) on qualifying hedging relationships	169,296	402,028	(636,395)
Amortization/accretion of discontinued hedging relationships	(1,701)	—	(2,100)
Net gains (losses) on derivatives and hedging activities recorded in net interest income	$167,595	$402,028	$(638,495)

	For the Year Ended December 31, 2022
	Advances	Available-for-sale Securities	CO Bonds
Total interest income (expense) presented on the statements of operations	$631,838	$354,512	$(591,546)

Gains (losses) on fair value hedging relationships
Changes in fair value:
Derivatives	$209,234	$1,438,662	$(1,206,071)
Hedged items	(206,017)	(1,397,528)	1,207,056
Net changes in fair value before price alignment interest	3,217	41,134	985
Price alignment interest(1)	(2,285)	(12,540)	391
Net interest settlements on derivatives(2)(3)	7,704	33,981	(114,582)
Net gains (losses) on qualifying hedging relationships	8,636	62,575	(113,206)
Amortization/accretion of discontinued hedging relationships	(990)	—	2,045
Net gains (losses) on derivatives and hedging activities recorded in net interest income	$7,646	$62,575	$(111,161)
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

Table 7.3 presents the net gains (losses) on qualifying cash flow hedging relationships.

Table 7.3 - Net (Losses) Gains on Cash Flow Hedging Relationships
(dollars in thousands)

	For the Year Ended December 31,
	2024	2023	2022
Forward-start interest rate swaps - CO Bonds
Gains (losses) reclassified from accumulated other comprehensive loss into interest expense	$2,280	$(4,422)	$(5,539)
Gains (losses) recognized in other comprehensive income	20,842	(940)	63,235

For the years ended December 31, 2024 and 2023, there were no reclassifications from accumulated other comprehensive income into earnings as a result of the discontinuance of cash-flow hedges because the original forecasted transactions were not expected to occur by the end of the originally specified period or within a two-month period thereafter. As of December 31, 2024, the maximum length of time over which we are hedging our exposure to the variability in future cash flows for forecasted transactions is six years.

As of December 31, 2024, the amount of deferred net losses on derivatives accumulated in other comprehensive income related to cash flow hedges expected to be reclassified to earnings during the next 12 months is $11.7 million.

Table 7.4 - Cumulative Basis Adjustments for Fair-Value Hedges
(dollars in thousands)

	December 31, 2024
Line Item in Statement of Condition	Amortized Cost of Hedged Asset/ Liability(1)	Basis Adjustments for Active Hedging Relationships Included in Amortized Cost	Basis Adjustments for Discontinued Hedging Relationships Included in Amortized Cost	Cumulative Amount of Fair Value Hedging Basis Adjustments
Advances	$12,066,732	$(95,339)	$4,983	$(90,356)
Available-for-sale securities	10,884,883	(615,377)	(200,815)	(816,192)
Consolidated obligation bonds	21,723,851	(587,032)	25,173	(561,859)
_______________________
(1)    Includes only the amortized cost of hedged items in active fair-value hedging relationships.

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

Table 7.5 - Impact of Variation Margin for Cleared Derivatives on the Statement of Cash Flows
(dollars in thousands)

	Increase (decrease) on Cash Flow Statement
	For the Year Ended December 31,
	2024	2023	2022
Operating activity - net change in derivatives and hedging activities	$(362,286)	$(161,627)	$1,633,293
Financing activity - net receipts on derivatives with a financing element	32,598	16,926	161,289
Total variation margin (paid) received on cleared derivatives	$(329,688)	$(144,701)	$1,794,582

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

Uncleared Derivatives. All counterparties must execute master-netting agreements prior to entering into any uncleared derivative with us. Our master-netting agreements for uncleared derivatives contain bilateral-collateral exchange agreements that require that credit exposure be secured by readily marketable U.S. Treasury, U.S. Government-guaranteed, or GSE securities, or cash. Credit exposures are measured daily and adjustments to collateral positions are made in accordance with the terms of the master-netting agreements. These master-netting agreements also contain bilateral ratings-tied termination events permitting us to terminate all outstanding derivatives transactions with a counterparty in the event of a specified rating downgrade by Moody's or S&P.

We execute uncleared derivatives with nonmember counterparties rated in at least the third-highest internal rating category on a scale of FHFA-1 through FHFA-7 at the time of the transaction, although risk-reducing trades may be permitted for counterparties whose ratings have fallen below these ratings. The internal rating scale of FHFA-1 through FHFA-7 reflects progressively lower credit quality, with FHFA-1 through FHFA-4 considered to be investment quality. Some of these counterparties or their affiliates buy, sell, and distribute COs. See Note 9 — Consolidated Obligations for additional information.

Uncleared derivative transactions entered on or after September 1, 2022, are subject to two-way initial margin requirements as mandated by the Wall Street Reform and Consumer Protection Act, if the aggregate uncleared derivative transaction exposure to a counterparty exceeds a specified threshold. The initial margin is required to be held at a third-party custodian and does not change ownership. Rather, the party in respect of which the initial margin has been posted to the third-party custodian will have a security interest in the amount of initial margin required under the uncleared margin regulations but can only take ownership upon the occurrence of certain events, including its counterparty's event of default due to bankruptcy, insolvency, or similar proceeding. As of December 31, 2024, none of our aggregate uncleared derivative transaction exposures with any of our counterparties exceeded the specified delivery thresholds for initial margin.

Based on credit analyses and collateral requirements, we do not anticipate any credit losses on our uncleared derivative agreements.

Derivatives that we use containing any optionality are not currently eligible for clearing. Accordingly, such derivatives, including the derivatives used to hedge issuance of callable CO bonds, are executed with our uncleared derivatives counterparties. Certain of our uncleared derivatives master-netting agreements contain provisions that require us to post additional collateral with our uncleared derivatives counterparties if our credit rating is lowered to a certain level by Moody's Investors Service Inc. (Moody's) or Standard & Poor's Financial Services LLC (S&P). In the event of a split between such credit ratings, the lower rating governs. The aggregate fair value of all uncleared derivatives with these provisions that were in a net-liability position (before cash collateral and related accrued interest) at December 31, 2024, was $603.9 million for which we had delivered collateral with a post-haircut value of $595.5 million in accordance with the terms of the master-netting agreements. Securities collateral is subject to valuation haircuts in accordance with the terms of the master-netting arrangements. Table 7.6 sets forth the post-haircut value of incremental collateral that certain uncleared derivatives counterparties could have required us to deliver based on incremental credit rating downgrades at December 31, 2024.

Table 7.6 - Post Haircut Value of Incremental Collateral to be Delivered as of December 31, 2024
(dollars in thousands)

Ratings Downgrade (1)
From	To	Incremental Collateral
AA+	AA or AA-	$—
AA-	A+, A or A-	—
A-	below A-	61,649
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

We have analyzed the rights, rules, and regulations governing our cleared and uncleared derivatives and determined that those rights, rules, and regulations should result in a net claim with each of our counterparties (which, in the context of cleared derivatives is through each of our clearing members with the related DCO) upon an event of default of our counterparty (solely in the case of uncleared derivatives) or the bankruptcy, insolvency, or a similar proceeding involving our counterparty (and/or one of our clearing members, in the case of cleared derivatives). For this purpose, "net claim" generally means a single net amount reflecting the aggregation of all amounts owed by us to the relevant counterparty and payable to us from the relevant counterparty.

Table 7.7 presents separately the fair value of derivatives that are subject to netting due to a legal right of offset based on the terms of our master netting arrangements or similar agreements as of December 31, 2024, and December 31, 2023, which includes cleared and uncleared interest rate swaps, and the fair value of derivatives that are not subject to such netting, which includes mortgage delivery commitments and CO bond firm commitments. Derivatives subject to netting include any related cash collateral received from or pledged to counterparties.

Table 7.7 - Netting of Derivative Assets and Derivative Liabilities
(dollars in thousands)

	December 31, 2024
	Derivative Instruments Meeting Netting Requirements
	Gross Recognized Amount	Gross Amounts of Netting Adjustments and Cash Collateral	Derivative Instruments Not Meeting Netting Requirements	Total Derivative Assets and Total Derivative Liabilities
Derivative Assets
Interest-rate swaps
Uncleared	$56,360	$(55,375)		$985
Cleared	3,735	297,145		300,880
Mortgage delivery commitments			$8	8
Total				$301,873

Derivative Liabilities
Interest-rate swaps
Uncleared	$(651,106)	$646,468		$(4,638)
Cleared	(355)	355		—
Mortgage delivery commitments			$(108)	(108)
Total				$(4,746)

	December 31, 2023
	Derivative Instruments Meeting Netting Requirements
	Gross Recognized Amount	Gross Amounts of Netting Adjustments and Cash Collateral	Derivative Instruments Not Meeting Netting Requirements	Total Derivative Assets and Total Derivative Liabilities
Derivative Assets
Interest-rate swaps
Uncleared	$72,517	$(69,838)		$2,679
Cleared	4,830	375,274		380,104
Mortgage delivery commitment			$290	290
Total				$383,073

Derivative Liabilities
Interest-rate swaps
Uncleared	$(997,974)	$994,957		$(3,017)
Cleared	(12,142)	12,142		—
Total				$(3,017)

Note 8 — Deposits

We offer demand and overnight deposits for members and qualifying nonmembers. Members that service mortgage loans may deposit funds collected in connection with mortgage loans pending disbursement of such funds, which we classify as "other" in the following table.

Deposits classified as demand, overnight, and other pay interest based on a daily interest rate. The average interest rate paid on average deposits during 2024 and 2023 was 4.46 percent and 4.36 percent, respectively.

Table 8.1 - Deposits
(dollars in thousands)

	December 31, 2024	December 31, 2023
Interest-bearing
Demand and overnight	$842,062	$896,005
Noninterest-bearing
Other	35,019	26,874
Total deposits	$877,081	$922,879

None of the deposits are federally insured.

Note 9 — Consolidated Obligations

COs consist of CO bonds and CO discount notes. CO bonds may be issued to raise short-, intermediate-, and long-term funds and are not subject to any statutory or regulatory limits on maturity. CO discount notes are issued to raise short-term funds and have original maturities of up to one year. These notes sell at less than their face amount and are redeemed at par value when they mature.

Although we are primarily liable for the portion of COs issued for which we received issuance proceeds, we are also jointly and severally liable with the other FHLBanks for the payment of principal and interest on all COs. The FHFA, at its discretion, may require any FHLBank to make principal or interest payments due on any CO whether or not the CO represents a primary liability of such FHLBank. Although an FHLBank has never paid the principal or interest payments due on a CO on behalf of another FHLBank, if that event should occur, FHFA regulations provide that the paying FHLBank is entitled to reimbursement from the noncomplying FHLBank for any payments made on its behalf and other associated costs, including interest to be determined by the FHFA. If, however, the FHFA determines that the noncomplying FHLBank is unable to satisfy its repayment obligations, the FHFA may allocate the outstanding liabilities of the noncomplying FHLBank among the remaining FHLBanks on a pro rata basis in proportion to each FHLBank's participation in all COs outstanding or in any other manner it may determine to ensure that the FHLBanks operate in a safe and sound manner. See Note 15 – Commitments and Contingencies for additional information regarding the FHLBanks' joint and several liability.

The par values of the FHLBanks' outstanding COs, including COs on which other FHLBanks are primarily liable, were $1.2 trillion at both December 31, 2024 and 2023, respectively. Regulations require each FHLBank to maintain unpledged qualifying assets equal to outstanding COs for which it is primarily liable. Such qualifying assets include cash; secured advances; obligations of or fully guaranteed by the U.S.; obligations, participations, or other instruments of or issued by Fannie Mae or Ginnie Mae; mortgages, obligations, or other securities which are or ever have been sold by Freddie Mac; and such securities as fiduciary and trust funds may invest in under the laws of the state in which the FHLBank is located. Any assets subject to a lien or pledge for the benefit of holders of any issues of COs are treated as if they were free from lien or pledge for purposes of compliance with these regulations.

CO Bonds.

Table 9.1 - CO Bonds Outstanding by Contractual Maturity
(dollars in thousands)

	December 31, 2024		December 31, 2023
	Amount	Weighted Average Rate (1)	Amount	Weighted Average Rate (1)
Due in one year or less	$27,884,310	4.08%	$17,841,615	4.27%
Due after one year through two years	7,948,755	2.15	7,476,350	2.86
Due after two years through three years	3,545,350	3.31	7,014,955	1.76
Due after three years through four years	3,889,675	3.40	2,854,250	2.94
Due after four years through five years	2,151,145	4.10	2,712,400	2.94
Thereafter	3,322,820	3.45	3,193,305	2.95
Total par value	48,742,055	3.62%	41,092,875	3.30%
Premiums	24,852		32,419
Discounts	(12,877)		(14,451)
Hedging adjustments	(561,859)		(862,100)
Total	$48,192,171		$40,248,743
_______________________
(1)    The CO bonds' weighted-average rate excludes concession fees.

CO bonds outstanding were issued with either fixed-rate or variable-rate coupon-payment terms that may use a variety of indices for interest-rate resets, such as SOFR. To meet the expected specific needs of certain investors in CO bonds, both fixed-rate and variable-rate CO bonds may contain features which may result in complex coupon-payment terms and call options. When these CO bonds are issued, we may enter into derivatives containing features that offset the terms and embedded options, if any, of the CO bonds.

Table 9.2 - CO Bonds Outstanding by Early Redemption Feature
(dollars in thousands)

	December 31, 2024	December 31, 2023
Noncallable and nonputable	$30,786,555	$18,882,235
Callable	17,955,500	22,210,640
Total par value	$48,742,055	$41,092,875

Table 9.3 - CO Bonds Outstanding by Contractual Maturity or Next Call Date
(dollars in thousands)

	December 31, 2024	December 31, 2023
Due in one year or less	$39,328,810	$30,900,615
Due after one year through two years	3,976,755	4,203,850
Due after two years through three years	1,639,850	2,487,955
Due after three years through four years	2,024,675	852,750
Due after four years through five years	346,145	1,171,400
Thereafter	1,425,820	1,476,305
Total par value	$48,742,055	$41,092,875

Table 9.4 - CO Bonds by Interest Rate-Payment Type
(dollars in thousands)

	December 31, 2024	December 31, 2023
Fixed-rate	$29,530,555	$32,454,235
Simple variable-rate	14,194,500	3,012,500
Step-up (1)	5,017,000	5,626,140
Total par value	$48,742,055	$41,092,875
_______________________
(1)    Step-up bonds pay interest at increasing fixed rates for specified intervals over the life of the CO bond and can be called at our option on the step-up dates.

CO Discount Notes. Outstanding CO discount notes for which we were primarily liable, all of which are due within one year, were as follows:

Table 9.5 - CO Discount Notes Outstanding
(dollars in thousands)

	Book Value	Par Value	Weighted Average Rate (1)
December 31, 2024	$18,546,504	$18,661,769	4.49%
December 31, 2023	$22,000,546	$22,150,970	5.31%
_______________________
(1)    CO discount notes' weighted-average rate represents a yield to maturity excluding concession fees.

Note 10 — Affordable Housing Program and Discretionary Contributions

The FHLBank Act requires each FHLBank to establish and maintain an AHP to provide direct grants or below-market interest-rate subsidies on advances (AHP advances). These funds are intended to assist in the purchase, construction, or rehabilitation of housing for very low, low-, or moderate-income households with incomes at or below 80 percent of area median income. Each FHLBank recognizes AHP assessment expense at least equal to the greater of 10 percent of its previous year's net income before interest expense associated with mandatorily redeemable capital stock and the assessment for AHP (AHP earnings), or the prorated sum required to ensure the aggregate contribution by the FHLBanks is no less than $100 million for each year. We accrue this expense monthly based on our AHP earnings, and the accruals are accumulated into our AHP payable account.

If we experience a net loss during a quarter, but still have AHP earnings for the year, our obligation to the AHP would be calculated based on our AHP earnings for that calendar year. In annual periods where our AHP earnings are zero or less, our required AHP assessment is zero since our required annual contribution is limited to our annual AHP earnings. If the result of the aggregate 10 percent calculation described above is less than $100 million for all the FHLBanks, then each FHLBank would be required to contribute such prorated sums as may be required to ensure that the aggregate contributions by the FHLBanks equals $100 million. The proration would be made on the basis of the income of the FHLBanks for the year, except that the required annual AHP contribution for an FHLBank cannot exceed its AHP earnings for the year pursuant to an FHFA regulation. Each FHLBank's required annual AHP contribution is limited to its annual net earnings. There was no shortfall, as described above, in 2024, 2023, or 2022. If an FHLBank is experiencing financial instability and finds that its required AHP contributions are contributing to the financial instability, the FHLBank may apply to the FHFA for a temporary suspension of its contributions. We did not make such an application in 2024, 2023, or 2022.

At our discretion, we may allocate up to 35 percent of the AHP assessment to one or more homeownership set-aside programs. We have elected to allocate 20 percent of the 2024 AHP assessment to our Equity Builder Program (EBP) homeownership assistance program.

In addition to the statutory AHP assessment, we may make voluntary contributions to the AHP or other housing and community investment subsidy programs. The income statement effects of our voluntary contributions reduce net income before assessments which, in turn, reduces the statutory AHP assessment each year. As such, we have committed to make supplemental voluntary contributions to the AHP by an amount that equals what the statutory assessment would be in the absence of these effects. Statutory AHP assessments and all voluntary contributions to the AHP are recorded in the AHP liability on the statements of condition. Statutory AHP assessments accrued in the current year are primarily awarded in the subsequent year and may be disbursed over several years. The AHP liability is reduced as subsidies are awarded in the form of direct grants or advance rate subsidies for projects to acquire, build, or rehabilitate housing or as homeownership assistance grants provided through our members via EBP.

Table 10.1 - AHP Liability
(dollars in thousands)

	For the Year Ended December 31,
	2024	2023	2022
Balance at beginning of year	$87,164	$76,622	$70,503
AHP expense for the period	32,322	28,648	20,521
AHP voluntary contribution	2,767	2,000	5,479
AHP direct grant disbursements	(17,259)	(16,144)	(17,683)
AHP subsidy for AHP advance disbursements	(998)	(3,965)	(3,155)
Return of previously disbursed grants and subsidies	304	3	957
Balance at end of period	$104,300	$87,164	$76,622

Other discretionary housing and community investment programs consist of grants and subsidies to support other housing and community investment initiatives (non-AHP) and are recorded in other liabilities in the statement of condition.

Table 10.2 - Discretionary Housing and Community Investments Liability
(dollars in thousands)

	For the Year Ended December 31,
	2024	2023	2022
Balance at beginning of period	$—	$—	$—
Discretionary housing and community investment expense for the period	24,906	12,928	5,975
Direct grant disbursements	(14,807)	(7,600)	(2,900)
Subsidy for advance disbursements	(7,709)	(5,328)	(3,075)
Balance at end of period	$2,390	$—	$—

Note 11 — Capital

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

The FHFA has authority to require us to maintain greater minimum capital levels than are required based on FHFA rules and regulations.

Table 11.1 - Regulatory Capital Requirements
(dollars in thousands)

	December 31, 2024		December 31, 2023
	Required	Actual	Required	Actual
Risk-based capital	$640,669	$4,112,953	$628,052	$3,839,236

Regulatory capital	$2,879,719	$4,112,953	$2,685,691	$3,839,236
Capital-to-asset ratio	4.0%	5.7%	4.0%	5.7%

Leverage capital	$3,599,648	$6,169,430	$3,357,114	$5,758,854
Leverage capital-to-assets ratio	5.0%	8.6%	5.0%	8.6%

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

Mandatorily Redeemable Capital Stock. We will reclassify capital stock subject to redemption from equity to liability once a member exercises a written notice of redemption, gives notice of intent to withdraw from membership, or attains nonmember status by merger or acquisition, charter termination, or involuntary termination from membership. Dividends related to capital stock classified as a liability are accrued at the expected dividend rate and reported as interest expense in the statement of operations. If a member cancels its written notice of redemption or notice of withdrawal, we will reclassify mandatorily redeemable capital stock from a liability to equity. After the reclassification to equity, dividends on the capital stock would no longer be classified as interest expense.

For the years ended December 31, 2024, 2023, and 2022, dividends on mandatorily redeemable capital stock of $440 thousand, $545 thousand, and $474 thousand, respectively, were recorded as interest expense.

Table 11.2 - Mandatorily Redeemable Capital Stock
(dollars in thousands)

	2024	2023	2022
Balance at beginning of year	$6,083	$10,290	$13,562
Capital stock subject to mandatory redemption reclassified from capital	—	2,096	8,961
Redemption/repurchase of mandatorily redeemable capital stock	(997)	(6,303)	(12,233)
Balance at end of year	$5,086	$6,083	$10,290

The number of stockholders holding mandatorily redeemable capital stock was 12, 14, and 11 at December 31, 2024, 2023, and 2022, respectively.

Table 11.3 - Mandatorily Redeemable Capital Stock by Expiry of Redemption Notice Period
(dollars in thousands)

	December 31, 2024	December 31, 2023
Past redemption date (1)	$2,669	$2,778
Due in one year or less	435	—
Due after one year through two years	689	435
Due after two years through three years	960	689
Due after three years through four years	333	960
Due after four years through five years	—	1,221
Total	$5,086	$6,083
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

At December 31, 2024 and 2023, members and nonmembers with capital stock outstanding held excess capital stock totaling $42.9 million and $46.5 million, respectively, representing approximately 2.0 percent and 2.3 percent, respectively, of total capital stock outstanding. FHFA rules limit our ability to create member excess capital stock under certain circumstances. We may not pay dividends in the form of capital stock or issue new excess capital stock to members if our excess capital stock exceeds one percent of our total assets or if the issuance of excess capital stock would cause our excess capital stock to exceed one percent of our total assets. At December 31, 2024, we had excess capital stock outstanding totaling 0.1 percent of our total assets. For the year ended December 31, 2024, we complied with the FHFA's excess capital stock rule.

Restricted Retained Earnings. At December 31, 2024, our restricted retained earnings contribution requirement totaled $663.5 million. At December 31, 2024, and December 31, 2023, restricted retained earnings totaled $509.2 million and $451.2 million, respectively. These restricted retained earnings are not available to pay dividends.

Capital Classification Determination. We are subject to the FHFA's regulation on FHLBank capital classification and critical capital levels (the Capital Rule). The Capital Rule, among other things, defines criteria for four capital classifications and corrective action requirements for FHLBanks that are classified in any classification other than adequately capitalized. An adequately capitalized FHLBank is one that has sufficient permanent and total capital to satisfy its risk-based and minimum capital requirements. We satisfied these requirements at December 31, 2024. However, pursuant to the Capital Rule, the FHFA has discretion to reclassify an FHLBank and modify or add to corrective action requirements for a particular capital classification. If we become classified into a capital classification other than adequately capitalized, we will be subject to the corrective action requirements for that capital classification in addition to being subject to prohibitions on declaring dividends and redeeming or repurchasing capital stock. By letter dated December 10, 2024, the Director of the FHFA notified us that, based on financial information at September 30, 2024, we met the definition of adequately capitalized under the Capital Rule.

Note 12 — Accumulated Other Comprehensive Income (Loss)

Table 12.1 - Accumulated Other Comprehensive Income (Loss)
(dollars in thousands)

	Net Unrealized Gain (Loss) on Available-for-sale Securities	Net Unrealized Gain (Loss) Relating to Hedging Activities	Pension and Postretirement Benefits	Total Accumulated Other Comprehensive Gain (Loss)
Balance, December 31, 2021	$58,013	$(26,291)	$(2,755)	$28,967
Other comprehensive (loss) income before reclassifications:
Net unrealized (losses) gains	(408,296)	63,234	—	(345,062)
Net actuarial gain	—	—	4,310	4,310
Reclassifications from other comprehensive income to net income
Reclassification of realized net loss included in net income	2	—	—	2
Amortization - hedging activities (1)	—	5,539	—	5,539
Amortization - pension and postretirement benefits (2)	—	—	(181)	(181)
Other comprehensive (loss) income	(408,294)	68,773	4,129	(335,392)
Balance, December 31, 2022	(350,281)	42,482	1,374	(306,425)
Other comprehensive income (loss) before reclassifications:
Net unrealized gains (losses)	9,029	(940)	—	8,089
Net actuarial loss	—	—	(625)	(625)
Reclassifications from other comprehensive income to net income
Amortization - hedging activities (1)	—	4,422	—	4,422
Other comprehensive income (loss)	9,029	3,482	(625)	11,886
Balance, December 31, 2023	(341,252)	45,964	749	(294,539)
Other comprehensive income (loss) before reclassifications:
Net unrealized gains	20,059	20,842	—	40,901
Net actuarial gain	—	—	948	948
Reclassifications from other comprehensive income to net income
Reclassification of realized net gain included in net income	(52)	—	—	(52)
Amortization - hedging activities (1)	—	(2,280)	—	(2,280)
Other comprehensive income	20,007	18,562	948	39,517
Balance, December 31, 2024	$(321,245)	$64,526	$1,697	$(255,022)
_______________________
(1)    Recorded in CO bond interest expense in the statement of operations.
(2)    Recorded in other expenses in the statement of operations.

Note 13 — Employee Retirement Plans

Qualified Defined Benefit Multiemployer Plan.

The Bank previously participated in the Pentegra Defined Benefit Plan for Financial Institutions (the Pentegra Defined Benefit Plan), a funded, tax-qualified, noncontributory defined-benefit pension plan. In November 2020, the board of directors elected to freeze the Pentegra Defined Benefit Plan such that employees hired on or after January 1, 2021, were ineligible to participate in the Pentegra Defined Benefit Plan, and on January 1, 2024, future benefit accruals under the plan ceased for all employees that were hired before January 1, 2021. On June 27, 2024, the Bank completed an acceptance agreement with Midland National Life Insurance Company and transferred to them the future benefit obligations and annuity administration for participants under the Pentegra Defined Benefit Plan. As such, the Bank is no longer a party to the Pentegra Defined Benefit Plan. Refer to the 2023 Annual Report on Form 10-K for prior year details on the Pentegra Defined Benefit Plan.

Qualified Defined Contribution Plan. We maintain a Pentegra Defined Contribution Plan for Financial Institutions, a tax-qualified defined contribution plan. The plan covers substantially all of our employees. We contribute a percentage of the participants' compensation by making a matching contribution equal to a certain percentage of voluntary employee contributions, subject to certain limitations. Our matching contributions are charged to compensation and benefits expense and are not considered to be material.

The plan also includes a non-elective, non-matching contribution from the Bank of six percent of each eligible employee’s salary.

Nonqualified Defined Contribution Plan. We maintain the Thrift Benefit Equalization Plan, a nonqualified, unfunded deferred compensation plan covering certain of our senior officers and directors. The plan's liability consists of the accumulated compensation deferrals and the accumulated earnings on these deferrals. Our obligation from this plan was $16.6 million and $13.6 million at December 31, 2024 and 2023, respectively, which is recorded in other liabilities on the statement of condition. We maintain a rabbi trust, which is recorded in other assets on the statement of condition, intended to satisfy future benefit obligations. Our matching contributions are charged to compensation and benefits expense and are not considered to be material.

The plan also includes a non-elective, non-matching contribution from the Bank of six percent of each eligible executive participant's salary for certain senior officers.

Nonqualified Supplemental Defined Benefit Retirement Plan. We maintain a nonqualified, single-employer unfunded defined-benefit plan covering certain senior officers. We maintain a rabbi trust which is recorded in other assets on the statement of condition, intended to satisfy future benefit obligations. The benefit obligation for this plan was $15.6 million and $15.8 million at December 31, 2024 and 2023, respectively.

The board of directors elected to freeze this plan. Senior officers hired on or after January 1, 2021, were ineligible to participate in the plan, and on January 1, 2024, future benefit accruals under the plan ceased for all senior officers.

Supplemental Executive Retirement Plan (SERP). The Bank adopted a SERP on June 7, 2024, to be effective as of January 1, 2024. The SERP is a nonqualified, unfunded defined contribution plan for the Bank's participating executives as designated by the board of directors. The SERP is intended to address, among other things, the compensation gap that existed from the freeze of the Bank's qualified and nonqualified defined benefit retirement plans. The Bank will contribute to an eligible participant’s SERP account an amount equal to eight percent of their eligible compensation as defined in the plan. Our obligation from this plan was $435 thousand at December 31, 2024, which is recorded in other liabilities on the statement of condition.

Postretirement Benefits. We sponsor a fully insured postretirement benefit program that includes life insurance benefits for eligible retirees. We provide life insurance to all employees who retire on or after age 55 after completing six years of service. No contributions are required from the retirees. There are no funded plan assets that have been designated to provide postretirement benefits. The benefit obligation for this plan was $1.2 million at both December 31, 2024 and 2023.

The additional financial amounts related to these plans were not material for the reported periods.

Note 14 — Fair Values

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

We review the fair-value hierarchy classifications on a quarterly basis. Changes in the observability of the valuation inputs may result in a reclassification of certain assets or liabilities. There were no such transfers into or out of Level 3 of the fair value hierarchy during the years ended December 31, 2024 and 2023.

Table 14.1 presents the carrying value, fair value, and fair value hierarchy of our financial assets and liabilities at December 31, 2024 and 2023. We record trading securities, available-for-sale securities, derivative assets, derivative liabilities, and certain other assets at fair value on a recurring basis and certain mortgage loans at fair value on a non-recurring basis. We record all other financial assets and liabilities at amortized cost. Refer to Table 14.2 for further details about the financial assets and liabilities held at fair value on either a recurring or non-recurring basis.

Table 14.1 - Fair Value Summary
(dollars in thousands)

	December 31, 2024
	Carrying Value	Total Fair Value	Level 1	Level 2	Level 3	Netting Adjustments and Cash Collateral(2)
Financial instruments
Assets:
Cash and due from banks	$5,149	$5,149	$5,149	$—	$—	$—
Interest-bearing deposits	1,958,353	1,958,353	1,958,353	—	—	—
Securities purchased under agreements to resell	1,500,000	1,500,003	—	1,500,003	—	—
Federal funds sold	2,505,000	2,504,990	—	2,504,990	—	—
Trading securities(1)	1,489	1,489	—	1,489	—	—
Available-for-sale securities(1)	16,470,908	16,470,908	—	16,464,257	6,651	—
Held-to-maturity securities	63,318	63,197	—	63,197	—	—
Advances	45,163,175	45,080,045	—	45,080,045	—	—
Mortgage loans, net	3,679,150	3,355,769	—	3,343,100	12,669	—
Accrued interest receivable	262,203	262,203	—	262,203	—	—
Derivative assets(1)	301,873	301,873	—	60,103	—	241,770
Other assets (1)	32,738	32,738	20,742	11,996	—	—
Liabilities:
Deposits	(877,081)	(877,035)	—	(877,035)	—	—
COs:
Bonds	(48,192,171)	(47,928,851)	—	(47,928,851)	—	—
Discount notes	(18,546,504)	(18,549,008)	—	(18,549,008)	—	—
Mandatorily redeemable capital stock	(5,086)	(5,086)	(5,086)	—	—	—
Accrued interest payable	(328,596)	(328,596)	—	(328,596)	—	—
Derivative liabilities(1)	(4,746)	(4,746)	—	(651,569)	—	646,823
Other:
Commitments to extend credit for advances	—	(1,264)	—	(1,264)	—	—
Standby letters of credit	(1,266)	(1,266)	—	(1,266)	—	—

	December 31, 2023
	Carrying Value	Total Fair Value	Level 1	Level 2	Level 3	Netting Adjustments and Cash Collateral(2)
Financial instruments
Assets:
Cash and due from banks	$53,412	$53,412	$53,412	$—	$—	$—
Interest-bearing deposits	1,643,587	1,643,587	1,643,587	—	—	—
Securities purchased under agreements to resell	1,600,000	1,599,996	—	1,599,996	—	—
Federal funds sold	2,500,000	2,499,995	—	2,499,995	—	—
Trading securities(1)	1,395	1,395	—	1,395	—	—
Available-for-sale securities(1)	15,343,745	15,343,745	—	15,321,940	21,805	—
Held-to-maturity securities	78,905	78,478	—	78,478	—	—
Advances	41,958,583	41,834,762	—	41,834,762	—	—
Mortgage loans, net	3,059,331	2,796,000	—	2,781,976	14,024	—
Accrued interest receivable	185,709	185,709	—	185,709	—	—
Derivative assets(1)	383,073	383,073	—	77,637	—	305,436
Other assets(1)	28,369	28,369	13,724	14,645	—	—
Liabilities:
Deposits	(922,879)	(922,830)	—	(922,830)	—	—
COs:
Bonds	(40,248,743)	(39,887,287)	—	(39,887,287)	—	—
Discount notes	(22,000,546)	(21,998,576)	—	(21,998,576)	—	—
Mandatorily redeemable capital stock	(6,083)	(6,083)	(6,083)	—	—	—
Accrued interest payable	(269,517)	(269,517)	—	(269,517)	—	—
Derivative liabilities(1)	(3,017)	(3,017)	—	(1,010,116)	—	1,007,099
Other:
Commitments to extend credit for advances	—	(2,101)	—	(2,101)	—	—
Standby letters of credit	(1,340)	(1,340)	—	(1,340)	—	—
_______________________
(1)Carried at fair value and measured on a recurring basis.
(2)These amounts represent the effect of master-netting agreements intended to allow us to settle positive and negative positions and also cash collateral and related accrued interest held or placed with the same clearing member and/or counterparty.

Summary of Valuation Methodologies and Primary Inputs

The valuation methodologies and primary inputs used to develop the measurement of fair value for assets and liabilities that are measured at fair value on a recurring or nonrecurring basis in the Statement of Condition are listed below. The fair values and level within the fair value hierarchy of these assets and liabilities are reported in Table 14.2.

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

As of December 31, 2024, multiple vendor prices were received for substantially all of our investment securities and the final prices for all of those securities were computed by averaging the prices received. The relative proximity of the prices received supports our conclusion that the final computed prices are reasonable estimates of fair value. Our fixed-rate HFA securities fall within Level 3 of the fair-value hierarchy due to the current lack of market activities for these bonds.

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

The discounted cash-flow model uses market-observable inputs (inputs that are actively quoted and can be validated to external sources), including the following:

•Discount rate assumption. For all derivatives cleared through a DCO the discount rate used is SOFR-OIS. For our bilateral, non-cleared interest-rate derivatives the discount rate used is either SOFR-OIS or Federal Funds-OIS.
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

Fair Value Measured on a Recurring and Nonrecurring Basis.

Table 14.2 - Fair Value of Assets and Liabilities Measured at Fair Value on a Recurring and Nonrecurring Basis
(dollars in thousands)

	December 31, 2024
	Level 1	Level 2	Level 3	Netting Adjustments and Cash Collateral (1)	Total
Assets:
Carried at fair value on a recurring basis
Trading securities:
Corporate bonds	$—	$1,489	$—	$—	$1,489
Available-for-sale securities:
U.S. Treasury obligations	—	5,807,665	—	—	5,807,665
HFA securities	—	—	6,651	—	6,651
Supranational institutions	—	337,352	—	—	337,352
U.S. government-owned corporations	—	221,769	—	—	221,769
GSE	—	94,614	—	—	94,614
U.S. government guaranteed – single-family MBS	—	179,052	—	—	179,052
U.S. government guaranteed – multifamily MBS	—	464,823	—	—	464,823
GSE – single-family MBS	—	1,953,153	—	—	1,953,153
GSE – multifamily MBS	—	7,405,829	—	—	7,405,829
Total available-for-sale securities	—	16,464,257	6,651	—	16,470,908
Derivative assets:
Interest-rate-exchange agreements	—	60,095	—	241,770	301,865
Mortgage delivery commitments	—	8	—	—	8
Total derivative assets	—	60,103	—	241,770	301,873
Other assets	20,742	11,996	—	—	32,738
Total assets carried at fair value on a recurring basis	$20,742	$16,537,845	$6,651	$241,770	$16,807,008
Liabilities:
Carried at fair value on a recurring basis
Derivative liabilities
Interest-rate-exchange agreements	$—	$(651,461)	$—	$646,823	$(4,638)
Mortgage delivery commitments	—	(108)	—	—	(108)
Total liabilities carried at fair value on a recurring basis	$—	$(651,569)	$—	$646,823	$(4,746)

	December 31, 2023
	Level 1	Level 2	Level 3	Netting Adjustments and Cash Collateral(1)	Total
Assets:
Carried at fair value on a recurring basis
Trading securities:
Corporate bonds	$—	$1,395	$—	$—	$1,395
Available-for-sale securities:
U.S. Treasury obligations	—	5,664,452	—	—	5,664,452
HFA securities	—	—	21,805	—	21,805
Supranational institutions	—	346,375	—	—	346,375
U.S. government-owned corporations	—	235,191	—	—	235,191
GSE	—	99,421	—	—	99,421
U.S. government guaranteed – single-family MBS	—	14,433	—	—	14,433
U.S. government guaranteed – multifamily MBS	—	477,676	—	—	477,676
GSE – single-family MBS	—	904,456	—	—	904,456
GSE – multifamily MBS	—	7,579,936	—	—	7,579,936
Total available-for-sale securities	—	15,321,940	21,805	—	15,343,745
Derivative assets:
Interest-rate-exchange agreements	—	77,347	—	305,436	382,783
Mortgage delivery commitments	—	290	—	—	290
Total derivative assets	—	77,637	—	305,436	383,073
Other assets	13,724	14,645	—	—	28,369
Total assets carried at fair value on a recurring basis	$13,724	$15,415,617	$21,805	$305,436	$15,756,582
Liabilities:
Carried at fair value on a recurring basis
Derivative liabilities
Interest-rate-exchange agreements	$—	$(1,010,116)	$—	$1,007,099	$(3,017)
Total liabilities carried at fair value on a recurring basis	$—	$(1,010,116)	$—	$1,007,099	$(3,017)
_______________________
(1)    These amounts represent the effect of master-netting agreements intended to allow us to settle positive and negative positions and also cash collateral and related accrued interest held or placed with the same clearing member and/or counterparty.

Table 14.3 presents a reconciliation of available-for-sale securities that are measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the years ended December 31, 2024, 2023, and 2022.

Table 14.3 - Roll Forward of Level 3 Available-for-Sale HFA Securities
(dollars in thousands)

	For the Year Ended December 31,
	2024	2023	2022
Balance at beginning of period	$21,805	$32,774	$62,265
Total gains (losses) included in other comprehensive income
Net unrealized gains (losses)	631	1,181	(741)

Sales, maturities, and settlements
Maturities	(13,820)	(10,300)	(27,000)
Settlements	(1,965)	(1,850)	(1,750)
Balance at end of period	$6,651	$21,805	$32,774

Total amount of unrealized gains (losses) for the period included in other comprehensive income relating to securities held at period end	$21	$719	$(960)

Note 15 — Commitments and Contingencies

Joint and Several Liability. COs are backed by the financial resources of the 11 district Federal Home Loan Banks (the FHLBanks). The FHFA has authority to require any FHLBank to repay all or a portion of the principal and interest on COs for which another FHLBank is the primary obligor. No FHLBank has ever been asked or required to repay the principal or interest on any CO on behalf of another FHLBank. We evaluate the financial condition of the other FHLBanks primarily based on known regulatory actions, publicly available financial information, and individual long-term credit-rating action as of each period-end presented. Based on this evaluation, as of December 31, 2024, and through the filing of this report, we do not believe it is likely that we will be required to repay the principal or interest on any CO on behalf of another FHLBank.

We have considered applicable FASB guidance and determined it is not necessary to recognize a liability for the fair value of our joint and several liability for all of the COs. The joint and several obligation is mandated by the FHLBank Act, as implemented by FHFA regulations, and is not the result of an arms-length transaction among the FHLBanks. The FHLBanks have no control over the amount of the guaranty or the determination of how each FHLBank would perform under the joint and several obligation. Because the FHLBanks are subject to the authority of the FHFA as it relates to decisions involving the allocation of the joint and several liability for the FHLBanks' COs, the FHLBanks' joint and several obligation is excluded from the initial recognition and measurement provisions. Accordingly, we have not recognized a liability for our joint and several obligation related to other FHLBanks' COs at December 31, 2024 and 2023. The par amounts of other FHLBanks' outstanding COs for which we are jointly and severally liable totaled $1.1 trillion at both December 31, 2024 and 2023. See Note 9 — Consolidated Obligations for additional information.

Off-Balance-Sheet Commitments

Table 15.1 - Off-Balance Sheet Commitments (1)
(dollars in thousands)

	December 31, 2024			December 31, 2023
	Expire within one year	Expire after one year	Total	Total
Standby letters of credit outstanding (2)	$7,795,371	$322,608	$8,117,979	$8,425,065
Commitments for unused lines of credit - advances (3)	1,101,205	—	1,101,205	1,113,354
Commitments to make additional advances	59,570	33,355	92,925	33,633
Commitments to invest in mortgage loans	32,729	—	32,729	29,995
Unsettled CO bonds, at par	967,000	—	967,000	131,500
Unsettled CO discount notes, at par	314,000	—	314,000	61,008
__________________________
(1)    We have determined that it is unnecessary to record any liability for credit losses on these agreements based on our credit extension and collateral policies.

(2)    The amount of standby letters of credit outstanding excludes commitments to issue standby letters of credit. At December 31, 2024, and December 31, 2023, commitments to issue standby letters of credit that expire within one year totaled $30.4 million and $16.0 million, respectively, and at December 31, 2023, commitments to issue standby letters of credit that expire after one year totaled $13.1 million.
(3)    Commitments for unused line-of-credit advances are generally for periods of up to 12 months. Since many of these commitments are not expected to be drawn upon, the total commitment amount does not necessarily indicate future liquidity requirements.

Standby Letters of Credit. For a fee, we issue standby letters of credit on behalf of our members to support certain obligations of the members to third-party beneficiaries. These standby letters of credit are generally subject to collateralization and borrowing limits similar to advances. Standby letters of credit may be offered to assist members and nonmember housing associates in facilitating residential housing finance, community lending, and asset-liability management, and to provide liquidity. In particular, members often use standby letters of credit as collateral for deposits from state and local government agencies. If we are required to make payment for a beneficiary's draw, our strategy is to take prompt action to recover the funds paid to the third-party beneficiary, including converting the payment amount into a collateralized advance to the primary obligor, withdrawing the payment amount from the primary obligor's demand deposit account with us, or selling collateral pledged by the primary obligor in a commercially reasonable manner to offset the payment amount. Historically, standby letters of credit usually expire without being drawn upon. At December 31, 2024, the outstanding standby letters of credit issued expire no later than 2039. Currently, we offer new standby letters of credit with terms typically up to 10 years, while terms greater than 10 years may be available on an exception basis. Unearned fees for the value of the guarantees related to standby letters of credit are recorded in other liabilities and totaled $1.3 million at both December 31, 2024 and 2023.

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

Other commitments and contingencies are discussed in Note 5 — Advances, Note 7 — Derivatives and Hedging Activities, Note 9 — Consolidated Obligations, Note 10 — Affordable Housing Program and Discretionary Contributions, and Note 11 — Capital.

Note 16 — Transactions with Shareholders

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

Related Parties. We define related parties as members who owned 10 percent or more of the voting interests of our capital stock outstanding at year end. Each member eligible to vote is entitled to cast by ballot one vote for each share of stock that it was required to hold as of the record date, which is December 31, of the year prior to each election, subject to the limitation that no member may cast more votes than the average number of shares of our stock that is required to be held by all members located in such member's state. Under the FHLBank Act and FHFA regulations, each member directorship is designated to one of the six states in our district. Eligible members are permitted to vote all their eligible shares for one candidate for each open member directorship in the state in which the member is located and for each open independent directorship. A nonmember stockholder is not entitled to cast votes for the election of directors unless it was a member as of the record date. At December 31, 2024 and 2023, no shareholder owned more than 10 percent of the total voting interests due to statutory limits on members' voting rights, therefore, we did not have any related parties.

Shareholder Concentrations. We consider shareholder concentrations as holdings of capital stock (including mandatorily redeemable capital stock) by individual members or nonmembers in excess of 10 percent of total capital stock outstanding.

Table 16.1 - Shareholder Concentrations, Balance Sheet
(dollars in thousands)

	Capital Stock Outstanding	Percent of Total Capital Stock	Par Value of Advances	Percent of Total Par Value of Advances	Total Accrued Interest Receivable	Percent of Total Accrued Interest Receivable on Advances
December 31, 2024
State Street Bank and Trust Company	$400,600	18.2%	$9,815,000	21.7%	$75,756	40.2%

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

Table 16.2 - Transactions with Directors' Institutions
(dollars in thousands)

	Capital Stock Outstanding	Percent of Total Capital Stock	Par Value of Advances	Percent of Total Par Value of Advances	Total Accrued Interest Receivable	Percent of Total Accrued Interest Receivable on Advances
December 31, 2024	$29,365	1.3%	$180,954	0.4%	$528	0.3%
December 31, 2023	201,250	9.8	4,485,824	10.7	5,953	5.2

Note 17 — Transactions with Other FHLBanks

We may occasionally enter into transactions with other FHLBanks. These transactions are summarized below.

Overnight Funds. We may borrow or lend unsecured overnight funds from or to other FHLBanks. All such transactions are at current market rates. Interest income and interest expense related to these transactions with other FHLBanks are included within other interest income and interest expense from other borrowings in the statement of operations. During the years ended December 31, 2024, 2023 and 2022, we recorded $1 thousand, $716 thousand, $194 thousand, respectively, in interest income on loans to other FHLBanks. Interest expense for loans from other FHLBanks was $89 thousand, $113 thousand, and $307 thousand for the years ended December 31, 2024, 2023, and 2022, respectively.

MPF Mortgage Loans. We pay a transaction-services fee and a membership fee to the FHLBank of Chicago for our participation in the MPF Program. For the years ended December 31, 2024, 2023, and 2022, we recorded $2.3 million, $1.9 million, and $2.0 million, respectively in MPF transaction-services fee expense to the FHLBank of Chicago which has been recorded in the statement of operations as other expense. The membership fee has been recorded in the statement of operations as an operating expense, and totaled $600 thousand for each of the years ended December 31, 2024, 2023, and 2022. In addition, we may receive an MPF performance fee from the FHLBank of Chicago. We did not receive an MPF performance fee for the years ended December 31, 2024 and December 31, 2023. The MPF performance fee for the year ended December 31, 2022 amounted to $225 thousand and was recorded in the statement of operations as other income.

COs. From time to time, one FHLBank may transfer to another FHLBank the COs for which the transferring FHLBank was originally the primary obligor but upon transfer the assuming FHLBank becomes the primary obligor. During the year ended December 31, 2024, we transferred to other FHLBanks debt obligations with par amounts of $615.9 million and fair values of approximately $613.8 million on the day they were transferred. In addition, during the year ended December 31, 2024, we transferred in from other FHLBanks debt obligations with both a par amount and fair value of $6.4 billion on the day they were transferred. During the years ended December 31, 2023 and 2022, there were no transferred debt obligations.

Note 18 — Subsequent Events

On February 14, 2025, the board of directors declared a cash dividend at an annualized rate of 7.74 percent based on daily average capital stock balances outstanding during the fourth quarter of 2024. The dividend, including dividends classified as interest on mandatorily redeemable capital stock, amounted to $41.3 million and was paid on March 4, 2025.

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

Our management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures, with the participation of the president and chief executive officer and chief financial officer, as of December 31, 2024. Based on that evaluation, our president and chief executive officer and chief financial officer have concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of December 31, 2024.

Changes in Internal Control over Financial Reporting

During the quarter ended December 31, 2024, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Based on the requirements of the Election Regulation, the Director of the FHFA allocated our member directorships among the six New England states that comprise our district for each of 2024 and 2023 as follows:

Table 41 - Member Directorships by State

Member Directorships
Connecticut	1
Maine	1
Massachusetts	3
New Hampshire	1
Rhode Island	1
Vermont	1
Total	8

Our annual election was completed in the fourth quarter of 2024 and involved elections for one Rhode Island member directorship, and two independent directorships. See — Annual Director Elections below for additional information on the election.

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

Our members are permitted to (and we ask them to) identify candidates to be considered for addition to the nominee slate for independent directorship, but to be considered for nomination, an individual must submit an application to us. We are required to submit information about nominees for independent directorships to the FHFA for review prior to announcing such nominations. In addition, our board of directors is required by FHFA regulations to consult with the Advisory Council (a council that reviews and advises us on our AHP program) in establishing the independent director nominee slate. Before nominating any individual for an independent directorship, other than for a public interest directorship, our board of directors must determine that the nominee's knowledge or experience is commensurate with that needed to oversee a financial institution with a size and complexity that is comparable to ours.

As required by regulation, the Bank considers diversity in making independent director nominations, and the Governance Committee of the board (which has responsibility for recommending candidates for nomination for independent directorships) and the board consider this factor in each of their nomination decisions. The Election Regulation permits our directors, officers, attorneys, employees, agents, and Advisory Council to support the candidacy of the board of director nominees for independent directorships.

In determining whom to nominate for independent directorships, the board of directors selected:

•Thomas J. Curry in 2024, to serve as a public interest director based on his prior experience serving as the Comptroller of the Currency of the United States, as a member of the Federal Deposit Insurance Corporation’s board of directors, and as Commissioner of Banks for the Commonwealth of Massachusetts; and
•Antoinette C. Lazarus in 2024, based on her significant experience in compliance, risk management, regulatory matters and accounting; valuable understanding of the fund management and insurance industries; and involvement in multiple boards of directors of charitable organizations.
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
•Robert Tourigny in 2022, to serve as a public interest director based on his affordable housing experience representing low- to moderate-income families and community interests, including in his current role as the executive director of NeighborWorks Southern New Hampshire; and
•E. Macey Russell in 2021, based on his experience as a partner at Choate, Halle & Stewart, LLP, advising on complex commercial litigation and representing financial institutions, banks, business, and corporations in disputes involving a variety of matters and his significant expertise in matters of diversity, equity and inclusion in the legal profession.

Further, directors Chatman, Curry and Lazarus had been independent directors of the Bank prior to their most recent nominations, and our board of directors considered their experience gained from serving on our board in selecting them for their most recent nominations.

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

As contemplated by the Election Regulation, no in-person meeting of the members was held in connection with the election. Information about the results of the election was reported to the members via email and on current report on Form 8-K filed with the SEC on October 25, 2024, as supplemented by a Form 8-K/A filed with the SEC on January 24, 2025.

Information Regarding Current Directors

The following table sets forth certain information regarding each of the directors currently serving on the Bank’s board.

Table 42 - Director Information

Name	Director Type	Director Since	Current Term Expires	Board Committees
Duncan Barnard	Independent	January 1, 2023	December 31, 2026	(a), (b), (c), (h)
Donna L. Boulanger	Member	January 1, 2014	December 31, 2025	(d), (f), (g)
Michael A. Brown	Independent	January 1, 2024	December 31, 2027	(c), (e), (h)
Caroline R. Carpenter	Member	January 1, 2023	December 31, 2026	(e), (g), (h)
Eric L. Chatman	Independent	June 16, 2014	December 31, 2027	(a), (i)
Thomas J. Curry	Independent	January 1, 2021	December 31, 2028	(a), (d), (e), (f)
Antoinette C. Lazarus	Independent	January 1, 2017	December 31, 2028	(a), (b), (d), (f)
Edward F. Manzi, Jr.	Member	January 1, 2020	December 31, 2027	(a), (b), (c), (g)
Kevin D. Miller	Member	January 1, 2023	December 31, 2026	(a), (b), (c), (d)
William M. Parent	Member	January 1, 2022	December 31, 2025	(a), (b), (f), (h)
David J. Rotatori	Member	January 1, 2022	December 31, 2025	(c), (g), (h)
E. Macey Russell	Independent	January 1, 2022	December 31, 2025	(a), (e), (f), (g)
Robert Tourigny	Independent	January 1, 2023	December 31, 2026	(b), (d), (e)
Gregg C. Tumeinski	Member	January 1, 2025	December 31, 2028	(e), (g), (h)
John C. Witherspoon	Member	January 1, 2016	December 31, 2027	(a), (c), (d), (f)
_______________________
a.Executive Committee
b.Audit Committee
c.Finance Committee
d.Governance/Government Relations Committee
e.Housing & Community Development Committee
f.Human Resources and Compensation Committee
g.Risk Committee
h.Technology Committee
i.Chairman of the Board, ex officio member of all committees

Member Directors

The member directors currently serving on the board of directors provided the information set forth below regarding their principal occupation, business experience, and other matters.

Donna L. Boulanger, age 71, has served as chief executive officer and director (formerly trustee) of North Brookfield Savings Bank, located in North Brookfield, Massachusetts, from February 2008 through April 1, 2021, when she served as only chief executive officer and no longer president until her retirement on April 5, 2022. Since January 2022, she has also served as director and trustee, respectively, of its holding companies, TruNorth Bancorp, Inc., and TruNorth Bancorp, MHC.

Caroline R. Carpenter, age 59, has served as president and chief executive officer of National Bank of Middlebury, located in Middlebury, Vermont, since January 2015, and, prior to that, also served as its chief operating officer, executive vice president, technology manager, and information security officer. She is also a board member and executive vice president of Middlebury National Corporation, the single entity holding company of National Bank of Middlebury. Ms. Carpenter also serves on the board of Community Financial Services Group, a trust and wealth management company, which is collectively owned by National Bank of Middlebury, Woodsville Guaranty Savings Bank, and Community National Bank.

Edward F. Manzi, Jr., age 65, has served as president and chief executive officer of Fidelity Co-Operative Bank, located in central Massachusetts, since July 1997, and has served there also as chairman since August 2010. Mr. Manzi is also a certified public accountant.

Kevin D. Miller, age 58, a certified public accountant, has served as chief operating officer and chief financial officer of Profile Bank in Rochester, New Hampshire, since 2007. Prior to that, Mr. Miller served as chief financial officer of First Seacoast Bank, vice president of finance at East Boston Savings Bank, and partner at T.C. Edwards & Co., PC., an accounting firm. Mr.

Miller also currently serves on the board of directors of the Rochester, New Hampshire, Chamber of Commerce and as a trustee of the New Hampshire Bankers Association Insurance Trust.

William M. Parent, age 63, has served as chief strategy officer of bankESB, formerly known as Easthampton Savings Bank, located in Easthampton, Massachusetts, since October 2022. Prior to that, Mr. Parent served as president, chief executive officer, and director of Envision Bank in Quincy, Massachusetts, and its parent, Randolph Bancorp, since April 2020. From June 2010 through April 2019, Mr. Parent served as president, chief executive officer, and director of Blue Hills Bank and Blue Hills Bancorp, Inc., in Norwood, Massachusetts. From April 2019 through February 2020, Mr. Parent served as director of Rockland Trust Company and Independent Bancorp, Inc., in Rockland, Massachusetts, following its acquisition of Blue Hills Bank. Mr. Parent is a non-practicing certified public accountant.

David J. Rotatori, age 53, has served as president and a director of Ion Bank in Naugatuck, Connecticut, and its parent, Ion Financial MHC, since July 2017, and also as chief executive officer since January 2019. Before his promotion to president of Ion Bank, he was chief risk officer there since September 2009, chief financial officer since June 2012, and also served as corporate secretary for several years. He also worked at Ion Bank for five years early in his career as a staff accountant and internal auditor. Mr. Rotatori’s previous experience includes senior financial roles at People’s United Bank (one year) and Webster Bank (ten years), both in Connecticut, and as a senior accountant at KPMG (three years).

Gregg C. Tumeinski, age 59, joined Beacon Mutual Insurance Company in Warwick, Rhode Island in 2021 as the chief financial officer, and now serves as the chief financial and growth officer. Mr. Tumeinski has over 25 years experience in successively more senior financial roles at New England based insurance companies, including Hanover Insurance Group and Liberty Mutual Insurance, and as an examiner for the Office of the Comptroller of the Currency of the United States.

John C. Witherspoon, (vice chairman) age 68, has served as a director of Skowhegan Savings Bank in Skowhegan, Maine, since November 2007 and served there also as president and chief executive officer from November 2007 until December 2019. Prior positions included serving as chief executive officer of the Finance Authority of Maine between 2004 and 2007, and as president and chief executive officer of United Kingfield Bank and its predecessor, Kingfield Savings Bank, from 1984 until 2004.

Independent Directors

The independent directors currently serving on the board of directors provided the following information about their principal occupation, business experience, and other matters.

Duncan Barnard, age 59, since 2018, has served as the chief internal auditor for CLS Bank, a designated financial market utility headquartered in New York, New York. Prior to his work at CLS Bank, Mr. Barnard served as managing director, finance and risk practice at Accenture, managing director, risk and compliance analytics practice at PricewaterhouseCoopers, and partner at Ernst & Young.

Michael A. Brown, age 66, Rear Admiral, United States Navy (Retired), is the founder and president of Spinnaker Security LLC, established in 2018, a cybersecurity consulting business focused on understanding, identifying, and mitigating business risks associated with cybersecurity. Prior to that role and starting in 2012, Mr. Brown served in successively more senior leadership roles at RSA Federal LLC and RSA Security LLC, computer and network security companies primarily providing identity security solutions. Prior to serving in those roles, Mr. Brown served in several cybersecurity related leadership roles for the United States Department of Homeland Security, the Office of the Director of National Intelligence, and the United States Navy.

Eric L. Chatman, (chairman) age 64, has served as the executive vice president and chief financial officer of Housing Partnership Network, a network of affordable housing and community development nonprofits, since July 2017. He founded and was president of The Chatman Group, LLC, a consulting and advisory firm focused on affordable housing and financial advisory services for non-profits, housing finance authorities, and financial institutions from 2015 to 2017. Mr. Chatman served as president and executive director of the Connecticut Housing Finance Authority from 2012 until 2015 and, in that capacity, was responsible for the policy development, strategic planning and execution of the Connecticut Housing Finance Authority affordable housing finance mission. Prior to serving in that role, Mr. Chatman served as deputy director and chief financial officer of the Iowa Finance Authority from 2008 to 2012. Mr. Chatman has also held various corporate finance, treasury, and capital markets roles, both domestic and international, including treasurer of the FHLBank of Des Moines and division manager, treasury department, at the African Development Bank.

Thomas J. Curry, age 68, now retired, served as a partner at the law firm Nutter McClennen & Fish LLP in Boston, Massachusetts from November 2017 through March 2022. Mr. Curry served as Comptroller of the Currency of the United States from April 2012 to May 2017, as a member of the Federal Deposit Insurance Corporation’s board of directors from 2003 to May 2017, and as Commissioner of Banks for the Commonwealth of Massachusetts from 1990 to 1991 and from 1995 to 2003.

Antoinette C. Lazarus, age 61, served several roles at Ares Management Corporation, a global funds management company with offices in West Hartford, Connecticut, from 2021 to August 2024, most recently as the managing director, head of corporate compliance and previously as managing director, head of secondaries. Prior to her roles with Ares Management, she served as chief compliance and risk officer for Landmark Partners, a Simsbury, Connecticut-based funds management company from 2006 to 2021. She also served as Landmark Partners’ privacy officer and anti-money laundering officer. Ms. Lazarus formerly served as vice president/compliance for prudential financial, Inc.; fund accounting for CIGNA Retirement and Investment Services; and in multiple fund accounting, reporting, and valuation roles at Aetna Financial Services. Ms. Lazarus started her career as a fund accountant at Phoenix Equity Planning Corp. Each of her roles at Prudential, CIGNA, Aetna, and Phoenix Equity were located in Hartford, Connecticut.

E. Macey Russell, age 66, worked as a partner at the Boston law firm of Choate, Hall & Stewart since May 2002 and retired as of December 31, 2023. Mr. Russell’s practice areas included complex commercial litigation and representing financial institutions, banks, businesses, and corporations in disputes involving a variety of matters. He has a national reputation as an expert on corporate diversity, equity and inclusion, particularly in the legal profession. Previously, he was a partner at the Boston law firm Peabody & Arnold for seven years, an associate and a partner at the Boston law firm Riemer & Braunstein for nine years, and started his career as a law clerk for the Massachusetts Superior Court. Mr. Russell also served on the Board of Trustees of Suffolk University for ten years, and on the Board of Overseers of Beth Israel Deaconess Medical Center for ten years. Mr. Russell is Chairman and President of the Augustus A. White III Institute for Healthcare Equity.

Robert Tourigny, age 56, has served as the executive director of NeighborWorks Southern New Hampshire since 2005. Prior to his time at NeighborWorks Southern New Hampshire, Mr. Tourigny’s roles at both Southern Maryland Tri-County Community Action Committee and Coastal Enterprises in Maine gave him extensive experience developing affordable housing projects – both rental and homeownership – in Maine, Maryland and New Hampshire. In total, Mr. Tourigny has over 30 years of experience in affordable housing representing low- and moderate-income families and community interests.

Audit Committee Financial Expert

Our board of directors has a standing Audit Committee that satisfies the "Audit Committee" definition under Section 3(a)(58)(A) of the Securities Exchange Act of 1934. Our board of directors' Audit Committee Charter is available in full on our website at the following location: https://www.fhlbboston.com/fhlbank-boston/governance.

The board has determined that Directors Lazarus and Manzi are the "audit committee financial experts" within the meaning of the SEC rules. Ms. Lazarus and Mr. Manzi are not auditors or accountants for us, do not perform fieldwork, and are not Bank employees. In accordance with the SEC's safe harbor relating to Audit Committee financial experts, a person designated or identified as an Audit Committee financial expert will not be deemed an "expert" for purposes of federal securities laws. In addition, such a designation or identification does not impose on any such person any duties, obligations, or liabilities that are greater than those imposed on such persons as a member of the Audit Committee and board of directors in the absence of such designation or identification and does not affect the duties, obligations, or liabilities of any other member of the Audit Committee or board of directors. See Part III — Item 13 — Certain Relationships and Related Transactions, and Director Independence for additional information regarding Ms. Lazarus's independence.

Report of the Audit Committee

The Audit Committee assists the board in fulfilling its oversight responsibilities for (1) the integrity of the Bank’s financial statements and financial reporting processes, (2) management's implementation and maintenance of effective administrative, risk management, operating, and accounting internal control systems, (3) compliance with legal and regulatory requirements, (4) assessing the qualifications, independence, and performance of the external auditors, and (5) the constitution, independence, and performance of our internal audit function. The Audit Committee appoints, compensates, retains and oversees the work of the independent registered public accounting firm. The Audit Committee has adopted, and annually reviews, a charter outlining the practices it follows.

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
•external data relating to audit quality and performance, including recent PCAOB reports on PwC and its peer firms, as well as metrics indicative of audit quality; and
•the appropriateness of PwC’s fees, on both an absolute basis and as compared to its peer firms.

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

Based on its reviews discussed above, the Audit Committee recommended to the board of directors the reappointment of PwC as the Bank's independent registered public accounting firm for 2025.

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

In reliance on these reviews and discussions, and the report of the independent registered public accounting firm, the Audit Committee has recommended to the board of directors, and the board of directors has approved, that the audited financial statements be included in the Bank's annual report on Form 10-K for the year ended December 31, 2024, for filing with the SEC.

As of the date of filing this annual report on Form 10-K, the members of the Audit Committee are:

Duncan Barnard, Chair
Edward F. Manzi, Jr., Vice Chair
Antoinette C. Lazarus
Kevin D. Miller
William M. Parent
Robert Tourigny
Eric L. Chatman, ex officio

Information about our Executive Officers

The following table sets forth the names, titles, and ages of our executive officers:

Table 43 - Executive Officers

Name (1)	Title	Age
Timothy J. Barrett	President and Chief Executive Officer	66
Frank Nitkiewicz	Executive Vice President, Chief Operating Officer and Chief Financial Officer	63
Brian S. Chase	Senior Vice President, Chief Audit Officer	58
Brian G. Donahue	Senior Vice President, Controller and Chief Accounting Officer	58
Ana C. Dyer	Senior Vice President, Chief Business Officer	57
Barry F. Gale	Senior Vice President, Chief Human Resources Officer	65
Neil B. Hiralall	Senior Vice President, Chief Risk Officer	58
Sean R. McRae	Senior Vice President, Chief Information Officer	60
Keith R. Walsh	Senior Vice President, General Counsel and Corporate Secretary	45
Kenneth A. Willis	Senior Vice President, Housing and Community Investment	59
_________________________
(1)    Each of the executive officers listed serves on our Management Committee, with the exception of Mr. Donahue.

Timothy J. Barrett has served as president and chief executive officer since December 2021. Prior to assuming that position, Mr. Barrett served as executive vice president and treasurer from January 2019 until November 2021, and senior vice president and treasurer from November 2010 until December 2018. Prior to joining the Bank, he was assistant treasurer at FMR LLC, the parent company of Fidelity Investments from September 2008 to October 2010; as treasurer and chief investment officer at Fidelity Personal Bank & Trust from August 2007 to September 2008; as managing director, global treasury at Investors Bank & Trust from September 2004 to July 2007; in various senior roles in treasury at FleetBoston Financial (including merged entities) from 1985 to 2004; and as an investment manager for Citibank, N.A. from 1981 to 1985. He currently serves as a member of the board of directors of the Office of Finance. He earned his B.A. from St. Anselm College and his M.B.A. from Rensselaer Polytechnic Institute.

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

Brian G. Donahue has served as senior vice president, controller, and chief accounting officer since January 2013, and previously as first vice president, controller and chief accounting officer since February 2010. Prior to assuming that position, Mr. Donahue served as first vice president and controller since 2007, vice president and controller from 2004 to 2007, assistant vice president and assistant controller from 2001 to 2004, and in progressively responsible positions from 1992 to 1999, when he served as assistant controller. Mr. Donahue worked for two years as assistant vice president and division controller for State Street Bank and Trust Company from 1999 to 2001. Prior to joining us in 1992, Mr. Donahue was an associate with Price Waterhouse. Mr. Donahue earned a B.B.A. from James Madison University and an M.B.A. from Boston University, and is a certified public accountant.

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

Neil B. Hiralall has served as senior vice president and chief risk officer effective January 2025. Prior to this role he served as vice president and deputy chief risk officer since June 2024. Between January 2020 and June 2024, Mr. Hiralall served as vice president and director of market risk management and, between October 2014 and January 2020, as vice president director of asset and liability management. Prior to joining the Bank, he held several senior level treasury, risk management, audit, and compliance roles at Brown Brothers Harriman & Co., Investors Bank and Trust, Bank of New York Mellon and Fleet Boston Financial. He holds a B.S. in Physics with minors in chemistry and mathematics from Edinboro University of Pennsylvania.

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

Insider Trading Policy

As a cooperative, Bank stock is not publicly traded and is solely owned by its member institutions (or, in limited instances, by former member institutions) for the purposes of capitalizing the Bank in support of members’ borrowing. Directors of the Bank include representatives of member institutions. The Bank does not sell its stock to or repurchase its stock from any individuals. Purchases, sales and/or other dispositions of the Bank’s shares are governed by regulatory requirements applicable to the Bank and by the Bank’s Capital Plan. The FHLBanks source their funding by issuing debt securities, consolidated obligations issued as bonds and discount notes, that are sold by dealers to investors in the public (for more information see Part II — Item 7 — Management's Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources

— Debt Financing — Consolidated Obligations. In addition to its Capital Plan, the Bank has adopted an Insider Trading Policy it believes is reasonably designed to promote compliance with insider trading laws, rules, regulations, and listing standards applicable to the Bank. This policy is filed as Exhibit 19.1 to this Form 10-K.

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

For the year ended December 31, 2024, the named executive officers were:

Timothy J. Barrett	President and Chief Executive Officer
Frank Nitkiewicz	Executive Vice President, Chief Operating Officer and Chief Financial Officer
Barry F. Gale	Senior Vice President, Chief Human Resources Officer and Office of Minority and Women Inclusion Director
Sean R. McRae	Senior Vice President and Chief Information Officer
Keith R. Walsh	Senior Vice President and General Counsel

Compensation program objectives are set forth in our Total Rewards Philosophy (defined below), which was used in determining the total rewards packages for the named executive officers for 2024. Total rewards packages were based on several factors, including, but not limited to, (i) tenure, experience, and complexity of the position, which primarily determines base salary, (ii) each named executive officer’s performance, which primarily determines increases to base salary, and (iii) needing to be competitive in the labor market for senior managers in which we compete, which primarily determines retirement plans and cash incentive opportunities. Overall, the named executive officers were awarded increases in base salary based on our Total Rewards Philosophy, effective January 1, 2024. Additionally, we adopted an executive incentive plan (an EIP) on May 30, 2024 (the 2024 EIP). Cash incentives awarded under the 2024 EIP were determined based on the criteria set forth in the 2024 EIP, subject to the Human Resources and Compensation Committee’s (the Compensation Committee) discretion to adjust the 2024 EIP awards for any relevant and unforeseen circumstances.

Compensation Committee

Pursuant to a charter approved by the board of directors, the Compensation Committee develops and recommends the compensation philosophy for the board of directors' review and approval, including policies and plans applicable to the compensation philosophy, such as compensation, benefits, and incentive plans in which the named executive officers may participate.

Compensation Committee Interlocks and Insider Participation

No member of the Compensation Committee has at any time been an officer or employee with us. No executive officer has served or is serving on our board of directors or the compensation committee of any entity whose executive officers served on the Compensation Committee of our board of directors.

Compensation Committee Report

The Compensation Committee has reviewed and discussed with management the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K. Based on the Compensation Committee's review and discussion, they recommended to the board of directors that the Compensation Discussion and Analysis be included in the annual report on Form 10-K for the year ending December 31, 2024.

The members of the Compensation Committee are:

Antoinette C. Lazarus, Chair
Thomas J. Curry, Vice Chair

Donna L. Boulanger
William M. Parent
E. Macey Russell
John C. Witherspoon
Eric L. Chatman, ex officio

Shareholder Advisory Vote on Executive Compensation

We are governed and directors are elected as described under Part III — Item 10 — Directors, Executive Officers and Corporate Governance. As such, we do not engage in a proxy process and have not otherwise engaged in any activity that would require a consent solicitation of our members. Accordingly, there is no shareholder advisory vote on executive compensation in determining our compensation policies and decisions.

Objectives of our Compensation Program and What it is Designed to Reward

We are committed to providing a compensation package that enables us to attract, develop, retain, motivate, and reward highly skilled executive officers, including the named executive officers, who contribute significantly to the achievement of our mission, goals, and objectives. The FHFA reviews compensation of the named executive officers, as described under — FHFA Oversight of Executive Compensation.

In 2019, the Compensation Committee retained McLagan, a division of Aon plc’s Human Capital practice (McLagan), a compensation consulting firm specializing in the financial services industry, to assist with an updated comprehensive total rewards study. A major outcome of the study was the adoption in 2020 of an updated Total Rewards Philosophy, the principles of which are the basis for determining total compensation for the named executive officers. The Compensation Committee retained McLagan again in 2023 to refresh the information, resulting in the adoption of the supplemental executive retirement plan in 2024.

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

The Total Rewards Philosophy provides for a total rewards structure for employees, including the named executive officers, that is designed to attract, retain, and motivate employees while supporting business and mission objectives throughout economic cycles. The Total Rewards Philosophy is designed to deliver a total rewards program that provides more certainty and lower employment volatility for the Bank through higher fixed compensation, competitive annual incentives, and distinctive benefits reinforcing our lower overall risk appetite and emphasis on maintaining safe and sound operations.

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

Risk and Bank Compensation Practices and Policies

Our chief risk officer and our chief human resources officer jointly engage in periodic reviews of our compensation practices and policies in an effort to ensure that such practices or policies do not result in risks that are reasonably likely to have a material adverse effect on the Bank. They report on the results of these reviews to the Compensation Committee at least annually. In developing that report, compensation policies and practices are reviewed first on a stand-alone basis, then in combination with enterprise-wide risk-management controls that constrain risk-taking, and finally in conjunction with procedural risk controls at the business department level that are intended to further mitigate risk-taking activities. In February 2025, the Compensation Committee concluded that the Bank’s Total Rewards Philosophy, including the EIPs in effect, are not reasonably likely to have a material adverse effect on the Bank based on the report and related discussions.

Additionally, under the 2024 EIP, 50 percent of the total 2024 award amount is deferred and will be paid by March 31, 2027, which deferral is intended to align management's interests with risk-management objectives. As described under — Executive Incentive Plan — Additional Conditions to Deferred Awards, the deferred awards are subject to reduction or elimination in certain cases including in the case of certain material revisions to our financial results or to data used to determine the total 2024 award amount, which are intended to further reduce the risk of imprudent risk-taking.

The payment of the deferred awards is subject to the final approval of the Compensation Committee, and review and, to the extent required, non-objection by the FHFA.

In addition to our internal processes, the FHFA may review the executive compensation at any time and may prohibit any such executive compensation that the FHFA determines is not reasonable and comparable for employment in other similar businesses involving similar duties and responsibilities. In the exercise of this review and determination, the FHFA has issued certain compensation principles and guidance, one of which is that executive compensation should be consistent with sound risk management and preservation of the par value of FHLBank stock. The FHFA reviews all executive compensation relative to these principles, guidance, and such other factors as the FHFA determines to be reasonable and comparable. For additional information on this oversight, see — FHFA Oversight of Executive Compensation.

Overview of the Labor Market for Senior Managers

The labor market in which we compete for senior managers, including the named executive officers, is across a broad group of organizations representing different industries. In particular, we experience a greater frequency of competition for talent with commercial banks and financial services firms with capital markets, investment, risk, and wholesale lending capabilities, and publicly traded banks in a defined asset range. We may also consider other peer groups, such as local market peers and information-technology-specific peers for roles that are not industry specific. We also recognize that a “one-size-fits-all” approach to compensation may need to be adjusted at times to attract employees who may have critical skills and to attract and retain the most qualified and highly sought-after staff. The local financial services labor market is dominated by asset-management firms that are considered labor market competitors even though they are not business competitors. As a result, we may, at times, have to expand recruiting efforts to a regional or national basis to recruit named executive officers and other senior executives with the specialized skills needed to manage the complex risks of a wholesale lending and mortgage loan investment operation. For these reasons, we must be positioned to offer comparable compensation packages to attract, retain, motivate, and reward top talent. When setting compensation levels, we also consider the cost of living in the Boston area.

Our competitive peer groups for our named executive officers include:

•The commercial banks with assets between $10 billion and $20 billion. For executive level positions, we may consider the scale and scope of the role in making a market comparison, often considering division heads of large peers as appropriate market benchmarks, rather than an overall head of a function or business area; and
•The other FHLBanks, particularly for determining mix of pay within the total rewards package due to the similarity in structure, responsibilities, mission, mix-of-pay and total rewards within a cooperative, government-sponsored-enterprise structure.

Peer groups are considered in setting the total rewards package. However, no specific target among the peer groups is selected for named executive officer compensation. Rather, the data is used generally to ensure the total rewards packages remain competitive as determined by the Compensation Committee relative to those peer groups.

The commercial banks with assets between $10 billion and $20 billion peer group serves as a relevant comparator group for competitive positioning of the total rewards package for those positions requiring financial services experience, including the named executive officers. Where this peer group does not include a sufficient number of candidates to generate a statistically valid comparison, we may consider commercial banks with assets between $20 billion and $50 billion as a secondary peer group. Both the Bank and commercial banks engage in wholesale lending and share similarities in several functional areas, particularly middle-office and support areas. The commercial bank peer group consists mostly of banks with multiple product lines/offerings and significant assets. The most significant difference between us and the commercial bank peer group is that we are focused on wholesale banking activities while the peer group generally engages in both wholesale and retail activities. The market analysis focuses on the wholesale activities and excludes retail-focused positions. We worked with McLagan to match several of the positions held by the named executive officers to comparable positions in the commercial banks with assets between $10 billion and $20 billion in the McLagan Compensation Database.

The other FHLBanks serve as one peer group for determining the proportionate mix of pay and benefits. While all of the FHLBanks share the same mission, they may differ in their relative mix of products and services and location among urban and smaller-city locations, both of which impact labor-market competition and compensation. However, due to the FHLBank System's unique cooperative structure, all FHLBanks generally rely on a similarly structured total rewards package for the named executive officers, including base salary, cash incentives, and benefits, since none can offer equity-based compensation opportunities such as those offered at their non-FHLBank labor-market competitors. In 2023, we participated in, and used the results of, the annual McLagan FHLBank System survey of key positions to determine whether the total rewards packages for the named executive officers, including the proportionate mix of pay and benefits, are competitive for each matched position with the addition of a supplemental executive retirement plan as discussed below in more detail.

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

Table 44 - List of Survey Participants

BancFirst Corporation	Federal Home Loan Bank of Indianapolis	Live Oak Bancshares, Inc.
Banner Corporation	Federal Home Loan Bank of New York	Mechanics Bank
Bell State Bank & Trust	Federal Home Loan Bank of Pittsburgh	Merchants Bancorp
Berkshire Hills Bancorp, Inc.	Federal Home Loan Bank of San Francisco	NBT Bancorp Inc.
Bremer Financial Corporation	Federal Home Loan Bank of Topeka	Northwest Bancshares, Inc.
Brookline Bancorp, Inc.	Federal Home Loan Banks - Office of Finance	OceanFirst Bank
Central Bancompany, Inc.	First Bancorp	OceanFirst Financial Corp.
Columbia Financial, Inc.	First Busey Corporation	Pacific Premier Bank
Community Bank System Inc.	First Commonwealth Financial Corporation	Provident Financial Services
CVB Financial Corp.	First Financial Bancorp	Renasant Corporation
Dime Community Bancshares, Inc.	First Financial Bankshares, Inc.	Sandy Spring Bank
Eagle Bancorp Inc. - MD	First Foundation Inc.	Seacoast Banking Corporation of Florida
Enterprise Financial Services Corp	First Merchants Corporation	ServisFirst Bancshares, Inc.
FB Financial Corporation	First United Bank – OK	Stellar Bancorp, Inc.
Federal Home Loan Bank of Atlanta	Heartland Financial USA, Inc.	TowneBank - VA
Federal Home Loan Bank of Boston	Hilltop Holdings Inc.	TriState Capital
Federal Home Loan Bank of Chicago	Hope Bancorp, Inc.	Trustmark Corporation
Federal Home Loan Bank of Cincinnati	Independent Bank Corp.	Veritex Holding
Federal Home Loan Bank of Dallas	Independent Bank Group, Inc.	Washington Trust Bank
Federal Home Loan Bank of Des Moines	International Bancshares Corporation	WesBanco, Inc.

Data from international banks contained results from their U.S. operations only.

Elements of our Compensation Plan and Why Each Element is Selected

We compensate the named executive officers principally based on their performance, skills, experience, and tenure and the criticality of the role through a package that consists of a mix of base salary, annual and deferred cash-incentive opportunities, qualified and nonqualified retirement plans, and various other health and welfare benefits. From time to time, we will also award special cash bonuses outside of an incentive plan to compensate a named executive officer based on unusual or exemplary circumstances. Each compensation element is discussed in greater detail below. Due to our cooperative structure, we cannot offer equity-based compensation programs, so we may offer higher base salaries, in addition to cash- incentive opportunities, and certain retirement benefits to keep our compensation packages competitive relative to the market and to offset the value of compensation that labor-market competitors might offer through equity-based compensation programs. The named executive officers may also be provided with certain additional perquisites. Although we do not engage in benchmarking, the Total Rewards Philosophy provides that our total rewards package, including that for the named executive officers, should be comparable with the total rewards package for matched positions in the primary peer group, which includes commercial banks with assets between $10 billion and $20 billion and the other FHLBanks, as discussed under — Overview of the Labor Market for Senior Managers above. Historically, the Compensation Committee has set total rewards packages for each of the named executive officers so that their total rewards package of base salary, cash incentives, and retirement plans would be comparable with the total rewards packages at the commercial bank peer group, including base salary and incentives, and so that their total cash compensation, that is, base salary plus cash incentives, would be competitive with total cash compensation of the named executive officer's peers at other FHLBanks. The Compensation Committee has been informed by the same data in setting current total rewards packages.

How we Determine the Amount for Each Element of our Compensation Plan

The board sets annual goals and objectives for the chief executive officer to align with our strategic business plan. In general, at the end of each year, the chief executive officer provides the Compensation Committee with a self-assessment of his corporate and individual achievements. Based on the Compensation Committee's evaluation of his performance and review of competitive market data for the defined peer groups, the Compensation Committee determines and approves an appropriate total compensation package. The board of directors, as informed by a market analysis for competitive compensation developed by McLagan, determined and approved a competitive offer for Mr. Barrett as the Bank’s chief executive officer effective December 1, 2021, the date upon which he first assumed the role of president and chief executive officer, and his salary has been adjusted annually generally consistent with merit and adjustment increases granted to staff, including the other named executive officers. In the case of other named executive officers, the chief executive officer reviews individual performance and submits market data and recommendations to the Compensation Committee regarding appropriate compensation. The Compensation Committee reviews these recommendations and submits its recommendations to the full board of directors, which then reviews the recommendations and approves the compensation it considers appropriate, giving consideration to the Total Rewards Philosophy.

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

After review and nonobjection by the FHFA, the Compensation Committee awarded the named executive officers, an increase in base salary on January 22, 2024, with retroactive application to January 1, 2024. In determining the amount of the increases, the Compensation Committee considered market data from the McLagan 2023 Compensation Database - FHLBank Survey, discussed under — Overview of the Labor Market for Senior Managers above, the economic and employment environments.

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

The following table sets forth the base salary increases:

Table 45 - Named Executive Officer Salaries

Name and Principal Position	Pre-Adjustment Annual Base Salary	Post-Adjustment Annual Base Salary	Percent Increase
Timothy J. Barrett	$947,756	$992,774	4.75%
President and Chief Executive Officer

Frank Nitkiewicz	$508,928	$530,557	4.25%
Executive Vice President, Chief Operating Officer and Chief Financial Officer

Barry F. Gale	$341,908	$359,003	5.00%
Senior Vice President, Chief Human Resources Officer and Office of Minority and Women Inclusion Director

Sean R. McRae	$371,199	$389,759	5.00%
Senior Vice President and Chief Information Officer

Keith R. Walsh	$338,263	$361,941	7.00%
Senior Vice President and General Counsel
2024 Executive Incentive Plan

General Overview of Executive Incentive Plans

Executive incentive plans, such as the 2024 EIP, are cash incentive plans which are reviewed and may be adopted by the Compensation Committee or the board on an annual basis. While executive incentive plans are not necessarily adopted every year, in recent years we have adopted them annually. Generally, executive incentive plans are used to promote achievement of strategic objectives by aligning cash incentive opportunities for those in key leadership roles, including the named executive officers, with our financial performance and strategic priorities. These incentive opportunities are also designed to facilitate retention and commitment of key officers. Executive incentive plans generally include specific goals, such as goals based on profitability, business growth, regulatory examination results and remediation, and operational goals for those in key leadership roles, including the named executive officers.

The Compensation Committee reviews each component of the 2024 EIP's plan design, including eligible participants for Management Committee and any named executive officers determined in accordance with SEC regulations, goals, goal weighting, achievement levels, and payout opportunities for Management Committee and any named executive officers determined in accordance with SEC regulations. The Compensation Committee administers the 2024 EIP and has full power and binding authority to construe, interpret, and administer the 2024 EIP, and other EIP's, and adjust them for relevant and unforeseen circumstances. Such circumstances may include, without limitation, changes in business strategy, termination or commencement of business lines, impact of economic fluctuations, growth or consolidation of the membership base, net income above or below the level projected in the Bank’s Strategic Business Plan, or regulatory or other changes impacting us or the FHLBank System. The Compensation Committee may not make adjustments for extraordinary circumstances that include changes to goals, weights, or levels of achievement without resubmission to the FHFA.

Purpose of the 2024 EIP

The 2024 EIP was intended to:

•promote achievement of our financial plan and strategic objectives in our annual strategic business plan;
•provide a total rewards package that is competitive with other financial institutions in the labor markets in which we compete, including other Federal Home Loan Banks; and
•facilitate the retention and commitment of those in key leadership roles.

2024 EIP Plan Design

The 2024 EIP was designed to:

•reflect our commitment to our mission of providing reliable liquidity and funding to member institutions and supporting affordable housing and community development;
•reflect a reasonable assessment of our financial situation and prospects;
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

2024 EIP Incentive Goals

The 2024 EIP's goals were derived from, or are consistent with, our strategic business plan and objectives and were generally weighted based on desired business outcomes. The goal achievement levels have generally been set so that the target achievement level is consistent with projections in our strategic business plan. For certain nonfinancial EIP goals for which there is no direct reference in the strategic business plan, the goals and goal achievement levels are established consistent with our strategic objectives and the impact of achievement of the objectives. The 2024 EIP does not contain individual performance award opportunities for the named executive officers. To mitigate unnecessary or excessive risk-taking, the 2024 EIP contains measures for overall performance that are achieved through Bank-wide collaboration of activity but cannot be individually attained or altered by participants in the 2024 EIP.

Under the 2024 EIP, each named executive officer received, in March 2025, 50 percent of the total incentive award earned as of December 31, 2024, and the remainder of the award was deferred and will be paid in March 2027, including an interest credit based on the compounded average of daily SOFR from January 1, 2025 through December 31, 2026 (the EIP Deferred Award), subject to certain qualifications as explained in Additional Conditions to Deferred Award. As described in greater detail under Determination of Awards under the 2024 EIP, the Compensation Committee maintains authority over all awards under the 2024 EIP, however, the 2024 EIP prohibits award payouts to participants that do not receive a performance rating of “meets expectations” or better.

2024 EIP Incentive Goals and Actual Achievement

The 2024 EIP included the following incentive goals for the named executive officers:

•Core return on equity: core return on equity (as such term is defined in the 2024 EIP and referred to in this report as core return on equity) means A divided by B. “A” is net income for fiscal year 2024 reported in accordance with GAAP that excludes or adjusts the timing of recognition of: (a) fee income resulting from the exercise of prepayment options on financial instruments (net of gains or losses from the unwinding of hedges) less imputed amortization of historical prepayment fee income; (b) debt retirement costs (net of gains or losses from the unwinding of hedges) less imputed amortization of historical debt retirement costs; (c) net unrealized gains and losses attributable to derivatives and hedging activities and net unrealized gains and losses on trading securities; (d) imputed amortization of premiums and accretion of discounts on investment securities classified as trading securities; and (e) interest expense on mandatorily redeemable capital stock. “B” is the sum of (a) the Bank’s average daily balance of capital stock, including mandatorily redeemable capital stock, outstanding during fiscal year 2024; and (b) the Bank’s average daily balance of retained earnings during fiscal year 2024.The difference between GAAP return on equity and this measure of core return on equity is that GAAP return on equity does not provide for the adjustments described above, and core return on equity includes shares classified as mandatorily redeemable capital stock and excludes accumulated other comprehensive income as components of equity. Achievement of this goal was subject to compliance with our market value of equity to par stock ratio and internal unfloored duration of equity limits for at least 10 of the 12 months of the year. We complied with these limits for 12 months. These limits are described under Part II — Item 7A — Quantitative and Qualitative Disclosures about Market Risk — Measurement of Market and Interest-Rate Risk and Related Policy Constraints.
•Member users of housing and community investment programs: This goal measures utilization of various types of HCI programs by members. A member user is defined as a member that enrolls (i.e., receives a commitment of funding from the HCI program to support the member’s commitment to fund a loan to its customer) one or more qualifying transactions into the JNE, HOW, LUH, or EBP, or submits a completed application for the Affordable Housing Program, in 2024. The total number of member users is the sum of member users in the aforementioned HCI programs, counted separately for each program. A given member will count only once per HCI program and the count of members will stop once the initial funding allocation established at the beginning of 2024 is exhausted.
•Voluntary program commitments: This goal measures the establishment and level of committed funding to the voluntary programs. For purposes of the Threshold and Target levels of performance, our voluntary programs include JNE, HOW, and LUH, and, for the Excess level of performance, in addition to achieving Target, we must develop a new voluntary lending program targeting community development financial institutions and commit 90% of allocated subsidies by year end 2024.
•Community investment advance programs: This goal measures the level of advances activity with members to fund eligible loans supporting community investments through certain advance products. We must commit the amounts shown at each level by December 31, 2024, where an advance is considered to have been committed when we have committed to a specific product, funding amount, disbursement date, maturity date, and rate (i.e., an advance has been “opened”).
•Depository member product utilization: This goal measures utilization of the Bank’s products by depository members. For each product category – advances, housing and community investment products, letters of credit, and mortgage partnership finance – the Bank will determine the number of depository members utilizing each product in 2024. The goal will be based on the sum across the four categories of the number of members utilizing each category. A given member may be counted up to four times depending on the number of product categories in which that member participates; a given member will be counted only once for each product category.
•Insurance member advances utilization: This goal measures utilization of the Bank’s various types of advances by insurance members. Achievement of the goal is determined by insurance company members’ utilization of certain advances in 2024 with each advance type accumulating a number of points to be tabulated after year end. Daily cash manager advances (i.e., overnight advances), except those for less than $100,000, receive 1 point, with each insurance company member counted only once. Advances with terms greater than 1 day but less than 30 days receive 2 points with each insurance company member counted only once. Advances with terms greater than or equal to 30 days and less than 1 year receive 3 points, with each insurance company member counted only once. Advances with terms greater than 1 year receive 4 points for each such advance opened in 2024, and there is no limit to how many times an insurance company member may be counted. For advances where the Bank holds the option to cancel, the final maturity of the advances shall be used to determine the term of the advance. For advances where the member holds the option to cancel (or floating rate advances where the member can prepay without a fee on reset dates) and (a) the first call (reset) date is less than 1 year from the open date, the first call (reset) date will determine the term of the advance and the advance will count only once or (b) the first call (reset) date is one year or longer from the open date, there is no per-member limit.
•Operational risk reduction: The purpose of this goal is to identify business workflows with operational risks and develop plans to mitigate such risks through system or process improvements including automation where appropriate. Identification of business workflows will be based on discussion with business owners regarding the likelihood of adverse events arising from human error or ineffective systems and processes, and the benefits and costs of risk mitigation. The Threshold level of performance also requires the achievement of certain regulatory goals during 2024.
•Diversity, equity, and inclusion leadership alignment: Each plan participant must have an approved and documented experience or business result in either the internal or external dimension of the Bank’s annual strategic plan. Externally, the plan participant must increase the visibility of the Bank as an employer of choice for diverse talent or business partners. Internally, the plan participant must actively engage a Bank business resource group or a strategic initiative aligned with the diversity objectives related to capital markets, housing and community investment, workforce or supplier.

Table 46 - 2024 EIP Goals and Achievement

Goal	Weighting	Threshold	Target	Excess	Achievement
Core return on equity, subject to risk limits	30%	5.62 percent (1)	6.89 percent (1)	8.16 percent (1)	Between target and excess (2)
Member users of HCI programs	10%	179	223	268	Between target and excess
Voluntary program commitments	10%	Launch current voluntary programs by April 30, 2024, and commit 90% of allocated subsidies to current programs	Threshold, and commit 97% of allocated subsidies to current programs	Target, and launch new voluntary program targeting CDFIs and commit 90% of that program’s allocated subsidies	Excess
Community investment advance programs	10%	$321 million	$535 million	$749 million	Between threshold and target
Depository member product utilization	10%	314	348	383	Excess
Insurance member advances utilization	5%	80	95	109	Excess
Operational risk reduction	15%	Operational Risk Committee to recommend development of risk mitigation plans for 8 business workflows by April 30, 2024.	Threshold, Bank management to develop risk mitigation plans for 8 business workflows and implement 2 plans by December 31, 2024.	Target, and implement 2 additional risk mitigation plans by December 31, 2024.	Target
Diversity leadership alignment	10%	All EIP participants (100%) will have submitted documentation, and received approval for their identified internal or external experience(s) or business results; including, a business-aligned statement and tentative experience completion date.	Threshold, and complete all experiences and provide supporting documentation by December 15, 2024.	Target, and at least 50% of eligible participants have completed two or more experiences impacting our Bank’s DEI Strategic Plan by December 15, 2024.	Excess
___________________________
(1)These performance levels were adjusted from the amounts originally established in the 2024 EIP. The 2024 EIP provides that the originally established performance levels were to be adjusted up or down by 0.9 basis points for every basis point by which the average daily federal funds rate deviated from the 4.55 percent assumed in our strategic business plan. In 2024, the average daily federal funds rate deviation was 59 basis points, resulting in an increase of 53 basis points to each performance level.
(2)For awards under the 2024 EIP’s core return on equity goal, the Compensation Committee exercised its discretion to interpret the 2024 EIP and adjust for any relevant and unforeseen circumstances as permitted under the 2024 EIP, as described under General Overview of Executive Incentive Plans. The Compensation Committee excluded expenses related to the MPF Rate Buydown – a new voluntary program – and other unbudgeted voluntary contributions to AHP programs, reduced core net income by the imputed statutory AHP expense reduction associated with the unbudgeted voluntary contribution to AHP programs, and excluded from core net income amounts attributed to a correction of an immaterial 2023 accounting error that would have, if included, increased 2024 core net income.

Incentive Opportunities under the 2024 EIP

Incentive opportunities under the 2024 EIP are based on each named executive officer's base salary at December 31, 2024 (referred to as 2024 incentive salaries).

At the conclusion of 2024, individual awards were calculated based on goal achievement as of December 31, 2024. Participants received 50 percent of such award in a cash payment in March 2025, following non-objection by the FHFA and approval of the Compensation Committee, and the remainder is to be paid as the Deferred Award in March 2027. Table 47 sets forth the total incentive opportunities available under the 2024 EIP, including both the payment made in March 2024 and the amount deferred until March 2027, expressed as percentages of the named executive officers' 2024 incentive salaries:

Table 47 - Total Incentive Opportunity

	Incentive Opportunity
	Threshold	Target	Excess
President	50.0%	75.0%	100.0%
Chief Operating Officer & Chief Financial Officer	36.0%	60.0%	84.0%
All Other Named Executive Officers	30.0%	50.0%	70.0%

Determination of Awards under the 2024 EIP

Awards for the goals under the 2024 EIP were based on goal achievement determined objectively at the conclusion of the year. If the result for the goal is less than the threshold level of achievement, the award for that goal is zero absent an act of discretion.

For the 2024 EIP, the levels of achievement are detailed in Table 46, with one goal achieving between threshold and target, one goal achieving target, two goals achieving between target and excess, and the remaining four goals achieving at or above excess.

In administering the 2024 EIP, as with prior EIPs, the Compensation Committee determined that participants would receive an interpolated award for having exceeded threshold levels for the 2024 EIP. In such instances, the award for each goal would be calculated according to the following formula:

Award for Each Goal	=	Goal Weight	X	Incentive Opportunity for Level of Achievement or Interpolated Level of Achievement	X	2024 Incentive Salary

Our staff calculated the named executive officers' awards under the 2024 EIP goals, in accordance with year-end results, as adjusted by the Compensation Committee, and the foregoing formulas. The Compensation Committee discussed recommendations from Mr. Barrett and adopted the recommendations and staff calculations.

Based on those calculations and recommendations, the combined incentive awards under the 2024 EIP were calculated, by goal, as follows:

Table 48 - Total 2024 EIP Awards as Calculated by Goal

Participant	Core Return on Equity	Member Users of HCI Programs	Voluntary Program Commitments	Community Investment Advance Programs	Depository Member Product Utilization	Insurance Member Advances Utilization	Operational Risk Reduction	Diversity Leadership Alignment	Total Award
Mr. Barrett	$246,826	$74,766	$94,776	$53,699	$94,776	$47,388	$106,623	$94,776	$813,630
Mr. Nitkiewicz	108,918	32,435	42,750	21,575	42,750	21,375	45,804	42,750	358,357
Mr. Gale	60,977	18,158	23,934	12,079	23,934	11,967	25,643	23,934	200,626
Mr. McRae	66,202	19,715	25,984	13,113	25,984	12,992	27,840	25,984	217,814
Mr. Walsh	60,329	17,966	23,678	11,950	23,678	11,839	25,370	23,678	198,488

The named executive officers received 50 percent of the total 2024 EIP award (i.e., 50 percent of the “total award” in Table 48) in a cash payment in March 2025, following approval of the Compensation Committee and non-objection by the FHFA. The remainder of the total award (i.e., the “deferred amount” in Table 48) was deferred and will be paid in March 2027, in an amount equal to the Deferred Award, subject to certain forfeiture provisions as explained in Additional Conditions to Deferred Awards.

Additional Conditions to Deferred Awards

Deferred Awards are subject to the following conditions:

•Participants must be employed by us on December 31, 2026, to receive the Deferred Awards, although participants that terminate employment by reason of death or disability or who are eligible to retire prior to that date may receive payment of the award in certain instances, as detailed in the 2024 EIP.
•Subject to the discretion of the Compensation Committee the Deferred Awards may be reduced (but not to a number that is less than zero) for some or all participants, as applicable, if, during calendar years 2025 and/or 2026, any of the following occurs such that if it had occurred prior to the year-end 2024 calculations, it would have negatively impacted the goal results and reduced the associated payout calculation:
▪operational errors or omissions result in material revisions to our 2024 financial results, information submitted to the FHFA, or data used to determine the total award at year-end 2024;
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

Retirement and Deferred Compensation Plans

We offer participation in qualified and nonqualified retirement plans to the named executive officers as key elements of our total rewards package. The benefits received under these plans are intended to enhance the competitiveness of our total compensation and benefits relative to the market by complementing the named executive officers' base salary and cash incentive opportunities. We currently maintain three retirement plans, in which the named executive officers participate, including:

•Pentegra Defined Contribution Plan for Financial Institutions (the Pentegra Defined Contribution Plan), a 401(k) plan, under which we match employee contributions for all eligible employees;
•Thrift Benefit Equalization Plan (the Thrift BEP), a nonqualified, unfunded defined contribution plan with a deferred compensation feature, which is available to the named executive officers, directors, and such other personnel as determined by the board of directors; and
•Supplemental Executive Retirement Plan (SERP). The Bank adopted a SERP on June 7, 2024, to be effective as of January 1, 2024. The SERP is a nonqualified, unfunded defined contribution plan for the Bank's participating executives as designated by the board of directors.

We have implemented changes to our retirement and deferred compensation plans that the Compensation Committee believes will continue to keep our total rewards package competitive, particularly compared with labor market competitors.

On January 1, 2024, future benefit accruals ceased for all participating employees, including the named executive officers, under the Pentegra Defined Benefit Plan for Financial Institutions (the Pentegra Defined Benefit Plan) and the Pension Benefit Equalization Plan (the Pension BEP). Further, on June 27, 2024, the Bank completed an acceptance agreement with Midland National Life Insurance Company pursuant to which we transferred to them the future benefit obligations and annuity administration for participants in the Pentegra Defined Benefit Plan. As such, we are no longer a party to the Pentegra Defined Benefit Plan. For additional information see Part IV — Item 15 — Exhibits, Financial Statements Schedules.

As of January 1, 2024, the Bank began making non-elective contributions to the Pentegra Defined Contribution Plan for all employees, including the named executive officers, intended to partially offset the effects of freezing, and ultimately transferring, the Pentegra Defined Benefit Plan. The Bank contributes an amount equal to six percent of the eligible employee’s base salary to the plan.

As of January 1, 2024, the Bank began making non-elective contributions to the Thrift BEP for all eligible executive participants, intended to mitigate the effects of freezing, and ultimately transferring, the Pentegra Defined Benefit Plan. For each executive participant in the Thrift BEP eligible for non-elective contributions in a plan year, the Bank contributes an amount equal to (a) six percent (6%) of the eligible executive’s compensation and incentive compensation, prior to reduction for any elective deferrals under the Thrift BEP, determined without regard to limitations of the Internal Revenue Code, minus (b) the non-elective, non-matching Bank contribution applicable to that executive under the terms of the Pentegra Defined Contribution Plan with respect to the same period. Additional information regarding these plans can be found with the Nonqualified Deferred Compensation table below.

In 2024, the Bank began making non-elective contributions to the SERP for all eligible executive participants as of January 1, 2024. For each executive participant in the SERP eligible for non-elective contributions in a plan year, the Bank contributes an amount equal to eight percent of the eligible executive’s compensation and incentive compensation, prior to reduction for any elective deferrals under Thrift BEP, determined without regard to limitations of the Internal Revenue Code. The SERP is designed to mitigate the effect to the Bank’s Total Rewards package resulting from the freeze of the Bank's qualified and nonqualified defined benefit retirement plans as of January 1, 2024.

All benefits payable under the SERP and Thrift BEP are paid solely out of our general assets, or from assets set aside in rabbi trusts subject to the claims of our creditors in the event of our insolvency. Additional information regarding these plans can be found with the Nonqualified Deferred Compensation table below.

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

Equity Compensation

Our stock cannot be owned by individuals, and can only be purchased and sold between a member and the Bank at par. Therefore, equity-based compensation is not an element of the Bank’s compensation program.

Potential Payments upon Termination or Change in Control

Employment Agreement with Mr. Barrett

We entered into an employment agreement with Mr. Barrett, effective as of December 1, 2021 (the Employment Agreement). The board of directors determined that having the employment agreement in place would be an effective tool to recruit and retain Mr. Barrett as the president and chief executive officer. The Employment Agreement had an initial term of three years and subsequently renews for one-year periods unless either party elects to not renew. Under the Employment Agreement, Mr. Barrett is provided access to a Bank-owned or -leased vehicle at a cost not to exceed $900 per month and a reserved parking space at a location convenient to the Bank’s headquarters. Through 2024, the Bank leased a vehicle for Mr. Barrett’s use, with such lease including an approximately $16,500 down payment, plus taxes and fees, and $865 monthly payments. In January 2025, the Bank purchased the leased vehicle for Mr. Barrett's continued use. Also, under the Employment Agreement, Mr. Barrett is entitled to participate in all incentive, savings, and retirement plans and programs available to senior executives at the Bank. Also, under the Employment Agreement, Mr. Barrett’s employment may be terminated by the Bank with or without “cause”, as therein defined, or by Mr. Barrett with or without “good reason” as therein defined with severance payable to Mr. Barrett upon termination by the Bank without “cause” or resignation by Mr. Barrett with “good reason.” These severance benefits for Mr. Barrett are discussed below under Post-termination Payments.

Employment Status and Severance Policy

Pursuant to the FHLBank Act, our employees, including the named executive officers as of December 31, 2024, are "at will" employees. Each may resign his or her employment at any time, and we may terminate his or her employment at any time for any reason or no reason, with or without cause, and with or without notice. Under our severance policy, all regular full- and part-time employees who work at least 1,000 hours per year whose employment is terminated involuntarily for reasons other than "cause," (as determined by us at our sole discretion), are provided with severance packages reflecting their status in the organization and tenure. Severance packages for employees leaving by mutual agreement or terminated for cause is at our sole discretion, provided that such severance shall not exceed that paid to employees terminated involuntarily for reasons other than cause. The severance policy does not constitute a contractual relationship between the Bank and the named executive officers, and we reserve the right to modify, revoke, suspend, terminate, or change the severance policy at any time without notice.

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

Compensation Tables

The following table and accompanying footnotes set forth all compensation attributed to our named executive officers for the years ended December 31, 2024, 2023, and 2022, which includes deferred amounts.

Table 49 - Summary Compensation for 2024, 2023 and 2022

Name and Principal Position	Year	Salary(1)	Bonus(2)	Non-equity Incentive Plan Compensation Short-Term(3)(4)	Non-equity Incentive Plan Compensation Long-Term	Change in Pension Value and Nonqualified Deferred Compensation Earnings(5)(6)	All Other Compensation (7)	Total
Timothy J. Barrett	2024	$955,046	$—	$952,276	$—	$7,000	$344,306	$2,258,628
President and Chief Executive Officer	2023	913,500	—	894,917	—	1,304,000	79,771	3,192,188
	2022	870,000	—	603,200	113,577	336,000	86,835	2,009,612

Frank Nitkiewicz	2024	512,843	—	417,821	—	—	177,023	1,107,687
Executive Vice President, Chief Operating Officer and Chief Financial Officer	2023	490,533	—	409,767	—	439,000	53,117	1,392,417
	2022	454,198	—	258,711	122,084	—	48,081	883,074

Barry F. Gale	2024	344,538	—	234,704	—	—	107,416	686,658
Senior Vice President, Chief Human Resources Officer and Office of Minority and Women Inclusion Director	2023	327,969	711	233,901	—	223,000	29,181	814,762
	2022	312,351	—	148,263	83,957	—	27,556	572,127

Sean R. McRae	2024	374,054	709	254,990	—	—	117,161	746,914
Senior Vice President and Chief Information Officer	2023	357,782	—	256,098	—	196,000	31,994	841,874
	2022	340,745	—	161,740	94,257	—	30,614	627,356

Keith R. Walsh	2024	340,865	—	215,565	—	—	93,351	649,781
Senior Vice President and General Counsel
_______________________
(1)Amounts shown are not reduced to reflect the named executive officers' elections, if any, to defer receipt of salary into the Pentegra Defined Contribution Plan, the Thrift BEP. Amounts reflect adjustments to annual base salaries resulting from our biweekly payroll schedule in which employees, including the named executive officers, earn additional days of salary if the actual number of business days in the year exceeds 260.
(2)In 2024, Mr. McRae received an additional bonus of $709 as a cash award for 10 years of service. In 2023, Mr. Gale received an additional bonus of $711 as a cash award for 10 years of service. The amount of these service awards is the same as would have been paid to any employee who completed the same number of years of service.
(3)The amounts reflect the total awards paid or deferred under the respective year’s EIP for services performed during the years ended December 31, 2024, 2023, and 2022, respectively, with 50 percent of that award paid in March 2025, March 2024, and March 2023, respectively, and the remainder to be paid in March 2027, March 2026, and March 2025 in an amount equal to that year’s Deferred Award, subject to satisfaction of certain qualifiers detailed in Additional Conditions to Deferred Awards. The amounts for 2024 also reflect interest for any vested Deferred Awards under the 2022 EIP, which was adjusted to reflect unbudgeted voluntary contributions to AHP programs, similar to the 2024 EIP achievement levels.
(4)In accordance with FHFA guidance, maximum total incentive opportunity, inclusive of annual and deferred awards, to be paid in a plan year cannot exceed 100% of the plan year’s base salary.
(5)The amounts shown reflect the actuarial increase/decrease in the present value of the named executive officer's benefits under all pension plans established by us determined using interest-rate and mortality-rate assumptions consistent with those used in our financial statements. No amount of above market earnings on nonqualified deferred compensation is reported because above market rates are not possible under the Thrift BEP and SERP, the only such plans that we offer. On January 1, 2024, future benefit accruals ceased for all employees under the Pentegra Defined Benefit Plan, a funded, tax-qualified, noncontributory plan that provided retirement benefits for all eligible employees including the named executive officers, and on June 27, 2024, the Bank transferred liability of the Pentegra Defined Benefit Plan to Midland National Life Insurance Company. Additionally, as of January 1, 2024, further benefit accruals ceased for all employees under the

Pension BEP, a nonqualified, unfunded defined benefit plan covering certain senior officers, as defined in the plan, which includes the named executive officers and other personnel as determined by the board of directors.
(6)The change in pension values under the Pentegra Defined Benefit Plan and Pension BEP for all named executive officers, except Mr. Barrett decreased in 2024, for Mr. Nitkiewicz by $220,000, Mr. Gale by $34,000, Mr. McRae by $57,000, and Mr. Walsh by $74,000. Similar decreases in 2022 were for Mr. Nitkiewicz $1,927,000, Mr. Gale $136,000, and Mr. McRae $278,000. In accordance with SEC guidance, the amounts reported in the table are $0.
(7)See Table 50 - Other Compensation for amounts, which include our match on employee contributions to the Thrift BEP and the Pentegra Defined Contribution Plan, our non-elective contribution to the SERP, insurance premiums paid by us with respect to supplemental life insurance and perquisites.

Table 50 - Other Compensation

Name	Year	Contributions to Defined Contribution Plans(1)	Insurance Premiums	Perquisites(2)	Total
Timothy J. Barrett	2024	$326,616	$—	$17,690	$344,306
	2023	79,771	—	—	79,771
	2022	69,258	—	17,577	86,835

Frank Nitkiewicz	2024	167,262	9,761	—	177,023
	2023	44,560	8,557	—	53,117
	2022	40,438	7,643	—	48,081

Barry F. Gale	2024	107,416	—	—	107,416
	2023	29,181	—	—	29,181
	2022	27,556	—	—	27,556

Sean R. McRae	2024	117,161	—	—	117,161
	2023	31,994	—	—	31,994
	2022	30,614	—	—	30,614

Keith R. Walsh	2024	93,351	—	—	93,351
_______________________
(1)    Amounts include our contributions to the Pentegra Defined Contribution Plan, Thrift BEP and the SERP. Contributions to the Thrift BEP are also shown in Table 53 - Nonqualified Deferred Compensation below. There were no contributions, earnings, or account balances related to the SERP until after December 31, 2024, so these amounts are not included in Table 53 – Nonqualified Deferred Compensation below.
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
•    100 percent after six months of service and during the second and third years of employment.
•    150 percent during the fourth and fifth years of employment.
•    200 percent following completion of five or more years of employment.
In addition to the matching contribution, we contribute six percent of an employee’s base salary to the Pentegra Defined Contribution Plan. Participant deferrals are limited on an annual basis by Internal Revenue Code (IRC) rules. For 2024, the maximum elective deferral amount was $23,000 (or $30,500 per year for participants who attain or exceed age 50 in 2024), and the maximum matching contribution under the terms of the Pentegra Defined Contribution Plan was $20,700 (3 percent multiplied by two multiplied by the $345,000 IRC compensation limit).
A description of the Thrift BEP and SERP follows Table 53 - Nonqualified Deferred Compensation.
See Retirement and Deferred Compensation Plans above for a description of changes we have made to the Pentegra Defined Contribution Plan and the Thrift BEP.

(2)    Amounts for Mr. Barrett include the following perquisites: personal use of a Bank-leased vehicle, parking, and spousal travel expenses.

The following table shows the potential payouts for our non-equity incentive plan awards under the 2024 EIP, for our named executive officers:

Table 51 - Grants of Plan-Based Awards for Fiscal Year 2024

			Estimated Possible Payouts Under Non-equity Incentive Plan Awards (1)
Name	2024 EIP Award	Payout Date	Threshold	Target	Excess
Mr. Barrett	Year-end Award	March 2025	$236,939	$355,409	$473,878
	Deferred Amount	After December 31, 2026	236,939	355,409	473,878
Mr. Nitkiewicz	Year-end Award	March 2025	91,607	152,678	213,750
	Deferred Amount	After December 31, 2026	91,607	152,678	213,750
Mr. Gale	Year-end Award	March 2025	51,286	85,477	119,668
	Deferred Amount	After December 31, 2026	51,286	85,477	119,668
Mr. McRae	Year-end Award	March 2025	55,680	92,800	129,920
	Deferred Amount	After December 31, 2026	55,680	92,800	129,920
Mr. Walsh	Year-end Award	March 2025	50,739	84,566	118,392
	Deferred Amount	After December 31, 2026	50,739	84,566	118,392
______________________
(1)    The estimated payouts for the Year-end Award and Deferred Amount each represent 50 percent of the total awards under the 2024 EIP that could have been earned by the respective named executive officer for 2024. The actual amounts awarded are reflected in Table 49 - Summary Compensation for 2024, 2023 and 2022. See Executive Incentive Plan above for further discussion of performance goals and plan payouts.

Retirement Plans

Table 52 - Pension Benefits

Name	Plan Name	No. of Years of Credited Service(1)	Present Value of Accumulated Benefit(2)	Payments During Year Ended December 31, 2024
Timothy J. Barrett	Pentegra Defined Benefit Plan	12.17	$1,027,000	$—
	Pension BEP	13.17	2,783,000	—
Frank Nitkiewicz	Pentegra Defined Benefit Plan	31.83	2,525,000	—
	Pension BEP	32.83	3,756,000	—
Barry F. Gale	Pentegra Defined Benefit Plan	9.67	783,000	—
	Pension BEP	10.67	529,000	—
Sean R. McRae	Pentegra Defined Benefit Plan	8.67	530,000	—
	Pension BEP	9.67	582,000	—
Keith R. Walsh	Pentegra Defined Benefit Plan	12.08	286,000	—
	Pension BEP	13.08	139,000	—
_______________________
(1)Equals number of years of credited service as of December 31, 2023.
(2)    On January 1, 2024, future benefit accruals under the Pension BEP ceased for all employees, including the named executive officers.

The Pentegra Defined Benefit Plan provided retirement benefits for eligible employees, including the named executive officers. As discussed in — Retirement and Deferred Compensation Plans, on January 1, 2024, future benefit accruals under the plan ceased for all employees, including the named executive officers. The Pentegra Defined Benefit Plan excludes hourly paid employees, flex staff, and short-term employees from participation. Participants are 20 percent vested in their retirement benefit after the completion of two years of employment and vest at an additional 20 percent per year thereafter until they are fully vested after the completion of six years of employment. Participants who have reached age 65 are automatically 100 percent vested, regardless of completed years of employment. All of the named executive officers were participants in the Pentegra Defined Benefit Plan and are 100 percent vested in their benefits pursuant to the plan's provisions.

Benefits under the Pentegra Defined Benefit Plan are based on the participant's years of service and earnings, defined as base salary excluding the participant's voluntary contribution to the Thrift BEP, subject to the applicable U.S. IRC limits on annual earnings. In general, participants' benefits are calculated as 2.00 percent multiplied by the participant's years of benefit service multiplied by the high three-year average salary. Annual benefits provided under the plan are subject to IRC limits, which vary by age and benefit option selected. The regular form of benefit is a straight life annuity with a 12 times initial death benefit feature. Lump sum and other additional payout options are also available. Participants are eligible for a lump sum option beginning at age 45. Benefits are payable in the event of retirement, death, disability, or termination of employment if vested. Normal retirement under the plan is age 65, but a participant may elect early retirement as early as age 45. However, if a participant elects early retirement, the normal retirement benefit is reduced by an early retirement factor based on the participant's age when beginning early retirement. If the sum of the participant's age and vesting service at the time of termination of employment is at least 70, that is, the "Rule of 70," the benefit is reduced by an early retirement factor of one and a half percent per year for each year that payments commence before age 65. If age and vesting service do not equal at least 70, the benefit is reduced by a higher early retirement factor.

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

As discussed in — Retirement and Deferred Compensation Plans, further benefit accruals under both the Pentegra Defined Benefit Plan and the Pension BEP ceased on January 1, 2024, for all employees, including the named executive officers. Total benefits payable under both the Pentegra Defined Benefit Plan and the Pension BEP are subject to an overall maximum annual benefit amount not to exceed a specified percentage of high three-year average salary as applicable as follows: Mr. Barrett, 80 percent as president; Mr. Nitkiewicz, 70 percent as executive vice president; and Mr. Gale, Mr. McRae, and Mr. Walsh 65 percent as senior vice presidents. Our only named executive officer that reached the maximum annual benefit amount prior to these plans being frozen on January 1, 2024, is Mr. Nitkiewicz. All benefits payable under the Pension BEP are paid solely from either our general assets or from assets held in a rabbi trust subject to the claims of our creditors in the event of the Bank's insolvency. The Pension BEP requires that we contribute at least annually to any rabbi trust so established an amount to fund participant benefits on a plan termination basis and anticipated administrative, trust and investment advisory expenses that may be paid by the trust over the next 12 months. Retirement benefits from the Pentegra Defined Benefit Plan and the Pension BEP are not subject to any offset provision for Social Security benefits. See — Retirement and Deferred Compensation Plans for a description of changes we are making to the Pentegra Defined Benefit Plan and the Pension BEP.

Nonqualified Deferred Compensation

Table 53 - Nonqualified Deferred Compensation

Name	Executive Contributions in Year Ended December 31, 2024(1)	Our Contributions in Year Ended December 31, 2024(2)	Aggregate Earnings in Year Ended December 31, 2024	Aggregate Withdrawals/ Distributions	Aggregate Balance at December 31, 2024
Timothy J. Barrett	$48,482	$152,530	$76,182	$—	$810,047
Frank Nitkiewicz	32,205	60,719	213,025	—	1,380,421
Barry F. Gale	20,018	26,968	27,347	—	277,004
Sean R. McRae	18,154	35,272	41,880	—	404,436
Keith R. Walsh	36,887	16,198	12,863	—	126,562
_______________________
(1)Amounts are also reported as salary in Table 49 - Summary Compensation for 2024, 2023 and 2022.
(2)Amounts are also reported as contributions to defined contribution plans in Table 50 - Other Compensation.

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

Participants may withdraw contributions under either plan's hardship provisions and may also begin to receive distributions while still employed through scheduled distribution accounts.

The Thrift BEP and the SERP provide participants an opportunity to defer taxation on income and to make up for benefits that would have been provided under the Pentegra Defined Contribution Plan except for IRC limitations on annual contributions under 401(k) plans and mitigate the impact of the loss of the Pentegra Defined Benefit Plan. The Thrift BEP also provides participants with an opportunity for incentive compensation to be deferred and matched. The Compensation Committee and board of directors approve participation in the Thrift BEP and the SERP. All of the named executive officers are current participants. All benefits payable under the Thrift BEP and the SERP are paid solely from our general assets or from assets held in a rabbi trust subject to the claims of our creditors in the event of the Bank's insolvency. The Thrift BEP requires us to contribute at least quarterly to any rabbi trust established for the Thrift BEP an amount to fund participant benefits on a plan termination basis. A rabbi trust was established for the Thrift BEP effective as of January 1, 2010. The SERP requires us to annually, by March 31st of the following year, contribute to any rabbi trust established or used for the SERP an amount to fund participant benefits, with such a rabbi trust being established for the SERP effective as of January 1, 2024.

Post-termination Payments

The following is a discussion of the policies and arrangements to which a named executive officer becomes subject upon certain termination events, with or without a change in control of the Bank. During 2024, all named executive officers were covered by the Bank’s severance policy and the Executive Severance Plan. In addition, Mr. Barrett is covered by an employment agreement. The severance policy, Executive Severance Plan and Mr. Barrett’s employment agreement are also discussed above in “Potential Payments upon Termination or Change in Control.” The Bank’s EIPs provide for payment to executives who are employed as of December 31 of the EIP year or, subject to recommendation by our president and chief executive officer and review and approval by the Compensation Committee and non-objection by the FHFA, whose employment has terminated prior to December 31 of the EIP year for death, disability or retirement. The terms cause, change in control, good reason, disability, retirement, and qualifying termination are defined in the respective policy, plan or agreement, as applicable.

Severance Policy

As chief executive officer, Mr. Barrett is eligible for 12 months of base pay under the severance policy. As executive officers, Mr. Nitkiewicz, Mr. Gale, Mr. McRae, and Mr. Walsh are eligible for a minimum of six months and a maximum of 12 months of base pay under the severance policy, depending on their tenure of employment. Severance payable to the executives in connection with a change in control is discussed in the Executive Severance Plan section below. All severance packages under the severance policy for executive officers, including the named executive officers, must have the approval of the chief executive officer and the Compensation Committee, and may also require the non-objection of the FHFA, prior to making any award under the severance policy.

Under our severance policy and based on status in the organization and tenure, for Mr. Nitkiewicz and Mr. Walsh the payment amount is equal to approximately twelve months' base salary, for Mr. Gale the payment is equal to approximately eleven months' base salary, and for Mr. McRae the payment is equal to approximately ten months’ base salary, all based on annual salary in effect on December 31, 2024.

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

Executive Severance Plan

We maintain an Executive Severance Plan that provides certain payments and benefits in the event of a qualifying termination following a change in control. The Executive Severance Plan applies to employees or officers who are designated by the Bank’s board of directors as participants and who execute a participation agreement in which the participants agrees to certain protective covenants including a non-solicitation agreement. The Bank’s board of directors designated Mr. Barrett, Mr. Nitkiewicz, Mr. Gale, Mr. McRae, and Mr. Walsh in addition to certain other executive officers, as participants in the Executive Severance Plan and these officers all executed participation agreements. If a participant is eligible for severance benefits under the Executive Severance Plan and also for similar benefits under any other Bank plan, program, arrangement or agreement, the severance benefits under the Executive Severance Plan will be reduced on a dollar-for-dollar basis for the severance benefits available under such other plan, program, arrangement or agreement.

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

Executive Incentive Plan

Under the 2024, 2023, and 2022 Executive Incentive Plans, the named executive officers must be employed by the Bank on December 31 of the EIP’s year in order to be paid such award. Subject to recommendation of our president and chief executive officer, approval of the Compensation Committee, and FHFA review, if required, if a named executive officer’s employment had terminated in 2024 for death or disability or after becoming retirement-eligible and providing a minimum of six months' advance notice to the Bank, such officer may be paid: (i) a pro-rata portion of the 2024 award if they completed six months of service during 2024, and (ii) the deferred amount under the 2022 and 2023 EIPs and any pro rata deferred award under 2024 EIP, with such awards to be paid at the same time they would have been paid if the executive’s employment had not terminated.

Potential Payments Upon Termination

The table below shows amounts triggered upon the termination events identified below for the named executive officers assuming a termination of employment and, as applicable, a change in control as of the close of business on December 31, 2024, and does not include amounts that are not payable or otherwise forfeited upon a for cause termination or certain non- retirement terminations. In these circumstances, other than legally required amounts such as accrued salary, no additional amounts would be payable and rights to incentive or deferred compensation would be forfeited. The amounts listed below also do not include payments from the Thrift BEP, the SERP or the Pension BEP. Amounts payable from the Pension BEP may be found in Table 52 - Pension Benefits. Account balances for the Thrift BEP may be found in Table 53 - Nonqualified Deferred Compensation.

Table 54 - Cash Payments on Termination

	Severance	Incentive Compensation(4)	All Other Compensation(5)	Total Post Termination Payment & Benefit Value
Timothy J. Barrett
Bank initiated (not for cause) termination of employee without a change in control(1)	$947,756	$1,702,906	$23,334	$2,673,996
Bank initiated (not for cause) termination of employee or good reason termination by employee due to change in control(2)(3)	4,959,133	1,702,906	71,668	6,733,707
Retirement	—	1,702,906	—	1,702,906
Death or Disability	—	1,702,906	—	1,702,906
Frank Nitkiewicz
Bank initiated (not for cause) termination of employee without a change in control(1)	508,928	746,651	—	1,255,579
Bank initiated (not for cause) termination of employee or good reason termination by employee due to change in control(3)	1,628,570	746,651	50,001	2,425,222
Retirement	—	746,651	—	746,651
Death or Disability	—	746,651	—	746,651
Barry F. Gale
Bank initiated (not for cause) termination of employee without a change in control(1)	321,191	419,976	—	741,167
Bank initiated (not for cause) termination of employee or good reason termination by employee due to change in control	1,025,723	419,976	50,001	1,495,700
Retirement	—	419,976	—	419,976
Death or Disability	—	419,976	—	419,976
Sean R. McRae
Bank initiated (not for cause) termination of employee without a change in control(1)	320,467	457,103	—	777,570
Bank initiated (not for cause) termination of employee or good reason termination by employee due to change in control(3)	1,113,596	457,103	59,603	1,630,302
Retirement	—	457,103	—	457,103
Death or Disability	—	457,103	—	457,103
Keith R. Walsh
Bank initiated (not for cause) termination of employee without a change in control(1)	338,263	99,244	—	437,507
Bank initiated (not for cause) termination of employee or good reason termination by employee due to change in control(3)	864,019	99,244	51,694	1,014,957
Retirement	—	99,244	—	99,244
Death or Disability	—	362,670	—	362,670
_______________________
(1)    Under our severance policy and based on status in the organization and tenure for Mr. Barrett, Mr. Nitkiewicz and Mr. Walsh the “Severance” amount payable is equal to 12 months' base salary, for Mr. Gale the amount payable is equal to approximately 11 months' base salary, and for Mr. McRae the amount payable is equal to approximately 10 months’ base salary, all based on annual salary in effect on December 31, 2024.
(2)    The aggregate amount due to Mr. Barrett under his Employment Agreement and the Executive Severance Plan and to Mr. Walsh under the Executive Severance Plan, assuming a December 31, 2024 termination, would have been subject to the change in control excise tax under Section 4999 of the Code. The amount actually payable to Mr. Barrett would not have been limited to the 280G safe harbor level, as doing so would not have resulted in a higher after-tax payment. No tax gross-up payments would apply.
(3)    “Severance” payments for involuntary termination without cause due to a change in control or for a resignation for good reason due to a change in control that are made under our Executive Severance Plan are in lieu of, not in addition to, the severance benefit payments under our severance policy or, for Mr. Barrett, his employment agreement. Amounts shown for “Severance” payable under the Executive Severance Plan are a multiple, 2.99 for Mr. Barrett and 2.00 for the other named executive officers, of the total of (i) base salary in effect on December 31, 2024 and (ii) target incentive awards under our

2024 EIP. Mr. Nitkiewicz, Mr. Gale, and Mr. McRae would not have been subject to the change in control excise tax under Section 4999 of the IRC. In no event would tax gross-up payments apply.
(4)    Because Mr. Barrett, Mr. Nitkiewicz, Mr. Gale, and Mr. McRae were retirement-eligible as of December 31, 2024, amounts shown for incentive compensation payable to them under each of the applicable termination scenarios in the table includes such officers’ total incentive award earned as of December 31, 2024, the deferred award payable under the 2022 EIP including interest earned, and the deferred award payable under the 2023 EIP including estimated interest. All of such awards are also included in the row entitled “Death and Disability”. However, because Mr. Walsh was not retirement-eligible as of December 31, 2024, he would not have been entitled to any deferred amounts under the 2024, 2023 and 2022 EIPs, but would be entitled to 2024 incentive compensation earned as of December 31, 2024, upon a Bank- initiated (not for cause) termination without a change in control, a Bank-initiated (not for cause) termination or good reason termination by employee due to change in control or his retirement.
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

Pay Ratio

For the year ended December 31, 2024, the ratio of the annual total compensation of our chief executive officer to the annual total compensation of our median employee (the Median Employee, identified in the manner described below) is 14:1. To determine this ratio, total compensation of the Median Employee for 2024 was calculated in the same manner as total compensation of our chief executive officer as of December 31, 2024 as presented in Table 49 - Summary Compensation for 2024, 2023, and 2022. For 2024, this includes the entire award under the 2024 EIP, although 50 percent of that award is deferred and will not be paid until March 2027, respectively.

For 2024, the total annual compensation of the Median Employee was $160,559 and the total annual compensation of the chief executive officer was $2,258,628.

The Median Employee is the employee whose compensation is the median of the annual total compensation of all our employees other than the chief executive officer. We identified the Median Employee by computing for each of the full-time and part-time employees who were employed by the Bank on October 1, 2024, excluding the chief executive officer, the sum of the 2024 salary of each employee as of October 1, 2024 and (ii) the 2023 incentive compensation paid to that employee in March 2024, and ranking the sums for all such employees (a list of 211 employees as of October 1, 2024) from lowest to highest. The Bank identified the Median Employee using this compensation measure, which was applied consistently to all our employees included in the calculation.

For both the Median Employee and chief executive officer, 2024 compensation includes, among other things, amounts attributable to the employer match on employee contributions to the Pentegra Defined Contribution Plan (401(k) plan), which varies based on an employee's contributions to the 401(k) plan and an employee's tenure at the Bank.

Director Compensation

In 2024, we paid members of the board of directors fees for each board and committee meeting that they attended and a quarterly retainer fee. FHFA regulations permit the payment of reasonable director compensation, and such determination of reasonableness of compensation is subject to the FHFA's oversight. We are a cooperative and our capital stock may only be held by current and former members, so we do not provide compensation to our directors in the form of stock or stock options. The 2025 and 2024 Director Compensation Policies provide payments for attendance at board and committee meetings and retainers paid in arrears at the end of each quarter. The policies provide for maximums on total director compensation and potential reduction based on attendance and performance.

The amounts to be paid or paid to the members of the board of directors for attendance at board and committee meetings and for quarterly retainers for the years ended December 31, 2025 and 2024, along with the annual maximum compensation amounts are detailed in the following table:

Table 55 - Director Compensation

	2025(1)	2024
Fee per board meeting:
Chair of the board	$12,970	$12,970
Vice chair of the board and committee chairs	10,710	10,710
All other board members	9,580	9,580
Fee per committee meeting	2,820	2,820
Fee for telephonic attendance	1,690	1,690

Quarterly Retainer Fees
Chair of the board	12,675	12,675
Vice chair of the board and committee chairs	11,075	11,075
All other board members	9,775	9,775

Annual maximum compensation amounts:
Chair of the board	155,000	155,000
Vice chair of the board and committee chairs	130,000	130,000
All other board members	120,000	120,000
_______________________
(1)    On December 23, 2024, the board of directors accepted retaining the 2024 compensation levels for 2025.

The Bank will also pay or reimburse directors for expenses related to the directors’ attendance at board meetings.

The aggregate amounts earned or paid to individual members of the board of directors for attendance at board and committee meetings and quarterly retainer fees during 2024 are detailed in the following table:

Table 56 - 2024 Director Compensation

Fees Earned or Paid in Cash
Duncan Barnard	$130,000
Donna L. Boulanger	130,000
Michael A. Brown	120,000
Caroline R. Carpenter	120,000
Eric L. Chatman, Chairman in 2024	155,000
Thomas J. Curry	130,000
Dwight M. Davidsen	130,000
Antoinette C. Lazarus	130,000
Edward F. Manzi, Jr.	130,000
Kevin D. Miller	120,000
William M. Parent	130,000
David J. Rotatori	120,000
E. Macey Russell	130,000
Robert Tourigny	120,000
John C. Witherspoon, Vice Chair in 2024	130,000
$1,925,000

Directors may elect to defer the receipt of fees (including all compensation payable under the Director Compensation Policy) pursuant to the Thrift BEP, although there is no Bank-matching contribution for such deferred fees. For additional information on the Thrift BEP, see — Retirement and Deferred Compensation Plans above. FHFA regulations permit the payment or reimbursement of reasonable expenses incurred by directors in performing their duties, and in accordance with those regulations, we have adopted a policy governing such payment and reimbursement of expenses. Such paid and reimbursed board of director expenses aggregated to $172 thousand for the year ended December 31, 2024.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

We are a cooperative, our members or former members own all of our outstanding capital stock, and our directors are elected by and a majority are from our membership. Each member is eligible to vote for the open member directorships in the state in which its principal place of business is located and for each open independent directorship. See Part III — Item 10 — Directors, Executive Officers and Corporate Governance for additional information on the election of our directors. Membership is voluntary, and members must give notice of their intent to withdraw from membership. Members that withdraw from membership may not be readmitted to membership for five years.

We do not offer any compensation plan under which our equity securities are authorized for issuance. Members, former members, and successors to former members, including affiliated institutions under common control of a single holding company, holding five percent or more of our outstanding capital stock as of February 28, 2025, are noted in Table 57.

Table 57 - Stockholders Holding Five Percent or More of Outstanding Capital Stock
(dollars in thousands)

Member Name	Address	Capital Stock	Percent of Total Capital Stock
State Street Bank and Trust Company	One Congress Street, Boston, MA 02114	$477,600	21.61%

Additionally, due to the fact that a majority of our board of directors is elected from our membership, these member directors serve as officers or directors of members that own our capital stock. Table 58 provides capital stock outstanding as of February 28, 2025, to members whose officers or directors serve as our directors.

Table 58 - Capital Stock Outstanding to Members whose Officers or Directors serve on our Board of Directors
(dollars in thousands)

Member Name	City, State	Capital Stock	Percent of Total Capital Stock
bankESB	Easthampton, MA	$4,602	0.21%
Ion Bank	Naugatuck, CT	1,166	0.05
Skowhegan Savings Bank	Skowhegan, ME	965	0.04
North Brookfield Savings Bank	North Brookfield, MA	898	0.04
Fidelity Co-Operative Bank	Fitchburg, MA	850	0.04
National Bank of Middlebury	Middlebury, VT	472	0.02
Profile Bank	Rochester, NH	238	0.01
The Beacon Mutual Insurance Company	Warwick, RI	231	0.01
Total stock ownership by members whose officers or directors serve as directors of the Bank		$9,422	0.42%

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

For the year ended December 31, 2024, the review and approval of transactions with related persons was governed by our Conflict of Interest Policy for Bank Directors (the Conflict Policy), our Code of Ethics and Business Conduct, and our Related Persons Transaction Policy, each of which are in writing. Under the Conflict Policy, each director is required to disclose to the board of directors all actual or potential conflicts of interest, including any personal financial interest that he or she has, as well as such interests of any immediate family member or business associate of the director known to the director, in any matter to be considered by the board of directors or in which another person does, or proposes to do, business with the Bank. Following such disclosure, the board is empowered to determine whether an actual conflict exists. In the event the board determines the existence of a conflict with respect to any matter, the affected director is required to be recused from all further considerations relating to that matter. The Conflict Policy is administered by the Governance/Government Relations Committee of the board of directors.

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

As of the date of this report, our board of directors is constituted of eight member directors and seven independent directors, as discussed in Part III — Item 10 — Directors, Executive Officers and Corporate Governance. None of our directors is an "inside" director. That is, none of our directors is a Bank employee or officer. Further, our directors are prohibited from personally owning stock or stock options in the Bank, as our stock may only be held by our members, former members, or their successors in interest. Each of the member directors, however, is an officer, director, or trustee of an institution that is a member of the Bank that is encouraged to engage in transactions with us on a regular basis, and some of the independent directors may also engage in transactions either directly or indirectly with us from time to time in the ordinary course of the Bank's business.

FHFA Regulations Regarding Independence

The FHFA regulations on director independence standards prohibit an individual from serving as a member of the board of directors' Audit Committee if he or she has one or more disqualifying relationships with us or our management that would interfere with the exercise of that individual's independent judgment. Disqualifying relationships considered by the board are: employment with the Bank at any time during the last five years; acceptance of compensation from us other than for service as a director; being a consultant, advisor, promoter, underwriter, or legal counsel for the Bank at any time within the last five years; and being an immediate family member of an individual who is or who has been within the past five years, a Bank executive officer. The board assesses the independence of each director who serves on the Audit Committee under the FHFA's regulations on these independence standards. As of March 14, 2025, all of our directors serving on the board of directors' Audit Committee were independent under these criteria.

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

After applying the NYSE independence standards, the board determined that, as of March 14, 2025, all of our independent (that is, nonmember) directors are independent. Based upon the fact that each member director is an officer or director of an institution that is a member of the Bank (and thus is an equity holder in the Bank), that each such institution routinely engages in transactions with us, and that such transactions occur frequently and are encouraged, the board of directors has determined that for the present time it would conclude that none of the member directors meets the independence criteria under the NYSE independence standards.

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

The board of directors has a standing Audit Committee and a standing Compensation Committee. For the reasons noted above, the board of directors determined that none of the current member directors on these committees, including Directors Boulanger, Manzi, Miller, Parent, and Witherspoon, are independent under the NYSE standards for these committees. The board determined that all of the independent directors on these committees, including Directors Barnard, Curry, Lazarus, Russell, and Tourigny are independent under the NYSE independence standards for these committees.

The board of directors also determined that Directors Lazarus and Manzi are the "Audit Committee financial experts" within the meaning of the SEC rules, and further determined that as of March 14, 2025, Director Lazarus is independent under NYSE standards. As stated above, the board of directors determined that each director on the Audit Committee is independent under the FHFA's regulations applicable to the board of directors' Audit Committee. In addition, the board of directors also assessed the independence of the members of its Audit Committee under Rule 10A-3. In order to be considered independent under Rule 10A-3, a member of the Audit Committee may not, other than in his or her capacity as a member of the board or any other board committee (i) accept any consulting, advisory, or other compensation from us or (ii) be an affiliated person of the Bank. As of March 14, 2025, all members of our Audit Committee were independent under these criteria.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table sets forth the aggregate fees billed by PwC for professional services rendered in connection with the audit of our financial statements for 2024 and 2023, as well as the fees billed by PwC for audit-related and other services rendered by PwC to us during 2024 and 2023.

Table 59 - Principal Accounting Fees and Services
(dollars in thousands)

	Year Ended December 31,
	2024	2023
Audit fees(1)	$1,089	$1,090
Audit-related fees(2)	77	71
All other fees	2	3
Tax fees	—	—
Total	$1,168	$1,164
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

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES
a) Financial Statements
Our financial statements are set forth under Part II — Item 8 — Financial Statements of this report on Form 10-K.

b) Financial Statement Schedule
None.

c) Exhibits

Number	Exhibit Description	Reference
3.1	Restated Organization Certificate of the Federal Home Loan Bank of Boston	Exhibit 3.1 to our Registration Statement on Form 10 filed with the SEC on October 31, 2005
3.2	By-laws of the Federal Home Loan Bank of Boston	Exhibit 3.2 to our Third Quarter 2022 Form 10-Q filed with the SEC on November 10, 2022
4.1	Amended and Restated Capital Plan of the Federal Home Loan Bank of Boston	Exhibit 99.1 to our Form 8-K filed with the SEC on December 1, 2021
4.2	Description of Capital Stock	Filed within this Form 10-K
10.1	The Federal Home Loan Bank of Boston Pension Benefit Equalization Plan effective January 1, 2009, as amended on April 15, 2009 *	Exhibit 10.1.3 to our Second Quarter 2009 Form 10-Q filed with the SEC on August 12, 2009
10.1.1	First Amendment to the Federal Home Loan Bank of Boston Pension Benefit Equalization Plan effective September 1, 2009 *	Exhibit 10.2 to our Third Quarter 2009 Form 10-Q filed with the SEC on November 12, 2009
10.1.2	Second Amendment to the Federal Home Loan Bank of Boston Pension Benefit Equalization Plan effective December 21, 2012 *	Exhibit 10.1.2 to our 2012 Form 10-K filed with the SEC on March 26, 2013
10.1.3	Third Amendment to the Federal Home Loan Bank of Boston Pension Benefit Equalization Plan effective June 30, 2014 *	Exhibit 10.1 to our Second Quarter 2014 Form 10-Q filed with the SEC on August 8, 2014
10.1.4	Fourth Amendment to the Federal Home Loan Bank of Boston Pension Benefit Equalization Plan effective January 1, 2021 *	Exhibit 10.1 to our Form 8-K filed with the SEC on December 1, 2020
10.2.1	The Federal Home Loan Bank of Boston Thrift Benefit Equalization Plan (as amended and restated effective January 1, 2017) *	Exhibit 10.2.6 to our 2017 Form 10-K filed with the SEC on March 16, 2018
10.2.2	First Amendment to the Federal Home Loan Bank of Boston Thrift Benefit Equalization Plan effective January 1, 2021 *	Exhibit 10.2 to our Form 8-K filed with the SEC on December 1, 2020
10.3	Acceptance Agreement with Midland National Life Insurance Company.	Exhibit 10.1 to our Form 8-K filed with the SEC on July 3, 2024
10.4.1	The Federal Home Loan Bank of Boston 2023 Executive Incentive Plan * ∝	Exhibit 10.1 to our Form 8-K filed with the SEC on May 4, 2023
10.4.2	The Federal Home Loan Bank of Boston 2024 Executive Incentive Plan *	Exhibit 10.1 to our Form 8-K filed with the SEC on June 6, 2024
10.5.1	MPF Consolidated Interbank Agreement dated as of July 22, 2016	Exhibit 10.1 to our Third Quarter 2016 Form 10-Q filed with the SEC on November 10, 2016
10.5.2	Addendum to the MPF Consolidated Interbank Agreement dated August 25, 2017	Exhibit 10.4.2 to our 2022 Form 10-K filed with the SEC on March 17, 2023
10.6	Executive Change in Control Severance Plan, effective November 7, 2018 *	Exhibit 10.5 to our 2018 Form 10-K filed with the SEC on March 22, 2019
10.7.1	Lease between the Federal Home Loan Bank of Boston and BP Prucenter Acquisition LLC, dated October 26, 2010	Exhibit 10.1 to our Form 8-K filed with the SEC on October 27, 2010
10.7.2	First Amendment to Lease Between Federal Home Loan Bank of Boston and BP Prucenter Acquisition LLC, dated August 8, 2022	Exhibit 10.2 to our 8-K filed with the SEC on August 12, 2022

10.8	Amended and Restated Federal Home Loan Banks P&I Funding and Contingency Plan Agreement, effective as of January 1, 2017, by and among the Office of Finance and each of the Federal Home Loan Banks	Exhibit 10.8.1 to our 2016 Form 10-K filed with the SEC on March 24, 2017
10.9.1	The Federal Home Loan Bank of Boston 2024 Director Compensation Policy * ∝	Exhibit 10.1 to our 8-K filed with the SEC on October 20, 2023
10.9.2	The Federal Home Loan Bank of Boston 2025 Director Compensation Policy * ∝	Filed within this Form 10-K
10.10	Joint Capital Enhancement Agreement, among the Federal Home Loan Banks as amended August 5, 2011	Exhibit 99.1 to our Form 8-K filed with the SEC on August 5, 2011
10.11	Severance Policy, as adopted March 23, 2012 as amended on December 8, 2023 *	Exhibit 10.10 to our 2023 Form 10-K filed with the SEC on March 15, 2024
10.12	The Federal Home Loan Bank of Boston Split-Dollar Insurance Termination Agreement between Frank Nitkiewicz and the Federal Home Loan Bank of Boston dated May 24, 2005 *	Exhibit 10.14 to our 2016 Form 10-K filed with the SEC on March 24, 2017
10.13	Employment Agreement between Federal Home Loan Bank of Boston and Timothy J. Barrett, dated October 21, 2021 *	Exhibit 10.1 to our Form 8-K/A filed with the SEC on October 25, 2021
10.14	Supplemental Executive Retirement Plan, dated June 7, 2024 *	Exhibit 99.1 to our Form 8-K filed with the SEC on June 13, 2024
19.1	Insider Trading Policy, dated October 25, 2024	Filed within this Form 10-K
31.1	Certification of the president and chief executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed within this Form 10-K
31.2	Certification of the chief financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed within this Form 10-K
32.1	Certification of the president and chief executive officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed within this Form 10-K
32.2	Certification of the chief financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed within this Form 10-K
101.INS	XBRL Instance Document	The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document	Filed within this Form 10-K
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	Filed within this Form 10-K
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	Filed within this Form 10-K
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	Filed within this Form 10-K
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	Filed within this Form 10-K
104	The cover page of the Bank’s Annual report on Form 10-K, formatted in Inline XBRL	Included within the exhibit 101 attachments
* Management contract or compensatory plan.
∝ Portions of this exhibit have been omitted.

ITEM 16. FORM 10-K SUMMARY

Not applicable

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date	FEDERAL HOME LOAN BANK OF BOSTON (Registrant)
March 14, 2025	By:	/s/	Timothy J. Barrett
Timothy J. Barrett President and Chief Executive Officer
March 14, 2025	By:	/s/	Frank Nitkiewicz
Frank Nitkiewicz Executive Vice President, Chief Operating Officer and Chief Financial Officer
March 14, 2025	By:	/s/	Brian G. Donahue
Brian G. Donahue Senior Vice President, Controller and Chief Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

March 14, 2025	By:	/s/	Duncan Barnard
Duncan Barnard Director
March 14, 2025	By:	/s/	Donna L. Boulanger
Donna L. Boulanger Director
March 14, 2025	By:	/s/	Michael A. Brown
Michael A. Brown Director
March 14, 2025	By:	/s/	Caroline R. Carpenter
Caroline R. Carpenter Director
March 14, 2025	By:	/s/	Eric L. Chatman
Eric L. Chatman Director
March 14, 2025	By:	/s/	Thomas J. Curry
Thomas J. Curry Director
March 14, 2025	By:	/s/	Antoinette C. Lazarus
Antoinette C. Lazarus Director
March 14, 2025	By:	/s/	Edward F. Manzi, Jr.
Edward F. Manzi, Jr. Director

March 14, 2025	By:	/s/	Kevin D. Miller
Kevin D. Miller Director
March 14, 2025	By:	/s/	William M. Parent
William M. Parent Director
March 14, 2025	By:	/s/	David J. Rotatori
David J. Rotatori Director
March 14, 2025	By:	/s/	E. Macey Russell
E. Macey Russell Director
March 14, 2025	By:	/s/	Robert Tourigny
Robert Tourigny Director
March 14, 2025	By:	/s/	Gregg C. Tumeinski
Gregg C. Tumeinski Director
March 14, 2025	By:	/s/	John C. Witherspoon
John C. Witherspoon Director