Form 10-Q
period 2025-03-31
Federal Home Loan Bank of Boston
filed 2025-05-08
CIK 1331463

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
OR
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

Shares outstanding as of April 30, 2025 (in thousands)
Class B Stock, par value	$100	22,955

FEDERAL HOME LOAN BANK OF BOSTON
Form 10-Q

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

FEDERAL HOME LOAN BANK OF BOSTON STATEMENTS OF CONDITION (dollars and shares in thousands, except par value) (unaudited)
	March 31, 2025	December 31, 2024
ASSETS
Cash and due from banks	$26,697	$5,149
Interest-bearing deposits	1,541,322	1,958,353
Securities purchased under agreements to resell	3,750,000	1,500,000
Federal funds sold	5,067,000	2,505,000
Investment securities:
Trading securities	1,482	1,489
Available-for-sale securities (amortized cost of $16,819,143 and $16,792,153 at March 31, 2025, and December 31, 2024, respectively)	16,545,645	16,470,908
Held-to-maturity securities (a)	60,119	63,318
Total investment securities	16,607,246	16,535,715
Advances	45,427,914	45,163,175
Mortgage loans held for portfolio, net of allowance for credit losses of $2,200 at March 31, 2025, and December 31, 2024	3,765,267	3,679,150
Accrued interest receivable	257,974	262,203
Derivative assets, net	276,454	301,873
Other assets	74,284	82,348
Total Assets	$76,794,158	$71,992,966
LIABILITIES
Deposits
Interest-bearing	$778,434	$842,062
Non-interest-bearing	31,819	35,019
Total deposits	810,253	877,081
Consolidated obligations (COs):
Bonds	57,203,139	48,192,171
Discount notes	14,301,193	18,546,504
Total consolidated obligations	71,504,332	66,738,675
Mandatorily redeemable capital stock	4,471	5,086
Accrued interest payable	366,601	328,596
Affordable Housing Program (AHP) payable	112,288	104,300
Derivative liabilities, net	5,263	4,746
Other liabilities	70,060	81,637
Total liabilities	72,873,268	68,140,121
Commitments and contingencies (Note 12)
CAPITAL
Capital stock – Class B – putable ($100 par value), 22,074 shares and 21,952 shares issued and outstanding at March 31, 2025, and December 31, 2024, respectively	2,207,384	2,195,167
Retained earnings:
Unrestricted	1,407,846	1,403,455
Restricted	520,643	509,245
Total retained earnings	1,928,489	1,912,700
Accumulated other comprehensive loss	(214,983)	(255,022)
Total capital	3,920,890	3,852,845
Total Liabilities and Capital	$76,794,158	$71,992,966
_______________________________________
(a)    Fair values of held-to-maturity securities were $60,194 and $63,197 at March 31, 2025, and December 31, 2024, respectively.

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF BOSTON STATEMENTS OF OPERATIONS (dollars in thousands) (unaudited)
	For the Three Months Ended March 31,
	2025	2024
INTEREST INCOME
Advances	$515,265	$528,497
Prepayment fees on advances, net	199	49
Interest-bearing deposits	27,084	36,326
Securities purchased under agreements to resell	23,679	14,311
Federal funds sold	60,518	49,218
Investment securities:
Trading securities	19	18
Available-for-sale securities	193,732	233,171
Held-to-maturity securities	843	1,126
Total investment securities	194,594	234,315
Mortgage loans held for portfolio	39,452	28,587
Total interest income	860,791	891,303
INTEREST EXPENSE
Consolidated obligations:
Bonds	574,214	507,136
Discount notes	187,162	264,603
Total consolidated obligations	761,376	771,739
Deposits	6,497	9,577
Mandatorily redeemable capital stock	86	127
Other borrowings	43	18
Total interest expense	768,002	781,461
NET INTEREST INCOME	92,789	109,842
Provision for credit losses	—	600
NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES	92,789	109,242
OTHER INCOME (LOSS)
Service fees	3,104	2,993
Other, net	798	(385)
Total other income	3,902	2,608
OTHER EXPENSE
Compensation and benefits	13,308	12,588
Other operating expenses	7,170	7,092
AHP voluntary contribution	4,434	—
Discretionary housing and community investment programs	4,817	2,304
Federal Housing Finance Agency (the FHFA)	1,556	1,189
Office of Finance	1,233	1,074
Other	840	1,093
Total other expense	33,358	25,340
INCOME BEFORE ASSESSMENTS	63,333	86,510
AHP assessments	6,342	8,664
NET INCOME	$56,991	$77,846

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF BOSTON STATEMENTS OF COMPREHENSIVE INCOME (dollars in thousands) (unaudited)
	For the Three Months Ended March 31,
	2025	2024
Net income	$56,991	$77,846
Other comprehensive income:
Net unrealized gains on available-for-sale securities	47,747	32,931
Net unrealized (losses) gains relating to hedging activities	(7,319)	18,696
Pension and postretirement benefits	(389)	—
Total other comprehensive income	40,039	51,627
Comprehensive income	$97,030	$129,473

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF BOSTON STATEMENTS OF CAPITAL THREE MONTHS ENDED MARCH 31, 2025 and 2024 (dollars and shares in thousands) (unaudited)

	Capital Stock Class B – Putable		Retained Earnings			Accumulated Other Comprehensive Loss
	Shares	Par Value	Unrestricted	Restricted	Total		Total Capital
BALANCE, DECEMBER 31, 2023	20,425	$2,042,453	$1,339,546	$451,154	$1,790,700	$(294,539)	$3,538,614
Comprehensive income			62,277	15,569	77,846	51,627	129,473
Proceeds from issuance of capital stock	6,183	618,309					618,309
Repurchase/redemption of capital stock	(6,777)	(677,659)					(677,659)
Cash dividends on capital stock			(41,450)		(41,450)		(41,450)
BALANCE, MARCH 31, 2024	19,831	$1,983,103	$1,360,373	$466,723	$1,827,096	$(242,912)	$3,567,287

BALANCE, DECEMBER 31, 2024	21,952	$2,195,167	$1,403,455	$509,245	$1,912,700	$(255,022)	$3,852,845
Comprehensive income			45,593	11,398	56,991	40,039	97,030
Proceeds from issuance of capital stock	6,517	651,742					651,742
Repurchase/redemption of capital stock	(6,395)	(639,525)					(639,525)
Cash dividends on capital stock			(41,202)		(41,202)		(41,202)
BALANCE, MARCH 31, 2025	22,074	$2,207,384	$1,407,846	$520,643	$1,928,489	$(214,983)	$3,920,890

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF BOSTON STATEMENTS OF CASH FLOWS (dollars in thousands) (unaudited)
	For the Three Months Ended March 31,
	2025	2024
OPERATING ACTIVITIES
Net income	$56,991	$77,846
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	(39,915)	15,496
Provision for credit losses	—	600
Net change in derivatives and hedging activities	(202,350)	112,077
Other adjustments, net	2,824	543
Net change in:
Market value of trading securities	7	(172)
Accrued interest receivable	4,229	(16,566)
Other assets	6,160	6,484
Accrued interest payable	38,020	14,127
Other liabilities	(4,568)	12,561
Total adjustments	(195,593)	145,150
Net cash (used in) provided by operating activities	(138,602)	222,996

INVESTING ACTIVITIES
Net change in:
Interest-bearing deposits	553,263	(76,062)
Securities purchased under agreements to resell	(2,250,000)	(150,000)
Federal funds sold	(2,562,000)	(551,000)
Advances to members	(203,113)	1,955,311
Available-for-sale securities:
Proceeds	155,333	358,628
Purchases	—	(439,674)
Held-to-maturity securities:
Proceeds	3,025	4,584
Mortgage loans held for portfolio:
Proceeds	74,427	58,328
Purchases	(161,631)	(147,151)
Other investing activities, net	(349)	(207)
Net cash (used in) provided by investing activities	(4,391,045)	1,012,757

FEDERAL HOME LOAN BANK OF BOSTON STATEMENTS OF CASH FLOWS — (Continued) (dollars in thousands) (unaudited)
	For the Three Months Ended March 31,
	2025	2024
FINANCING ACTIVITIES
Net change in deposits	(61,277)	10,143
Net payments on derivatives with a financing element	(8,981)	19,167
Net proceeds from issuance of consolidated obligations:
Discount notes	16,225,726	24,337,549
Bonds	20,978,989	6,685,488
Payments for maturing and retiring consolidated obligations:
Discount notes	(20,446,237)	(26,303,060)
Discount notes transferred to other FHLBanks	—	(4,866)
Bonds	(12,107,415)	(5,862,155)
Payment of financing lease	(10)	(15)
Proceeds from issuance of capital stock	651,742	618,309
Payments for repurchase of capital stock	(639,525)	(677,659)
Payments for redemption of mandatorily redeemable capital stock	(615)	—
Cash dividends paid	(41,202)	(41,450)
Net cash provided by (used in) financing activities	4,551,195	(1,218,549)
Net increase in cash and due from banks	21,548	17,204
Cash and due from banks at beginning of the period	5,149	53,412
Cash and due from banks at end of the period	$26,697	$70,616
Supplemental disclosures:
Interest paid	$759,174	$777,972
Noncash transfers of mortgage loans held for portfolio to other assets	$347	$—

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF BOSTON
NOTES TO FINANCIAL STATEMENTS

Note 1 — Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information. In the opinion of management, all adjustments considered necessary have been included. All such adjustments consist of normal recurring accruals. The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. The results of operations for interim periods are not necessarily indicative of the results to be expected for the year ending December 31, 2025. These interim financial statements do not include all the information and footnotes required by GAAP for complete annual financial statements and accordingly should be read in conjunction with the Federal Home Loan Bank of Boston's audited financial statements and related notes in our Annual Report on Form 10-K for the year ended December 31, 2024, filed with the Securities and Exchange Commission (the SEC) on March 14, 2025 (the 2024 Annual Report). Unless otherwise indicated or the context requires otherwise, all references in this discussion to “the Bank,” "we," "us," "our," or similar references mean the Federal Home Loan Bank of Boston.

Note 2 — Investments

Interest-Bearing Deposits, Securities Purchased under Agreements to Resell, and Federal Funds Sold

We invest in interest-bearing deposits, securities purchased under agreements to resell, and federal funds sold to provide liquidity. These investments are generally transacted with counterparties that have received, or whose guarantors have received, a credit rating of triple-B or greater (investment grade) by a nationally recognized statistical rating organization (NRSRO), or the equivalent. At March 31, 2025, and December 31, 2024, none of these investments were made to counterparties or, if applicable, guaranteed by entities rated below single-A or the equivalent.

Securities purchased under agreements to resell are short-term and are structured such that they are evaluated daily to determine if the market value of the underlying securities decreases below the market value required as collateral (i.e. subject to collateral maintenance provisions). If so, the counterparty must place an amount of additional securities as collateral or remit an equivalent amount of cash sufficient to comply with collateral maintenance provisions, generally by the next business day. Based upon the collateral held as security and collateral maintenance provisions with our counterparties, we determined that no allowance for credit losses was needed for our securities purchased under agreements to resell at March 31, 2025, and December 31, 2024.

Federal funds sold are unsecured loans that are transacted on an overnight term or short-term basis. FHFA regulations include a limit on the amount of unsecured credit we may extend to a counterparty. All investments in interest-bearing deposits and federal funds sold outstanding as of March 31, 2025, and December 31, 2024, have been repaid according to the contractual terms. No allowance for credit losses was recorded for these assets at March 31, 2025, and December 31, 2024.

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

Trading Securities

Table 2.1 - Trading Securities by Major Security Type
(dollars in thousands)

	March 31, 2025	December 31, 2024
Corporate bonds	$1,482	$1,489

For the three months ended March 31, 2025 and 2024, net (losses) gains on trading securities held at period end were $(7) thousand and $172 thousand, respectively.

We do not participate in speculative trading practices and typically hold these investments for longer periods of time.

Available-for-sale Securities

Table 2.2 - Available-for-Sale Securities by Major Security Type
(dollars in thousands)

	March 31, 2025
		Amounts Recorded in Accumulated Other Comprehensive Income
	Amortized Cost (1)	Unrealized Gains	Unrealized Losses	Fair Value
U.S. Treasury obligations	$5,896,229	$1,456	$(4,536)	$5,893,149
State housing-finance-agency obligations (HFA securities)	6,645	2	—	6,647
Supranational institutions	340,352	3	(2,997)	337,358
U.S. government-owned corporations	240,821	—	(14,214)	226,607
Government-sponsored enterprise (GSE)	99,885	—	(3,353)	96,532
	6,583,932	1,461	(25,100)	6,560,293
Mortgage-backed securities (MBS)
U.S. government guaranteed – single-family	158,328	326	(1,722)	156,932
U.S. government guaranteed – multifamily	507,352	—	(46,163)	461,189
GSE – single-family	1,918,179	6,173	(40,326)	1,884,026
GSE – multifamily	7,651,352	9,835	(177,982)	7,483,205
	10,235,211	16,334	(266,193)	9,985,352
Total	$16,819,143	$17,795	$(291,293)	$16,545,645

	December 31, 2024
		Amounts Recorded in Accumulated Other Comprehensive Income
	Amortized Cost (1)	Unrealized Gains	Unrealized Losses	Fair Value
U.S. Treasury obligations	$5,811,806	$1,415	$(5,556)	$5,807,665
HFA securities	6,645	6	—	6,651
Supranational institutions	340,228	15	(2,891)	337,352
U.S. government-owned corporations	235,839	—	(14,070)	221,769
GSE	98,280	—	(3,666)	94,614
	6,492,798	1,436	(26,183)	6,468,051
MBS
U.S. government guaranteed – single-family	180,674	283	(1,905)	179,052
U.S. government guaranteed – multifamily	509,859	—	(45,036)	464,823
GSE – single-family	1,999,159	3,403	(49,409)	1,953,153
GSE – multifamily	7,609,663	8,800	(212,634)	7,405,829
	10,299,355	12,486	(308,984)	10,002,857
Total	$16,792,153	$13,922	$(335,167)	$16,470,908
_______________________
(1)    Amortized cost of available-for-sale securities includes adjustments made to the cost basis of an investment for accretion, amortization, collection of cash, and fair-value hedge accounting adjustments. Amortized cost excludes accrued interest receivable of $38.0 million and $45.2 million at March 31, 2025, and December 31, 2024, respectively.

Table 2.3 - Available-for-Sale Securities in a Continuous Unrealized Loss Position
(dollars in thousands)

	March 31, 2025
	Continuous Unrealized Loss Less than 12 Months		Continuous Unrealized Loss 12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury obligations	$—	$—	$3,212,758	$(4,536)	$3,212,758	$(4,536)
Supranational institutions	—	—	325,120	(2,997)	325,120	(2,997)
U.S. government-owned corporations	—	—	226,607	(14,214)	226,607	(14,214)
GSE	—	—	96,532	(3,353)	96,532	(3,353)
	—	—	3,861,017	(25,100)	3,861,017	(25,100)
MBS
U.S. government guaranteed – single-family	—	—	12,720	(1,722)	12,720	(1,722)
U.S. government guaranteed – multifamily	—	—	461,189	(46,163)	461,189	(46,163)
GSE – single-family	123,435	(59)	493,868	(40,267)	617,303	(40,326)
GSE – multifamily	461,999	(173)	5,365,268	(177,809)	5,827,267	(177,982)
	585,434	(232)	6,333,045	(265,961)	6,918,479	(266,193)
Total	$585,434	$(232)	$10,194,062	$(291,061)	$10,779,496	$(291,293)

	December 31, 2024
	Continuous Unrealized Loss Less than 12 Months		Continuous Unrealized Loss 12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury obligations	$464,479	$(140)	$3,153,111	$(5,416)	$3,617,590	$(5,556)
Supranational institutions	—	—	325,028	(2,891)	325,028	(2,891)
U.S. government-owned corporations	—	—	221,769	(14,070)	221,769	(14,070)
GSE	—	—	94,614	(3,666)	94,614	(3,666)
	464,479	(140)	3,794,522	(26,043)	4,259,001	(26,183)
MBS
U.S. government guaranteed – single-family	—	—	12,963	(1,905)	12,963	(1,905)
U.S. government guaranteed – multifamily	—	—	464,823	(45,036)	464,823	(45,036)
GSE – single-family	627,702	(1,598)	510,158	(47,811)	1,137,860	(49,409)
GSE – multifamily	828,243	(2,737)	5,237,505	(209,897)	6,065,748	(212,634)
	1,455,945	(4,335)	6,225,449	(304,649)	7,681,394	(308,984)
Total	$1,920,424	$(4,475)	$10,019,971	$(330,692)	$11,940,395	$(335,167)

Table 2.4 - Available-for-Sale Securities by Contractual Maturity
(dollars in thousands)

	March 31, 2025		December 31, 2024
Year of Maturity	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$2,058,706	$2,059,597	$1,803,427	$1,804,492
Due after one year through five years	4,222,963	4,215,903	4,393,367	4,385,160
Due after five years through 10 years	—	—	—	—
Due after 10 years	302,263	284,793	296,004	278,399
	6,583,932	6,560,293	6,492,798	6,468,051
MBS (1)	10,235,211	9,985,352	10,299,355	10,002,857
Total	$16,819,143	$16,545,645	$16,792,153	$16,470,908
_______________________
(1)    MBS are not presented by contractual maturity because their expected maturities will likely differ from contractual maturities since borrowers of the underlying loans may have the right to call or prepay obligations with or without call or prepayment fees.

Held-to-Maturity Securities

Table 2.5 - Held-to-Maturity Securities by Major Security Type
(dollars in thousands)

	March 31, 2025
	Amortized Cost(1)	Gross Unrecognized Holding Gains	Gross Unrecognized Holding Losses	Fair Value
MBS
U.S. government guaranteed – single-family	$2,660	$14	$—	$2,674
GSE – single-family	57,459	520	(459)	57,520
Total	$60,119	$534	$(459)	$60,194

	December 31, 2024
	Amortized Cost(1)	Gross Unrecognized Holding Gains	Gross Unrecognized Holding Losses	Fair Value
MBS
U.S. government guaranteed – single-family	$2,738	$13	$—	$2,751
GSE – single-family	60,580	435	(569)	60,446
Total	$63,318	$448	$(569)	$63,197
_______________________
(1)    Amortized cost of held-to-maturity securities includes adjustments made to the cost basis of an investment for accretion, amortization, and collection of cash. Amortized cost excludes accrued interest receivable of $328 thousand and $359 thousand at March 31, 2025, and December 31, 2024, respectively.

Allowance for Credit Losses on Available-for-Sale Securities and Held-to-Maturity Securities

We evaluate available-for-sale and held-to-maturity investment securities for credit losses on a quarterly basis. Our available-for-sale and held-to-maturity securities are principally debt securities of the U.S. Treasury, GSEs, U.S. government-owned corporations, supranational institutions, state housing finance agency obligations, and MBS issued by Government National Mortgage Association (Ginnie Mae), Federal Home Loan Mortgage Corporation (Freddie Mac), and Federal National Mortgage Association (Fannie Mae) that are backed by single-family or multifamily mortgage loans. We only purchase investment-grade securities. At March 31, 2025, and December 31, 2024, all available-for-sale securities and held-to-maturity securities were rated double-A, or above, by an NRSRO, based on the lowest long-term credit rating for each security.

We evaluate individual available-for-sale securities for impairment by comparing the security’s fair value to its amortized cost. Impairment may exist when the fair value of the investment is less than its amortized cost (i.e. in an unrealized loss position). At March 31, 2025, and December 31, 2024, certain available-for-sale securities were in an unrealized loss position. These losses are considered temporary as we expect to recover the entire amortized cost basis on these available-for-sale investment securities and we neither intend to sell these securities nor do we consider it more likely than not that we will be required to sell these securities before the anticipated recovery of each security's remaining amortized cost basis. Further, we have not experienced any material payment defaults on the instruments.

We evaluate held-to-maturity securities for impairment on a collective or pooled basis unless an individual assessment is deemed necessary because the securities do not possess similar risk characteristics. We have not experienced and do not anticipate any payment defaults on these securities.

Based on our assessment of the credit worthiness of the issuers or guarantors, no allowance for credit losses was recorded on available-for-sale securities or held-to-maturity securities at March 31, 2025, and December 31, 2024.

Note 3 — Advances

General Terms. At both March 31, 2025, and December 31, 2024, we had advances outstanding with interest rates ranging from 0.00 percent to 6.23 percent.

Table 3.1 - Advances Outstanding by Year of Contractual Maturity
(dollars in thousands)

	March 31, 2025		December 31, 2024
	Amount	Weighted Average Rate	Amount	Weighted Average Rate
Overdrawn demand-deposit accounts	$885	4.73%	$4,709	4.73%
Due in one year or less	31,011,779	4.43	30,382,356	4.54
Due after one year through two years	3,872,308	4.12	4,110,784	4.08
Due after two years through three years	3,901,847	3.91	3,216,983	4.22
Due after three years through four years	2,870,759	3.84	3,551,070	3.59
Due after four years through five years	2,213,353	3.74	2,288,069	3.80
Due after five years through fifteen years	1,582,619	3.41	1,694,930	3.40
Thereafter	41,790	1.90	43,325	1.85
Total par value	45,495,340	4.25%	45,292,226	4.32%
Discounts	(39,479)		(38,695)
Fair value hedging adjustments	(27,947)		(90,356)
Total (1)	$45,427,914		$45,163,175
_________________________
(1)    Excludes accrued interest receivable of $190.3 million and $188.6 million at March 31, 2025, and December 31, 2024, respectively.

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

Table 3.2 - Advances Outstanding by Year of Contractual Maturity or Next Call Date
(dollars in thousands)

	March 31, 2025	December 31, 2024
Overdrawn demand-deposit accounts	$885	$4,709
Due in one year or less	32,369,837	31,664,678
Due after one year through two years	3,500,744	3,739,220
Due after two years through three years	3,210,406	2,602,744
Due after three years through four years	2,779,663	3,478,578
Due after four years through five years	2,098,300	2,158,154
Due after five years through fifteen years	1,493,715	1,600,818
Thereafter	41,790	43,325
Total par value	$45,495,340	$45,292,226

We currently hold putable advances that provide us with the right to require repayment prior to maturity of the advance (and thereby extinguish the advance) on predetermined exercise dates (put dates). Generally, we would exercise the put options when interest rates increase relative to contractual rates.

Table 3.3 - Advances Outstanding by Year of Contractual Maturity or Next Put Date
(dollars in thousands)

	March 31, 2025	December 31, 2024
Overdrawn demand-deposit accounts	$885	$4,709
Due in one year or less	37,730,000	37,096,726
Due after one year through two years	2,362,158	2,686,484
Due after two years through three years	2,653,276	1,886,413
Due after three years through four years	1,373,259	2,175,570
Due after four years through five years	552,853	579,569
Due after five years through fifteen years	781,119	819,430
Thereafter	41,790	43,325
Total par value	$45,495,340	$45,292,226

Table 3.4 - Advances by Current Interest Rate Terms
(dollars in thousands)

	March 31, 2025	December 31, 2024
Fixed-rate	$31,591,049	$33,207,447
Variable-rate	13,904,291	12,084,779
Total par value	$45,495,340	$45,292,226

Credit Risk Exposure and Security Terms. Our advances are primarily made to our members, including commercial banks, insurance companies, savings institutions, and credit unions. We manage our credit exposure to secured member credit products through an integrated approach that generally includes credit limits for borrowers based on ongoing reviews of each borrower's financial condition, the amount and value of available collateral, and collateral and lending policies that are intended to limit risk of loss while balancing borrowers' needs for a reliable source of funding. For additional information on credit risk exposure and security terms see Part II — Item 8 — Financial Statements — Note 5 — Advances in the 2024 Annual Report.

The Bank’s decision to lend is based principally on our analysis of each borrower’s financial condition and outlook, though we consider payment status as well as the types and level of collateral as additional factors. At March 31, 2025, and December 31, 2024, we had rights to collateral, on a borrower-by-borrower basis, with an estimated value greater than our outstanding extensions of credit.

We continue to evaluate and make changes to our collateral guidelines based on market conditions. At March 31, 2025, and December 31, 2024, none of our advances were past due, on nonaccrual status, or considered impaired. In addition, there were no modifications for borrowers experiencing financial difficulties related to advances during the three months ended March 31, 2025 and 2024.

Based upon the collateral held as security, our credit extension and collateral policies, management's credit analysis, and the repayment history on advances, we have not recorded any allowance for credit losses on our advances at March 31, 2025, and December 31, 2024.

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

Table 4.1 - Mortgage Loans Held for Portfolio
(dollars in thousands)

	March 31, 2025	December 31, 2024
Real estate
Fixed-rate 15-year single-family mortgages	$150,676	$158,349
Fixed-rate 20- and 30-year single-family mortgages	3,578,343	3,485,188
Premiums	45,476	44,801
Discounts	(6,218)	(5,921)
Deferred derivative losses, net	(810)	(1,067)
Total mortgage loans held for portfolio(1)	3,767,467	3,681,350
Less: allowance for credit losses	(2,200)	(2,200)
Total mortgage loans, net of allowance for credit losses	$3,765,267	$3,679,150
________________________
(1)    Excludes accrued interest receivable of $24.7 million and $23.8 million at March 31, 2025, and December 31, 2024, respectively.

Table 4.2 - Mortgage Loans Held for Portfolio by Collateral/Guarantee Type
(dollars in thousands)

	March 31, 2025	December 31, 2024
Conventional mortgage loans	$3,597,848	$3,509,254
Government mortgage loans	131,171	134,283
Total par value	$3,729,019	$3,643,537

Credit-Enhancements. Our allowance for credit losses factors in the credit-enhancements associated with conventional mortgage loans under the MPF Program. These credit-enhancements apply after the homeowner's equity is exhausted and can include primary and/or supplemental mortgage insurance or other kinds of credit-enhancement. The credit risk analysis of our conventional loans is performed at the individual master commitment level to determine the credit-enhancements available to recover losses on loans under each individual master commitment. For additional information on credit enhancements see Part II — Item 8 — Financial Statements — Note 6 — Mortgage Loans Held for Portfolio — Credit-Enhancements in the 2024 Annual Report.

Payment Status of Mortgage Loans. Payment status is a key credit quality indicator for conventional mortgage loans and allows us to monitor borrower performance. A past due loan is one for which the borrower has failed to make a full payment of principal and interest within 30 days of its due date. Other delinquency statistics include nonaccrual loans and loans in process of foreclosure. Tables 4.3 and 4.4 present the payment status for conventional mortgage loans and other delinquency statistics for all mortgage loans at March 31, 2025, and December 31, 2024.

Table 4.3 - Credit Quality Indicator for Conventional Mortgage Loans
(dollars in thousands)

	March 31, 2025
	Year of Origination
Payment Status at Amortized Cost(1)	Prior to 2021	2021 to 2025	Total
Past due 30-59 days delinquent	$13,309	$6,901	$20,210
Past due 60-89 days delinquent	4,573	772	5,345
Past due 90 days or more delinquent	6,308	1,141	7,449
Total past due	24,190	8,814	33,004
Total current loans	1,740,433	1,860,623	3,601,056
Total conventional mortgage loans	$1,764,623	$1,869,437	$3,634,060

	December 31, 2024
	Year of Origination
Payment Status at Amortized Cost(1)	Prior to 2020	2020 to 2024	Total
Past due 30-59 days delinquent	$18,396	$6,605	$25,001
Past due 60-89 days delinquent	4,808	1,851	6,659
Past due 90 days or more delinquent	5,419	692	6,111
Total past due	28,623	9,148	37,771
Total current loans	1,279,577	2,227,402	3,506,979
Total conventional mortgage loans	$1,308,200	$2,236,550	$3,544,750
_________________________
(1)    Amortized cost excludes accrued interest receivable.

Table 4.4 - Other Delinquency Statistics of Mortgage Loans
(dollars in thousands)

	March 31, 2025
	Amortized Cost in Conventional Mortgage Loans	Amortized Cost in Government Mortgage Loans	Total
In process of foreclosure (1)	$1,116	$1,025	$2,141
Serious delinquency rate (2)	0.21%	1.60%	0.26%
Past due 90 days or more still accruing interest	$—	$2,130	$2,130
Loans on nonaccrual status (3)	$7,703	$—	$7,703

	December 31, 2024
	Amortized Cost in Conventional Mortgage Loans	Amortized Cost in Government Mortgage Loans	Total
In process of foreclosure (1)	$1,144	$771	$1,915
Serious delinquency rate (2)	0.17%	1.51%	0.22%
Past due 90 days or more still accruing interest	$—	$2,060	$2,060
Loans on nonaccrual status (3)	$6,111	$—	$6,111
_______________________
(1)    Includes loans where the decision of foreclosure or similar alternative such as pursuit of deed-in-lieu of foreclosure has been reported.
(2)    Loans that are 90 days or more past due or in the process of foreclosure expressed as a percentage of the amortized cost of the total loan portfolio class.
(3)    As of March 31, 2025, and December 31, 2024, $3.0 million and $3.2 million, respectively, of conventional mortgage loans on nonaccrual status did not have an associated allowance for credit losses because either these loans were charged off or the fair value of the underlying collateral, including any credit enhancements, is greater than the amortized cost of the loans.

Allowance for Credit Losses for Mortgage Loans.

Conventional Mortgage Loans. Conventional mortgage loans are evaluated collectively when similar risk characteristics exist. Conventional mortgage loans that do not share risk characteristics with other mortgage loans are evaluated for expected credit losses on an individual basis. We determine our allowance for credit losses on conventional mortgage loans through analyses that include consideration of various loan portfolio and collateral-related characteristics, such as past performance, current conditions, and reasonable and supportable forecasts of expected economic conditions. We use a discounted cash flow model to project our expected losses. We use a third-party model to project cash flows to estimate the expected credit losses over the life of the loans. The model relies on several inputs, such as both current and forecasted property values and interest rates as well as historical borrower behavior. We incorporate associated credit-enhancements and expected recoveries, if any, to determine our estimate of expected credit losses.

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

Table 4.5 presents a roll forward of the allowance for credit losses on conventional mortgage loans for the three months ended March 31, 2025 and 2024.

Table 4.5 - Allowance for Credit Losses on Conventional Mortgage Loans
(dollars in thousands)

	For the Three Months Ended March 31,
	2025	2024
Allowance for credit losses (1)
Balance, beginning of period	$2,200	$2,000
Provision for credit losses	—	600
Balance, end of period	$2,200	$2,600
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

Any losses incurred on these loans that are not recovered from the insurer or guarantor are absorbed by the related servicer. Therefore, we only have credit risk for these loans if the servicer fails to pay for losses not covered by insurance or guarantees, but in such instances, we will have recourse against the servicer for such failure. Due to government guarantees or insurance on our government loans, there is no allowance for credit losses for the government mortgage loan portfolio as of March 31, 2025, and December 31, 2024. Additionally, government mortgage loans are not placed on nonaccrual status due to the government guarantee or insurance on these loans and the contractual obligation of the loan servicers to repurchase their related loans when certain criteria are met.

"Mortgage Partnership Finance," "MPF," "eMPF" and "MPF Xtra" are registered trademarks of the Federal Home Loan Bank of Chicago.

Note 5 — Derivatives and Hedging Activities

Table 5.1 - Fair Value of Derivative Instruments

(dollars in thousands)

	March 31, 2025			December 31, 2024
	Notional Amount of Derivatives	Derivative Assets	Derivative Liabilities	Notional Amount of Derivatives	Derivative Assets	Derivative Liabilities
Derivatives designated as hedging instruments
Interest-rate swaps	$45,511,056	$60,291	$(535,424)	$46,232,807	$59,871	$(651,429)
Forward-start interest-rate swaps	641,000	38	(70)	741,000	224	—
Total derivatives designated as hedging instruments	46,152,056	60,329	(535,494)	46,973,807	60,095	(651,429)

Derivatives not designated as hedging instruments
Interest-rate swaps	2,783,851	1	(96)	2,987,274	—	(32)
Mortgage-delivery commitments (1)	70,674	158	(56)	32,729	8	(108)
Total derivatives not designated as hedging instruments	2,854,525	159	(152)	3,020,003	8	(140)
Total notional amount of derivatives	$49,006,581			$49,993,810
Total derivatives before netting and collateral adjustments		60,488	(535,646)		60,103	(651,569)
Netting adjustments and cash collateral, including related accrued interest (2)		215,966	530,383		241,770	646,823
Derivative assets and derivative liabilities		$276,454	$(5,263)		$301,873	$(4,746)
_______________________
(1)    Mortgage-delivery commitments are classified as derivatives with changes in fair value recorded in other income.
(2)    Amounts represent the effect of master-netting agreements intended to allow us to settle positive and negative positions with the same counterparty. Cash collateral posted, including accrued interest, was $761.3 million and $898.0 million at March 31, 2025, and December 31, 2024, respectively. The change in cash collateral posted is included in the net change in interest-bearing deposits in the statement of cash flows. Cash collateral received, including accrued interest, was $15.0 million and $9.4 million at March 31, 2025, and December 31, 2024.

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

Table 5.2 presents the net gains (losses) on qualifying fair-value hedging relationships. Gains (losses) on derivatives include unrealized changes in fair value as well as net interest settlements.

Table 5.2 - Net Gains (Losses) on Fair Value Hedging Relationships
(dollars in thousands)

	For the Three Months Ended March 31, 2025
	Advances	Available-for-sale Securities	CO Bonds
Total interest income (expense) presented on the statements of operations	$515,265	$193,732	$(574,214)

Gains (losses) on fair value hedging relationships
Changes in fair value:
Derivatives	$(63,777)	$(169,500)	$142,414
Hedged items	62,645	167,297	(142,039)
Net changes in fair value before price alignment interest	(1,132)	(2,203)	375
Price alignment interest(1)	(1,254)	(5,370)	160
Net interest settlements on derivatives(2)(3)	27,009	70,685	(81,591)
Net gains (losses) on qualifying hedging relationships	24,623	63,112	(81,056)
Amortization/accretion of discontinued hedging relationships	(224)	10,035	564
Net gains (losses) on derivatives and hedging activities recorded in net interest income	$24,399	$73,147	$(80,492)

	For the Three Months Ended March 31, 2024
	Advances	Available-for-sale Securities	CO Bonds
Total interest income (expense) presented on the statements of operations	$528,497	$233,171	$(507,136)

Gains (losses) on fair value hedging relationships
Changes in fair value:
Derivatives	$100,432	$140,222	$(46,641)
Hedged items	(98,147)	(137,177)	46,384
Net changes in fair value before price alignment interest	2,285	3,045	(257)
Price alignment interest(1)	(860)	(14,154)	481
Net interest settlements on derivatives(2)(3)	58,344	124,319	(162,260)
Net gains (losses) on qualifying hedging relationships	59,769	113,210	(162,036)
Amortization/accretion of discontinued hedging relationships	(351)	—	(1,506)
Net gains (losses) on derivatives and hedging activities recorded in net interest income	$59,418	$113,210	$(163,542)
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

Table 5.3 - Net (Losses) Gains on Cash Flow Hedging Relationships
(dollars in thousands)

	For the Three Months Ended March 31,
	2025	2024
Forward-start interest rate swaps - CO Bonds
Gains (losses) reclassified from accumulated other comprehensive loss into interest expense	$3,059	$(1,026)
(Losses) gains recognized in other comprehensive income	(4,260)	17,670

For the three months ended March 31, 2025 and 2024, there were no reclassifications from accumulated other comprehensive income into earnings as a result of the discontinuance of cash-flow hedges because the original forecasted transactions were not expected to occur by the end of the originally specified period or within a two-month period thereafter. As of March 31, 2025, the maximum length of time over which we are hedging our exposure to the variability in future cash flows for forecasted transactions is six years.

As of March 31, 2025, the amount of deferred net gains (losses) on derivatives accumulated in other comprehensive income related to cash flow hedges expected to be reclassified to earnings during the next 12 months is $8.5 million.

Table 5.4 - Cumulative Basis Adjustments for Fair-Value Hedges
(dollars in thousands)

	March 31, 2025
Line Item in Statement of Condition	Amortized Cost of Hedged Asset/ Liability(1)	Basis Adjustments for Active Hedging Relationships Included in Amortized Cost	Basis Adjustments for Discontinued Hedging Relationships Included in Amortized Cost	Cumulative Amount of Fair Value Hedging Basis Adjustments
Advances	$11,905,517	$(32,821)	$4,875	$(27,946)
Available-for-sale securities	11,068,511	(318,806)	(320,054)	(638,860)
Consolidated obligation bonds	21,337,717	(444,993)	24,610	(420,383)
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

Table 5.5 - Impact of Variation Margin for Cleared Derivatives on the Statement of Cash Flows
(dollars in thousands)

	Increase (decrease) on Cash Flow Statement
	For the Three Months Ended March 31,
	2025	2024
Operating activity - net change in derivatives and hedging activities	$(416,328)	$173,602
Financing activity - net receipts on derivatives with a financing element	(7,665)	20,553
Total variation margin (paid) received on cleared derivatives	$(423,993)	$194,155

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

(Moody's) or Standard & Poor's Financial Services LLC (S&P). In the event of a split between such credit ratings, the lower rating governs. The aggregate fair value of all uncleared derivatives with these provisions that were in a net-liability position (before cash collateral and related accrued interest) at March 31, 2025, was $490.5 million for which we had delivered collateral with a post-haircut value of $487.1 million in accordance with the terms of the master-netting agreements. Securities collateral is subject to valuation haircuts in accordance with the terms of the master-netting arrangements. Table 5.6 sets forth the post-haircut value of incremental collateral that certain uncleared derivatives counterparties could have required us to deliver based on incremental credit rating downgrades at March 31, 2025.

Table 5.6 - Post Haircut Value of Incremental Collateral to be Delivered as of March 31, 2025
(dollars in thousands)

Ratings Downgrade (1)
From	To	Incremental Collateral
AA+	AA or AA-	$—
AA-	A+, A or A-	—
A-	below A-	70,453
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

Table 5.7 presents separately the fair value of derivatives that are subject to netting due to a legal right of offset based on the terms of our master netting arrangements or similar agreements as of March 31, 2025, and December 31, 2024, which includes cleared and uncleared interest rate swaps, and the fair value of derivatives that are not subject to such netting, which includes mortgage delivery commitments and CO bond firm commitments. Derivatives subject to netting include any related cash collateral received from or pledged to counterparties.

Table 5.7 - Netting of Derivative Assets and Derivative Liabilities
(dollars in thousands)

	March 31, 2025
	Derivative Instruments Meeting Netting Requirements
	Gross Recognized Amount	Gross Amounts of Netting Adjustments and Cash Collateral	Derivative Instruments Not Meeting Netting Requirements	Total Derivative Assets and Total Derivative Liabilities
Derivative Assets
Interest-rate swaps
Uncleared	$57,481	$(56,405)		$1,076
Cleared	2,850	272,370		275,220
Mortgage delivery commitments			$158	158
Total				$276,454

Derivative Liabilities
Interest-rate swaps
Uncleared	$(533,746)	$528,539		$(5,207)
Cleared	(1,844)	1,844		—
Mortgage delivery commitments			$(56)	(56)
Total				$(5,263)

	December 31, 2024
	Derivative Instruments Meeting Netting Requirements
	Gross Recognized Amount	Gross Amounts of Netting Adjustments and Cash Collateral	Derivative Instruments Not Meeting Netting Requirements	Total Derivative Assets and Total Derivative Liabilities
Derivative Assets
Interest-rate swaps
Uncleared	$56,360	$(55,375)		$985
Cleared	3,735	297,145		300,880
Mortgage delivery commitment			$8	8
Total				$301,873

Derivative Liabilities
Interest-rate swaps
Uncleared	$(651,106)	$646,468		$(4,638)
Cleared	(355)	355		—
Mortgage delivery commitment			$(108)	(108)
Total				$(4,746)

Note 6 — Deposits

We offer demand and overnight deposits for members and qualifying nonmembers. Members that service mortgage loans may deposit funds collected in connection with mortgage loans pending disbursement of such funds, which we classify as "other" in the following table.

Table 6.1 - Deposits
(dollars in thousands)

	March 31, 2025	December 31, 2024
Interest-bearing
Demand and overnight	$778,434	$842,062
Noninterest-bearing
Other	31,819	35,019
Total deposits	$810,253	$877,081

None of the deposits are federally insured.

Note 7 — Consolidated Obligations

CO Bonds. CO bonds for which we have received issuance proceeds and are primarily liable were as follows:

Table 7.1 - CO Bonds Outstanding by Contractual Maturity
(dollars in thousands)

	March 31, 2025		December 31, 2024
	Amount	Weighted Average Rate (1)	Amount	Weighted Average Rate (1)
Due in one year or less	$36,577,100	4.00%	$27,884,310	4.08%
Due after one year through two years	8,193,750	2.57	7,948,755	2.15
Due after two years through three years	3,159,250	3.47	3,545,350	3.31
Due after three years through four years	3,454,605	3.45	3,889,675	3.40
Due after four years through five years	2,649,165	4.44	2,151,145	4.10
Thereafter	3,580,590	3.59	3,322,820	3.45
Total par value	57,614,460	3.73%	48,742,055	3.62%
Premiums	21,948		24,852
Discounts	(12,886)		(12,877)
Hedging adjustments	(420,383)		(561,859)
Total	$57,203,139		$48,192,171
_______________________
(1)    The CO bonds' weighted-average rate excludes concession fees.

Table 7.2 - CO Bonds Outstanding by Early Redemption Feature
(dollars in thousands)

	March 31, 2025	December 31, 2024
Noncallable and nonputable	$38,787,460	$30,786,555
Callable	18,827,000	17,955,500
Total par value	$57,614,460	$48,742,055

Table 7.3 - CO Bonds Outstanding by Earlier of Contractual Maturity or Next Call Date
(dollars in thousands)

	March 31, 2025	December 31, 2024
Due in one year or less	$48,045,100	$39,328,810
Due after one year through two years	4,097,750	3,976,755
Due after two years through three years	1,875,250	1,639,850
Due after three years through four years	1,858,605	2,024,675
Due after four years through five years	434,165	346,145
Thereafter	1,303,590	1,425,820
Total par value	$57,614,460	$48,742,055

Table 7.4 - CO Bonds by Interest Rate-Payment Type
(dollars in thousands)

	March 31, 2025	December 31, 2024
Fixed-rate	$28,371,960	$29,530,555
Simple variable-rate	24,545,500	14,194,500
Step-up (1)	4,697,000	5,017,000
Total par value	$57,614,460	$48,742,055
_______________________
(1)    Step-up bonds pay interest at increasing fixed rates for specified intervals over the life of the CO bond and can be called at our option on the step-up dates.

CO Discount Notes. Outstanding CO discount notes for which we were primarily liable, all of which are due within one year, were as follows:

Table 7.5 - CO Discount Notes Outstanding
(dollars in thousands)

	Book Value	Par Value	Weighted Average Rate (1)
March 31, 2025	$14,301,193	$14,402,471	4.26%
December 31, 2024	$18,546,504	$18,661,769	4.49%
_______________________
(1)    CO discount notes' weighted-average rate represents a yield to maturity excluding concession fees.

Note 8 — Affordable Housing Program and Discretionary Contributions

Table 8.1 - AHP Liability
(dollars in thousands)

	For the Three Months Ended March 31,
	2025	2024
Balance at beginning of year	$104,300	$87,164
AHP expense for the period	6,342	8,664
AHP voluntary contribution	4,434	—
AHP direct grant disbursements	(2,686)	(1,927)
AHP subsidy for AHP advance disbursements	(102)	(639)
Balance at end of period	$112,288	$93,262

Other discretionary housing and community investment programs consist of grants and subsidies to support other housing and community investment initiatives (non-AHP) and are recorded in other liabilities in the statement of condition.

Table 8.2 - Discretionary Housing and Community Investments Liability
(dollars in thousands)

	For the Three Months Ended March 31,
	2025	2024
Balance at beginning of period	$2,390	$—
Discretionary housing and community investment expense for the period	4,817	2,304
Direct grant disbursements	(479)	—
Subsidy for advance disbursements	(2,599)	(332)
Balance at end of period	$4,129	$1,972

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

The FHFA has authority to require us to maintain greater minimum capital levels than are required based on FHFA rules and regulations.

Table 9.1 - Regulatory Capital Requirements
(dollars in thousands)

	March 31, 2025		December 31, 2024
	Required	Actual	Required	Actual
Risk-based capital	$664,440	$4,140,344	$640,669	$4,112,953

Regulatory capital	$3,071,766	$4,140,344	$2,879,719	$4,112,953
Capital-to-asset ratio	4.0%	5.4%	4.0%	5.7%

Leverage capital	$3,839,708	$6,210,516	$3,599,648	$6,169,430
Leverage capital-to-assets ratio	5.0%	8.1%	5.0%	8.6%

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

Mandatorily Redeemable Capital Stock.

Table 9.2 - Mandatorily Redeemable Capital Stock by Expiry of Redemption Notice Period
(dollars in thousands)

	March 31, 2025	December 31, 2024
Past redemption date (1)	$2,489	$2,669
Due in one year or less	689	435
Due after one year through two years	—	689
Due after two years through three years	960	960
Due after three years through four years	333	333
Due after four years through five years	—	—
Total	$4,471	$5,086
_______________________
(1)    Amount represents mandatorily redeemable capital stock that has reached the end of the five-year redemption-notice period but the member-related activity (for example, advances) remains outstanding. Accordingly, these shares of capital stock will not be redeemed until the activity is no longer outstanding.

Restricted Retained Earnings. At March 31, 2025, our restricted retained earnings contribution requirement totaled $716.9 million. At March 31, 2025, and December 31, 2024, restricted retained earnings totaled $520.6 million and $509.2 million, respectively. These restricted retained earnings are not available to pay dividends.

Note 10 — Accumulated Other Comprehensive Income (Loss)

Table 10.1 - Accumulated Other Comprehensive Income (Loss)
(dollars in thousands)

	Net Unrealized Gain (Loss) on Available-for-sale Securities	Net Unrealized Gain (Loss) Relating to Hedging Activities	Pension and Postretirement Benefits	Total Accumulated Other Comprehensive Gain (Loss)
Balance, December 31, 2023	$(341,252)	$45,964	$749	$(294,539)
Cumulative effect of change in accounting principle
Other comprehensive income (loss) before reclassifications:
Net unrealized gains	32,931	17,670	—	50,601
Reclassifications from other comprehensive income to net income
Amortization - hedging activities (1)	—	1,026	—	1,026
Other comprehensive income	32,931	18,696	—	51,627
Balance, March 31, 2024	$(308,321)	$64,660	$749	$(242,912)

Balance, December 31, 2024	$(321,245)	$64,526	$1,697	$(255,022)
Other comprehensive income (loss) before reclassifications:
Net unrealized gains (losses)	47,747	(4,260)	—	43,487
Reclassifications from other comprehensive income to net income
Amortization - hedging activities (1)	—	(3,059)	—	(3,059)
Amortization - pension and postretirement benefits (2)	—	—	(389)	(389)
Other comprehensive income (loss)	47,747	(7,319)	(389)	40,039
Balance, March 31, 2025	$(273,498)	$57,207	$1,308	$(214,983)
_______________________
(1)    Recorded in CO bond interest expense in the statement of operations.
(2)    Recorded in other expenses in the statement of operations.

Note 11 — Fair Values

A fair-value hierarchy is used to prioritize the inputs of valuation techniques used to measure fair value. A description of the application of the fair-value hierarchy, valuation techniques, and significant inputs is disclosed in Part II — Item 8 — Financial Statements — Note 14 — Fair Values in the 2024 Annual Report. There have been no material changes in the fair-value hierarchy classification of financial assets and liabilities, valuation techniques, or significant inputs during the three months ended March 31, 2025.

Table 11.1 presents the carrying value, fair value, and fair value hierarchy of our financial assets and liabilities at March 31, 2025, and December 31, 2024. We record trading securities, available-for-sale securities, derivative assets, derivative liabilities, and certain other assets at fair value on a recurring basis and certain mortgage loans at fair value on a non-recurring basis. We record all other financial assets and liabilities at amortized cost. Refer to Table 11.2 for further details about the financial assets and liabilities held at fair value on either a recurring or non-recurring basis.

Table 11.1 - Fair Value Summary
(dollars in thousands)

	March 31, 2025
	Carrying Value	Total Fair Value	Level 1	Level 2	Level 3	Netting Adjustments and Cash Collateral(2)
Financial instruments
Assets:
Cash and due from banks	$26,697	$26,697	$26,697	$—	$—	$—
Interest-bearing deposits	1,541,322	1,541,322	1,541,322	—	—	—
Securities purchased under agreements to resell	3,750,000	3,749,996	—	3,749,996	—	—
Federal funds sold	5,067,000	5,066,995	—	5,066,995	—	—
Trading securities(1)	1,482	1,482	—	1,482	—	—
Available-for-sale securities(1)	16,545,645	16,545,645	—	16,538,998	6,647	—
Held-to-maturity securities	60,119	60,194	—	60,194	—	—
Advances	45,427,914	45,393,111	—	45,393,111	—	—
Mortgage loans, net	3,765,267	3,503,316	—	3,487,181	16,135	—
Accrued interest receivable	257,974	257,974	—	257,974	—	—
Derivative assets(1)	276,454	276,454	—	60,488	—	215,966
Other assets (1)	28,068	28,068	16,372	11,696	—	—
Liabilities:
Deposits	(810,253)	(810,230)	—	(810,230)	—	—
COs:
Bonds	(57,203,139)	(57,050,960)	—	(57,050,960)	—	—
Discount notes	(14,301,193)	(14,300,020)	—	(14,300,020)	—	—
Mandatorily redeemable capital stock	(4,471)	(4,471)	(4,471)	—	—	—
Accrued interest payable	(366,601)	(366,601)	—	(366,601)	—	—
Derivative liabilities(1)	(5,263)	(5,263)	—	(535,646)	—	530,383
Other:
Commitments to extend credit for advances	—	(1,342)	—	(1,342)	—	—
Standby letters of credit	(1,347)	(1,347)	—	(1,347)	—	—

	December 31, 2024
	Carrying Value	Total Fair Value	Level 1	Level 2	Level 3	Netting Adjustments and Cash Collateral(2)
Financial instruments
Assets:
Cash and due from banks	$5,149	$5,149	$5,149	$—	$—	$—
Interest-bearing deposits	1,958,353	1,958,353	1,958,353	—	—	—
Securities purchased under agreements to resell	1,500,000	1,500,003	—	1,500,003	—	—
Federal funds sold	2,505,000	2,504,990	—	2,504,990	—	—
Trading securities(1)	1,489	1,489	—	1,489	—	—
Available-for-sale securities(1)	16,470,908	16,470,908	—	16,464,257	6,651	—
Held-to-maturity securities	63,318	63,197	—	63,197	—	—
Advances	45,163,175	45,080,045	—	45,080,045	—	—
Mortgage loans, net	3,679,150	3,355,769	—	3,343,100	12,669	—
Accrued interest receivable	262,203	262,203	—	262,203	—	—
Derivative assets(1)	301,873	301,873	—	60,103	—	241,770
Other assets(1)	32,738	32,738	20,742	11,996	—	—
Liabilities:
Deposits	(877,081)	(877,035)	—	(877,035)	—	—
COs:
Bonds	(48,192,171)	(47,928,851)	—	(47,928,851)	—	—
Discount notes	(18,546,504)	(18,549,008)	—	(18,549,008)	—	—
Mandatorily redeemable capital stock	(5,086)	(5,086)	(5,086)	—	—	—
Accrued interest payable	(328,596)	(328,596)	—	(328,596)	—	—
Derivative liabilities(1)	(4,746)	(4,746)	—	(651,569)	—	646,823
Other:
Commitments to extend credit for advances	—	(1,264)	—	(1,264)	—	—
Standby letters of credit	(1,266)	(1,266)	—	(1,266)	—	—
_______________________
(1)Carried at fair value and measured on a recurring basis.
(2)These amounts represent the effect of master-netting agreements intended to allow us to settle positive and negative positions and also cash collateral and related accrued interest held or placed with the same clearing member and/or counterparty.

Fair Value Measured on a Recurring and Nonrecurring Basis.

Table 11.2 - Fair Value of Assets and Liabilities Measured at Fair Value on a Recurring and Nonrecurring Basis
(dollars in thousands)

	March 31, 2025
	Level 1	Level 2	Level 3	Netting Adjustments and Cash Collateral (1)	Total
Assets:
Carried at fair value on a recurring basis
Trading securities:
Corporate bonds	$—	$1,482	$—	$—	$1,482
Available-for-sale securities:
U.S. Treasury obligations	—	5,893,149	—	—	5,893,149
HFA securities	—	—	6,647	—	6,647
Supranational institutions	—	337,358	—	—	337,358
U.S. government-owned corporations	—	226,607	—	—	226,607
GSE	—	96,532	—	—	96,532
U.S. government guaranteed – single-family MBS	—	156,932	—	—	156,932
U.S. government guaranteed – multifamily MBS	—	461,189	—	—	461,189
GSE – single-family MBS	—	1,884,026	—	—	1,884,026
GSE – multifamily MBS	—	7,483,205	—	—	7,483,205
Total available-for-sale securities	—	16,538,998	6,647	—	16,545,645
Derivative assets:
Interest-rate-exchange agreements	—	60,330	—	215,966	276,296
Mortgage delivery commitments	—	158	—	—	158
Total derivative assets	—	60,488	—	215,966	276,454
Other assets	16,372	11,696	—	—	28,068
Total assets carried at fair value on a recurring basis	$16,372	$16,612,664	$6,647	$215,966	$16,851,649
Liabilities:
Carried at fair value on a recurring basis
Derivative liabilities
Interest-rate-exchange agreements	$—	$(535,590)	$—	$530,383	$(5,207)
Mortgage delivery commitments	—	(56)	—	—	(56)
Total liabilities carried at fair value on a recurring basis	$—	$(535,646)	$—	$530,383	$(5,263)

	December 31, 2024
	Level 1	Level 2	Level 3	Netting Adjustments and Cash Collateral(1)	Total
Assets:
Carried at fair value on a recurring basis
Trading securities:
Corporate bonds	$—	$1,489	$—	$—	$1,489
Available-for-sale securities:
U.S. Treasury obligations	—	5,807,665	—	—	5,807,665
HFA securities	—	—	6,651	—	6,651
Supranational institutions	—	337,352	—	—	337,352
U.S. government-owned corporations	—	221,769	—	—	221,769
GSE	—	94,614	—	—	94,614
U.S. government guaranteed – single-family MBS	—	179,052	—	—	179,052
U.S. government guaranteed – multifamily MBS	—	464,823	—	—	464,823
GSE – single-family MBS	—	1,953,153	—	—	1,953,153
GSE – multifamily MBS	—	7,405,829	—	—	7,405,829
Total available-for-sale securities	—	16,464,257	6,651	—	16,470,908
Derivative assets:
Interest-rate-exchange agreements	—	60,095	—	241,770	301,865
Mortgage delivery commitments	—	8	—	—	8
Total derivative assets	—	60,103	—	241,770	301,873
Other assets	20,742	11,996	—	—	32,738
Total assets carried at fair value on a recurring basis	$20,742	$16,537,845	$6,651	$241,770	$16,807,008
Liabilities:
Carried at fair value on a recurring basis
Derivative liabilities
Interest-rate-exchange agreements	$—	$(651,461)	$—	$646,823	$(4,638)
Mortgage delivery commitments	—	(108)	—	—	(108)
Total liabilities carried at fair value on a recurring basis	$—	$(651,569)	$—	$646,823	$(4,746)
_______________________
(1)    These amounts represent the effect of master-netting agreements intended to allow us to settle positive and negative positions and also cash collateral and related accrued interest held or placed with the same clearing member and/or counterparty.

Table 11.3 presents a reconciliation of available-for-sale securities that are measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the three months ended March 31, 2025 and 2024.

Table 11.3 - Roll Forward of Level 3 Available-for-Sale HFA Securities
(dollars in thousands)

	For the Three Months Ended March 31,
	2025	2024
Balance at beginning of period	$6,651	$21,805
Total (losses) gains included in other comprehensive income
Net unrealized (losses) gains	(4)	163
Balance at end of period	$6,647	$21,968

Total amount of unrealized (losses) gains for the period included in other comprehensive income relating to securities held at period end	$(4)	$163

Note 12 — Commitments and Contingencies

Joint and Several Liability. COs are backed by the financial resources of the 11 district Federal Home Loan Banks (the FHLBanks). The FHFA has authority to require any FHLBank to repay all or a portion of the principal and interest on COs for which another FHLBank is the primary obligor. No FHLBank has ever been asked or required to repay the principal or interest on any CO on behalf of another FHLBank. We evaluate the financial condition of the other FHLBanks primarily based on known regulatory actions, publicly available financial information, and individual long-term credit-rating action as of each period-end presented. Based on this evaluation, as of March 31, 2025, and through the filing of this report, we do not believe it is likely that we will be required to repay the principal or interest on any CO on behalf of another FHLBank.

We have considered applicable FASB guidance and determined it is not necessary to recognize a liability for the fair value of our joint and several liability for all of the COs. The joint and several obligation is mandated by the FHLBank Act, as implemented by FHFA regulations, and is not the result of an arms-length transaction among the FHLBanks. The FHLBanks have no control over the amount of the guaranty or the determination of how each FHLBank would perform under the joint and several obligation. Because the FHLBanks are subject to the authority of the FHFA as it relates to decisions involving the allocation of the joint and several liability for the FHLBanks' COs, the FHLBanks' joint and several obligation is excluded from the initial recognition and measurement provisions. Accordingly, we have not recognized a liability for our joint and several obligation related to other FHLBanks' COs at March 31, 2025, and December 31, 2024. The par amounts of other FHLBanks' outstanding COs for which we are jointly and severally liable totaled $1.1 trillion at both March 31, 2025, and December 31, 2024. See Note 7 — Consolidated Obligations for additional information.

Off-Balance-Sheet Commitments

Table 12.1 - Off-Balance Sheet Commitments (1)
(dollars in thousands)

	March 31, 2025			December 31, 2024
	Expire within one year	Expire after one year	Total	Total
Standby letters of credit outstanding (2)	$7,955,243	$336,094	$8,291,337	$8,117,979
Commitments for unused lines of credit - advances (3)	1,107,549	—	1,107,549	1,101,205
Commitments to make additional advances	112,900	32,405	145,305	92,925
Commitments to invest in mortgage loans	70,674	—	70,674	32,729
Unsettled CO bonds, at par	597,750	—	597,750	967,000
Unsettled CO discount notes, at par	—	—	—	314,000
__________________________
(1)    We have determined that it is unnecessary to record any liability for credit losses on these agreements based on our credit extension and collateral policies.
(2)    The amount of standby letters of credit outstanding excludes commitments to issue standby letters of credit. At March 31, 2025, and December 31, 2024, commitments to issue standby letters of credit that expire within one year totaled $59.9 million and $30.4 million, respectively.
(3)    Commitments for unused line-of-credit advances are generally for periods of up to 12 months. Since many of these commitments are not expected to be drawn upon, the total commitment amount does not necessarily indicate future liquidity requirements.

Standby Letters of Credit. At March 31, 2025, the outstanding standby letters of credit issued expire no later than 2039. Currently, we offer new standby letters of credit with terms typically up to 10 years, while terms greater than 10 years may be available on an exception basis. Unearned fees for the value of the guarantees related to standby letters of credit are recorded in other liabilities and totaled $1.3 million at both March 31, 2025, and December 31, 2024.

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

Table 13.1 - Shareholder Concentrations, Balance Sheet
(dollars in thousands)

	Capital Stock Outstanding	Percent of Total Capital Stock	Par Value of Advances	Percent of Total Par Value of Advances	Total Accrued Interest Receivable	Percent of Total Accrued Interest Receivable on Advances
March 31, 2025
State Street Bank and Trust Company	$477,600	21.6%	$11,815,000	26.0%	$90,670	47.7%

December 31, 2024
State Street Bank and Trust Company	$400,600	18.2%	$9,815,000	21.7%	$75,756	40.2%

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

Table 13.2 - Transactions with Directors' Institutions
(dollars in thousands)

	Capital Stock Outstanding	Percent of Total Capital Stock	Par Value of Advances	Percent of Total Par Value of Advances	Total Accrued Interest Receivable	Percent of Total Accrued Interest Receivable on Advances
March 31, 2025	$10,199	0.5%	$131,314	0.3%	$289	0.2%
December 31, 2024	29,365	1.3	180,954	0.4	528	0.3

Note 14 — Subsequent Events

On April 25, 2025, the board of directors declared a cash dividend at an annualized rate of 7.39 percent based on daily average capital stock balances outstanding during the first quarter of 2025. The dividend, including dividends classified as interest on mandatorily redeemable capital stock, amounted to $40.8 million and was paid on May 2, 2025.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Index to Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This report includes statements describing anticipated developments, projections, estimates, or predictions of ours that are “forward-looking statements.” These statements may involve matters related to, but not limited to, projections of revenues, income, earnings, capital expenditures, dividends, capital structure, or other financial items; repurchases of excess stock, our minimum retained earnings target, or the interest-rate environment in which we do business; statements of management’s plans or objectives for future operations; expectations of effects or changes in fiscal and monetary policies and our future economic performance; or statements of assumptions underlying certain of the foregoing types of statements. These statements may use forward-looking terminology such as, but not limited to, “anticipates,” “believes,” “continued,” “expects,” “plans,” “intends,” “may,” “could,” “estimates,” “assumes,” “should,” “will,” “likely,” or their negatives or other variations of these terms. We caution that, by their nature, forward-looking statements are subject to a number of risks or uncertainties, including the risk factors set forth in Part I — Item 1A — Risk Factors in the 2024 Annual Report and Part II — Item 1A — Risk Factors of this report and the risks set forth below. Actual results could differ materially from those expressed or implied in these forward-looking statements or could affect the extent to which a particular objective, projection, estimate, or prediction is realized. As a result, you are cautioned not to place undue reliance on such statements.

These forward-looking statements involve risks and uncertainties including, but not limited to, the following:

•the effects of economic, financial, credit, and market conditions on our financial and regulatory condition and results of operations, including changes in economic growth, general liquidity conditions, inflation and deflation, employment rates, interest rates, interest-rate spreads, interest-rate volatility, mortgage originations, prepayment activity, housing prices, asset delinquencies, members’ deposit flows, liquidity needs, and loan demand; changes in the general economy, including changes resulting from U.S. fiscal and monetary policy, including international trade policy and tariffs, actions of the Federal Open Market Committee (FOMC), or changes in credit ratings of the U.S. federal government; and the condition of the mortgage and housing markets on our mortgage-related assets; and the condition of the capital markets on our COs;
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

The Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our interim financial statements and notes, which begin on page three, and the 2024 Annual Report.

EXECUTIVE SUMMARY

Net income decreased $20.9 million to $57.0 million for the three months ended March 31, 2025, from $77.8 million for 2024. The decrease in net income was primarily due to a decrease of $16.5 million in net interest income after provision for credit losses and a $4.4 million increase in AHP voluntary contributions.

Net interest income after provision for credit losses for the three months ended March 31, 2025, was $92.8 million, compared with $109.2 million for the corresponding period in 2024. The $16.5 million decrease in net interest income after provision for credit losses was primarily driven by the decrease in yields during the three months ended March 31, 2025, along with an $8.0 million unfavorable variance in net unrealized gains and losses on fair value hedge ineffectiveness, and a $5.1 million increase in mortgage-backed security net amortization, both attributable to a decrease in intermediate- and long-term interest rates during the three months ended March 31, 2025. Partially offsetting these decreases were increases to net interest income resulting from increases of $6.2 billion, $923.5 million, and $623.3 million in our average advances, average mortgage-backed securities and average mortgage loan portfolios, respectively. Additionally, a $426.9 million increase in average capital contributed to the growth in net interest income.

Total assets increased $4.8 billion to $76.8 billion over the three months ended March 31, 2025. Advances totaled $45.4 billion at March 31, 2025, an increase of $264.7 million from December 31, 2024. At March 31, 2025, investment securities and short-term money-market investments totaled $27.0 billion, an increase of $4.5 billion from December 31, 2024, comprised primarily of a $4.4 billion increase in short-term investments, as we bolstered our liquidity position in the first quarter of 2025 when market volatility and uncertainty were heightened. Mortgage loans totaled $3.8 billion, an increase of $86.1 million from December 31, 2024.

Our retained earnings grew to $1.9 billion at March 31, 2025, an increase of $15.8 million from December 31, 2024, equaling 2.5 percent of total assets at March 31, 2025. We continue to satisfy all regulatory capital requirements as of March 31, 2025.

On April 25, 2025, our board of directors declared a cash dividend that was equivalent to an annual yield of 7.39 percent on the average daily balance of capital stock outstanding during the first quarter of 2025. The yield is equivalent to the approximate daily average of secured overnight financing rate (SOFR) for the first quarter of 2025 plus 300 basis points.

Our overall results of operations are influenced by the economy, interest rates, members’ demand for liquidity, and our ability to maintain sufficient access to funding at relatively favorable costs.

Generally, investor demand for high credit quality, fixed-income investments, including COs, continued to be strong relative to other investments. Yield spreads on CO debt relative to benchmark yields for comparable debt remained relatively stable during the period covered by this report. Our flexibility in utilizing various funding tools, in combination with a diverse investor base and our status as a government-sponsored enterprise, have helped provide reliable market access and demand for COs throughout fluctuating market environments and regulatory changes affecting dealers of and investors in COs. The Bank has continued to meet all funding needs during the three months ended March 31, 2025.

Net Interest Margin and Spread

Net interest spread was 0.22 percent for the three months ended March 31, 2025, a decrease of nine basis points from the three months ended March 31, 2024, and net interest margin was 0.49 percent, a decrease of 18 basis points from the three months ended March 31, 2024. The decrease in net interest spread and margin was primarily attributable to the decline in net interest income after provision for credit losses discussed above, resulting from a decrease in yields.

Housing and Community Investment Programs

In addition to providing a readily available, competitively-priced source of funds to members, one of our core missions is to support affordable housing and community investment. We administer a number of programs that are targeted to fulfill that mission, some of which are statutory, and some are discretionary. For additional information on these specific programs, see Part I — Item 1 — Business — Targeted Housing and Community Investment Programs in the 2024 Annual Report.

We are required to annually set aside a portion of our earnings for our Affordable Housing Program. These funds assist members serving very low-, low-, and moderate-income households and support community economic development. The Bank's net income for the three months ended March 31, 2025, resulted in an accrual of $6.3 million to the AHP pool of funds that will be available to members in 2026. Contributions made to our discretionary housing and community investment program reduce the Bank’s net income for the year, therefore reducing our statutory accrual of funds to the AHP pool. The Bank's board of directors continued its commitment to affordable housing by making a voluntary AHP contribution of $4.4 million for the three months ended March 31, 2025.

Table 1 - Statutory AHP Assessment and Voluntary AHP Contributions
(dollars in thousands)

For the Three Months Ended March 31, 2025
Net income subject to AHP statutory assessment	$63,419
Statutory AHP percentage	10%
Statutory AHP assessment	6,342
AHP voluntary contributions	4,434
Total contribution to the AHP	$10,776

The combined amounts of our required AHP assessments and voluntary contributions to AHP totaled $10.8 million and $8.7 million for the three months ended March 31, 2025 and 2024, respectively.

Discretionary housing and community investment program expenses are shown in the table below, by program.

Table 2 - Discretionary Housing and Community Investment Program Expenses
(dollars in thousands)

Program	For the Three Months Ended March 31, 2025
Affordable housing
MPF permanent rate buy-down program	$404

Economic development
JNE program	2,353

CDFIs
CDFI advance program	2,060
Total discretionary housing and community investment program expenses	$4,817

Legislative and Regulatory Developments

Legislation has been proposed or enacted, and the FHFA and others with authority over the economy, our industry, and our business activities have taken action during 2025 as described in Part II — Item 7 — Management's Discussion and Analysis of Financial Condition and Results of Operations — Legislative and Regulatory Developments. Such developments affect the way we conduct business and could impact how we satisfy our mission as well as the value of membership in the Bank.

ECONOMIC CONDITIONS

Economic Environment

Real gross domestic product (GDP) contracted at an annual rate of 0.3 percent in the first quarter of 2025. This contraction was driven mainly by an increase in imports and a decrease in government spending.

Employment increased each month of the first quarter with job gains of 111,000, 102,000, and 185,000 in January, February, and March 2025, respectively. In April 2025, employment grew by 177,000 jobs and the unemployment rate was 4.2 percent. The unemployment rate for the New England region in March 2025 was 4.0 percent, ranging from 2.6 percent in Vermont to 4.8 percent in Rhode Island.

In March 2025, the Consumer Price Index (CPI) excluding food and energy increased 0.1 percent from the preceding month, representing a year-over- year increase of 2.8 percent. The core CPI increase was driven mainly by the cost of personal care, medical care, and education. The FHFA reported that housing prices rose 3.9 percent across the U.S. from February 2024 to February 2025. Over the same period, housing prices in New England rose 6.1 percent.

Interest-Rate Environment

On May 7, 2025, the FOMC announced that it would maintain the federal funds rate in a target range of 425 to 450 basis points. The FOMC stated that in considering any additional adjustments to the target range for the federal funds rate, the FOMC will carefully assess incoming data, the evolving outlook, and the balance of risks. The FOMC also stated that it would continue reducing its holdings of U.S. Treasury securities, agency debt, and agency mortgage-backed securities, and is strongly committed to supporting maximum employment and returning inflation to its two percent objective.

In the first quarter of 2025, short-term rates remained elevated, consistent with the FOMC’s target range for the federal funds rate. Meanwhile, intermediate- and long-term interest rates declined during the quarter, primarily reflecting concerns over the economic outlook. Beginning in late February 2025, and persisting through the end of the first quarter, the yield curve inverted as the difference between 10-year and 3-month U.S. Treasury yields became negative.

Table 3 - Key Interest Rates(1)

	Three Month Daily Average		Ending Rate
	March 31, 2025	March 31, 2024	March 31, 2025	December 31, 2024
SOFR	4.33%	5.31%	4.41%	4.49%
Federal funds effective rate	4.33%	5.33%	4.33%	4.33%
3-month U.S. Treasury yield	4.30%	5.37%	4.29%	4.31%
2-year U.S. Treasury yield	4.16%	4.49%	3.88%	4.24%
5-year U.S. Treasury yield	4.25%	4.12%	3.95%	4.38%
10-year U.S. Treasury yield	4.45%	4.15%	4.21%	4.57%
________________
(1)    Source: Bloomberg

SELECTED FINANCIAL DATA

The following financial highlights for the statement of condition and statement of operations for December 31, 2024, have been derived from our audited financial statements. Financial highlights for the quarter-ends have been derived from our unaudited financial statements.

Table 4 - Selected Financial Data
(dollars in thousands)

	March 31, 2025	December 31, 2024	September 30, 2024	June 30, 2024	March 31, 2024
Statement of Condition
Total assets	$76,794,158	$71,992,966	$72,396,841	$68,769,378	$66,030,276
Investments(1)	26,965,568	22,499,068	26,137,824	22,436,579	22,263,743
Advances	45,427,914	45,163,175	42,006,806	42,294,369	39,905,499
Mortgage loans held for portfolio, net(2)	3,765,267	3,679,150	3,543,560	3,345,541	3,146,391
Deposits and other borrowings	810,253	877,081	765,831	891,137	921,774
Consolidated obligations:
Bonds	57,203,139	48,192,171	52,338,590	42,651,455	41,023,055
Discount notes	14,301,193	18,546,504	14,941,067	21,040,550	20,055,973
Total consolidated obligations	71,504,332	66,738,675	67,279,657	63,692,005	61,079,028
Mandatorily redeemable capital stock	4,471	5,086	5,086	5,085	6,083
Class B capital stock outstanding-putable(3)	2,207,384	2,195,167	2,161,471	2,094,276	1,983,103
Unrestricted retained earnings	1,407,846	1,403,455	1,380,713	1,375,438	1,360,373
Restricted retained earnings	520,643	509,245	492,833	480,759	466,723
Total retained earnings	1,928,489	1,912,700	1,873,546	1,856,197	1,827,096
Accumulated other comprehensive loss	(214,983)	(255,022)	(227,659)	(268,507)	(242,912)
Total capital	3,920,890	3,852,845	3,807,358	3,681,966	3,567,287

	For the Three Months Ended
Results of Operations	March 31, 2025	December 31, 2024	September 30, 2024	June 30, 2024	March 31, 2024
Net interest income after provision for credit losses	$92,789	$125,598	$89,791	$108,655	$109,242
Other income, net	3,902	1,144	5,483	3,212	2,608
Other expense	33,358	35,553	28,185	33,878	25,340
AHP assessments	6,342	9,129	6,720	7,809	8,664
Net income	$56,991	$82,060	$60,369	$70,180	$77,846
Other Information
Dividends declared	$41,202	$42,906	$43,020	$41,079	$41,450
Dividend payout ratio	72.30%	52.29%	71.26%	58.53%	53.25%
Weighted-average dividend rate(4)	7.74	8.36	8.41	8.40	8.40
Return on average equity(5)	5.88	8.69	6.57	7.75	8.94
Return on average assets	0.30	0.45	0.34	0.40	0.47
Net interest margin(6)	0.49	0.70	0.52	0.63	0.67
Average equity to average assets	5.08	5.21	5.22	5.16	5.22
Total regulatory capital ratio(7)	5.39	5.71	5.58	5.75	5.78
_______________________
(1)Investments include available-for-sale securities, held-to-maturity securities, trading securities, interest-bearing deposits, securities purchased under agreements to resell and federal funds sold.
(2)The allowance for credit losses for mortgage loans amounted to $2.2 million at March 31, 2025, $2.2 million at December 31, 2024, $2.2 million at September 30, 2024, $2.2 million at June 30, 2024, and $2.6 million at March 31, 2024.
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

RESULTS OF OPERATIONS

The following table presents the Bank’s significant statements of operations line items for three months ended March 31, 2025 and 2024, and provides information regarding the changes during those quarters. These items are discussed in more detail below as well as in the Executive Summary.

Table 5 - Statements of Operations Summary
(dollars in thousands)

			Change
	For the The Months Ended March 31,		2025 vs. 2024
	2025	2024	Amount	Percent
Net Interest Income after provision for credit losses	$92,789	$109,242	$(16,453)	(15.06)%
Noninterest income	3,902	2,608	1,294	49.62
Noninterest expense	33,358	25,340	8,018	31.64
AHP assessment	6,342	8,664	(2,322)	(26.80)
Net Income	$56,991	$77,846	$(20,855)	(26.79)%

Net income decreased $20.9 million to $57.0 million for the three months ended March 31, 2025, from $77.8 million for the same period in 2024. The primary reasons for the decrease are discussed under Executive Summary.

Net interest income after provision for credit losses for the three months ended March 31, 2025, was $92.8 million, compared with $109.2 million for the corresponding period in 2024. The primary reasons for the decrease are discussed under Executive Summary.

Table 6 presents major categories of average balances, related interest income/expense, and average yields/rates for interest-earning assets and interest-bearing liabilities. Our primary source of earnings is net interest income, which is the interest earned on advances, mortgage loans, and investments less interest paid on COs, deposits, and other sources of funds.

Table 6 - Net Interest Spread and Margin
(dollars in thousands)

	For the Three Months Ended March 31,
	2025			2024
	Average Balance	Interest Income / Expense	Average Yield/Rate(1)	Average Balance	Interest Income / Expense	Average Yield/Rate(1)
Assets
Advances	$45,812,695	$515,464	4.56%	$39,641,233	$528,546	5.36%
Interest-bearing deposits	2,496,629	27,084	4.40	2,690,980	36,326	5.43
Securities purchased under agreements to resell	2,186,711	23,679	4.39	1,061,538	14,311	5.42
Federal funds sold	5,585,367	60,518	4.39	3,650,428	49,218	5.42
Investment securities(2)	16,843,055	194,594	4.69	15,783,431	234,315	5.97
Mortgage loans(2)(3)	3,719,545	39,452	4.30	3,096,228	28,587	3.71
Total interest-earning assets	76,644,002	860,791	4.55	65,923,838	891,303	5.44
Other non-interest-earning assets	959,933			1,439,946
Fair-value adjustments on investment securities	(295,869)			(333,089)
Total assets	$77,308,066	$860,791	4.52%	$67,030,695	$891,303	5.35%
Liabilities and capital
Consolidated obligations
Discount notes	$17,276,377	$187,162	4.39%	$19,843,709	$264,603	5.36%
Bonds	53,898,530	574,214	4.32	40,653,328	507,136	5.02
Other interest-bearing liabilities	748,452	6,626	3.59	826,748	9,722	4.73
Total interest-bearing liabilities	71,923,359	768,002	4.33	61,323,785	781,461	5.13
Other non-interest-bearing liabilities	1,457,128			2,206,257
Total capital	3,927,579			3,500,653
Total liabilities and capital	$77,308,066	$768,002	4.03%	$67,030,695	$781,461	4.69%
Net interest income		$92,789			$109,842
Net interest spread			0.22%			0.31%
Net interest margin			0.49%			0.67%
_________________________
(1)    Yields are annualized
(2)    Average balances are reflected at amortized cost.
(3)    Nonaccrual loans are included in the average balances used to determine average yield.

Rate and Volume Analysis

Changes in both average balances (volume) and interest rates influence changes in net interest income and net interest margin. Table 7 summarizes changes in interest income and interest expense for the three months ended March 31, 2025 and 2024. Changes in interest income and interest expense that are not identifiable as either volume or rate-related, but equally attributable to both volume and rate changes, have been allocated to the volume and rate categories based upon the proportion of the absolute value of the volume and rate changes.

Table 7 - Rate and Volume Analysis
(dollars in thousands)

	For the Three Months Ended March 31, 2025 vs 2024
	Increase (Decrease) due to
	Volume	Rate	Total
Interest income
Advances	$75,872	$(88,954)	$(13,082)
Interest-bearing deposits	(2,485)	(6,757)	(9,242)
Securities purchased under agreements to resell	12,651	(3,283)	9,368
Federal funds sold	22,350	(11,050)	11,300
Investment securities	14,920	(54,641)	(39,721)
Mortgage loans	6,247	4,618	10,865
Total interest income	129,555	(160,067)	(30,512)
Interest expense
Consolidated obligations
Discount notes	(31,612)	(45,829)	(77,441)
Bonds	148,572	(81,494)	67,078
Other interest-bearing liabilities	(858)	(2,238)	(3,096)
Total interest expense	116,102	(129,561)	(13,459)
Change in net interest income	$13,453	$(30,506)	$(17,053)

Average Balance of Advances

The average balance of total advances increased by $6.2 billion, or 15.6 percent, for the three months ended March 31, 2025, compared with the same period in 2024. This increase in the average balance of advances was primarily concentrated in variable-rate advances, partially offset by a decrease in short-term fixed rate and long-term fixed rate advances. We cannot predict future member demand for advances.

Average Balance of Investments

Average short-term money-market investments, consisting of interest-bearing deposits, securities purchased under agreements to resell, federal funds sold, and loans to other FHLBanks, increased $2.9 billion, or 38.7 percent, for the three months ended March 31, 2025, compared with the same period in 2024, as we bolstered our liquidity position in the first quarter of 2025 when market volatility and uncertainty were heightened. The yield earned on short-term money-market investments is highly correlated to short-term market interest rates. As a result of decreases in the FOMC's target range for the federal funds rate, average yields on overnight federal funds sold decreased from 5.42 percent during the three months ended March 31, 2024, to 4.39 percent during the three months ended March 31, 2025, while average yields on securities purchased under agreements to resell decreased from 5.42 percent for the three months ended March 31, 2024, to 4.39 percent for the three months ended March 31, 2025. These investments are used for liquidity management.

Average investment-securities balances increased $1.1 billion, or 6.7 percent for the three months ended March 31, 2025, compared with the same period in 2024. The increase was primarily the result of a $923.5 million increase in average MBS.

Average Balance of COs

Average CO balances increased $10.7 billion, or 17.7 percent, for the three months ended March 31, 2025, compared with the same period in 2024. This increase consisted of a $13.2 billion increase in CO bonds, offset by a $2.6 billion decline in CO discount notes.

The average balance of CO discount notes represented approximately 24.3 percent of total average COs for the three months ended March 31, 2025, compared with 32.8 percent of total average COs for the three months ended March 31, 2024. The average balance of CO bonds represented 75.7 percent and 67.2 percent of total average COs outstanding during the three months ended March 31, 2025 and 2024, respectively.

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

Table 8 - Effect of Derivative and Hedging Activities
(dollars in thousands)

	For the Three Months Ended March 31, 2025
Net Effect of Derivatives and Hedging Activities	Advances	Investments	Mortgage Loans	CO Bonds	CO Discount Notes	Total
Net interest income
Amortization / accretion of hedging activities (1)	$(224)	$10,035	$42	$3,623	$—	$13,476
(Losses) gains on designated fair-value hedges	(1,132)	(2,203)	—	375	—	(2,960)
Net interest settlements (2)	27,009	70,685	—	(81,591)	—	16,103
Price alignment interest (3)	(1,254)	(5,370)	—	160	—	(6,464)
Total net interest income	24,399	73,147	42	(77,433)	—	20,155

Net gains (losses) on derivatives and hedging activities
Losses on derivatives not receiving hedge accounting	—	—	—	—	(425)	(425)
Mortgage delivery commitments	—	—	417	—	—	417
Price alignment interest (3)	—	—	—	—	334	334
Net gains (losses) on derivatives and hedging activities	—	—	417	—	(91)	326

Total net effect of derivatives and hedging activities	$24,399	$73,147	$459	$(77,433)	$(91)	$20,481

	For the Three Months Ended March 31, 2024
Net Effect of Derivatives and Hedging Activities	Advances	Investments	Mortgage Loans	CO Bonds	CO Discount Notes	Total
Net interest income
Amortization / accretion of hedging activities (1)	$(351)	$—	$—	$(2,532)	$—	$(2,883)
Gains (losses) on designated fair-value hedges	2,285	3,045	—	(257)	—	5,073
Net interest settlements (2)	58,344	124,319	—	(162,260)	—	20,403
Price alignment interest (3)	(860)	(14,154)	—	481	—	(14,533)
Total net interest income	59,418	113,210	—	(164,568)	—	8,060

Net gains (losses) on derivatives and hedging activities
Gains (losses) on derivatives not receiving hedge accounting	23	—	—	—	(32)	(9)
Mortgage delivery commitments	—	—	(456)	—	—	(456)
Price alignment interest (3)	—	—	—	—	15	15
Net gains (losses) on derivatives and hedging activities	23	—	(456)	—	(17)	(450)

Total net effect of derivatives and hedging activities	$59,441	$113,210	$(456)	$(164,568)	$(17)	$7,610
________________________

(1)    Represents the amortization/accretion of hedging fair-value adjustments and cash-flow hedge amortization reclassified from accumulated other comprehensive income.
(2)    Represents interest income/expense on derivatives included in net interest income.
(3)    Relates to derivatives for which variation margin payments are characterized as daily settled contracts.

FINANCIAL CONDITION

Advances

At March 31, 2025, the advances portfolio totaled $45.4 billion, an increase of $264.7 million from $45.2 billion at December 31, 2024.

Table 9 - Advances Outstanding by Product Type
(dollars in thousands)

	March 31, 2025		December 31, 2024
	Par Value	Percent of Total	Par Value	Percent of Total
Fixed-rate advances
Long-term	$11,250,340	24.7%	$11,909,336	26.3%
Short-term	10,195,557	22.4	10,604,134	23.4
Putable	7,348,920	16.2	7,488,170	16.5
Overnight	1,816,658	4.0	2,221,057	4.9
Amortizing	979,574	2.2	984,750	2.2
	31,591,049	69.5	33,207,447	73.3

Variable-rate advances
Simple variable (1)	13,888,406	30.5	12,065,070	26.7
Putable	15,000	—	15,000	—
All other variable-rate indexed advances	885	—	4,709	—
	13,904,291	30.5	12,084,779	26.7
Total par value	$45,495,340	100.0%	$45,292,226	100.0%
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

The following table presents a summary of the status of the credit outstanding and overall collateral borrowing capacity of the Bank’s borrowers as of March 31, 2025.

Table 10 - Credit Outstanding and Collateral Borrowing Capacity by Credit Category
(dollars in thousands)

	March 31, 2025
	Borrowers with Credit Outstanding
	Number		Other Credit Outstanding(1)	Total Credit Outstanding	Collateral Borrowing Capacity(2)
Borrower Credit Category		Advances			Total	Used
Member borrowers(3)
Credit Category-1	288	$43,820,264	$9,591,879	$53,412,143	$150,105,348	35.6%
Credit Category-2	37	1,244,926	50,927	1,295,853	3,217,086	40.3
Credit Category-3	8	333,418	7,528	340,946	637,160	53.5
Credit Category-4	1	—	45,517	45,517	108,435	42.0
Nonmember borrowers(4)
Former members	7	59,220	2,063	61,283	140,266	43.7
Housing associates	5	37,512	40	37,552	45,141	83.2
Total	346	$45,495,340	$9,697,954	$55,193,294	$154,253,436	35.8%
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

We have not recorded any allowance for credit losses on advances as of March 31, 2025, and December 31, 2024, for the reasons discussed in Part I — Item 1 — Financial Statements — Notes to the Financial Statements — Note 3 — Advances.

Table 11 - Top Five Advance-Borrowing Institutions
(dollars in thousands)

	March 31, 2025
Name	Par Value of Advances	Percent of Total Par Value of Advances	Weighted-Average Rate (1)
State Street Bank and Trust Company	$11,815,000	26.0%	4.59%
Webster Bank, N.A.	2,910,011	6.4	4.46
Massachusetts Mutual Life Insurance Company	2,100,000	4.6	1.78
Hingham Institution for Savings	1,471,000	3.2	4.26
Institution for Savings in Newburyport and its Vicinity	1,340,682	3.0	3.77
Total of top five advance-borrowing institutions	$19,636,693	43.2%

	December 31, 2024
Name	Par Value of Advances	Percent of Total Par Value of Advances	Weighted-Average Rate (1)
State Street Bank and Trust Company	$9,815,000	21.7%	4.84%
Webster Bank, N.A.	2,110,108	4.7	4.51
Massachusetts Mutual Life Insurance Company	2,100,000	4.6	1.78
Hingham Institution for Savings	1,497,000	3.3	4.34
Institution for Savings in Newburyport and its Vicinity	1,321,080	2.9	3.77
Total of top five advance-borrowing institutions	$16,843,188	37.2%
_______________________
(1)    Weighted-average rates are based on the contract rate of each advance without taking into consideration the effects of interest-rate-exchange agreements that we may use as hedging instruments.

Investments

At March 31, 2025, investment securities and short-term money-market instruments totaled $27.0 billion, an increase of $4.5 billion from $22.5 billion at December 31, 2024.

Short-term money-market investments increased $4.4 billion to $10.4 billion at March 31, 2025, compared with December 31, 2024. The increase was attributable to an increase of $2.6 billion in federal funds sold and a $2.3 billion increase in securities purchased under agreements to resell, offset by a $417.0 million decrease in interest bearing deposits.

Investment securities increased $71.5 million to $16.6 billion at March 31, 2025, compared with $16.5 billion at December 31, 2024.

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

We place short-term funds with large, high-quality financial institutions that must be rated in at least the third-highest internal rating category on a rating scale of FHFA1 through FHFA7, reflecting progressively lower credit quality. The internal rating categories of FHFA1 through FHFA4 are considered to be investment quality. As of March 31, 2025, all of these placements either expired within one day or were payable upon demand. See Part I — Item 1 — Business — Business Lines — Investments in the 2024 Annual Report for additional information.

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

Table 12 - Credit Ratings of Investments at Carrying Value
(dollars in thousands)

	As of March 31, 2025
	Long-Term Credit Rating
Investment Category	Triple-A	Double-A	Single-A	Unrated
Money-market instruments: (1)
Interest-bearing deposits	$—	$546,151	$995,171	$—
Securities purchased under agreements to resell	—	1,000,000	2,750,000	—
Federal funds sold	—	800,000	4,267,000	—
Total money-market instruments	—	2,346,151	8,012,171	—

Investment securities:(2)

Non-MBS:
U.S. Treasury obligations	—	5,893,149	—	—
Corporate bonds	—	—	—	1,482
U.S. government-owned corporations	—	226,607	—	—
GSE	—	96,532	—	—
Supranational institutions	337,358	—	—	—
HFA securities	6,647	—	—	—
Total non-MBS	344,005	6,216,288	—	1,482

MBS:
U.S. government guaranteed - single-family	—	159,592	—	—
U.S. government guaranteed - multifamily	—	461,189	—	—
GSE – single-family	—	1,941,485	—	—
GSE – multifamily	—	7,483,205	—	—
Total MBS	—	10,045,471	—	—

Total investment securities	344,005	16,261,759	—	1,482

Total investments	$344,005	$18,607,910	$8,012,171	$1,482
_______________________
(1)    The counterparty NRSRO rating is used for money-market instruments. Counterparty ratings are obtained from Moody's, Fitch, Inc. (Fitch), and S&P and are each as of March 31, 2025. If there is a split rating, the lowest rating is used. In certain instances where a counterparty is unrated, the Bank may assign a deemed rating to the counterparty and that deemed rating is used.
(2)    The issue rating is used for investment securities. Issue ratings are obtained from Moody’s, Fitch, and S&P. If there is a split rating, the lowest rating is used.

Table 13 - Unsecured Credit Related to Money-Market Instruments and Debentures by Carrying Value
(dollars in thousands)

	Carrying Value
	March 31, 2025	December 31, 2024
Federal funds sold	$5,067,000	$2,505,000
Interest bearing deposits	1,541,322	1,958,353
Supranational institutions	337,358	337,352
U.S. government-owned corporations	226,607	221,769
GSEs	96,532	94,614
Corporate bonds	1,482	1,489
FHFA regulations include limits on the amount of unsecured credit we may extend to a counterparty or to a group of affiliated counterparties based on a percentage of regulatory capital and an internal credit rating determined by each FHLBank. See Part 1 — Item 1 — Business — Business Lines — Investments in the 2024 Annual Report for additional information. Under these regulations, the level of regulatory capital is determined as the lesser of our total regulatory capital or the regulatory capital of the counterparty. The applicable regulatory capital is then multiplied by a specified percentage for each counterparty, the product of which is the maximum amount of unsecured credit exposure we may extend to that counterparty. The percentage that we may offer for extensions of unsecured credit other than overnight sales of federal funds ranges from one to 15 percent based on the counterparty's credit rating. Extensions of unsecured credit for overnight sales of federal funds range from one to 30 percent based on the counterparty’s credit rating. From time to time, we may establish internal credit limits lower than permitted by regulation for individual counterparties.

Mortgage Loans

We invest in mortgages through the MPF Program. The MPF Program is further described under — Mortgage Loans Credit Risk and in Part I — Item 1 — Business — Business Lines — Mortgage Loan Finance in the 2024 Annual Report.

As of March 31, 2025, our mortgage loan investment portfolio totaled $3.8 billion, an increase of $86.1 million from December 31, 2024. This increase is the result of an increase in mortgage loan purchase volume during 2025. We expect continued competition from Fannie Mae and Freddie Mac, as well as from private mortgage loan acquirers, for loan investment opportunities.

Mortgage Loans Credit Risk

We are subject to credit risk from the mortgage loans in which we invest due to our exposure to the credit risk of the underlying borrowers and the credit risk of the participating financial institutions when the participating financial institutions retain credit-enhancement and/or servicing obligations. For additional information on the credit risks arising from our participation in the MPF Program, see Part II — Item 7 — Management's Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition — Mortgage Loans — Mortgage Loans Credit Risk in the 2024 Annual Report. For information on the credit performance of our mortgage loan portfolio as of March 31, 2025, see Part I — Item 1 — Financial Statements — Notes to Financial Statements — Note 4 — Mortgage Loans Held for Portfolio in this report.

Although our mortgage loan portfolio includes loans throughout the U.S., concentrations of 5 percent or greater of the par value of our conventional mortgage loan portfolio are shown in Table 14.

Table 14 - State Concentrations by Par Value

	Percentage of Total Par Value of Conventional Mortgage Loans
	March 31, 2025	December 31, 2024
Massachusetts	57%	58%
Maine	17	16
Vermont	8	7
Connecticut	6	6
All others	12	13
Total	100%	100%

We place conventional mortgage loans on nonaccrual status when the collection of interest or principal is doubtful or contractual principal or interest is 90 days or more past due. Accrued interest on nonaccrual loans is excluded from interest income. We monitor the delinquency levels of the mortgage loan portfolio on a monthly basis.

Table 15 - Mortgage Loans - Risk Elements and Credit Losses
(dollars in thousands)

	For the Three Months Ended March 31,
	2025	2024
Average par value of mortgage loans outstanding during the period ending	$3,681,490	$3,058,116
Net recoveries	—	—
Net charge-offs to average loans outstanding during the year ending	—%	—%

	As of March 31, 2025	As of December 31, 2024
Mortgage loans held for portfolio, par value	$3,729,019	$3,643,537
Nonaccrual loans, par value	7,658	6,083
Allowance for credit losses on mortgage loans	2,200	2,200
Allowance for credit losses to mortgage loans held for portfolio	0.06%	0.06%
Nonaccrual loans to mortgage loans held for portfolio	0.21	0.17
Allowance for credit losses to nonaccrual loans	28.73	36.17

Consolidated Obligations

See Liquidity and Capital Resources for information regarding our COs.

Derivative Instruments

All derivatives are recorded on the statement of condition at fair value and classified as either derivative assets or derivative liabilities. Bilateral and cleared derivatives outstanding are classified as assets or liabilities according to the net fair value of derivatives aggregated by each counterparty. Derivative assets' net fair value, net of cash collateral and accrued interest, totaled $276.5 million and $301.9 million as of March 31, 2025, and December 31, 2024, respectively. Derivative liabilities' net fair value, net of cash collateral and accrued interest, totaled $5.3 million and $4.7 million as of March 31, 2025, and December 31, 2024, respectively.

The following table presents a summary of the notional amounts and estimated fair values of our outstanding derivatives, excluding accrued interest, and related hedged item by product and type of accounting treatment as of March 31, 2025, and December 31, 2024. The notional amount represents the hypothetical principal basis used to determine periodic interest payments received and paid. However, the notional amount does not represent an actual amount exchanged or our overall exposure to credit and market risk.

Table 16 - Derivatives and Hedge-Accounting Treatment
(dollars in thousands)

			March 31, 2025		December 31, 2024
Hedged Item	Derivative	Designation(1)	Notional Amount	Fair Value	Notional Amount	Fair Value
Advances	Swaps	Fair value	$11,938,338	$(79,168)	$12,157,089	$(83,874)
Available-for-sale securities	Swaps	Fair value	11,790,008	(120,336)	11,790,008	(154,592)
COs	Swaps	Fair value	21,782,710	(446,135)	22,285,710	(595,614)
	Swaps	Economic	2,783,851	695	2,987,274	723
	Forward starting swaps	Cash Flow	641,000	(32)	741,000	224
Total associated with COs			25,207,561	(445,472)	26,013,984	(594,667)
Total			48,935,907	(644,976)	49,961,081	(833,133)
Mortgage delivery commitments			70,674	102	32,729	(100)
Total derivatives			$49,006,581	(644,874)	$49,993,810	(833,233)
Accrued interest				169,716		241,767
Cash collateral, including related accrued interest				746,349		888,593
Net derivatives				$271,191		$297,127

Derivative asset				$276,454		$301,873
Derivative liability				(5,263)		(4,746)
Net derivatives				$271,191		$297,127
 _______________________
(1)    The hedge designation “fair value” represents the hedge classification for transactions that qualify for hedge-accounting treatment and hedge changes in fair value attributable to changes in the designated benchmark interest rate. The hedge designation "cash flow" represents the hedge classification for transactions that qualify for hedge-accounting treatment and hedge the exposure to variability in expected future cash flows. The hedge designation “economic” represents derivatives hedging specific or nonspecific assets, liabilities, or firm commitments that do not qualify or were not documented as fair-value or cash-flow hedges but are documented as serving a non-speculative use and are hedging strategies under our risk-management policy.

Derivative Instruments Credit Risk. We are subject to credit risk on derivatives, which is the risk of counterparty default on the derivative contract. The amount of unsecured credit exposure to derivative counterparty default is the amount by which the replacement cost of the defaulted derivative contract exceeds the value of any collateral held by us (if the counterparty is the net obligor on the derivative contract) or is exceeded by the value of collateral pledged by us to counterparties (if we are the net obligor on the derivative contract). We accept cash and securities collateral in accordance with the terms of the applicable master netting agreement for uncleared derivatives (principal-to-principal derivatives that are not centrally cleared) from counterparties with whom we are in a current positive fair-value position. We pledge cash and securities collateral in accordance with the terms of the applicable master netting agreement for uncleared derivatives to counterparties with whom we are in a current negative fair-value position. We currently pledge only cash collateral, including initial and variation margin, for cleared derivatives, but may also pledge securities for initial margin as allowed by the applicable DCO and clearing member.

Our daily average aggregate notional amount for uncleared derivatives transactions between June 2024 and August 2024 exceeded $8 billion and, as a result, we remained subject to two-way initial margin obligations as required by the Wall Street Reform and Consumer Protection Act. For uncleared derivatives transactions executed on or after September 1, 2022, a party whose initial margin requirement exceeds a specified threshold (which may not exceed $50 million) would be required to deliver collateral in the amount by which the initial margin requirement exceeds such specified threshold. Initial margin is required to be held at a third-party custodian for the benefit of the secured party, which can only assert ownership of such collateral upon the occurrence of certain events, which may include an event of default due to bankruptcy, insolvency, or similar proceeding. As of March 31, 2025, all initial margin requirements owed to our uncleared derivative counterparties by us or owed to us by our uncleared derivative counterparties were less than specified delivery thresholds.

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

Table 17 - Credit Exposure to Derivatives Counterparties
(dollars in thousands)

	As of March 31, 2025
	Notional Amount	Net Derivatives Fair Value Before Collateral	Cash Collateral Pledged to Counterparty	Net Credit Exposure to Counterparties
Asset positions with credit exposure:
Cleared derivatives	$20,141,487	$1,005	$274,215	$275,220

Liability positions with credit exposure:
Uncleared derivatives
Single-A	4,392,600	(173,483)	174,559	1,076
Total interest-rate swap positions with nonmember counterparties to which we had credit exposure	24,534,087	(172,478)	448,774	276,296

Mortgage delivery commitments (1)	70,674	158	—	158
Total	$24,604,761	$(172,320)	$448,774	$276,454
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

For information on our approach to the credit risks arising from our use of derivatives, see Part II — Item 7 — Management’s Discussion and Analysis and Results of Operations — Financial Condition — Derivative Instruments — Derivative Instruments Credit Risk in the 2024 Annual Report.

LIQUIDITY AND CAPITAL RESOURCES

Our financial structure is designed to enable us to expand and contract our assets, liabilities, and capital in response to changes in membership composition and member credit needs. Our primary source of liquidity is our access to the capital markets through CO issuance, which is described in Part I — Item 1 — Business — Consolidated Obligations of the 2024 Annual Report. Outstanding COs and the condition of the market for COs are discussed below under — Debt Financing — Consolidated Obligations. Our equity capital resources are governed by our Capital Plan, certain portions of which are described under — Capital below as well as by applicable legal and regulatory requirements.

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

Sources and Uses of Liquidity. Our primary sources of liquidity are proceeds from the issuance of COs and advance repayments, and maturing short-term investments, as well as cash and investment holdings that are primarily high-quality, short- and intermediate-term financial instruments that can be sold or pledged as collateral under a repurchase agreement. During the three months ended March 31, 2025, we maintained continuous access to funding and adapted our debt issuance to meet the needs of our members.

Secondary sources of liquidity include payments collected on mortgage loans, proceeds from the issuance of capital stock, and member deposits. In addition, under the FHLBank Act, the U.S. Treasury may purchase up to $4 billion of FHLBank COs. The terms, conditions, and interest rates in such a purchase would be determined by the U.S. Treasury. This authority may be exercised at the discretion of the U.S. Treasury with the agreement of the FHFA only if alternative means cannot be effectively employed to permit members of the FHLBanks to continue to supply reasonable amounts of funds to the mortgage market, and the ability to supply such funds is substantially impaired because of monetary stringency and high interest rates. There were no such purchases by the U.S. Treasury during the three months ended March 31, 2025.

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

For information and discussion of our guarantees and other commitments we may have, see Part I — Item 1 — Financial Statements — Notes to the Financial Statements — Note 12 — Commitments and Contingencies. For further information and discussion of the joint and several liability for FHLBank COs, see below — Debt Financing — Consolidated Obligations.

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

Liquidity Management. We maintain our liquidity so that if projected net cash flow falls below zero on or before the 21st day following the measurement date, then management of the Bank is notified and determines whether any corrective action is necessary. We did not breach this threshold at any time during the three months ended March 31, 2025. Table 18 below shows this calculation as of March 31, 2025.

Table 18 - Projected Net Cash Flow
(dollars in thousands)

As of March 31, 2025
21 Days
Uses of funds
Interest payable	$190,583
Maturing or expected option exercise of liabilities	5,889,664
Committed asset settlements	50,000
Capital outflow	40,325
MPF delivery commitments	70,674
Projected Calls	80,000
Other	1,264
Gross uses of funds	6,322,510

Sources of funds
Interest receivable	212,260
Maturing or projected amortization of assets	17,887,062
Committed liability settlements	598,057
Cash and due from banks and interest bearing deposits	1,567,817
Gross sources of funds	20,265,196

Projected net cash flow	$13,942,686

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

We were in compliance with the Base Case Liquidity Requirement at all times during the three months ended March 31, 2025.

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

Additionally, the Bank is exposed to refinancing risk since, over certain time horizons, it has more liabilities than assets maturing. In order to manage the Bank’s refinancing risk, we maintain a policy that limits the potential difference between the amount of financial assets and the amount of financial liabilities expected to mature within three-month and one-year time horizons inclusive of projected mortgage-related prepayment activity. We measure this difference, or gap, as a percentage of total assets over three-month and one-year time horizons. In conformity with the provisions of the Liquidity Guidance AB, the Bank has instituted a limit framework around these metrics as follows:

Table 19 - Funding Gap Metric

Funding Gap Metric (1)	Limit	Three-Month Average March 31, 2025	Three-Month Average December 31, 2024
3-month Funding Gap	15%	(1.7)%	4.9%
1-year Funding Gap	30%	8.1%	11.1%
_______________________
(1)    The funding gap metric is a positive value when maturing liabilities exceed maturing assets, as defined, within the given period. Compliance with Limits are evaluated against the rolling three-month average of the month-end funding gaps.

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

Debt Financing — Consolidated Obligations

At March 31, 2025, and December 31, 2024, outstanding COs for which we are primarily liable, including both CO bonds and CO discount notes, totaled $71.5 billion and $66.7 billion, respectively. CO bonds outstanding for which we are primarily liable at March 31, 2025, and December 31, 2024, include issued callable bonds totaling $18.8 billion and $18.0 billion, respectively.

CO discount notes comprised 20.0 percent and 27.8 percent of the outstanding COs for which we are primarily liable at March 31, 2025, and December 31, 2024, respectively, but accounted for 43.6 percent and 78.4 percent of the proceeds from the issuance of such COs during the three months ended March 31, 2025 and 2024, respectively.

Overall, we continued to experience strong demand for COs among investors. During the period covered by this report, the capital markets have supported our funding needs and we have been able to issue debt in the amounts and structures required to satisfy the demand for advances and meet our funding and risk-management needs.

Capital

Total capital was $3.9 billion at both March 31, 2025, and December 31, 2024.

The FHLBank Act and FHFA regulations specify that each FHLBank is required to satisfy certain minimum regulatory capital requirements. We were in compliance with these requirements at March 31, 2025, as discussed in Part I — Item 1 — Financial Statements — Notes to the Financial Statements — Note 9 — Capital.

Capital Rule

The FHFA's regulation on FHLBank capital classification and critical capital levels (the Capital Rule), among other things, establishes criteria for capital classifications and corrective action requirements for FHLBanks that are classified in any classification other than adequately capitalized. The Capital Rule requires the Director of the FHFA to determine on no less than a quarterly basis the capital classification of each FHLBank. By letter dated March 31, 2025, the Director of the FHFA notified us that, based on financial information as of December 31, 2024, we met the definition of adequately capitalized under the Capital Rule.

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

Internal Minimum Capital Requirement in Excess of Regulatory Requirements

In an effort to provide protection for our capital base, we maintain an internal minimum capital requirement whereby the amount of paid-in capital stock and retained earnings (together, our actual regulatory capital) must be at least equal to the sum of 4 percent of our total assets plus an amount we measure as our risk exposure with 99 percent confidence using our economic capital model (together, our internal minimum capital requirement). As of March 31, 2025, this internal minimum capital requirement equaled $3.7 billion, which was satisfied by our actual regulatory capital of $4.1 billion.

Minimum Retained Earnings Target

Our limit for our minimum level of retained earnings is determined monthly using rolling three-month averages. Retained earnings must be at least 4.0 percent of our total assets less outstanding capital stock plus the higher of (a) the risk-based capital requirement or (b) the economic capital requirement.

At March 31, 2025, we had total retained earnings of $1.9 billion, which exceeded the limit of $1.5 billion. This method for determining our minimum amount of retained earnings replaced our previous target of $700.0 million in July 2024. In the event that the Bank’s balance of retained earnings is below the limit, dividends may not exceed 40 percent of the prior quarter’s net income.

Repurchases of Excess Stock

We have the authority, but are not obliged, to repurchase excess stock, as discussed under Part I — Item 1 — Business — Capital Resources — Repurchase of Excess Stock in the 2024 Annual Report.

Table 20 - Capital Stock Requirements and Excess Capital Stock
(dollars in thousands)

	Membership Stock Investment Requirement	Activity-Based Stock Investment Requirement	Total Stock Investment Requirement (1)	Outstanding Class B Capital Stock (2)	Excess Class B Capital Stock
March 31, 2025	$355,124	$1,821,583	$2,171,530	$2,211,855	$40,325
December 31, 2024	348,504	1,808,806	2,157,331	2,200,253	42,922
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

Restricted Retained Earnings and the Joint Capital Agreement

At March 31, 2025, our total required contribution to the restricted retained earnings account was $716.9 million compared with the current restricted retained earnings account balance of $520.6 million.

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

Management considers these policies to be critical because they require us to make subjective and complex judgments about matters that are inherently uncertain. Management bases its judgment and estimates on current market conditions and industry practices, historical experience, changes in the business environment and other factors that it believes to be reasonable under the circumstances. Actual results could differ materially from these estimates under different assumptions and/or conditions. The Audit Committee of our board of directors has reviewed these estimates. The assumptions involved in applying these policies are discussed in Part II — Item 7 — Management's Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Estimates in the 2024 Annual Report.

As of March 31, 2025, we have not made any significant changes to the estimates and assumptions used in applying our critical accounting policies and estimates from those used to prepare our audited financial statements.

LEGISLATIVE AND REGULATORY DEVELOPMENTS

We are subject to various legal and regulatory requirements and priorities. Certain actions by the current federal executive administration are changing the regulatory environment. Changes in the regulatory environment, including regulatory priorities and areas of focus such as deregulation, have affected, and likely will continue to affect, certain aspects of our business operations, and could have impacts on our results of operations and reputation. For example, on January 20, 2025, the federal executive administration ordered all federal executive departments and agencies to, among other things, not propose or issue any rule until a department or agency head appointed or designated by the president reviews and approves the rule.

Beginning in March 2025, the FHFA has rescinded several advisory bulletins (ABs) applicable to us, including the ABs which had set out expectations related to: (i) fair lending and fair housing compliance, (ii) unfair or deceptive acts or practices compliance, (iii) climate-related risk management, (iv) diversity and inclusion examination ratings, (v) Board diversity and (vi) Board diversity data collection.

Considering the changes in the regulatory environment, there is uncertainty with respect to the ultimate nature and result of future regulatory actions and their ultimate impact on us and the FHLBank System. For further discussion of related risks, see Risk Factors starting on page 20 in the 2024 Annual Report.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Sources and Types of Market and Interest-Rate Risk

Our balance sheet is comprised of different portfolios that require different market- and interest-rate-risk management strategies. The majority of our balance sheet is comprised of assets that can be funded individually or collectively without imposing significant residual interest-rate risk on ourselves. Sources and types of market and interest-rate risk are described in Part II — Item 7A — Quantitative and Qualitative Disclosures About Market Risk — Sources and Types of Market and Interest-Rate Risk in the 2024 Annual Report.

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

Table 21 - Interest-Rate Risk Management
(dollars in thousands)

	Outstanding Par Value/Notional Balance as of
	March 31, 2025	December 31, 2024
Fixed-rate noncallable debt, not hedged by interest-rate swaps	$9,713,250	$10,740,345
Fixed-rate callable debt not hedged by interest-rate swaps	1,646,000	1,521,500
CO debt hedged by interest-rate-exchange agreements, including both fair-value hedge relationships and economic hedge relationships(1)	24,566,561	25,272,984
Advances hedged by interest-rate-exchange agreements, including both fair-value hedge relationships and economic hedge relationships	11,938,338	12,157,089

Available-for-sale securities (non-MBS) hedged by interest-rate-exchange agreements	6,861,915	6,861,915
Available-for-sale securities (MBS) hedged by interest-rate-exchange agreements	4,928,093	4,928,093
Total hedged available-for-sale securities	11,790,008	11,790,008

Notional principal balance of forward starting interest-rate swaps hedging the anticipated future issuance of CO debt	641,000	741,000
_______________________
(1)    The amount for March 31, 2025, includes unsettled CO bonds with a par value of $73.0 million.

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
•VaR, which measures the potential change in our MVE, based on a set of stress scenarios (VaR Stress Scenarios) using historically-based interest-rate, volatility, and Option Adjusted Spread (OAS) movements starting at the most recent month-end and going back monthly to 1998. For risk-based capital purposes and compliance with our internal policies, VaR is reported as the average of the five worst case scenarios.
•the duration of equity, which is calculated as the estimated percentage change to MVE for a 100 basis point parallel shift in rates;
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

We maintain limits in connection with some of the foregoing metrics. Those limits, and the foregoing market and interest-rate risk metrics are more fully discussed under Part II — Item 7A — Quantitative and Qualitative Disclosures About Market Risk — Measurement of Market and Interest-Rate Risk and Related Policy Constraints in the 2024 Annual Report.

Table 22 - Interest-Rate / Market-Rate Risk Metrics

	March 31, 2025	December 31, 2024	Limit
MVE	$3.8 billion	$3.7 billion	None
MVE/BVE	96%	95%	None
MVE/Par Stock	170%	167%	Maintain above 125%
Economic Capital Ratio	4.9%	5.1%	Maintain above 4.0%
MVE/Par Stock			None
+ 2 standard deviation shock	161%	159%
- 2 standard deviation shock	177%	174%
VaR	10.7% of MVE	10.8% of MVE	None
Duration of Equity (1)	+1.38 years	+1.25 years	Maintain between +/- 4.0 years
MVE Sensitivity: (1)
Down 200 basis point parallel rate shock	2.2%	1.5%	Maintain above -15%
Up 200 basis point parallel rate shock	(3.6)%	(3.5)%
Duration Gap (1)	+0.81 months	+0.76 months	None
_______________________
(1)    Metrics for measuring against the limits are calculated using a methodology which does not constrain interest rates to a minimum of zero percent. Additional metrics are calculated in accordance with guidance from the FHFA, which requires that we constrain projected future interest rates and discounting yields to a minimum of zero percent. For the periods ended March 31, 2025, and December 31, 2024, the results of the constrained and unconstrained metrics were the same.

Value at Risk. VaR, which measures the potential change in our MVE, is based on a set of stress scenarios using historically based interest-rate, volatility, and option-adjusted spread (OAS) movements starting at the most recent month-end and going back monthly to 1998. For risk-based capital purposes and compliance with our internal policies, VaR is reported as the average of the five worst scenarios.

The table below presents the VaR estimate as of March 31, 2025, and December 31, 2024, and represents the estimates of potential reduction to our MVE from potential future changes in interest rates and other market factors, as described above. Estimated potential market value loss exposures are expressed as a percentage of the current MVE. The table is intended to represent a statistically based range of VaR exposures.

Table 23 - Value-at-Risk
(dollars in millions)

	Value-at-Risk (Gain) Loss Exposure
	March 31, 2025		December 31, 2024
Confidence Level	% of MVE (1)	Amount	% of MVE (1)	Amount
50%	5.81%	$218.1	5.89%	$216.7
75%	6.78	254.7	6.85	252.0
95%	8.59	322.6	8.67	318.8
99%	10.25	385.1	10.23	376.3

Average of five worst scenarios - as of period end	10.69	401.6	10.75	395.3
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

Table 24 - Market and Interest-Rate Risk Metrics
(dollars in millions)

	March 31, 2025
	Down 300(1)	Down 200(1)	Down 100(1)	Base	Up 100	Up 200	Up 300
MVE	$3,877	$3,839	$3,801	$3,756	$3,696	$3,619	$3,532
Percent change in MVE from base	3.2%	2.2%	1.2%	—%	(1.6)%	(3.6)%	(6.0)%
MVE/BVE	99%	98%	97%	96%	94%	92%	90%
MVE/Par Stock	175%	174%	172%	170%	167%	164%	160%
Duration of Equity	+1.33 years	+0.97 years	+1.05 years	+1.38 years	+1.88 years	+2.26 years	+2.56 years
Return on Capital Stock less SOFR	3.17%	3.73%	4.27%	4.89%	5.19%	5.48%	5.75%
Net income percent change from base	(53.25)%	(35.60)%	(18.25)%	—%	14.44%	28.81%	42.95%

	December 31, 2024
	Down 300(1)	Down 200(1)	Down 100(1)	Base	Up 100	Up 200	Up 300
MVE	$3,748	$3,734	$3,714	$3,678	$3,624	$3,550	$3,464
Percent change in MVE from base	1.9%	1.5%	1.0%	—%	(1.5)%	(3.5)%	(5.8)%
MVE/BVE	97%	97%	96%	95%	94%	92%	90%
MVE/Par Stock	170%	170%	169%	167%	165%	161%	157%
Duration of Equity	+0.50 years	+0.44 years	+0.71 years	+1.25 years	+1.78 years	+2.26 years	+2.61 years
Return on Capital Stock less SOFR	2.74%	3.60%	4.66%	5.65%	6.13%	6.81%	7.42%
Net income percent change from base	(60.06)%	(41.16)%	(20.15)%	—%	14.98%	31.83%	48.02%
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

Our management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures, with the participation of the president and chief executive officer and chief financial officer, as of March 31, 2025. Based on that evaluation, our president and chief executive officer and chief financial officer have concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of March 31, 2025.

Changes in Internal Control over Financial Reporting

During the quarter ended March 31, 2025, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, we are subject to various legal proceedings arising in the normal course of business. After consultation with legal counsel, we do not anticipate that the ultimate liability, if any, arising out of these matters will have a material adverse effect on our financial condition or results of operations.

ITEM 1A. RISK FACTORS

In addition to the information presented in this report, readers should carefully consider the risk factors set forth in the 2024 Annual Report, which could materially impact our business, financial condition, or future results. These risks are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem immaterial may also materially impact us.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Number	Exhibit Description	Reference

10	Federal Home Loan Bank of Boston 2025 Executive Incentive Plan	Exhibit 10.1 to our 8-K filed with the SEC on April 28, 2025
31.1	Certification of the president and chief executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed within this Form 10-Q
31.2	Certification of the chief financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed within this Form 10-Q
32.1	Certification of the president and chief executive officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed within this Form 10-Q
32.2	Certification of the chief financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed within this Form 10-Q
101.INS	XBRL Instance Document	The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document	Filed within this Form 10-Q
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	Filed within this Form 10-Q
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	Filed within this Form 10-Q
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	Filed within this Form 10-Q
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	Filed within this Form 10-Q
104	The cover page of the Bank’s Quarterly report on Form 10-Q, formatted in Inline XBRL	Included within the Exhibit 101 attachments
* Management contract or compensatory plan. Portions of this exhibit have been omitted.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date	FEDERAL HOME LOAN BANK OF BOSTON (Registrant)

May 8, 2025	By:	/s/	Timothy J. Barrett
Timothy J. Barrett President and Chief Executive Officer

May 8, 2025	By:	/s/	Frank Nitkiewicz
Frank Nitkiewicz Executive Vice President, Chief Operating Officer and Chief Financial Officer