Form 10-Q
period 2025-06-30
Federal Home Loan Bank of Boston
filed 2025-08-13
CIK 1331463

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
OR
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

Shares outstanding as of July 31, 2025 (in thousands)
Class B Stock, par value	$100	22,351

FEDERAL HOME LOAN BANK OF BOSTON
Form 10-Q

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

FEDERAL HOME LOAN BANK OF BOSTON STATEMENTS OF CONDITION (dollars and shares in thousands, except par value) (unaudited)
	June 30, 2025	December 31, 2024
ASSETS
Cash and due from banks	$16,964	$5,149
Interest-bearing deposits	1,925,239	1,958,353
Securities purchased under agreements to resell	3,900,000	1,500,000
Federal funds sold	4,115,000	2,505,000
Investment securities:
Trading securities	1,454	1,489
Available-for-sale securities (amortized cost of $17,269,317 and $16,792,153 at June 30, 2025, and December 31, 2024, respectively)	16,967,327	16,470,908
Held-to-maturity securities (a)	56,831	63,318
Total investment securities	17,025,612	16,535,715
Advances	47,167,639	45,163,175
Mortgage loans held for portfolio, net of allowance for credit losses of $2,400 and $2,200 at June 30, 2025, and December 31, 2024, respectively	3,941,304	3,679,150
Accrued interest receivable	259,805	262,203
Derivative assets, net	255,271	301,873
Other assets	86,740	82,348
Total Assets	$78,693,574	$71,992,966
LIABILITIES
Deposits
Interest-bearing	$772,682	$842,062
Non-interest-bearing	33,588	35,019
Total deposits	806,270	877,081
Consolidated obligations (COs):
Bonds	53,899,536	48,192,171
Discount notes	19,421,619	18,546,504
Total consolidated obligations	73,321,155	66,738,675
Mandatorily redeemable capital stock	4,234	5,086
Accrued interest payable	386,839	328,596
Affordable Housing Program (AHP) payable	114,678	104,300
Derivative liabilities, net	2,085	4,746
Other liabilities	80,723	81,637
Total liabilities	74,715,984	68,140,121
Commitments and contingencies (Note 12)
CAPITAL
Capital stock – Class B – putable ($100 par value), 22,919 shares and 21,952 shares issued and outstanding at June 30, 2025, and December 31, 2024, respectively	2,291,941	2,195,167
Retained earnings:
Unrestricted	1,404,666	1,403,455
Restricted	530,034	509,245
Total retained earnings	1,934,700	1,912,700
Accumulated other comprehensive loss	(249,051)	(255,022)
Total capital	3,977,590	3,852,845
Total Liabilities and Capital	$78,693,574	$71,992,966
_______________________________________
(a)    Fair values of held-to-maturity securities were $56,934 and $63,197 at June 30, 2025, and December 31, 2024, respectively.

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF BOSTON STATEMENTS OF OPERATIONS (dollars in thousands) (unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
INTEREST INCOME
Advances	$508,552	$552,175	$1,023,817	$1,080,672
Prepayment fees on advances, net	62	58	261	107
Interest-bearing deposits	26,531	37,286	53,615	73,612
Securities purchased under agreements to resell	34,320	17,872	57,999	32,183
Federal funds sold	61,540	53,922	122,058	103,140
Investment securities:
Trading securities	19	19	38	37
Available-for-sale securities	201,163	239,788	394,895	472,959
Held-to-maturity securities	759	1,087	1,602	2,213
Total investment securities	201,941	240,894	396,535	475,209
Mortgage loans held for portfolio	41,358	31,124	80,810	59,711
Total interest income	874,304	933,331	1,735,095	1,824,634
INTEREST EXPENSE
Consolidated obligations:
Bonds	601,501	534,895	1,175,715	1,042,031
Discount notes	168,648	280,540	355,810	545,143
Total consolidated obligations	770,149	815,435	1,531,525	1,587,174
Deposits	6,035	9,527	12,532	19,104
Mandatorily redeemable capital stock	78	106	164	233
Other borrowings	7	8	50	26
Total interest expense	776,269	825,076	1,544,271	1,606,537
NET INTEREST INCOME	98,035	108,255	190,824	218,097
Provision for (reduction of) credit losses	208	(400)	208	200
NET INTEREST INCOME AFTER PROVISION FOR (REDUCTION OF) CREDIT LOSSES	97,827	108,655	190,616	217,897
OTHER INCOME (LOSS)
Service fees	3,249	3,064	6,353	6,057
Other, net	(1,026)	148	(228)	(237)
Total other income	2,223	3,212	6,125	5,820
OTHER EXPENSE
Compensation and benefits	12,752	12,047	26,060	24,635
Other operating expenses	8,975	7,269	16,145	14,361
AHP voluntary contribution	2,238	1,345	6,672	1,345
Discretionary housing and community investment programs	20,142	9,802	24,959	12,106
Federal Housing Finance Agency (the FHFA)	1,556	1,190	3,112	2,379
Office of Finance	1,140	1,133	2,373	2,207
Other	1,063	1,092	1,903	2,185
Total other expense	47,866	33,878	81,224	59,218
INCOME BEFORE ASSESSMENTS	52,184	77,989	115,517	164,499
AHP assessments	5,226	7,809	11,568	16,473
NET INCOME	$46,958	$70,180	$103,949	$148,026

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF BOSTON STATEMENTS OF COMPREHENSIVE INCOME (dollars in thousands) (unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
Net income	$46,958	$70,180	$103,949	$148,026
Other comprehensive income:
Net unrealized (losses) gains on available-for-sale securities	(28,492)	(30,460)	19,255	2,471
Net unrealized (losses) gains relating to hedging activities	(5,575)	5,016	(12,894)	23,712
Pension and postretirement benefits	(1)	(151)	(390)	(151)
Total other comprehensive (loss) income	(34,068)	(25,595)	5,971	26,032
Comprehensive income	$12,890	$44,585	$109,920	$174,058

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF BOSTON STATEMENTS OF CAPITAL THREE AND SIX MONTHS ENDED JUNE 30, 2025 and 2024 (dollars and shares in thousands) (unaudited)

	Capital Stock Class B – Putable		Retained Earnings			Accumulated Other Comprehensive Loss
	Shares	Par Value	Unrestricted	Restricted	Total		Total Capital
BALANCE, MARCH 31, 2024	19,831	$1,983,103	$1,360,373	$466,723	$1,827,096	$(242,912)	$3,567,287
Comprehensive income (loss)			56,144	14,036	70,180	(25,595)	44,585
Proceeds from issuance of capital stock	7,841	784,148					784,148
Repurchase/redemption of capital stock	(6,729)	(672,975)					(672,975)
Cash dividends on capital stock			(41,079)		(41,079)		(41,079)
BALANCE, JUNE 30, 2024	20,943	$2,094,276	$1,375,438	$480,759	$1,856,197	$(268,507)	$3,681,966

BALANCE, MARCH 31, 2025	22,074	$2,207,384	$1,407,846	$520,643	$1,928,489	$(214,983)	$3,920,890
Comprehensive income (loss)			37,567	9,391	46,958	(34,068)	12,890
Proceeds from issuance of capital stock	6,835	683,532					683,532
Repurchase of capital stock	(5,990)	(598,922)					(598,922)
Stock reclassified to mandatorily redeemable capital stock	—	(53)					(53)
Cash dividends on capital stock			(40,747)		(40,747)		(40,747)
BALANCE, JUNE 30, 2025	22,919	$2,291,941	$1,404,666	$530,034	$1,934,700	$(249,051)	$3,977,590

BALANCE, DECEMBER 31, 2023	20,425	$2,042,453	$1,339,546	$451,154	$1,790,700	$(294,539)	$3,538,614
Comprehensive income			118,421	29,605	148,026	26,032	174,058
Proceeds from issuance of capital stock	14,024	1,402,457					1,402,457
Repurchase/redemption of capital stock	(13,506)	(1,350,634)					(1,350,634)
Cash dividends on capital stock			(82,529)		(82,529)		(82,529)
BALANCE, JUNE 30, 2024	20,943	$2,094,276	$1,375,438	$480,759	$1,856,197	$(268,507)	$3,681,966

BALANCE, DECEMBER 31, 2024	21,952	$2,195,167	$1,403,455	$509,245	$1,912,700	$(255,022)	$3,852,845
Comprehensive income			83,160	20,789	103,949	5,971	109,920
Proceeds from issuance of capital stock	13,352	1,335,274					1,335,274
Repurchase/redemption of capital stock	(12,385)	(1,238,447)					(1,238,447)
Stock reclassified to mandatorily redeemable capital stock	—	(53)					(53)
Cash dividends on capital stock			(81,949)		(81,949)		(81,949)
BALANCE, JUNE 30, 2025	22,919	$2,291,941	$1,404,666	$530,034	$1,934,700	$(249,051)	$3,977,590

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF BOSTON STATEMENTS OF CASH FLOWS (dollars in thousands) (unaudited)
	For the Six Months Ended June 30,
	2025	2024
OPERATING ACTIVITIES
Net income	$103,949	$148,026
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization/(accretion)	(41,974)	9,817
Provision for credit losses	208	200
Net change in derivatives and hedging activities	(355,211)	116,874
Other adjustments, net	9,048	2,240
Net change in:
Market value of trading securities	35	(161)
Accrued interest receivable	2,398	(35,738)
Other assets	(5,930)	4,541
Accrued interest payable	58,272	50,131
Other liabilities	7,828	25,172
Total adjustments	(325,326)	173,076
Net cash (used in) provided by operating activities	(221,377)	321,102

INVESTING ACTIVITIES
Net change in:
Interest-bearing deposits	277,164	(130,741)
Securities purchased under agreements to resell	(2,400,000)	350,000
Federal funds sold	(1,610,000)	(61,000)
Advances to members	(1,913,987)	(417,577)
Available-for-sale securities:
Proceeds	819,342	499,818
Purchases	(977,269)	(1,626,434)
Held-to-maturity securities:
Proceeds	6,231	8,397
Mortgage loans held for portfolio:
Proceeds	161,618	129,040
Purchases	(426,810)	(418,556)
Other investing activities, net	(823)	(899)
Net cash used in investing activities	(6,064,534)	(1,667,952)

FEDERAL HOME LOAN BANK OF BOSTON STATEMENTS OF CASH FLOWS — (Continued) (dollars in thousands) (unaudited)
	For the Six Months Ended June 30,
	2025	2024
FINANCING ACTIVITIES
Net change in deposits	(59,299)	(27,351)
Net payments on derivatives with a financing element	(6,198)	22,212
Net proceeds from issuance of consolidated obligations:
Discount notes	35,080,300	53,767,706
Discount notes transferred from other FHLBanks	—	6,366
Bonds	32,073,542	15,166,320
Payments for maturing and retiring consolidated obligations:
Discount notes	(34,198,902)	(54,757,912)
Discount notes transferred to other FHLBanks	—	(4,867)
Bonds	(26,605,670)	(12,797,215)
Payment of financing lease	(20)	(21)
Proceeds from issuance of capital stock	1,335,274	1,402,457
Payments for repurchase of capital stock	(1,238,447)	(1,350,634)
Payments for redemption of mandatorily redeemable capital stock	(905)	(998)
Cash dividends paid	(81,949)	(82,529)
Net cash provided by financing activities	6,297,726	1,343,534
Net increase (decrease) in cash and due from banks	11,815	(3,316)
Cash and due from banks at beginning of the period	5,149	53,412
Cash and due from banks at end of the period	$16,964	$50,096
Supplemental disclosures:
Interest paid	$1,526,550	$1,523,783
Noncash transfers of mortgage loans held for portfolio to other assets	$347	$192

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

Note 2 — Investments

Interest-Bearing Deposits, Securities Purchased Under Agreements to Resell, and Federal Funds Sold

We invest in interest-bearing deposits, securities purchased under agreements to resell, and federal funds sold to provide liquidity. These investments are generally transacted with counterparties that have received, or whose guarantors have received, a credit rating of triple-B or greater (investment grade) by a nationally recognized statistical rating organization (NRSRO), or the equivalent. At June 30, 2025, and December 31, 2024, none of these investments were made to counterparties or, if applicable, guaranteed by entities rated below single-A or the equivalent.

Securities purchased under agreements to resell are short-term and structured such that they are evaluated daily to determine if the market value of the underlying securities decreases below the market value required as collateral (i.e. subject to collateral maintenance provisions). If so, the counterparty must place an amount of additional securities as collateral or remit an equivalent amount of cash sufficient to comply with collateral maintenance provisions, generally by the next business day. Based upon the collateral held as security and collateral maintenance provisions with our counterparties, we determined that no allowance for credit losses was needed for our securities purchased under agreements to resell at June 30, 2025, and December 31, 2024.

Federal funds sold are unsecured loans transacted on an overnight term or short-term basis. FHFA regulations include a limit on the amount of unsecured credit we may extend to a counterparty. Investments in interest-bearing deposit accounts have no contractual term and may be withdrawn upon demand by the Bank. All investments in federal funds sold and interest-bearing deposits outstanding as of June 30, 2025, and December 31, 2024, have been repaid according to the contractual terms in the case of federal funds sold or on demand or at a scheduled time agreed to by the Bank in the case of interest-bearing demand deposits. No allowance for credit losses was recorded for these assets at June 30, 2025, and December 31, 2024.

Debt Securities

We invest in debt securities, which are classified as either trading, available-for-sale, or held-to-maturity. We are prohibited by FHFA regulations from investing in certain higher-risk securities, such as debt instruments that are not investment quality, other than certain investments targeted at low-income persons or communities. We are not required to divest instruments that experience credit deterioration after their purchase.

Trading Securities

Table 2.1 - Trading Securities by Major Security Type
(dollars in thousands)

	June 30, 2025	December 31, 2024
Corporate bonds	$1,454	$1,489

For the six months ended June 30, 2025 and 2024, net (losses) gains on trading securities held at period end were $(35) thousand and $161 thousand, respectively.

We do not participate in speculative trading practices and typically hold these investments for longer periods of time.

Available-for-sale Securities

Table 2.2 - Available-for-Sale Securities by Major Security Type
(dollars in thousands)

	June 30, 2025
		Amounts Recorded in Accumulated Other Comprehensive Income
	Amortized Cost (1)	Unrealized Gains	Unrealized Losses	Fair Value
U.S. Treasury obligations	$5,463,076	$555	$(9,050)	$5,454,581
State housing-finance-agency obligations (HFA securities)	5,620	—	(3)	5,617
Supranational institutions	327,348	—	(3,225)	324,123
U.S. government-owned corporations	241,727	—	(16,155)	225,572
Government-sponsored enterprise (GSE)	100,213	—	(4,321)	95,892
	6,137,984	555	(32,754)	6,105,785
Mortgage-backed securities (MBS)
U.S. government guaranteed – single-family	138,974	36	(1,927)	137,083
U.S. government guaranteed – multifamily	504,826	—	(49,303)	455,523
GSE – single-family	2,316,020	3,604	(45,016)	2,274,608
GSE – multifamily	8,171,513	8,160	(185,345)	7,994,328
	11,131,333	11,800	(281,591)	10,861,542
Total	$17,269,317	$12,355	$(314,345)	$16,967,327

	December 31, 2024
		Amounts Recorded in Accumulated Other Comprehensive Income
	Amortized Cost (1)	Unrealized Gains	Unrealized Losses	Fair Value
U.S. Treasury obligations	$5,811,806	$1,415	$(5,556)	$5,807,665
HFA securities	6,645	6	—	6,651
Supranational institutions	340,228	15	(2,891)	337,352
U.S. government-owned corporations	235,839	—	(14,070)	221,769
GSE	98,280	—	(3,666)	94,614
	6,492,798	1,436	(26,183)	6,468,051
MBS
U.S. government guaranteed – single-family	180,674	283	(1,905)	179,052
U.S. government guaranteed – multifamily	509,859	—	(45,036)	464,823
GSE – single-family	1,999,159	3,403	(49,409)	1,953,153
GSE – multifamily	7,609,663	8,800	(212,634)	7,405,829
	10,299,355	12,486	(308,984)	10,002,857
Total	$16,792,153	$13,922	$(335,167)	$16,470,908
_______________________
(1)    Amortized cost of available-for-sale securities includes adjustments made to the cost basis of an investment for accretion, amortization, collection of cash, and fair-value hedge accounting adjustments. Amortized cost excludes accrued interest receivable of $44.8 million and $45.2 million at June 30, 2025, and December 31, 2024, respectively.

Table 2.3 - Available-for-Sale Securities in a Continuous Unrealized Loss Position
(dollars in thousands)

	June 30, 2025
	Continuous Unrealized Loss Less than 12 Months		Continuous Unrealized Loss 12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury obligations	$719,096	$(357)	$3,253,644	$(8,693)	$3,972,740	$(9,050)
HFA securities	5,617	(3)	—	—	5,617	(3)
Supranational institutions	—	—	324,123	(3,225)	324,123	(3,225)
U.S. government-owned corporations	—	—	225,572	(16,155)	225,572	(16,155)
GSE	—	—	95,892	(4,321)	95,892	(4,321)
	724,713	(360)	3,899,231	(32,394)	4,623,944	(32,754)
MBS
U.S. government guaranteed – single-family	110,419	(326)	12,091	(1,601)	122,510	(1,927)
U.S. government guaranteed – multifamily	—	—	455,523	(49,303)	455,523	(49,303)
GSE – single-family	1,404,451	(6,288)	515,629	(38,728)	1,920,080	(45,016)
GSE – multifamily	920,076	(4,138)	5,574,515	(181,207)	6,494,591	(185,345)
	2,434,946	(10,752)	6,557,758	(270,839)	8,992,704	(281,591)
Total	$3,159,659	$(11,112)	$10,456,989	$(303,233)	$13,616,648	$(314,345)

	December 31, 2024
	Continuous Unrealized Loss Less than 12 Months		Continuous Unrealized Loss 12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury obligations	$464,479	$(140)	$3,153,111	$(5,416)	$3,617,590	$(5,556)
Supranational institutions	—	—	325,028	(2,891)	325,028	(2,891)
U.S. government-owned corporations	—	—	221,769	(14,070)	221,769	(14,070)
GSE	—	—	94,614	(3,666)	94,614	(3,666)
	464,479	(140)	3,794,522	(26,043)	4,259,001	(26,183)
MBS
U.S. government guaranteed – single-family	—	—	12,963	(1,905)	12,963	(1,905)
U.S. government guaranteed – multifamily	—	—	464,823	(45,036)	464,823	(45,036)
GSE – single-family	627,702	(1,598)	510,158	(47,811)	1,137,860	(49,409)
GSE – multifamily	828,243	(2,737)	5,237,505	(209,897)	6,065,748	(212,634)
	1,455,945	(4,335)	6,225,449	(304,649)	7,681,394	(308,984)
Total	$1,920,424	$(4,475)	$10,019,971	$(330,692)	$11,940,395	$(335,167)

Table 2.4 - Available-for-Sale Securities by Contractual Maturity
(dollars in thousands)

	June 30, 2025		December 31, 2024
Year of Maturity	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$1,561,210	$1,561,715	$1,803,427	$1,804,492
Due after one year through five years	4,273,426	4,260,997	4,393,367	4,385,160
Due after five years through 10 years	—	—	—	—
Due after 10 years	303,348	283,073	296,004	278,399
	6,137,984	6,105,785	6,492,798	6,468,051
MBS (1)	11,131,333	10,861,542	10,299,355	10,002,857
Total	$17,269,317	$16,967,327	$16,792,153	$16,470,908
_______________________
(1)    MBS are not presented by contractual maturity because their expected maturities will likely differ from contractual maturities since borrowers of the underlying loans may have the right to call or prepay obligations with or without call or prepayment fees.

Held-to-Maturity Securities

Table 2.5 - Held-to-Maturity Securities by Major Security Type
(dollars in thousands)

	June 30, 2025
	Amortized Cost(1)	Gross Unrecognized Holding Gains	Gross Unrecognized Holding Losses	Fair Value
MBS
U.S. government guaranteed – single-family	$2,562	$13	$—	$2,575
GSE – single-family	54,269	469	(379)	54,359
Total	$56,831	$482	$(379)	$56,934

	December 31, 2024
	Amortized Cost(1)	Gross Unrecognized Holding Gains	Gross Unrecognized Holding Losses	Fair Value
MBS
U.S. government guaranteed – single-family	$2,738	$13	$—	$2,751
GSE – single-family	60,580	435	(569)	60,446
Total	$63,318	$448	$(569)	$63,197
_______________________
(1)    Amortized cost of held-to-maturity securities includes adjustments made to the cost basis of an investment for accretion, amortization, and collection of cash. Amortized cost excludes accrued interest receivable of $307 thousand and $359 thousand at June 30, 2025, and December 31, 2024, respectively.

Allowance for Credit Losses on Available-for-Sale Securities and Held-to-Maturity Securities

We evaluate available-for-sale and held-to-maturity investment securities for credit losses on a quarterly basis. Our available-for-sale and held-to-maturity securities are principally debt securities of the U.S. Treasury, GSEs, U.S. government-owned corporations, supranational institutions, state housing finance agency obligations, and MBS issued by Government National Mortgage Association (Ginnie Mae), Federal Home Loan Mortgage Corporation (Freddie Mac), and Federal National Mortgage Association (Fannie Mae) that are backed by single-family or multifamily mortgage loans. We only purchase investment-grade securities. At June 30, 2025, and December 31, 2024, all available-for-sale securities and held-to-maturity securities were rated double-A, or above, by an NRSRO, based on the lowest long-term credit rating for each security.

We evaluate individual available-for-sale securities for impairment by comparing the security’s fair value to its amortized cost. Impairment may exist when the fair value of the investment is less than its amortized cost (i.e. in an unrealized loss position). At June 30, 2025, and December 31, 2024, certain available-for-sale securities were in an unrealized loss position. These losses are considered temporary as we expect to recover the entire amortized cost basis on these available-for-sale investment securities and we neither intend to sell these securities nor consider it more likely than not that we will be required to sell these securities before the anticipated recovery of each security's remaining amortized cost basis. Further, we have not experienced any material payment defaults on the instruments.

We evaluate held-to-maturity securities for impairment on a collective or pooled basis unless an individual assessment is deemed necessary because the securities do not possess similar risk characteristics. We have not experienced and do not anticipate any payment defaults on these securities.

Based on our assessment of the credit worthiness of the issuers or guarantors, no allowance for credit losses was recorded on available-for-sale securities or held-to-maturity securities at June 30, 2025, and December 31, 2024.

Note 3 — Advances

General Terms. At both June 30, 2025, and December 31, 2024, we had advances outstanding with interest rates ranging from 0.00 percent to 6.23 percent.

Table 3.1 - Advances Outstanding by Year of Contractual Maturity
(dollars in thousands)

	June 30, 2025		December 31, 2024
	Amount	Weighted Average Rate	Amount	Weighted Average Rate
Overdrawn demand-deposit accounts	$30	4.72%	$4,709	4.73%
Due in one year or less	31,575,815	4.39	30,382,356	4.54
Due after one year through two years	6,156,093	4.22	4,110,784	4.08
Due after two years through three years	3,621,382	3.76	3,216,983	4.22
Due after three years through four years	3,018,739	3.80	3,551,070	3.59
Due after four years through five years	1,044,810	3.46	2,288,069	3.80
Due after five years through fifteen years	1,748,384	3.41	1,694,930	3.40
Thereafter	40,960	1.90	43,325	1.85
Total par value	47,206,213	4.22%	45,292,226	4.32%
Discounts	(43,455)		(38,695)
Fair value hedging adjustments	4,881		(90,356)
Total (1)	$47,167,639		$45,163,175
_________________________
(1)    Excludes accrued interest receivable of $184.2 million and $188.6 million at June 30, 2025, and December 31, 2024, respectively.

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

Table 3.2 - Advances Outstanding by Year of Contractual Maturity or Next Call Date
(dollars in thousands)

	June 30, 2025	December 31, 2024
Overdrawn demand-deposit accounts	$30	$4,709
Due in one year or less	34,667,351	31,664,678
Due after one year through two years	3,694,232	3,739,220
Due after two years through three years	3,313,024	2,602,744
Due after three years through four years	2,895,463	3,478,578
Due after four years through five years	959,635	2,158,154
Due after five years through fifteen years	1,635,518	1,600,818
Thereafter	40,960	43,325
Total par value	$47,206,213	$45,292,226

We currently hold putable advances that provide us with the right to require repayment prior to maturity of the advance (and thereby extinguish the advance) on predetermined exercise dates (put dates). Generally, we would exercise the put options when interest rates increase relative to contractual rates.

Table 3.3 - Advances Outstanding by Year of Contractual Maturity or Next Put Date
(dollars in thousands)

	June 30, 2025	December 31, 2024
Overdrawn demand-deposit accounts	$30	$4,709
Due in one year or less	37,729,986	37,096,726
Due after one year through two years	4,538,922	2,686,484
Due after two years through three years	2,467,382	1,886,413
Due after three years through four years	1,214,739	2,175,570
Due after four years through five years	412,310	579,569
Due after five years through fifteen years	801,884	819,430
Thereafter	40,960	43,325
Total par value	$47,206,213	$45,292,226

Table 3.4 - Advances by Current Interest Rate Terms
(dollars in thousands)

	June 30, 2025	December 31, 2024
Fixed-rate	$32,497,856	$33,207,447
Variable-rate	14,708,357	12,084,779
Total par value	$47,206,213	$45,292,226

Credit Risk Exposure and Security Terms. Our advances are primarily made to our members, including commercial banks, insurance companies, savings institutions, and credit unions. We manage our credit exposure to secured member credit products through an integrated approach that generally includes credit limits for borrowers based on ongoing reviews of each borrower's financial condition, the amount and value of available collateral, and collateral and lending policies intended to limit risk of loss while balancing borrowers' needs for a reliable source of funding. For additional information on credit risk exposure and security terms see Part II — Item 8 — Financial Statements — Note 5 — Advances in the 2024 Annual Report.

The Bank’s decision to lend is based principally on our analysis of each borrower’s financial condition and outlook, though we consider payment status as well as the types and level of collateral as additional factors. At June 30, 2025, and December 31, 2024, we had rights to collateral, on a borrower-by-borrower basis, with an estimated value greater than our outstanding extensions of credit.

We continue to evaluate and make changes to our collateral guidelines based on market conditions. At June 30, 2025, and December 31, 2024, none of our advances were past due, on nonaccrual status, or considered impaired. In addition, there were no modifications for borrowers experiencing financial difficulties related to advances during the six months ended June 30, 2025 and 2024.

Based upon the collateral held as security, our credit extension and collateral policies, management's credit analysis, and the repayment history on advances, we have not recorded any allowance for credit losses on our advances at June 30, 2025, and December 31, 2024.

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

Table 4.1 - Mortgage Loans Held for Portfolio
(dollars in thousands)

	June 30, 2025	December 31, 2024
Real estate
Fixed-rate 15-year single-family mortgages	$143,707	$158,349
Fixed-rate 20- and 30-year single-family mortgages	3,763,823	3,485,188
Premiums	46,260	44,801
Discounts	(8,848)	(5,921)
Deferred derivative losses, net	(1,238)	(1,067)
Total mortgage loans held for portfolio(1)	3,943,704	3,681,350
Less: allowance for credit losses	(2,400)	(2,200)
Total mortgage loans, net of allowance for credit losses	$3,941,304	$3,679,150
________________________
(1)    Excludes accrued interest receivable of $26.0 million and $23.8 million at June 30, 2025, and December 31, 2024, respectively.

Table 4.2 - Mortgage Loans Held for Portfolio by Collateral/Guarantee Type
(dollars in thousands)

	June 30, 2025	December 31, 2024
Conventional mortgage loans	$3,779,579	$3,509,254
Government mortgage loans	127,951	134,283
Total par value	$3,907,530	$3,643,537

Credit-Enhancements. Our allowance for credit losses factors in the credit-enhancements associated with conventional mortgage loans under the MPF Program. These credit-enhancements apply after the homeowner's equity is exhausted and can include primary and/or supplemental mortgage insurance or other kinds of credit-enhancement. The credit risk analysis of our conventional loans is performed at the individual master commitment level to determine the credit-enhancements available to recover losses on loans under each individual master commitment. For additional information on credit-enhancements see Part II — Item 8 — Financial Statements — Note 6 — Mortgage Loans Held for Portfolio — Credit-Enhancements in the 2024 Annual Report.

Payment Status of Mortgage Loans. Payment status is a key credit quality indicator for conventional mortgage loans and allows us to monitor borrower performance. A past due loan is one for which the borrower has failed to make a full payment of principal and interest within 30 days of its due date. Other delinquency statistics include nonaccrual loans and loans in process of foreclosure. Tables 4.3 and 4.4 present the payment status for conventional mortgage loans and other delinquency statistics for all mortgage loans at June 30, 2025, and December 31, 2024.

Table 4.3 - Credit Quality Indicator for Conventional Mortgage Loans
(dollars in thousands)

	June 30, 2025
	Year of Origination
Payment Status at Amortized Cost(1)	Prior to 2021	2021 to 2025	Total
Past due 30-59 days delinquent	$14,199	$5,874	$20,073
Past due 60-89 days delinquent	3,584	1,166	4,750
Past due 90 days or more delinquent	5,760	862	6,622
Total past due	23,543	7,902	31,445
Total current loans	1,700,203	2,081,940	3,782,143
Total conventional mortgage loans	$1,723,746	$2,089,842	$3,813,588

	December 31, 2024
	Year of Origination
Payment Status at Amortized Cost(1)	Prior to 2020	2020 to 2024	Total
Past due 30-59 days delinquent	$18,396	$6,605	$25,001
Past due 60-89 days delinquent	4,808	1,851	6,659
Past due 90 days or more delinquent	5,419	692	6,111
Total past due	28,623	9,148	37,771
Total current loans	1,279,577	2,227,402	3,506,979
Total conventional mortgage loans	$1,308,200	$2,236,550	$3,544,750
_________________________
(1)    Amortized cost excludes accrued interest receivable.

Table 4.4 - Other Delinquency Statistics of Mortgage Loans
(dollars in thousands)

	June 30, 2025
	Amortized Cost in Conventional Mortgage Loans	Amortized Cost in Government Mortgage Loans	Total
In process of foreclosure (1)	$953	$1,041	$1,994
Serious delinquency rate (2)	0.17%	1.75%	0.23%
Past due 90 days or more still accruing interest	$—	$2,273	$2,273
Loans on nonaccrual status (3)	$6,782	$—	$6,782

	December 31, 2024
	Amortized Cost in Conventional Mortgage Loans	Amortized Cost in Government Mortgage Loans	Total
In process of foreclosure (1)	$1,144	$771	$1,915
Serious delinquency rate (2)	0.17%	1.51%	0.22%
Past due 90 days or more still accruing interest	$—	$2,060	$2,060
Loans on nonaccrual status (3)	$6,111	$—	$6,111
_______________________
(1)    Includes loans where the decision of foreclosure or similar alternative such as pursuit of deed-in-lieu of foreclosure has been reported.
(2)    Loans that are 90 days or more past due or in the process of foreclosure expressed as a percentage of the amortized cost of the total loan portfolio class.
(3)    As of June 30, 2025, and December 31, 2024, $3.5 million and $3.2 million, respectively, of conventional mortgage loans on nonaccrual status did not have an associated allowance for credit losses because either these loans were charged off or the fair value of the underlying collateral, including any credit-enhancements, is greater than the amortized cost of the loans.

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

Table 4.5 presents a roll forward of the allowance for credit losses on conventional mortgage loans for the three and six months ended June 30, 2025 and 2024.

Table 4.5 - Allowance for Credit Losses on Conventional Mortgage Loans
(dollars in thousands)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
Allowance for credit losses (1)
Balance, beginning of period	$2,200	$2,600	$2,200	$2,000
Charge-offs	(8)	—	(8)	—
Provision for (reduction of) credit losses	208	(400)	208	200
Balance, end of period	$2,400	$2,200	$2,400	$2,200
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

Any losses incurred on these loans that are not recovered from the insurer or guarantor are absorbed by the related servicer. Therefore, we only have credit risk for these loans if the servicer fails to pay for losses not covered by insurance or guarantees, but in such instances, we will have recourse against the servicer for such failure. Due to government guarantees or insurance on our government loans, there is no allowance for credit losses for the government mortgage loan portfolio as of June 30, 2025, and December 31, 2024. Additionally, government mortgage loans are not placed on nonaccrual status due to the government guarantee or insurance on these loans and the contractual obligation of the loan servicers to repurchase their related loans when certain criteria are met.

"Mortgage Partnership Finance," "MPF," "eMPF" and "MPF Xtra" are registered trademarks of the Federal Home Loan Bank of Chicago.

Note 5 — Derivatives and Hedging Activities

Table 5.1 - Fair Value of Derivative Instruments

(dollars in thousands)

	June 30, 2025			December 31, 2024
	Notional Amount of Derivatives	Derivative Assets	Derivative Liabilities	Notional Amount of Derivatives	Derivative Assets	Derivative Liabilities
Derivatives designated as hedging instruments
Interest-rate swaps	$46,347,431	$90,063	$(468,980)	$46,232,807	$59,871	$(651,429)
Forward-start interest-rate swaps	641,000	—	(435)	741,000	224	—
Total derivatives designated as hedging instruments	46,988,431	90,063	(469,415)	46,973,807	60,095	(651,429)

Derivatives not designated as hedging instruments
Interest-rate swaps	4,305,562	4	(122)	2,987,274	—	(32)
Mortgage-delivery commitments (1)	83,501	512	(20)	32,729	8	(108)
Total derivatives not designated as hedging instruments	4,389,063	516	(142)	3,020,003	8	(140)
Total notional amount of derivatives	$51,377,494			$49,993,810
Total derivatives before netting and collateral adjustments		90,579	(469,557)		60,103	(651,569)
Netting adjustments and cash collateral, including related accrued interest (2)		164,692	467,472		241,770	646,823
Derivative assets and derivative liabilities		$255,271	$(2,085)		$301,873	$(4,746)
_______________________
(1)    Mortgage-delivery commitments are classified as derivatives with changes in fair value recorded in other income.
(2)    Amounts represent the effect of master-netting agreements intended to allow us to settle positive and negative positions with the same counterparty. Cash collateral posted, including accrued interest, was $653.1 million and $898.0 million at June 30, 2025, and December 31, 2024, respectively. The change in cash collateral posted is included in the net change in interest-bearing deposits in the statement of cash flows. Cash collateral received, including accrued interest, was $20.9 million and $9.4 million at June 30, 2025, and December 31, 2024.

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

Table 5.2 - Net Gains (Losses) on Fair Value Hedging Relationships
(dollars in thousands)

	For the Three Months Ended June 30, 2025
	Advances	Available-for-sale Securities	CO Bonds
Total interest income (expense) presented on the statements of operations	$508,552	$201,163	$(601,501)

Gains (losses) on fair value hedging relationships
Changes in fair value:
Derivatives	$(33,825)	$(118,654)	$102,221
Hedged items	33,135	118,143	(102,131)
Net changes in fair value before price alignment interest	(690)	(511)	90
Price alignment interest(1)	(1,628)	(1,696)	218
Net interest settlements on derivatives(2)(3)	27,027	65,064	(79,129)
Net gains (losses) on qualifying hedging relationships	24,709	62,857	(78,821)
Amortization/accretion of discontinued hedging relationships	(288)	14,460	571
Net gains (losses) on derivatives and hedging activities recorded in net interest income	$24,421	$77,317	$(78,250)

	For the Three Months Ended June 30, 2024
	Advances	Available-for-sale Securities	CO Bonds
Total interest income (expense) presented on the statements of operations	$552,175	$239,788	$(534,895)

Gains (losses) on fair value hedging relationships
Changes in fair value:
Derivatives	$7,360	$(39,440)	$85,193
Hedged items	(7,277)	39,407	(85,643)
Net changes in fair value before price alignment interest	83	(33)	(450)
Price alignment interest(1)	(1,011)	(15,351)	405
Net interest settlements on derivatives(2)(3)	57,961	124,727	(156,976)
Net gains (losses) on qualifying hedging relationships	57,033	109,343	(157,021)
Amortization/accretion of discontinued hedging relationships	(296)	—	(1,197)
Net gains (losses) on derivatives and hedging activities recorded in net interest income	$56,737	$109,343	$(158,218)

	For the Six Months Ended June 30, 2025
	Advances	Available-for-sale Securities	CO Bonds
Total interest income (expense) presented on the statements of operations	$1,023,817	$394,895	$(1,175,715)

Gains (losses) on fair value hedging relationships
Changes in fair value:
Derivatives	$(97,602)	$(288,154)	$244,635
Hedged items	95,780	285,440	(244,170)
Net changes in fair value before price alignment interest	(1,822)	(2,714)	465
Price alignment interest(1)	(2,882)	(7,066)	378
Net interest settlements on derivatives(2)(3)	54,036	135,749	(160,720)
Net gains (losses) on qualifying hedging relationships	49,332	125,969	(159,877)
Amortization/accretion of discontinued hedging relationships	(512)	24,495	1,135
Net gains (losses) on derivatives and hedging activities recorded in net interest income	$48,820	$150,464	$(158,742)

	For the Six Months Ended June 30, 2024
	Advances	Available-for-sale Securities	CO Bonds
Total interest income (expense) presented on the statements of operations	$1,080,672	$472,959	$(1,042,031)

Gains (losses) on fair value hedging relationships
Changes in fair value:
Derivatives	$107,792	$100,782	$38,552
Hedged items	(105,424)	(97,770)	(39,259)
Net changes in fair value before price alignment interest	2,368	3,012	(707)
Price alignment interest(1)	(1,871)	(29,505)	886
Net interest settlements on derivatives(2)(3)	116,305	249,046	(319,236)
Net gains (losses) on qualifying hedging relationships	116,802	222,553	(319,057)
Amortization/accretion of discontinued hedging relationships	(647)	—	(2,703)
Net gains (losses) on derivatives and hedging activities recorded in net interest income	$116,155	$222,553	$(321,760)
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

Table 5.3 presents the net gains (losses) on qualifying cash flow hedging relationships.

Table 5.3 - Net (Losses) Gains on Cash Flow Hedging Relationships
(dollars in thousands)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
Forward-start interest rate swaps - CO Bonds
Gains (losses) reclassified from accumulated other comprehensive loss into interest expense	$2,506	$(327)	$5,565	$(1,353)
(Losses) gains recognized in other comprehensive income	(3,069)	4,689	(7,329)	22,359

For the six months ended June 30, 2025 and 2024, there were no reclassifications from accumulated other comprehensive income into earnings as a result of the discontinuance of cash-flow hedges because the original forecasted transactions were not expected to occur by the end of the originally specified period or within a two-month period thereafter. As of June 30, 2025, the maximum length of time over which we are hedging our exposure to the variability in future cash flows for forecasted transactions is six years.

As of June 30, 2025, the amount of deferred net gains (losses) on derivatives accumulated in other comprehensive income related to cash flow hedges expected to be reclassified to earnings during the next 12 months is $7.4 million.

Table 5.4 - Cumulative Basis Adjustments for Fair-Value Hedges
(dollars in thousands)

	June 30, 2025
	Advances	Available-for-sale Securities	CO Bonds
Amortized cost of hedged asset/ liability(1)	$13,028,719	$11,180,393	$22,723,211

Fair value hedging adjustments included in amortized cost
Basis adjustments for active hedging relationships	$292	$(200,646)	$(342,862)
Basis adjustments for discontinued hedging relationships	4,589	(305,594)	24,039
Cumulative amount of fair value hedging basis adjustments	$4,881	$(506,240)	$(318,823)
_______________________
(1)    Includes only the portion of amortized cost representing the hedged items in active or discontinued fair value hedging relationships. Amortized cost includes fair value hedging adjustments.

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

Table 5.5 - Impact of Variation Margin for Cleared Derivatives on the Statement of Cash Flows
(dollars in thousands)

	Increase (decrease) on Cash Flow Statement
	For the Six Months Ended June 30,
	2025	2024
Operating activity - net change in derivatives and hedging activities	$(522,829)	$154,461
Financing activity - net (payments) receipts on derivatives with a financing element	(4,667)	23,735
Total variation margin (paid) received on cleared derivatives	$(527,496)	$178,196

Managing Credit Risk on Derivatives. We enter into derivatives that we clear (cleared derivatives) with a derivatives clearing organization (DCO), our counterparty for such derivatives. We also enter into derivatives that are not cleared (uncleared derivatives) under master-netting agreements. Derivatives that we use containing any optionality are currently ineligible for clearing. Accordingly, such derivatives, including the derivatives used to hedge issuance of callable CO bonds, are executed with our uncleared derivatives counterparties.

Certain of our uncleared derivatives master-netting agreements contain provisions that require us to post additional collateral with our uncleared derivatives counterparties if our credit rating is lowered to a certain level by Moody's Investors Service Inc. (Moody's) or Standard & Poor's Financial Services LLC (S&P). In the event of a split between such credit ratings, the lower rating governs. The aggregate fair value of all uncleared derivatives with these provisions that were in a net-liability position (before cash collateral and related accrued interest) at June 30, 2025, was $377.0 million for which we had delivered collateral with a post-haircut value of $379.8 million in accordance with the terms of the master-netting agreements. Securities collateral is subject to valuation haircuts in accordance with the terms of the master-netting arrangements. Table 5.6 sets forth the post-haircut value of incremental collateral that certain uncleared derivatives counterparties could have required us to deliver based on incremental credit rating downgrades at June 30, 2025.

Table 5.6 - Post Haircut Value of Incremental Collateral to be Delivered as of June 30, 2025
(dollars in thousands)

Ratings Downgrade (1)
From	To	Incremental Collateral
AA+	AA or AA-	$—
AA-	A+, A or A-	—
A-	below A-	30,891
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

Table 5.7 presents separately the fair value of derivatives that are subject to netting due to a legal right of offset based on the terms of our master netting arrangements or similar agreements as of June 30, 2025, and December 31, 2024, which includes cleared and uncleared interest rate swaps, and the fair value of derivatives that are not subject to such netting, which includes mortgage delivery commitments. Derivatives subject to netting include any related cash collateral received from or pledged to counterparties.

Table 5.7 - Netting of Derivative Assets and Derivative Liabilities
(dollars in thousands)

	June 30, 2025
	Derivative Instruments Meeting Netting Requirements
	Gross Recognized Amount	Gross Amounts of Netting Adjustments and Cash Collateral	Derivative Instruments Not Meeting Netting Requirements	Total Derivative Assets and Total Derivative Liabilities
Derivative Assets
Interest-rate swaps
Uncleared	$89,848	$(84,761)		$5,087
Cleared	218	249,454		249,672
Mortgage delivery commitments			$512	512
Total				$255,271

Derivative Liabilities
Interest-rate swaps
Uncleared	$(445,667)	$443,602		$(2,065)
Cleared	(23,869)	23,869		—
Mortgage delivery commitments			$(20)	(20)
Total				$(2,085)

	December 31, 2024
	Derivative Instruments Meeting Netting Requirements
	Gross Recognized Amount	Gross Amounts of Netting Adjustments and Cash Collateral	Derivative Instruments Not Meeting Netting Requirements	Total Derivative Assets and Total Derivative Liabilities
Derivative Assets
Interest-rate swaps
Uncleared	$56,360	$(55,375)		$985
Cleared	3,735	297,145		300,880
Mortgage delivery commitment			$8	8
Total				$301,873

Derivative Liabilities
Interest-rate swaps
Uncleared	$(651,106)	$646,468		$(4,638)
Cleared	(355)	355		—
Mortgage delivery commitment			$(108)	(108)
Total				$(4,746)

Note 6 — Deposits

We offer demand and overnight deposits for members and qualifying nonmembers. Members that service mortgage loans may deposit funds collected in connection with mortgage loans pending disbursement of such funds, which we classify as "other" in the following table.

Table 6.1 - Deposits
(dollars in thousands)

	June 30, 2025	December 31, 2024
Interest-bearing
Demand and overnight	$772,682	$842,062
Noninterest-bearing
Other	33,588	35,019
Total deposits	$806,270	$877,081

None of the deposits are federally insured.

Note 7 — Consolidated Obligations

CO Bonds. CO bonds for which we have received issuance proceeds and are primarily liable were as follows:

Table 7.1 - CO Bonds Outstanding by Contractual Maturity
(dollars in thousands)

	June 30, 2025		December 31, 2024
	Amount	Weighted Average Rate (1)	Amount	Weighted Average Rate (1)
Due in one year or less	$34,797,975	3.92%	$27,884,310	4.08%
Due after one year through two years	6,630,670	2.70	7,948,755	2.15
Due after two years through three years	3,358,080	3.67	3,545,350	3.31
Due after three years through four years	2,876,275	3.37	3,889,675	3.40
Due after four years through five years	2,856,705	4.38	2,151,145	4.10
Thereafter	3,689,975	3.72	3,322,820	3.45
Total par value	54,209,680	3.73%	48,742,055	3.62%
Premiums	21,080		24,852
Discounts	(12,401)		(12,877)
Hedging adjustments	(318,823)		(561,859)
Total	$53,899,536		$48,192,171
_______________________
(1)    The CO bonds' weighted-average rate excludes concession fees.

Table 7.2 - CO Bonds Outstanding by Early Redemption Feature
(dollars in thousands)

	June 30, 2025	December 31, 2024
Noncallable and nonputable	$34,115,380	$30,786,555
Callable	20,094,300	17,955,500
Total par value	$54,209,680	$48,742,055

Table 7.3 - CO Bonds Outstanding by Earlier of Contractual Maturity or Next Call Date
(dollars in thousands)

	June 30, 2025	December 31, 2024
Due in one year or less	$45,472,975	$39,328,810
Due after one year through two years	3,382,670	3,976,755
Due after two years through three years	2,151,080	1,639,850
Due after three years through four years	1,523,275	2,024,675
Due after four years through five years	449,705	346,145
Thereafter	1,229,975	1,425,820
Total par value	$54,209,680	$48,742,055

Table 7.4 - CO Bonds by Interest Rate-Payment Type
(dollars in thousands)

	June 30, 2025	December 31, 2024
Fixed-rate	$29,303,680	$29,530,555
Simple variable-rate	20,444,000	14,194,500
Step-up (1)	4,462,000	5,017,000
Total par value	$54,209,680	$48,742,055
_______________________
(1)    Step-up bonds pay interest at increasing fixed rates for specified intervals over the life of the CO bond and can be called at our option on the step-up dates.

CO Discount Notes. Outstanding CO discount notes for which we were primarily liable, all of which are due within one year, were as follows:

Table 7.5 - CO Discount Notes Outstanding
(dollars in thousands)

	Book Value	Par Value	Weighted Average Rate (1)
June 30, 2025	$19,421,619	$19,571,510	4.23%
December 31, 2024	$18,546,504	$18,661,769	4.49%
_______________________
(1)    CO discount notes' weighted-average rate represents a yield to maturity excluding concession fees.

Note 8 — Affordable Housing Program and Discretionary Contributions

Table 8.1 - AHP Liability
(dollars in thousands)

	For the Six Months Ended June 30,
	2025	2024
Balance at beginning of year	$104,300	$87,164
AHP expense for the period	11,568	16,473
AHP voluntary contribution	6,672	1,345
AHP direct grant disbursements	(7,760)	(7,600)
AHP subsidy for AHP advance disbursements	(102)	(638)
Return of previously disbursed grants and subsidies	—	296
Balance at end of period	$114,678	$97,040

Other discretionary housing and community investment programs consist of grants and subsidies to support other housing and community investment initiatives (non-AHP) and are recorded in other liabilities in the statement of condition.

Table 8.2 - Discretionary Housing and Community Investments Liability
(dollars in thousands)

	For the Six Months Ended June 30,
	2025	2024
Balance at beginning of year	$2,390	$—
Discretionary housing and community investment expense for the period	24,959	12,106
Direct grant disbursements	(7,808)	(3,224)
Subsidy for advance disbursements	(8,665)	(1,855)
Return of previously disbursed grants and subsidies	61	—
Balance at end of period	$10,937	$7,027

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

The FHFA has authority to require us to maintain greater minimum capital levels than are required based on FHFA rules and regulations.

Table 9.1 - Regulatory Capital Requirements
(dollars in thousands)

	June 30, 2025		December 31, 2024
	Required	Actual	Required	Actual
Risk-based capital	$695,155	$4,230,875	$640,669	$4,112,953

Regulatory capital	$3,147,743	$4,230,875	$2,879,719	$4,112,953
Capital-to-asset ratio	4.0%	5.4%	4.0%	5.7%

Leverage capital	$3,934,679	$6,346,313	$3,599,648	$6,169,430
Leverage capital-to-assets ratio	5.0%	8.1%	5.0%	8.6%

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

Mandatorily Redeemable Capital Stock.

Table 9.2 - Mandatorily Redeemable Capital Stock by Expiry of Redemption Notice Period
(dollars in thousands)

	June 30, 2025	December 31, 2024
Past redemption date (1)	$2,199	$2,669
Due in one year or less	689	435
Due after one year through two years	960	689
Due after two years through three years	272	960
Due after three years through four years	61	333
Due after four years through five years	53	—
Total	$4,234	$5,086
_______________________
(1)    Amount represents mandatorily redeemable capital stock that has reached the end of the five-year redemption-notice period but the member-related activity (for example, advances) remains outstanding. Accordingly, these shares of capital stock will not be redeemed until the activity is no longer outstanding.

Restricted Retained Earnings. At June 30, 2025, our restricted retained earnings contribution requirement totaled $722.7 million. At June 30, 2025, and December 31, 2024, restricted retained earnings totaled $530.0 million and $509.2 million, respectively. These restricted retained earnings are not available to pay dividends.

Note 10 — Accumulated Other Comprehensive Income (Loss)

Table 10.1 - Accumulated Other Comprehensive Income (Loss)
(dollars in thousands)

	Net Unrealized Gain (Loss) on Available-for-sale Securities	Net Unrealized Gain (Loss) Relating to Hedging Activities	Pension and Postretirement Benefits	Total Accumulated Other Comprehensive Income (Loss)
Balance, March 31, 2024	$(308,321)	$64,660	$749	$(242,912)
Other comprehensive (loss) income before reclassifications:
Net unrealized (losses) gains	(30,460)	4,689	—	(25,771)
Net actuarial loss	—	—	(151)	(151)
Reclassifications from other comprehensive income to net income
Amortization - hedging activities (1)	—	327	—	327
Other comprehensive (loss) income	(30,460)	5,016	(151)	(25,595)
Balance, June 30, 2024	$(338,781)	$69,676	$598	$(268,507)

Balance, March 31, 2025	$(273,498)	$57,207	$1,308	$(214,983)
Other comprehensive (loss) income before reclassifications:
Net unrealized losses	(28,492)	(3,069)	—	(31,561)
Reclassifications from other comprehensive income to net income
Amortization - hedging activities (1)	—	(2,506)	—	(2,506)
Amortization - pension and postretirement benefits (2)	—	—	(1)	(1)
Other comprehensive loss	(28,492)	(5,575)	(1)	(34,068)
Balance, June 30, 2025	$(301,990)	$51,632	$1,307	$(249,051)

Balance, December 31, 2023	$(341,252)	$45,964	$749	$(294,539)
Cumulative effect of change in accounting principle
Other comprehensive income (loss) before reclassifications:
Net unrealized gains	2,471	22,359	—	24,830
Net actuarial loss	—	—	(151)	(151)
Reclassifications from other comprehensive income to net income
Amortization - hedging activities (1)	—	1,353	—	1,353
Other comprehensive income (loss)	2,471	23,712	(151)	26,032
Balance, June 30, 2024	$(338,781)	$69,676	$598	$(268,507)

Balance, December 31, 2024	$(321,245)	$64,526	$1,697	$(255,022)
Other comprehensive income (loss) before reclassifications:
Net unrealized gains (losses)	19,255	(7,329)	—	11,926
Reclassifications from other comprehensive income to net income
Amortization - hedging activities (1)	—	(5,565)	—	(5,565)
Amortization - pension and postretirement benefits (2)	—	—	(390)	(390)
Other comprehensive income (loss)	19,255	(12,894)	(390)	5,971
Balance, June 30, 2025	$(301,990)	$51,632	$1,307	$(249,051)
_______________________
(1)    Recorded in CO bond interest expense in the statement of operations.
(2)    Recorded in other expenses in the statement of operations.

Note 11 — Fair Values

A fair-value hierarchy is used to prioritize the inputs of valuation techniques used to measure fair value. A description of the application of the fair-value hierarchy, valuation techniques, and significant inputs is disclosed in Part II — Item 8 — Financial Statements — Note 14 — Fair Values in the 2024 Annual Report. There have been no material changes in the fair-value hierarchy classification of financial assets and liabilities, valuation techniques, or significant inputs during the six months ended June 30, 2025.

Table 11.1 presents the carrying value, fair value, and fair value hierarchy of our financial assets and liabilities at June 30, 2025, and December 31, 2024. We record trading securities, available-for-sale securities, derivative assets, derivative liabilities, and certain other assets at fair value on a recurring basis and certain mortgage loans at fair value on a non-recurring basis. We record all other financial assets and liabilities at amortized cost. Refer to Table 11.2 for further details about the financial assets and liabilities held at fair value on either a recurring or non-recurring basis.

Table 11.1 - Fair Value Summary
(dollars in thousands)

	June 30, 2025
	Carrying Value	Total Fair Value	Level 1	Level 2	Level 3	Netting Adjustments and Cash Collateral(2)
Financial instruments
Assets:
Cash and due from banks	$16,964	$16,964	$16,964	$—	$—	$—
Interest-bearing deposits	1,925,239	1,925,239	1,925,239	—	—	—
Securities purchased under agreements to resell	3,900,000	3,899,995	—	3,899,995	—	—
Federal funds sold	4,115,000	4,114,993	—	4,114,993	—	—
Trading securities(1)	1,454	1,454	—	1,454	—	—
Available-for-sale securities(1)	16,967,327	16,967,327	—	16,961,710	5,617	—
Held-to-maturity securities	56,831	56,934	—	56,934	—	—
Advances	47,167,639	47,146,688	—	47,146,688	—	—
Mortgage loans, net	3,941,304	3,694,756	—	3,679,464	15,292	—
Accrued interest receivable	259,805	259,805	—	259,805	—	—
Derivative assets(1)	255,271	255,271	—	90,579	—	164,692
Other assets (1)	29,496	29,496	18,180	11,316	—	—
Liabilities:
Deposits	(806,270)	(806,248)	—	(806,248)	—	—
COs:
Bonds	(53,899,536)	(53,764,625)	—	(53,764,625)	—	—
Discount notes	(19,421,619)	(19,418,720)	—	(19,418,720)	—	—
Mandatorily redeemable capital stock	(4,234)	(4,234)	(4,234)	—	—	—
Accrued interest payable	(386,839)	(386,839)	—	(386,839)	—	—
Derivative liabilities(1)	(2,085)	(2,085)	—	(469,557)	—	467,472
Other:
Commitments to extend credit for advances	—	(1,425)	—	(1,425)	—	—
Standby letters of credit	(1,382)	(1,382)	—	(1,382)	—	—

	December 31, 2024
	Carrying Value	Total Fair Value	Level 1	Level 2	Level 3	Netting Adjustments and Cash Collateral(2)
Financial instruments
Assets:
Cash and due from banks	$5,149	$5,149	$5,149	$—	$—	$—
Interest-bearing deposits	1,958,353	1,958,353	1,958,353	—	—	—
Securities purchased under agreements to resell	1,500,000	1,500,003	—	1,500,003	—	—
Federal funds sold	2,505,000	2,504,990	—	2,504,990	—	—
Trading securities(1)	1,489	1,489	—	1,489	—	—
Available-for-sale securities(1)	16,470,908	16,470,908	—	16,464,257	6,651	—
Held-to-maturity securities	63,318	63,197	—	63,197	—	—
Advances	45,163,175	45,080,045	—	45,080,045	—	—
Mortgage loans, net	3,679,150	3,355,769	—	3,343,100	12,669	—
Accrued interest receivable	262,203	262,203	—	262,203	—	—
Derivative assets(1)	301,873	301,873	—	60,103	—	241,770
Other assets(1)	32,738	32,738	20,742	11,996	—	—
Liabilities:
Deposits	(877,081)	(877,035)	—	(877,035)	—	—
COs:
Bonds	(48,192,171)	(47,928,851)	—	(47,928,851)	—	—
Discount notes	(18,546,504)	(18,549,008)	—	(18,549,008)	—	—
Mandatorily redeemable capital stock	(5,086)	(5,086)	(5,086)	—	—	—
Accrued interest payable	(328,596)	(328,596)	—	(328,596)	—	—
Derivative liabilities(1)	(4,746)	(4,746)	—	(651,569)	—	646,823
Other:
Commitments to extend credit for advances	—	(1,264)	—	(1,264)	—	—
Standby letters of credit	(1,266)	(1,266)	—	(1,266)	—	—
_______________________
(1)Carried at fair value and measured on a recurring basis.
(2)These amounts represent the effect of master-netting agreements intended to allow us to settle positive and negative positions and also cash collateral and related accrued interest held or placed with the same clearing member and/or counterparty.

Fair Value Measured on a Recurring and Nonrecurring Basis.

Table 11.2 - Fair Value of Assets and Liabilities Measured at Fair Value on a Recurring and Nonrecurring Basis
(dollars in thousands)

	June 30, 2025
	Level 1	Level 2	Level 3	Netting Adjustments and Cash Collateral (1)	Total
Assets:
Carried at fair value on a recurring basis
Trading securities:
Corporate bonds	$—	$1,454	$—	$—	$1,454
Available-for-sale securities:
U.S. Treasury obligations	—	5,454,581	—	—	5,454,581
HFA securities	—	—	5,617	—	5,617
Supranational institutions	—	324,123	—	—	324,123
U.S. government-owned corporations	—	225,572	—	—	225,572
GSE	—	95,892	—	—	95,892
U.S. government guaranteed – single-family MBS	—	137,083	—	—	137,083
U.S. government guaranteed – multifamily MBS	—	455,523	—	—	455,523
GSE – single-family MBS	—	2,274,608	—	—	2,274,608
GSE – multifamily MBS	—	7,994,328	—	—	7,994,328
Total available-for-sale securities	—	16,961,710	5,617	—	16,967,327
Derivative assets:
Interest-rate-exchange agreements	—	90,067	—	164,692	254,759
Mortgage delivery commitments	—	512	—	—	512
Total derivative assets	—	90,579	—	164,692	255,271
Other assets	18,180	11,316	—	—	29,496
Total assets carried at fair value on a recurring basis	$18,180	$17,065,059	$5,617	$164,692	$17,253,548
Liabilities:
Carried at fair value on a recurring basis
Derivative liabilities
Interest-rate-exchange agreements	$—	$(469,537)	$—	$467,472	$(2,065)
Mortgage delivery commitments	—	(20)	—	—	(20)
Total liabilities carried at fair value on a recurring basis	$—	$(469,557)	$—	$467,472	$(2,085)

	December 31, 2024
	Level 1	Level 2	Level 3	Netting Adjustments and Cash Collateral(1)	Total
Assets:
Carried at fair value on a recurring basis
Trading securities:
Corporate bonds	$—	$1,489	$—	$—	$1,489
Available-for-sale securities:
U.S. Treasury obligations	—	5,807,665	—	—	5,807,665
HFA securities	—	—	6,651	—	6,651
Supranational institutions	—	337,352	—	—	337,352
U.S. government-owned corporations	—	221,769	—	—	221,769
GSE	—	94,614	—	—	94,614
U.S. government guaranteed – single-family MBS	—	179,052	—	—	179,052
U.S. government guaranteed – multifamily MBS	—	464,823	—	—	464,823
GSE – single-family MBS	—	1,953,153	—	—	1,953,153
GSE – multifamily MBS	—	7,405,829	—	—	7,405,829
Total available-for-sale securities	—	16,464,257	6,651	—	16,470,908
Derivative assets:
Interest-rate-exchange agreements	—	60,095	—	241,770	301,865
Mortgage delivery commitments	—	8	—	—	8
Total derivative assets	—	60,103	—	241,770	301,873
Other assets	20,742	11,996	—	—	32,738
Total assets carried at fair value on a recurring basis	$20,742	$16,537,845	$6,651	$241,770	$16,807,008
Liabilities:
Carried at fair value on a recurring basis
Derivative liabilities
Interest-rate-exchange agreements	$—	$(651,461)	$—	$646,823	$(4,638)
Mortgage delivery commitments	—	(108)	—	—	(108)
Total liabilities carried at fair value on a recurring basis	$—	$(651,569)	$—	$646,823	$(4,746)
_______________________
(1)    These amounts represent the effect of master-netting agreements intended to allow us to settle positive and negative positions and also cash collateral and related accrued interest held or placed with the same clearing member and/or counterparty.

Table 11.3 presents a reconciliation of available-for-sale securities that are measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the three and six months ended June 30, 2025 and 2024.

Table 11.3 - Roll Forward of Level 3 Available-for-Sale HFA Securities
(dollars in thousands)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
Balance at beginning of period	$6,647	$21,968	$6,651	$21,805
Total (losses) gains included in other comprehensive income
Net unrealized (losses) gains	(5)	176	(9)	339

Sales, maturities, and settlements
Settlements	(1,025)	(970)	(1,025)	(970)
Balance at end of period	$5,617	$21,174	$5,617	$21,174

Total amount of unrealized (losses) gains for the period included in other comprehensive income relating to securities held at period end	$(5)	$176	$(9)	$339

Note 12 — Commitments and Contingencies

Joint and Several Liability. COs are backed by the financial resources of the 11 district Federal Home Loan Banks (the FHLBanks). The FHFA has authority to require any FHLBank to repay all or a portion of the principal and interest on COs for which another FHLBank is the primary obligor. No FHLBank has ever been asked or required to repay the principal or interest on any CO on behalf of another FHLBank. We evaluate the financial condition of the other FHLBanks primarily based on known regulatory actions, publicly available financial information, and individual long-term credit-rating action as of each period-end presented. Based on this evaluation, as of June 30, 2025, and through the filing of this report, we do not believe it is likely that we will be required to repay the principal or interest on any CO on behalf of another FHLBank.

We have considered applicable FASB guidance and determined it is not necessary to recognize a liability for the fair value of our joint and several liability for all of the COs. The joint and several obligation is mandated by the FHLBank Act, as implemented by FHFA regulations, and is not the result of an arms-length transaction among the FHLBanks. The FHLBanks have no control over the amount of the guaranty or the determination of how each FHLBank would perform under the joint and several obligation. Because the FHLBanks are subject to the authority of the FHFA as it relates to decisions involving the allocation of the joint and several liability for the FHLBanks' COs, the FHLBanks' joint and several obligation is excluded from the initial recognition and measurement provisions. Accordingly, we have not recognized a liability for our joint and several obligation related to other FHLBanks' COs at June 30, 2025, and December 31, 2024. The par amounts of other FHLBanks' outstanding COs for which we are jointly and severally liable totaled $1.2 trillion and $1.1 trillion at June 30, 2025, and December 31, 2024, respectively. See Note 7 — Consolidated Obligations for additional information.

Off-Balance-Sheet Commitments

Table 12.1 - Off-Balance Sheet Commitments (1)
(dollars in thousands)

	June 30, 2025			December 31, 2024
	Expire within one year	Expire after one year	Total	Total
Standby letters of credit outstanding (2)	$7,979,388	$301,736	$8,281,124	$8,117,979
Commitments for unused lines of credit - advances (3)	1,107,317	—	1,107,317	1,101,205
Commitments to make additional advances	29,900	34,405	64,305	92,925
Commitments to invest in mortgage loans	83,501	—	83,501	32,729
Unsettled CO bonds, at par	1,400,200	—	1,400,200	967,000
Unsettled CO discount notes, at par	180,250	—	180,250	314,000
__________________________
(1)    We have determined that it is unnecessary to record any liability for credit losses on these agreements based on our credit extension and collateral policies.

(2)    The amount of standby letters of credit outstanding excludes commitments to issue standby letters of credit. At June 30, 2025, and December 31, 2024, commitments to issue standby letters of credit that expire within one year totaled $83.3 million and $30.4 million, respectively.
(3)    Commitments for unused line-of-credit advances are generally for periods of up to 12 months. Since many of these commitments are not expected to be drawn upon, the total commitment amount does not necessarily indicate future liquidity requirements.

Standby Letters of Credit. At June 30, 2025, the outstanding standby letters of credit issued expire no later than 2039. Currently, we offer new standby letters of credit with terms typically up to 10 years, while terms greater than 10 years may be available on an exception basis. Unearned fees for the value of the guarantees related to standby letters of credit are recorded in other liabilities and totaled $1.4 million and $1.3 million at June 30, 2025, and December 31, 2024, respectively.

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

Table 13.1 - Shareholder Concentrations, Balance Sheet
(dollars in thousands)

	Capital Stock Outstanding	Percent of Total Capital Stock	Par Value of Advances	Percent of Total Par Value of Advances	Total Accrued Interest Receivable	Percent of Total Accrued Interest Receivable on Advances
June 30, 2025
State Street Bank and Trust Company	$400,600	17.4%	$9,815,000	20.8%	$77,699	42.2%

December 31, 2024
State Street Bank and Trust Company	$400,600	18.2%	$9,815,000	21.7%	$75,756	40.2%

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

Table 13.2 - Transactions with Directors' Institutions
(dollars in thousands)

	Capital Stock Outstanding	Percent of Total Capital Stock	Par Value of Advances	Percent of Total Par Value of Advances	Total Accrued Interest Receivable	Percent of Total Accrued Interest Receivable on Advances
June 30, 2025	$9,953	0.4%	$108,697	0.2%	$293	0.2%
December 31, 2024	29,365	1.3	180,954	0.4	528	0.3

Note 14 — Subsequent Events

On July 25, 2025, the board of directors declared a cash dividend at an annualized rate of 7.38 percent based on daily average capital stock balances outstanding during the second quarter of 2025. The dividend, including dividends classified as interest on mandatorily redeemable capital stock, amounted to $40.8 million and was paid on August 4, 2025.

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
•external events, such as general economic and financial instabilities, political instability, wars, pandemics and other health emergencies, and natural disasters, including disasters caused by significant climate change, which, among other things, could damage our facilities or the facilities of our members, damage or destroy collateral members have pledged to secure advances or mortgages we hold for our portfolio, and which could cause us to experience losses or be exposed to a greater risk that pledged collateral would be inadequate in the event of a default;
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

EXECUTIVE SUMMARY

Net income decreased $23.2 million to $47.0 million for the three months ended June 30, 2025, from $70.2 million for the same period of 2024. The decrease in net income was primarily due to an increase of $11.2 million in discretionary housing and community investment programs expense and voluntary affordable housing program contributions and a decrease of $10.8 million in net interest income after provision for credit losses.

Net interest income after provision for credit losses for the three months ended June 30, 2025, was $97.8 million, compared with $108.7 million for the corresponding period in 2024. The $10.8 million decrease in net interest income after provision for credit losses was primarily driven by average short-term yields that were approximately 100 basis points lower than during the prior year period, along with a $1.3 million increase in mortgage-backed security net amortization, and a $712 thousand unfavorable variance in net unrealized gains and losses on fair value hedge ineffectiveness, which was attributable to a decrease in intermediate-term interest rates during the three months ended June 30, 2025. Partially offsetting these decreases were increases to net interest income resulting from increases of $3.7 billion, $623.6 million, and $593.6 million in our average outstanding advances, mortgage-backed securities and mortgage loans, respectively, and a $258.9 million increase in average capital.

Total assets increased $6.7 billion to $78.7 billion over the six months ended June 30, 2025. Advances totaled $47.2 billion at June 30, 2025, an increase of $2.0 billion from December 31, 2024. At June 30, 2025, investment securities and short-term money-market investments totaled $27.0 billion, an increase of $4.5 billion from December 31, 2024, comprised primarily of a $4.0 billion increase in low-yielding short-term money market investments held on our balance sheet to manage our liquidity position. Mortgage loans totaled $3.9 billion, an increase of $262.2 million from December 31, 2024.

Our retained earnings grew to $1.9 billion at June 30, 2025, an increase of $22.0 million from December 31, 2024, equaling 2.5 percent of total assets at June 30, 2025. We continue to satisfy all regulatory capital requirements as of June 30, 2025.

In May 2025, Moody’s Ratings (Moody’s) downgraded the long-term credit ratings of the United States and in turn, our rating was also downgraded from Aaa to Aa1 with outlook changing from negative to stable. As discussed in our 2024 Annual Report, rating agency actions could result in disruptions in the capital markets, could increase our cost of funds, and could have an adverse impact on our letter of credit issuance. The rating downgrade by Moody’s did not impact any of our current obligations, nor did it discernibly impact our cost of funding, access to liquidity, financial condition or results of operations.

On July 25, 2025, our board of directors declared a cash dividend that was equivalent to an annual yield of 7.38 percent on the average daily balance of capital stock outstanding during the second quarter of 2025. The yield is equivalent to the approximate daily average of secured overnight financing rate (SOFR) for the second quarter of 2025 plus 300 basis points.

Our overall results of operations are influenced by the economy, interest rates, members’ demand for liquidity, and our ability to maintain sufficient access to funding at relatively favorable costs.

Generally, investor demand for high credit quality, fixed-income investments, including COs, continued to be strong relative to other investments. Yield spreads on CO debt relative to benchmark yields for comparable debt remained relatively stable during the period covered by this report. Our flexibility in utilizing various funding tools, in combination with a diverse investor base and our status as a government-sponsored enterprise, have helped provide reliable market access and demand for COs throughout fluctuating market environments and regulatory changes affecting dealers of and investors in COs. The Bank has continued to meet all funding needs during the six months ended June 30, 2025.

Net Interest Margin and Spread

Net interest spread was 0.25 percent for the three months ended June 30, 2025, a decrease of three basis points from the same period in 2024, and net interest margin was 0.51 percent, a decrease of 12 basis points from the three months ended June 30, 2024. The decrease in net interest spread and margin was primarily attributable to the decline in net interest income after provision for credit losses discussed above, resulting from net decreases in short-term interest rates over the past year as well as decreases in intermediate-term interest rates during the quarter ended June 30, 2025.

Housing and Community Investment Programs

The Bank made a $20.1 million contribution to our discretionary housing and community investment programs and a voluntary contribution of $2.2 million to the Affordable Housing Program for the quarter ended June 30, 2025. Through June 30 2025, we have committed most of our budgeted annual funding for discretionary housing and community investment programs. Accordingly, we anticipate significantly lower expenses for these programs in the second half of 2025. See Part II — Item 7 — Management's Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations for additional information.

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

ECONOMIC CONDITIONS

Economic Environment

Real gross domestic product (GDP) increased at an annual rate of 3.0 percent in the second quarter of 2025. This increase was driven mainly by a reduction in imports and an increase in consumer spending.

Employment increased in the second quarter with job gains of 158,000, 19,000, and 14,000 in April, May, and June 2025, respectively. In July 2025, employment grew by 73,000 jobs and the unemployment rate was 4.2 percent. The unemployment rate for the New England region in June 2025 was 4.2 percent, ranging from 2.6 percent in Vermont to 4.8 percent in Massachusetts and Rhode Island.

In July 2025, the Consumer Price Index (CPI) excluding food and energy increased 0.3 percent from the preceding month, representing a year-over- year increase of 3.1 percent. The core CPI increase was driven mainly by the cost of shelter, medical care, and airline fares. The FHFA reported that housing prices rose 2.8 percent across the U.S. from May 2024 to May 2025. Over the same period, housing prices in New England rose 5.3 percent.

Interest-Rate Environment

On July 30, 2025, the FOMC announced that it would maintain the federal funds rate in a target range of 425 to 450 basis points. The FOMC stated that in considering any additional adjustments to the target range for the federal funds rate, the FOMC will carefully assess incoming data, the evolving outlook, and the balance of risks. The FOMC also stated that it would continue reducing its holdings of U.S. Treasury securities, agency debt, and agency mortgage-backed securities, and is strongly committed to supporting maximum employment and returning inflation to its two percent objective.

In the second quarter of 2025, short-term rates remained stable and were approximately 100 basis points lower than the average short-term rates for the corresponding period of the prior year, consistent with the FOMC’s target range for the federal funds rate. Meanwhile, intermediate- and long-term interest rates declined during the second quarter of 2025. At various times during 2024 and first half of 2025, the yield curve inverted as the difference between 10-year and 3-month U.S. Treasury yields became negative.

Table 1 - Key Interest Rates(1)

	Three Month Daily Average		Six Month Daily Average		Ending Rate
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024	June 30, 2025	December 31, 2024
SOFR	4.32%	5.32%	4.33%	5.32%	4.45%	4.49%
Federal funds effective rate	4.33%	5.33%	4.33%	5.31%	4.33%	4.33%
3-month U.S. Treasury yield	4.32%	5.38%	4.31%	5.38%	4.29%	4.31%
2-year U.S. Treasury yield	3.87%	4.84%	4.01%	4.66%	3.72%	4.24%
5-year U.S. Treasury yield	3.97%	4.46%	4.11%	4.29%	3.80%	4.38%
10-year U.S. Treasury yield	4.36%	4.44%	4.40%	4.30%	4.23%	4.57%
________________
(1)    Source: Bloomberg

SELECTED FINANCIAL DATA

The following financial highlights for the statement of condition and statement of operations for December 31, 2024, have been derived from our audited financial statements. Financial highlights for the quarter-ends have been derived from our unaudited financial statements.

Table 2 - Selected Financial Data
(dollars in thousands)

	June 30, 2025	March 31, 2025	December 31, 2024	September 30, 2024	June 30, 2024
Statement of Condition
Total assets	$78,693,574	$76,794,158	$71,992,966	$72,396,841	$68,769,378
Investments(1)	26,965,851	26,965,568	22,499,068	26,137,824	22,436,579
Advances	47,167,639	45,427,914	45,163,175	42,006,806	42,294,369
Mortgage loans held for portfolio, net(2)	3,941,304	3,765,267	3,679,150	3,543,560	3,345,541
Deposits and other borrowings	806,270	810,253	877,081	765,831	891,137
Consolidated obligations:
Bonds	53,899,536	57,203,139	48,192,171	52,338,590	42,651,455
Discount notes	19,421,619	14,301,193	18,546,504	14,941,067	21,040,550
Total consolidated obligations	73,321,155	71,504,332	66,738,675	67,279,657	63,692,005
Mandatorily redeemable capital stock	4,234	4,471	5,086	5,086	5,085
Class B capital stock outstanding-putable(3)	2,291,941	2,207,384	2,195,167	2,161,471	2,094,276
Unrestricted retained earnings	1,404,666	1,407,846	1,403,455	1,380,713	1,375,438
Restricted retained earnings	530,034	520,643	509,245	492,833	480,759
Total retained earnings	1,934,700	1,928,489	1,912,700	1,873,546	1,856,197
Accumulated other comprehensive loss	(249,051)	(214,983)	(255,022)	(227,659)	(268,507)
Total capital	3,977,590	3,920,890	3,852,845	3,807,358	3,681,966

	For the Three Months Ended
Results of Operations	June 30, 2025	March 31, 2025	December 31, 2024	September 30, 2024	June 30, 2024
Net interest income after provision for credit losses	$97,827	$92,789	$125,598	$89,791	$108,655
Other income, net	2,223	3,902	1,144	5,483	3,212
Other expense	47,866	33,358	35,553	28,185	33,878
AHP assessments	5,226	6,342	9,129	6,720	7,809
Net income	$46,958	$56,991	$82,060	$60,369	$70,180
Other Information
Dividends declared	$40,746	$41,202	$42,906	$43,020	$41,079
Dividend payout ratio	86.77%	72.30%	52.29%	71.26%	58.53%
Weighted-average dividend rate(4)	7.39	7.74	8.36	8.41	8.40
Return on average equity(5)	4.84	5.88	8.69	6.57	7.75
Return on average assets	0.24	0.30	0.45	0.34	0.40
Net interest margin(6)	0.51	0.49	0.70	0.52	0.63
Average equity to average assets	5.01	5.08	5.21	5.22	5.16
Total regulatory capital ratio(7)	5.38	5.39	5.71	5.58	5.75
_______________________
(1)Investments include available-for-sale securities, held-to-maturity securities, trading securities, interest-bearing deposits, securities purchased under agreements to resell and federal funds sold.
(2)The allowance for credit losses for mortgage loans amounted to $2.4 million at June 30, 2025, and $2.2 million at March 31, 2025, December 31, 2024, September 30, 2024, and June 30, 2024, respectively.
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

RESULTS OF OPERATIONS

The following table presents the Bank’s significant statements of operations line items for the three and six months ended June 30, 2025 and 2024, and information regarding the changes during those quarters is provided below.

Table 3 - Statements of Operations Summary
(dollars in thousands)

			Change
	For the Three Months Ended June 30,		2025 vs. 2024
	2025	2024	Amount	Percent
Net Interest Income after provision for credit losses	$97,827	$108,655	$(10,828)	(10.0)%
Noninterest income	2,223	3,212	(989)	(30.8)
Noninterest expense	47,866	33,878	13,988	41.3
AHP assessment	5,226	7,809	(2,583)	(33.1)
Net Income	$46,958	$70,180	$(23,222)	(33.1)%

			Change
	For the Six Months Ended June 30,		2025 vs. 2024
	2025	2024	Amount	Percent
Net Interest Income after provision for credit losses	$190,616	$217,897	$(27,281)	(12.5)%
Noninterest income	6,125	5,820	305	5.2
Noninterest expense	81,224	59,218	22,006	37.2
AHP assessment	11,568	16,473	(4,905)	(29.8)
Net Income	$103,949	$148,026	$(44,077)	(29.8)%

Second Quarter of 2025 Compared with the Second Quarter of 2024

Net income decreased $23.2 million to $47.0 million for the three months ended June 30, 2025, from $70.2 million for the same period in 2024, while net interest income after provision for credit losses for the three months ended June 30, 2025, was $97.8 million, compared with $108.7 million for the corresponding period in 2024. The primary reasons for these decreases are discussed under Executive Summary.

Six Months Ended June 30, 2025, Compared with the Six Months Ended June 30, 2024

Net income decreased $44.1 million to $103.9 million for the six months ended June 30, 2025, from $148.0 million for 2024. The decrease in net income was primarily due to a decrease of $27.3 million in net interest income after provision for credit losses, and an $18.2 million increase in discretionary housing and community investment programs expense and voluntary affordable housing program contributions.

Net interest income after provision for credit losses for the six months ended June 30, 2025, was $190.6 million, compared with $217.9 million for the corresponding period in 2024. The $27.3 million decrease in net interest income after provision for credit losses was primarily driven by average short-term yields being approximately 100 basis points lower than during the six months ended June 30, 2025, along with an $8.7 million unfavorable variance in net unrealized gains and losses on fair value hedge ineffectiveness, and a $6.4 million increase in mortgage-backed security net amortization, both attributable to a decrease in intermediate interest rates during the six months ended June 30, 2025. Partially offsetting these decreases were increases to net interest income resulting from increases of $4.9 billion, $774.7 million, and $608.8 million in our average advances, average mortgage-backed securities and average mortgage loan portfolios, respectively. Additionally, a $342.8 million increase in average capital contributed to the growth in net interest income.

Table 4 presents major categories of average balances, related interest income/expense, and average yields/rates for interest-earning assets and interest-bearing liabilities. Our primary source of earnings is net interest income, which is the interest earned on advances, mortgage loans, and investments less interest paid on COs, deposits, and other sources of funds.

Table 4 - Net Interest Spread and Margin
(dollars in thousands)

	For the Three Months Ended June 30,
	2025			2024
	Average Balance	Interest Income / Expense	Average Yield/Rate(1)	Average Balance	Interest Income / Expense	Average Yield/Rate(1)
Assets
Advances	$45,065,411	$508,614	4.53%	$41,368,155	$552,233	5.37%
Interest-bearing deposits	2,412,382	26,531	4.41	2,759,741	37,286	5.43
Securities purchased under agreements to resell	3,134,066	34,320	4.39	1,324,406	17,872	5.43
Federal funds sold	5,618,077	61,540	4.39	3,999,209	53,922	5.42
Investment securities(2)	17,163,416	201,941	4.72	16,421,256	240,894	5.90
Mortgage loans(2)(3)	3,845,953	41,358	4.31	3,252,330	31,124	3.85
Total interest-earning assets	77,239,305	874,304	4.54	69,125,097	933,331	5.43
Other non-interest-earning assets	679,509			1,637,590
Fair-value adjustments on investment securities	(301,399)			(334,351)
Total assets	$77,617,415	$874,304	4.52%	$70,428,336	$933,331	5.33%
Liabilities and capital
Consolidated obligations
Discount notes	$15,841,363	$168,648	4.27%	$21,054,332	$280,540	5.36%
Bonds	56,046,351	601,501	4.30	42,550,343	534,895	5.06
Other interest-bearing liabilities	684,554	6,120	3.59	819,886	9,641	4.73
Total interest-bearing liabilities	72,572,268	776,269	4.29	64,424,561	825,076	5.15
Other non-interest-bearing liabilities	1,152,861			2,370,394
Total capital	3,892,286			3,633,381
Total liabilities and capital	$77,617,415	$776,269	4.01%	$70,428,336	$825,076	4.71%
Net interest income		$98,035			$108,255
Net interest spread			0.25%			0.28%
Net interest margin			0.51%			0.63%

	For the Six Months Ended June 30,
	2025			2024
	Average Balance	Interest Income / Expense	Average Yield/Rate(1)	Average Balance	Interest Income / Expense	Average Yield/Rate(1)
Assets
Advances	$45,436,988	$1,024,078	4.55%	$40,504,694	$1,080,779	5.37%
Interest-bearing deposits	2,454,273	53,615	4.41	2,725,360	73,612	5.43
Securities purchased under agreements to resell	2,663,006	57,999	4.39	1,192,972	32,183	5.43
Federal funds sold	5,601,812	122,058	4.39	3,824,819	103,140	5.42
Investment securities(2)	17,004,120	396,535	4.70	16,102,343	475,209	5.93
Mortgage loans(2)(3)	3,783,099	80,810	4.31	3,174,279	59,711	3.78
Total interest-earning assets	76,943,298	1,735,095	4.55	67,524,467	1,824,634	5.43
Other non-interest-earning assets	818,946			1,538,768
Fair-value adjustments on investment securities	(298,649)			(333,720)
Total assets	$77,463,595	$1,735,095	4.52%	$68,729,515	$1,824,634	5.34%
Liabilities and capital
Consolidated obligations
Discount notes	$16,554,906	$355,810	4.33%	$20,449,021	$545,143	5.36%
Bonds	54,978,374	1,175,715	4.31	41,601,835	1,042,031	5.04
Other interest-bearing liabilities	716,326	12,746	3.59	823,317	19,363	4.73
Total interest-bearing liabilities	72,249,606	1,544,271	4.31	62,874,173	1,606,537	5.14
Other non-interest-bearing liabilities	1,304,154			2,288,326
Total capital	3,909,835			3,567,016
Total liabilities and capital	$77,463,595	$1,544,271	4.02%	$68,729,515	$1,606,537	4.70%
Net interest income		$190,824			$218,097
Net interest spread			0.24%			0.29%
Net interest margin			0.50%			0.65%
_________________________
(1)    Yields are annualized.
(2)    Average balances are reflected at amortized cost.
(3)    Nonaccrual loans are included in the average balances used to determine average yield.

Rate and Volume Analysis

Changes in both average balances (volume) and interest rates influence changes in net interest income and net interest margin. Table 5 summarizes changes in interest income and interest expense for the three and six months ended June 30, 2025 and 2024. Changes in interest income and interest expense that are not identifiable as either volume or rate-related, but equally attributable to both volume and rate changes, have been allocated to the volume and rate categories based upon the proportion of the absolute value of the volume and rate changes.

Table 5 - Rate and Volume Analysis
(dollars in thousands)

	For the Three Months Ended June 30, 2025 vs 2024			For the Six Months Ended June 30, 2025 vs 2024
	Increase (Decrease) due to			Increase (Decrease) due to
	Volume	Rate	Total	Volume	Rate	Total
Interest income
Advances	$46,560	$(90,179)	$(43,619)	$122,624	$(179,325)	$(56,701)
Interest-bearing deposits	(4,341)	(6,414)	(10,755)	(6,843)	(13,154)	(19,997)
Securities purchased under agreements to resell	20,375	(3,927)	16,448	33,050	(7,234)	25,816
Federal funds sold	19,030	(11,412)	7,618	41,409	(22,491)	18,918
Investment securities	10,487	(49,440)	(38,953)	25,437	(104,111)	(78,674)
Mortgage loans	6,100	4,134	10,234	12,362	8,737	21,099
Total interest income	98,211	(157,238)	(59,027)	228,039	(317,578)	(89,539)
Interest expense
Consolidated obligations
Discount notes	(61,754)	(50,138)	(111,892)	(93,841)	(95,492)	(189,333)
Bonds	152,674	(86,068)	66,606	301,374	(167,690)	133,684
Other interest-bearing liabilities	(1,436)	(2,085)	(3,521)	(2,303)	(4,314)	(6,617)
Total interest expense	89,484	(138,291)	(48,807)	205,230	(267,496)	(62,266)
Change in net interest income	$8,727	$(18,947)	$(10,220)	$22,809	$(50,082)	$(27,273)

Average Balance of Advances

The average balance of total advances increased by $4.9 billion, or 12.2 percent, for the six months ended June 30, 2025, compared with the same period in 2024. This increase in the average balance of advances was primarily concentrated in variable-rate advances, partially offset by a decrease in long-term fixed rate and short-term fixed rate advances. We cannot predict future member demand for advances.

Average Balance of Investments

Average short-term money-market investments, consisting of interest-bearing deposits, securities purchased under agreements to resell, federal funds sold, and loans to other FHLBanks, increased $3.0 billion, or 38.4 percent, for the six months ended June 30, 2025, compared with the same period in 2024, to manage our liquidity position and remain compliant with all regulatory guidance. The yield earned on short-term money-market investments is highly correlated to short-term market interest rates. As a result of decreases in the FOMC's target range for the federal funds rate in the second half of 2024, average yields on overnight federal funds sold decreased from 5.42 percent during the six months ended June 30, 2024, to 4.39 percent during the six months ended June 30, 2025, while average yields on securities purchased under agreements to resell decreased from 5.43 percent for the six months ended June 30, 2024, to 4.39 percent for the six months ended June 30, 2025.

Average investment-securities balances increased $901.8 million, or 5.6 percent for the six months ended June 30, 2025, compared with the same period in 2024. The increase was primarily the result of a $774.7 million increase in average MBS.

Average Balance of COs

Average CO balances increased $9.5 billion, or 15.3 percent, for the six months ended June 30, 2025, compared with the same period in 2024. This increase consisted of a $13.4 billion increase in CO bonds, offset by a $3.9 billion decline in CO discount notes.

The average balance of CO discount notes represented approximately 23.1 percent of total average COs for the six months ended June 30, 2025, compared with 33.0 percent of total average COs for the six months ended June 30, 2024. The average balance of CO bonds represented 76.9 percent and 67.0 percent of total average COs outstanding during the six months ended June 30, 2025 and 2024, respectively.

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

Table 6 - Effect of Derivative and Hedging Activities
(dollars in thousands)

	For the Three Months Ended June 30, 2025
Net Effect of Derivatives and Hedging Activities	Advances	Investments	Mortgage Loans	CO Bonds	CO Discount Notes	Total
Net interest income
Amortization / accretion of hedging activities (1)	$(288)	$14,460	$14	$3,077	$—	$17,263
(Losses) gains on designated fair-value hedges	(690)	(511)	—	90	—	(1,111)
Net interest settlements (2)	27,027	65,064	—	(79,129)	—	12,962
Price alignment interest (3)	(1,628)	(1,696)	—	218	—	(3,106)
Total net interest income	24,421	77,317	14	(75,744)	—	26,008

Net (losses) gains on derivatives and hedging activities
Losses on derivatives not receiving hedge accounting	—	—	—	—	(1,394)	(1,394)
Mortgage delivery commitments	—	—	(52)	—	—	(52)
Price alignment amount (3)	—	—	—	—	321	321
Net losses on derivatives and hedging activities	—	—	(52)	—	(1,073)	(1,125)

Total net effect of derivatives and hedging activities	$24,421	$77,317	$(38)	$(75,744)	$(1,073)	$24,883

	For the Three Months Ended June 30, 2024
Net Effect of Derivatives and Hedging Activities	Advances	Investments	Mortgage Loans	CO Bonds	CO Discount Notes	Total
Net interest income
Amortization / accretion of hedging activities (1)	$(296)	$—	$29	$(1,524)	$—	$(1,791)
Gains (losses) on designated fair-value hedges	83	(33)	—	(450)	—	(400)
Net interest settlements (2)	57,961	124,727	—	(156,976)	—	25,712
Price alignment interest (3)	(1,011)	(15,351)	—	405	—	(15,957)
Total net interest income	56,737	109,343	29	(158,545)	—	7,564

Net (losses) gains on derivatives and hedging activities
Losses on derivatives not receiving hedge accounting	(8)	—	—	—	(87)	(95)
Mortgage delivery commitments	—	—	47	—	—	47
Price alignment amount (3)	—	—	—	—	33	33
Net (losses) gains on derivatives and hedging activities	(8)	—	47	—	(54)	(15)

Total net effect of derivatives and hedging activities	$56,729	$109,343	$76	$(158,545)	$(54)	$7,549

	For the Six Months Ended June 30, 2025
Net Effect of Derivatives and Hedging Activities	Advances	Investments	Mortgage Loans	CO Bonds	CO Discount Notes	Total
Net interest income
Amortization / accretion of hedging activities (1)	$(512)	$24,495	$56	$6,700	$—	$30,739
(Losses) gains on designated fair-value hedges	(1,822)	(2,714)	—	465	—	(4,071)
Net interest settlements (2)	54,036	135,749	—	(160,720)	—	29,065
Price alignment interest (3)	(2,882)	(7,066)	—	378	—	(9,570)
Total net interest income	48,820	150,464	56	(153,177)	—	46,163

Net (losses) gains on derivatives and hedging activities
Losses on derivatives not receiving hedge accounting	—	—	—	—	(1,819)	(1,819)
Mortgage delivery commitments	—	—	365	—	—	365
Price alignment interest (3)	—	—	—	—	655	655
Net gains (losses) on derivatives and hedging activities	—	—	365	—	(1,164)	(799)

Total net effect of derivatives and hedging activities	$48,820	$150,464	$421	$(153,177)	$(1,164)	$45,364

	For the Six Months Ended June 30, 2024
Net Effect of Derivatives and Hedging Activities	Advances	Investments	Mortgage Loans	CO Bonds	CO Discount Notes	Total
Net interest income
Amortization / accretion of hedging activities (1)	$(647)	$—	$29	$(4,056)	$—	$(4,674)
Gains (losses) on designated fair-value hedges	2,368	3,012	—	(707)	—	4,673
Net interest settlements (2)	116,305	249,046	—	(319,236)	—	46,115
Price alignment interest (3)	(1,871)	(29,505)	—	886	—	(30,490)
Total net interest income	116,155	222,553	29	(323,113)	—	15,624

Net gains (losses) on derivatives and hedging activities
Gains (losses) on derivatives not receiving hedge accounting	15	—	—	—	(119)	(104)
Mortgage delivery commitments	—	—	(409)	—	—	(409)
Price alignment interest (3)	—	—	—	—	48	48
Net gains (losses) on derivatives and hedging activities	15	—	(409)	—	(71)	(465)

Total net effect of derivatives and hedging activities	$116,170	$222,553	$(380)	$(323,113)	$(71)	$15,159
________________________
(1)    Represents the amortization/accretion of hedging fair-value adjustments and cash-flow hedge amortization reclassified from accumulated other comprehensive income.
(2)    Represents interest income/expense on derivatives included in net interest income.
(3)    Relates to derivatives for which variation margin payments are characterized as daily settled contracts.

Housing and Community Investment Program Expenses

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

We are required to annually set aside a portion of our earnings for our Affordable Housing Program. These funds assist members serving very low-, low-, and moderate-income households and support community economic development. The Bank's net income for the six months ended June 30, 2025, resulted in an accrual of $11.6 million to the AHP pool of funds that will be available to members in 2026. Contributions made to our discretionary housing and community investment program reduce the Bank’s net income for the year, therefore reducing our statutory accrual of funds to the AHP pool. The Bank's board of directors continued its commitment to affordable housing by making a voluntary AHP contribution of $6.7 million for the six months ended June 30, 2025.

Table 7 - Statutory AHP Assessment and Voluntary AHP Contributions
(dollars in thousands)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
Net income subject to AHP statutory assessment	$52,262	$78,095	$115,681	$164,732
Statutory AHP percentage	10%	10%	10%	10%
Statutory AHP assessment	5,226	7,809	11,568	16,473
AHP voluntary contributions	2,238	1,345	6,672	1,345
Total contribution to the AHP	$7,464	$9,154	$18,240	$17,818

Discretionary housing and community investment program expenses are shown in the table below, by program.

Table 8 - Discretionary Housing and Community Investment Program Expenses
(dollars in thousands)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
Program	2025	2024	2025	2024
Affordable housing
LUH program	$5,700	$3,450	$5,700	$3,450
HOW program	5,321	4,944	5,321	4,944
MPF permanent rate buy-down program	3,354	—	3,758	—

Economic development
JNE program	1,621	1,408	3,974	3,712

CDFIs
CDFI advance program	4,146	—	6,206	—
Total discretionary housing and community investment program expenses	$20,142	$9,802	$24,959	$12,106

FINANCIAL CONDITION

Advances

At June 30, 2025, the advances portfolio totaled $47.2 billion, an increase of $2.0 billion from $45.2 billion at December 31, 2024.

Table 9 - Advances Outstanding by Product Type
(dollars in thousands)

	June 30, 2025		December 31, 2024
	Par Value	Percent of Total	Par Value	Percent of Total
Fixed-rate advances
Short-term	$11,572,595	24.5%	$10,604,134	23.4%
Long-term	10,426,267	22.1	11,909,336	26.3
Putable	7,690,670	16.3	7,488,170	16.5
Overnight	1,812,563	3.8	2,221,057	4.9
Amortizing	995,761	2.1	984,750	2.2
	32,497,856	68.8	33,207,447	73.3

Variable-rate advances
Simple variable (1)	14,693,327	31.2	12,065,070	26.7
Putable	15,000	—	15,000	—
All other variable-rate indexed advances	30	—	4,709	—
	14,708,357	31.2	12,084,779	26.7
Total par value	$47,206,213	100.0%	$45,292,226	100.0%
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

•Credit category one (Credit Category-1) a borrower is generally in satisfactory financial condition.
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

The following table presents a summary of the status of the credit outstanding and overall collateral borrowing capacity of the Bank’s borrowers as of June 30, 2025.

Table 10 - Credit Outstanding and Collateral Borrowing Capacity by Credit Category
(dollars in thousands)

	June 30, 2025
	Borrowers with Credit Outstanding
	Number		Other Credit Outstanding(1)	Total Credit Outstanding	Collateral Borrowing Capacity(2)
Borrower Credit Category		Advances			Total	Used
Member borrowers(3)
Credit Category-1	286	$45,486,513	$9,578,806	$55,065,319	$149,858,662	36.7%
Credit Category-2	38	1,355,164	50,834	1,405,998	3,427,305	41.0
Credit Category-3	9	275,548	6,925	282,473	506,925	55.7
Credit Category-4	1	—	45,671	45,671	93,305	48.9
Nonmember borrowers(4)
Former members	8	56,478	1,833	58,311	146,999	39.7
Housing associates	4	32,510	28	32,538	39,844	81.7
Total	346	$47,206,213	$9,684,097	$56,890,310	$154,073,040	36.9%
_______________________
(1)    Includes accrued interest on advances, letters of credit, unused lines of credit, and credit-enhancement obligations on purchased mortgage loans.
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

The Bank may adjust the credit category of a member from time to time based on financial reviews and other information pertinent to that member.

We have not recorded any allowance for credit losses on advances as of June 30, 2025, and December 31, 2024, for the reasons discussed in Part I — Item 1 — Financial Statements — Notes to the Financial Statements — Note 3 — Advances.

Table 11 - Top Five Advance-Borrowing Institutions
(dollars in thousands)

	June 30, 2025
Name	Par Value of Advances	Percent of Total Par Value of Advances	Weighted-Average Rate (1)
State Street Bank and Trust Company	$9,815,000	20.8%	4.58%
Webster Bank, N.A.	3,339,914	7.1	4.50
Massachusetts Mutual Life Insurance Company	2,100,000	4.4	1.78
Hingham Institution for Savings	1,572,000	3.3	4.16
Citizens Bank, N.A.	1,542,160	3.3	4.54
Total of top five advance-borrowing institutions	$18,369,074	38.9%

	December 31, 2024
Name	Par Value of Advances	Percent of Total Par Value of Advances	Weighted-Average Rate (1)
State Street Bank and Trust Company	$9,815,000	21.7%	4.84%
Webster Bank, N.A.	2,110,108	4.7	4.51
Massachusetts Mutual Life Insurance Company	2,100,000	4.6	1.78
Hingham Institution for Savings	1,497,000	3.3	4.34
Institution for Savings in Newburyport and its Vicinity	1,321,080	2.9	3.77
Total of top five advance-borrowing institutions	$16,843,188	37.2%
_______________________
(1)    Weighted-average rates are based on the contract rate of each advance without taking into consideration the effects of interest-rate-exchange agreements that we may use as hedging instruments.

Investments

At June 30, 2025, investment securities and short-term money-market instruments totaled $27.0 billion, an increase of $4.5 billion from $22.5 billion at December 31, 2024.

Short-term money-market investments increased $4.0 billion to $9.9 billion at June 30, 2025, compared with December 31, 2024. The increase was attributable to an increase of $2.4 billion in securities purchased under agreements to resell and an increase of $1.6 billion in federal funds sold.

Investment securities increased $489.9 million to $17.0 billion at June 30, 2025, compared with $16.5 billion at December 31, 2024.

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

We place short-term funds with large, high-quality financial institutions that must be rated in at least the third-highest internal rating category on a rating scale of FHFA1 through FHFA7, reflecting progressively lower credit quality. The internal rating categories of FHFA1 through FHFA4 are considered to be investment quality. As of June 30, 2025, all of these placements either expired within one day or were payable upon demand. See Part I — Item 1 — Business — Business Lines — Investments in the 2024 Annual Report for additional information.

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

Table 12 - Credit Ratings of Investments at Carrying Value
(dollars in thousands)

	As of June 30, 2025
	Long-Term Credit Rating
Investment Category	Triple-A	Double-A	Single-A	Unrated
Money-market instruments: (1)
Interest-bearing deposits	$—	$545,150	$1,380,089	$—
Securities purchased under agreements to resell	—	400,000	3,500,000	—
Federal funds sold	—	1,000,000	3,115,000	—
Total money-market instruments	—	1,945,150	7,995,089	—

Investment securities:(2)

Non-MBS:
U.S. Treasury obligations	—	5,454,581	—	—
Corporate bonds	—	—	—	1,454
U.S. government-owned corporations	—	225,572	—	—
GSE	—	95,892	—	—
Supranational institutions	324,123	—	—	—
HFA securities	5,617	—	—	—
Total non-MBS	329,740	5,776,045	—	1,454

MBS:
U.S. government guaranteed - single-family	—	139,645	—	—
U.S. government guaranteed - multifamily	—	455,523	—	—
GSE – single-family	—	2,328,877	—	—
GSE – multifamily	—	7,994,328	—	—
Total MBS	—	10,918,373	—	—

Total investment securities	329,740	16,694,418	—	1,454

Total investments	$329,740	$18,639,568	$7,995,089	$1,454
_______________________
(1)    The counterparty NRSRO rating is used for money-market instruments. Counterparty ratings are obtained from Moody's, Fitch, Inc. (Fitch), and S&P and are each as of June 30, 2025. If there is a split rating, the lowest rating is used. In certain instances where a counterparty is unrated, the Bank may assign a deemed rating to the counterparty and that deemed rating is used.
(2)    The issue rating is used for investment securities. Issue ratings are obtained from Moody’s, Fitch, and S&P. If there is a split rating, the lowest rating is used.

Table 13 - Unsecured Credit Related to Money-Market Instruments and Debentures by Carrying Value
(dollars in thousands)

	Carrying Value
	June 30, 2025	December 31, 2024
Federal funds sold	$4,115,000	$2,505,000
Interest bearing deposits	1,925,239	1,958,353
Supranational institutions	324,123	337,352
U.S. government-owned corporations	225,572	221,769
GSEs	95,892	94,614
Corporate bonds	1,454	1,489
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

As of June 30, 2025, our mortgage loan investment portfolio totaled $3.9 billion, an increase of $262.2 million from December 31, 2024. This increase is the result of an increase in mortgage loan purchase volume during 2025. We expect continued competition from Fannie Mae and Freddie Mac, as well as from private mortgage loan acquirers, for loan investment opportunities.

Mortgage Loans Credit Risk

We are subject to credit risk from the mortgage loans in which we invest due to our exposure to the credit risk of the underlying borrowers and the credit risk of the participating financial institutions when the participating financial institutions retain credit-enhancement and/or servicing obligations. For additional information on the credit risks arising from our participation in the MPF Program, see Part II — Item 7 — Management's Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition — Mortgage Loans — Mortgage Loans Credit Risk in the 2024 Annual Report. For information on the credit performance of our mortgage loan portfolio as of June 30, 2025, see Part I — Item 1 — Financial Statements — Notes to Financial Statements — Note 4 — Mortgage Loans Held for Portfolio in this report.

Although our mortgage loan portfolio includes loans throughout the U.S., concentrations of 5 percent or greater of the par value of our conventional mortgage loan portfolio are shown in Table 14.

Table 14 - State Concentrations by Par Value

	Percentage of Total Par Value of Conventional Mortgage Loans
	June 30, 2025	December 31, 2024
Massachusetts	56%	58%
Maine	17	16
Vermont	8	7
Connecticut	6	6
All others	13	13
Total	100%	100%

We place conventional mortgage loans on nonaccrual status when the collection of interest or principal is doubtful or contractual principal or interest is 90 days or more past due. Accrued interest on nonaccrual loans is excluded from interest income. We monitor the delinquency levels of the mortgage loan portfolio on a monthly basis.

Table 15 - Mortgage Loans - Risk Elements and Credit Losses
(dollars in thousands)

	For the Six Months Ended June 30,
	2025	2024
Average par value of mortgage loans outstanding during the period ending	$3,745,570	$3,135,859
Net charge-offs	(8)	—
Net charge-offs to average loans outstanding during the year ending	—%	—%

	As of June 30, 2025	As of December 31, 2024
Mortgage loans held for portfolio, par value	$3,907,530	$3,643,537
Nonaccrual loans, par value	6,754	6,083
Allowance for credit losses on mortgage loans	2,400	2,200

Ratio of allowance for credit losses to mortgage loans held for portfolio	0.06%	0.06%
Ratio of nonaccrual loans to mortgage loans held for portfolio	0.17	0.17
Ratio of allowance for credit losses to nonaccrual loans	35.53	36.17

Consolidated Obligations

See Liquidity and Capital Resources for information regarding our COs.

Derivative Instruments

All derivatives are recorded on the statement of condition at fair value and classified as either derivative assets or derivative liabilities. Bilateral and cleared derivatives outstanding are classified as assets or liabilities according to the net fair value of derivatives aggregated by each counterparty. Derivative assets' net fair value, net of cash collateral and accrued interest, totaled $255.3 million and $301.9 million as of June 30, 2025, and December 31, 2024, respectively. Derivative liabilities' net fair value, net of cash collateral and accrued interest, totaled $2.1 million and $4.7 million as of June 30, 2025, and December 31, 2024, respectively.

The following table presents a summary of the notional amounts and estimated fair values of our outstanding derivatives, excluding accrued interest, and related hedged item by product and type of accounting treatment as of June 30, 2025, and December 31, 2024. The notional amount represents the hypothetical principal basis used to determine periodic interest payments received and paid. However, the notional amount does not represent an actual amount exchanged or our overall exposure to credit and market risk.

Table 16 - Derivatives and Hedge-Accounting Treatment
(dollars in thousands)

			June 30, 2025		December 31, 2024
Hedged Item	Derivative	Designation(1)	Notional Amount	Fair Value	Notional Amount	Fair Value
Advances	Swaps	Fair value	$11,880,089	$(101,555)	$12,157,089	$(83,874)
Available-for-sale securities	Swaps	Fair value	11,785,283	(156,472)	11,790,008	(154,592)
COs	Swaps	Fair value	22,682,060	(337,626)	22,285,710	(595,614)
	Swaps	Economic	4,305,561	1,150	2,987,274	723
	Forward starting swaps	Cash Flow	641,000	(435)	741,000	224
Total associated with COs			27,628,621	(336,911)	26,013,984	(594,667)
Total			51,293,993	(594,938)	49,961,081	(833,133)
Mortgage delivery commitments			83,501	492	32,729	(100)
Total derivatives			$51,377,494	(594,446)	$49,993,810	(833,233)
Accrued interest				215,468		241,767
Cash collateral, including related accrued interest				632,164		888,593
Net derivatives				$253,186		$297,127

Derivative asset				$255,271		$301,873
Derivative liability				(2,085)		(4,746)
Net derivatives				$253,186		$297,127
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

Our daily average aggregate notional amount for uncleared derivatives transactions between June 2024 and August 2024 exceeded $8 billion and, as a result, we remained subject to two-way initial margin obligations as required by the Wall Street Reform and Consumer Protection Act. For uncleared derivatives transactions executed on or after September 1, 2022, a party whose initial margin requirement exceeds a specified threshold (which may not exceed $50 million) would be required to deliver collateral in the amount by which the initial margin requirement exceeds such specified threshold. Initial margin is required to be held at a third-party custodian for the benefit of the secured party, which can only assert ownership of such collateral upon the occurrence of certain events, which may include an event of default due to bankruptcy, insolvency, or similar proceeding. As of June 30, 2025, all initial margin requirements owed to our uncleared derivative counterparties by us or owed to us by our uncleared derivative counterparties were less than specified delivery thresholds.

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

Table 17 - Credit Exposure to Derivatives Counterparties
(dollars in thousands)

	As of June 30, 2025
	Notional Amount	Net Derivatives Fair Value Before Collateral	Cash Collateral Pledged to Counterparty	Net Credit Exposure to Counterparties
Asset positions with credit exposure:
Uncleared derivatives
Single-A	$2,830,000	$20,905	$(20,522)	$383

Liability positions with credit exposure:
Uncleared derivatives
Single-A	15,477,900	(303,283)	307,987	4,704
Cleared derivatives	22,145,022	(23,651)	273,323	249,672
Total interest-rate swap positions with nonmember counterparties to which we had credit exposure	40,452,922	(306,029)	560,788	254,759

Mortgage delivery commitments (1)	83,501	512	—	512
Total	$40,536,423	$(305,517)	$560,788	$255,271
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

Sources and Uses of Liquidity. Our primary sources of liquidity are proceeds from the issuance of COs and advance repayments, and maturing short-term investments, as well as cash and investment holdings that are primarily high-quality, short- and intermediate-term financial instruments that can be sold or pledged as collateral under a repurchase agreement. During the six months ended June 30, 2025, we maintained continuous access to funding and adapted our debt issuance to meet the needs of our members.

Secondary sources of liquidity include payments collected on mortgage loans, proceeds from the issuance of capital stock, and member deposits. In addition, under the FHLBank Act, the U.S. Treasury may purchase up to $4 billion of FHLBank COs. The terms, conditions, and interest rates in such a purchase would be determined by the U.S. Treasury. This authority may be exercised at the discretion of the U.S. Treasury with the agreement of the FHFA only if alternative means cannot be effectively employed to permit members of the FHLBanks to continue to supply reasonable amounts of funds to the mortgage market, and the ability to supply such funds is substantially impaired because of monetary stringency and high interest rates. There were no such purchases by the U.S. Treasury during the six months ended June 30, 2025.

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

Liquidity Management. We maintain our liquidity so that if projected net cash flow falls below zero on or before the 21st day following the measurement date, then management of the Bank is notified and determines whether any corrective action is necessary. We did not breach this threshold at any time during the six months ended June 30, 2025. Table 18 below shows this calculation as of June 30, 2025.

Table 18 - Projected Net Cash Flow
(dollars in thousands)

As of June 30, 2025
21 Days
Uses of funds
Interest payable	$232,710
Maturing or expected option exercise of liabilities	8,629,538
Committed asset settlements	12,000
Capital outflow	49,823
MPF delivery commitments	83,501
Projected Calls	93,000
Other	15,815
Gross uses of funds	9,116,387

Sources of funds
Interest receivable	250,994
Maturing or projected amortization of assets	15,691,695
Committed liability settlements	1,577,075
Cash and due from banks and interest bearing deposits	1,942,018
Gross sources of funds	19,461,782

Projected net cash flow	$10,345,395

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

We were in compliance with the Base Case Liquidity Requirement at all times during the six months ended June 30, 2025.

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

Table 19 - Funding Gap Metric

Funding Gap Metric (1)	Limit	Three-Month Average June 30, 2025	Three-Month Average December 31, 2024
3-month Funding Gap	15%	1.3%	4.9%
1-year Funding Gap	30%	12.1%	11.1%
_______________________
(1)    The funding gap metric is a positive value when maturing liabilities exceed maturing assets, as defined, within the given period. Compliance with limits are evaluated against the rolling three-month average of the month-end funding gaps.

External Sources of Liquidity

Amended and Restated FHLBanks P&I Funding Contingency Plan Agreement. All FHLBanks have a source of emergency external liquidity through the Amended and Restated FHLBanks P&I Funding Contingency Plan Agreement. Under the terms of that agreement, in the event any FHLBank does not fund principal and interest payments due with respect to any CO for which issuance proceeds were allocated to it within deadlines established in the agreement, the other FHLBanks will be obligated to fund any shortfall to the extent that any of the other FHLBanks has a net positive settlement balance (that is, the amount by which end-of-day proceeds received by such FHLBank from the sale of COs exceeds payments by such FHLBank on COs on the same day) in its account with the Office of Finance on the day the shortfall occurs. The FHLBank that received assistance pursuant to this agreement would then be required to repay the funding to the other FHLBanks. We have never drawn funding under this agreement, nor have we ever been required to provide funding to another FHLBank under this agreement.

Debt Financing — Consolidated Obligations

At June 30, 2025, and December 31, 2024, outstanding COs for which we are primarily liable, including both CO bonds and CO discount notes, totaled $73.3 billion and $66.7 billion, respectively. CO bonds outstanding for which we are primarily liable at June 30, 2025, and December 31, 2024, include issued callable bonds totaling $20.1 billion and $18.0 billion, respectively.

CO discount notes comprised 26.5 percent and 27.8 percent of the outstanding COs for which we are primarily liable at June 30, 2025, and December 31, 2024, respectively, but accounted for 52.2 percent and 78.0 percent of the proceeds from the issuance of such COs during the six months ended June 30, 2025 and 2024, respectively.

Overall, we continued to experience strong demand for COs among investors. During the period covered by this report, the capital markets have supported our funding needs and we have been able to issue debt in the amounts and structures required to satisfy the demand for advances and meet our funding and risk-management needs.

Capital

Total capital was $4.0 billion and $3.9 billion at June 30, 2025, and December 31, 2024, respectively.

The FHLBank Act and FHFA regulations specify that each FHLBank is required to satisfy certain minimum regulatory capital requirements. We were in compliance with these requirements at June 30, 2025, as discussed in Part I — Item 1 — Financial Statements — Notes to the Financial Statements — Note 9 — Capital.

Capital Rule

The FHFA's regulation on FHLBank capital classification and critical capital levels (the Capital Rule), among other things, establishes criteria for capital classifications and corrective action requirements for FHLBanks that are classified in any classification other than adequately capitalized. The Capital Rule requires the FHFA to determine on no less than a quarterly basis the capital classification of each FHLBank. By letter dated May 28, 2025, the Director of the FHFA notified us that, based on financial information as of March 31, 2025, we met the definition of adequately capitalized under the Capital Rule.

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

Internal Minimum Capital Requirement in Excess of Regulatory Requirements

In an effort to provide protection for our capital base, we maintain an internal minimum capital requirement whereby the amount of paid-in capital stock and retained earnings (together, our actual regulatory capital) must be at least equal to the sum of 4 percent of our total assets plus an amount we measure as our risk exposure with 99 percent confidence using our economic capital model (together, our internal minimum capital requirement). As of June 30, 2025, this internal minimum capital requirement equaled $3.8 billion, which was satisfied by our actual regulatory capital of $4.2 billion.

Minimum Retained Earnings Target

Our limit for our minimum level of retained earnings is determined monthly using rolling three-month averages. Retained earnings must be at least 4.0 percent of our total assets less outstanding capital stock plus the higher of (a) the risk-based capital requirement or (b) the economic capital requirement.

At June 30, 2025, we had total retained earnings of $1.9 billion, which exceeded the limit of $1.5 billion. In the event that the Bank’s balance of retained earnings is below the limit, dividends may not exceed 40 percent of the prior quarter’s net income.

Repurchases of Excess Stock

We have the authority, but are not obliged, to repurchase excess stock, as discussed under Part I — Item 1 — Business — Capital Resources — Repurchase of Excess Stock in the 2024 Annual Report.

Table 20 - Capital Stock Requirements and Excess Capital Stock
(dollars in thousands)

	Membership Stock Investment Requirement	Activity-Based Stock Investment Requirement	Total Stock Investment Requirement (1)	Outstanding Class B Capital Stock (2)	Excess Class B Capital Stock
June 30, 2025	$356,304	$1,890,027	$2,246,352	$2,296,175	$49,823
December 31, 2024	348,504	1,808,806	2,157,331	2,200,253	42,922
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

Restricted Retained Earnings and the Joint Capital Agreement

At June 30, 2025, our total required contribution to the restricted retained earnings account was $722.7 million compared with the current restricted retained earnings account balance of $530.0 million.

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

As of June 30, 2025, we have not made any significant changes to the estimates and assumptions used in applying our critical accounting policies and estimates from those used to prepare our audited financial statements.

LEGISLATIVE AND REGULATORY DEVELOPMENTS

We are subject to various legal and regulatory requirements and priorities. Certain actions by the current federal executive administration are changing the regulatory environment including regulatory priorities and areas of focus such as deregulation, which have affected, and likely will continue to affect, certain aspects of the Bank’s business operations, and could impact our results of operations and reputation.

Beginning in the second quarter of 2025, the FHFA: (a) modified several advisory bulletins (“ABs”) applicable to us, including with respect to expectations related to diversity practices with service providers; (b) rescinded guidance and other requirements relating to fair lending and fair housing reporting and unfair or deceptive acts or practices compliance and issued a proposal to repeal the Fair Lending, Fair Housing, and Equitable Housing Finance Plans regulation; and (c) designated the number of directorships for each FHLBank starting January 1, 2026, that will result in a reduction of director seats for most FHLBanks, reducing our number of director seats by one.

Considering the changes in the regulatory environment, there is uncertainty with respect to the ultimate nature and result of future regulatory actions and their ultimate impact on us and the FHLBank System. For further discussion of related risks, see Risk Factors starting on page 20 in the 2024 Annual Report.

Interim Final Rule Extending Compliance Dates for Small Business Lending Rule. On June 18, 2025, the Consumer Financial Protection Bureau (“CFPB”) issued the interim rule extending compliance with the small business lending rule. The interim rule would require financial institutions to compile, maintain, and submit to the CFPB certain data on applications for credit for small businesses, which are business with less than $5 million in gross annual revenue in the preceding fiscal year. While we are still analyzing the impact of the interim rule, the Bank does not believe any changes will have a material effect on our financial condition or results of operations.

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

Table 21 - Interest-Rate Risk Management
(dollars in thousands)

	Outstanding Par Value/Notional Balance as of
	June 30, 2025	December 31, 2024
Fixed-rate noncallable debt, not hedged by interest-rate swaps	$9,277,620	$10,740,345
Fixed-rate callable debt not hedged by interest-rate swaps	1,816,000	1,521,500
CO debt hedged by interest-rate-exchange agreements, including both fair-value hedge relationships and economic hedge relationships(1)	26,987,621	25,272,984
Advances hedged by interest-rate-exchange agreements, including both fair-value hedge relationships and economic hedge relationships	11,880,089	12,157,089

Available-for-sale securities (non-MBS) hedged by interest-rate-exchange agreements	6,349,730	6,861,915
Available-for-sale securities (MBS) hedged by interest-rate-exchange agreements	5,435,553	4,928,093
Total hedged available-for-sale securities	11,785,283	11,790,008

Notional principal balance of forward starting interest-rate swaps hedging the anticipated future issuance of CO debt	641,000	741,000
_______________________
(1)    The amount for June 30, 2025, includes unsettled CO bonds with a par value of $10.0 million.

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

Table 22 - Interest-Rate / Market-Rate Risk Metrics

	June 30, 2025	December 31, 2024	Limit
MVE	$3.8 billion	$3.7 billion	None
MVE/BVE	96%	95%	None
MVE/Par Stock	167%	167%	Maintain above 125%
Economic Capital Ratio	4.9%	5.1%	Maintain above 4.0%
MVE/Par Stock			None
+ 2 standard deviation shock	159%	159%
- 2 standard deviation shock	174%	174%
VaR	11.2% of MVE	10.8% of MVE	None
Duration of Equity (1)	+1.08 years	+1.25 years	Maintain between +/- 4.0 years
MVE Sensitivity: (1)
Down 200 basis point parallel rate shock	2.1%	1.5%	Maintain above -15%
Up 200 basis point parallel rate shock	(3.0)%	(3.5)%
Duration Gap (1)	+0.63 months	+0.76 months	None
_______________________
(1)    Metrics for measuring against the limits are calculated using a methodology which does not constrain interest rates to a minimum of zero percent. Additional metrics are calculated in accordance with guidance from the FHFA, which requires that we constrain projected future interest rates and discounting yields to a minimum of zero percent. For the periods ended June 30, 2025, and December 31, 2024, the results of the constrained and unconstrained metrics were the same.

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

The table below presents the VaR estimate as of June 30, 2025, and December 31, 2024, and represents the estimates of potential reduction to our MVE from potential future changes in interest rates and other market factors, as described above. Estimated potential market value loss exposures are expressed as a percentage of the current MVE. The table is intended to represent a statistically based range of VaR exposures.

Table 23 - Value-at-Risk
(dollars in millions)

	Value-at-Risk (Gain) Loss Exposure
	June 30, 2025		December 31, 2024
Confidence Level	% of MVE (1)	Amount	% of MVE (1)	Amount
50%	6.18%	$237.4	5.89%	$216.7
75%	7.33	281.6	6.85	252.0
95%	9.06	348.0	8.67	318.8
99%	11.01	422.8	10.23	376.3

Average of five worst scenarios - as of period end	11.21	430.3	10.75	395.3
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

Table 24 - Market and Interest-Rate Risk Metrics
(dollars in millions)

	June 30, 2025
	Down 300(1)	Down 200(1)	Down 100(1)	Base	Up 100	Up 200	Up 300
MVE	$3,976	$3,920	$3,879	$3,840	$3,793	$3,725	$3,643
Percent change in MVE from base	3.5%	2.1%	1.0%	—%	(1.2)%	(3.0)%	(5.1)%
MVE/BVE	100%	98%	97%	96%	95%	94%	91%
MVE/Par Stock	173%	171%	169%	167%	165%	162%	159%
Duration of Equity	+1.99 years	+1.19 years	+1.00 years	+1.08 years	+1.49 years	+2.01 years	+2.43 years
Return on Capital Stock less SOFR	2.8%	3.6%	4.2%	5.0%	5.8%	6.2%	6.6%
Net income percent change from base	(58.9)%	(38.9)%	(20.4)%	—%	20.4%	36.5%	51.9%

	December 31, 2024
	Down 300(1)	Down 200(1)	Down 100(1)	Base	Up 100	Up 200	Up 300
MVE	$3,748	$3,734	$3,714	$3,678	$3,624	$3,550	$3,464
Percent change in MVE from base	1.9%	1.5%	1.0%	—%	(1.5)%	(3.5)%	(5.8)%
MVE/BVE	97%	97%	96%	95%	94%	92%	90%
MVE/Par Stock	170%	170%	169%	167%	165%	161%	157%
Duration of Equity	+0.50 years	+0.44 years	+0.71 years	+1.25 years	+1.78 years	+2.26 years	+2.61 years
Return on Capital Stock less SOFR	2.7%	3.6%	4.7%	5.7%	6.1%	6.8%	7.4%
Net income percent change from base	(60.1)%	(41.2)%	(20.2)%	—%	15.0%	31.8%	48.0%
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

Our management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures, with the participation of the president and chief executive officer and chief financial officer, as of June 30, 2025. Based on that evaluation, our president and chief executive officer and chief financial officer have concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of June 30, 2025.

Changes in Internal Control over Financial Reporting

During the quarter ended June 30, 2025, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Date	FEDERAL HOME LOAN BANK OF BOSTON (Registrant)

August 13, 2025	By:	/s/	Timothy J. Barrett
Timothy J. Barrett President and Chief Executive Officer

August 13, 2025	By:	/s/	Frank Nitkiewicz
Frank Nitkiewicz Executive Vice President, Chief Operating Officer and Chief Financial Officer