Form 10-Q
period 2025-09-30
Federal Home Loan Bank of Boston
filed 2025-11-13
CIK 1331463

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
OR
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

Shares outstanding as of October 31, 2025 (in thousands)
Class B Stock, par value	$100	19,426

FEDERAL HOME LOAN BANK OF BOSTON
Form 10-Q

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

FEDERAL HOME LOAN BANK OF BOSTON STATEMENTS OF CONDITION (dollars and shares in thousands, except par value) (unaudited)
	September 30, 2025	December 31, 2024
ASSETS
Cash and due from banks	$9,930	$5,149
Interest-bearing deposits	1,851,983	1,958,353
Securities purchased under agreements to resell	5,500,000	1,500,000
Federal funds sold	4,305,000	2,505,000
Investment securities:
Trading securities	1,338	1,489
Available-for-sale securities (amortized cost of $16,768,382 and $16,792,153 at September 30, 2025, and December 31, 2024, respectively)	16,509,357	16,470,908
Held-to-maturity securities (a)	53,317	63,318
Total investment securities	16,564,012	16,535,715
Advances	42,774,048	45,163,175
Mortgage loans held for portfolio, net of allowance for credit losses of $2,600 and $2,200 at September 30, 2025, and December 31, 2024, respectively	4,157,362	3,679,150
Accrued interest receivable	232,749	262,203
Derivative assets, net	253,481	301,873
Other assets	85,402	82,348
Total Assets	$75,733,967	$71,992,966
LIABILITIES
Deposits
Interest-bearing	$1,034,412	$842,062
Non-interest-bearing	43,051	35,019
Total deposits	1,077,463	877,081
Consolidated obligations (COs):
Bonds	48,429,538	48,192,171
Discount notes	21,833,395	18,546,504
Total consolidated obligations	70,262,933	66,738,675
Mandatorily redeemable capital stock	4,234	5,086
Accrued interest payable	331,268	328,596
Affordable Housing Program (AHP) payable	117,304	104,300
Derivative liabilities, net	3,225	4,746
Other liabilities	77,905	81,637
Total liabilities	71,874,332	68,140,121
Commitments and contingencies (Note 13)
CAPITAL
Capital stock – Class B – putable ($100 par value), 21,075 shares and 21,952 shares issued and outstanding at September 30, 2025, and December 31, 2024, respectively	2,107,549	2,195,167
Retained earnings:
Unrestricted	1,416,765	1,403,455
Restricted	543,244	509,245
Total retained earnings	1,960,009	1,912,700
Accumulated other comprehensive loss	(207,923)	(255,022)
Total capital	3,859,635	3,852,845
Total Liabilities and Capital	$75,733,967	$71,992,966
_______________________________________
(a)    Fair values of held-to-maturity securities were $53,434 and $63,197 at September 30, 2025, and December 31, 2024, respectively.

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF BOSTON STATEMENTS OF OPERATIONS (dollars in thousands) (unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
INTEREST INCOME
Advances	$507,827	$535,200	$1,531,644	$1,615,872
Prepayment fees on advances, net	235	320	496	427
Interest-bearing deposits	25,360	34,893	78,975	108,505
Securities purchased under agreements to resell	43,958	18,108	101,957	50,291
Federal funds sold	54,330	53,249	176,388	156,389
Investment securities:
Trading securities	20	18	58	55
Available-for-sale securities	201,761	234,545	596,656	707,504
Held-to-maturity securities	739	970	2,341	3,183
Total investment securities	202,520	235,533	599,055	710,742
Mortgage loans held for portfolio	44,853	34,570	125,663	94,281
Total interest income	879,083	911,873	2,614,178	2,736,507
INTEREST EXPENSE
Consolidated obligations:
Bonds	556,232	567,157	1,731,947	1,609,188
Discount notes	215,234	245,922	571,044	791,065
Total consolidated obligations	771,466	813,079	2,302,991	2,400,253
Deposits	6,429	8,805	18,961	27,909
Mandatorily redeemable capital stock	79	107	243	340
Other borrowings	7	95	57	121
Total interest expense	777,981	822,086	2,322,252	2,428,623
NET INTEREST INCOME	101,102	89,787	291,926	307,884
Provision for (reduction of) credit losses	192	(4)	400	196
NET INTEREST INCOME AFTER PROVISION FOR (REDUCTION OF) CREDIT LOSSES	100,910	89,791	291,526	307,688
OTHER INCOME (LOSS)
Service fees	3,312	3,269	9,665	9,326
Other, net	1,231	2,214	1,003	1,977
Total other income	4,543	5,483	10,668	11,303
OTHER EXPENSE
Compensation and benefits	12,948	11,894	39,008	36,529
Other operating expenses	8,353	7,758	24,498	22,119
AHP voluntary contribution	681	507	7,353	1,852
Discretionary housing and community investment programs	6,125	4,567	31,084	16,673
Federal Housing Finance Agency (the FHFA)	1,555	1,189	4,667	3,568
Office of Finance	1,239	1,177	3,612	3,384
Other	1,156	1,093	3,059	3,278
Total other expense	32,057	28,185	113,281	87,403
INCOME BEFORE ASSESSMENTS	73,396	67,089	188,913	231,588
AHP assessments	7,348	6,720	18,916	23,193
NET INCOME	$66,048	$60,369	$169,997	$208,395

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF BOSTON STATEMENTS OF COMPREHENSIVE INCOME (dollars in thousands) (unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
Net income	$66,048	$60,369	$169,997	$208,395
Other comprehensive income:
Net unrealized gains on available-for-sale securities	42,965	61,005	62,220	63,476
Net unrealized (losses) gains relating to hedging activities	(1,837)	(20,081)	(14,731)	3,631
Pension and postretirement benefits	—	(76)	(390)	(227)
Total other comprehensive income	41,128	40,848	47,099	66,880
Comprehensive income	$107,176	$101,217	$217,096	$275,275

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF BOSTON STATEMENTS OF CAPITAL THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2025 and 2024 (dollars and shares in thousands) (unaudited)

	Capital Stock Class B – Putable		Retained Earnings			Accumulated Other Comprehensive Loss
	Shares	Par Value	Unrestricted	Restricted	Total		Total Capital
BALANCE, JUNE 30, 2024	20,943	$2,094,276	$1,375,438	$480,759	$1,856,197	$(268,507)	$3,681,966
Comprehensive income			48,295	12,074	60,369	40,848	101,217
Proceeds from issuance of capital stock	8,249	824,902					824,902
Repurchase/redemption of capital stock	(7,577)	(757,707)					(757,707)
Cash dividends on capital stock			(43,020)		(43,020)		(43,020)
BALANCE, SEPTEMBER 30, 2024	21,615	$2,161,471	$1,380,713	$492,833	$1,873,546	$(227,659)	$3,807,358

BALANCE, JUNE 30, 2025	22,919	$2,291,941	$1,404,666	$530,034	$1,934,700	$(249,051)	$3,977,590
Comprehensive income			52,838	13,210	66,048	41,128	107,176
Proceeds from issuance of capital stock	3,779	377,829					377,829
Repurchase of capital stock	(5,623)	(562,221)					(562,221)
Cash dividends on capital stock			(40,739)		(40,739)		(40,739)
BALANCE, SEPTEMBER 30, 2025	21,075	$2,107,549	$1,416,765	$543,244	$1,960,009	$(207,923)	$3,859,635

BALANCE, DECEMBER 31, 2023	20,425	$2,042,453	$1,339,546	$451,154	$1,790,700	$(294,539)	$3,538,614
Comprehensive income			166,716	41,679	208,395	66,880	275,275
Proceeds from issuance of capital stock	22,273	2,227,360					2,227,360
Repurchase/redemption of capital stock	(21,083)	(2,108,342)					(2,108,342)
Cash dividends on capital stock			(125,549)		(125,549)		(125,549)
BALANCE, SEPTEMBER 30, 2024	21,615	$2,161,471	$1,380,713	$492,833	$1,873,546	$(227,659)	$3,807,358

BALANCE, DECEMBER 31, 2024	21,952	$2,195,167	$1,403,455	$509,245	$1,912,700	$(255,022)	$3,852,845
Comprehensive income			135,998	33,999	169,997	47,099	217,096
Proceeds from issuance of capital stock	17,131	1,713,103					1,713,103
Repurchase/redemption of capital stock	(18,008)	(1,800,668)					(1,800,668)
Stock reclassified to mandatorily redeemable capital stock	—	(53)					(53)
Cash dividends on capital stock			(122,688)		(122,688)		(122,688)
BALANCE, SEPTEMBER 30, 2025	21,075	$2,107,549	$1,416,765	$543,244	$1,960,009	$(207,923)	$3,859,635

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF BOSTON STATEMENTS OF CASH FLOWS (dollars in thousands) (unaudited)
	For the Nine Months Ended September 30,
	2025	2024
OPERATING ACTIVITIES
Net income	$169,997	$208,395
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization/(accretion)	(49,353)	(453)
Provision for credit losses	400	196
Net change in derivatives and hedging activities	(395,314)	(332,788)
Other adjustments, net	12,621	4,023
Net change in:
Market value of trading securities	151	(100)
Accrued interest receivable	29,453	(37,486)
Other assets	(4,592)	5,724
Accrued interest payable	2,700	91,599
Other liabilities	7,356	17,009
Total adjustments	(396,578)	(252,276)
Net cash used in operating activities	(226,581)	(43,881)

INVESTING ACTIVITIES
Net change in:
Interest-bearing deposits	421,057	196,119
Securities purchased under agreements to resell	(4,000,000)	(1,150,000)
Federal funds sold	(1,800,000)	(2,085,000)
Advances to members	2,480,382	79,358
Available-for-sale securities:
Proceeds	1,779,001	644,808
Purchases	(1,358,030)	(1,626,434)
Held-to-maturity securities:
Proceeds	9,675	12,179
Mortgage loans held for portfolio:
Proceeds	259,231	209,719
Purchases	(740,761)	(697,647)
Other investing activities, net	(1,635)	(1,458)
Net cash used in investing activities	(2,951,080)	(4,418,356)

FEDERAL HOME LOAN BANK OF BOSTON STATEMENTS OF CASH FLOWS — (Continued) (dollars in thousands) (unaudited)
	For the Nine Months Ended September 30,
	2025	2024
FINANCING ACTIVITIES
Net change in deposits	206,154	(156,435)
Net payments on derivatives with a financing element	(13,551)	(2,389)
Net proceeds from issuance of consolidated obligations:
Discount notes	55,993,886	73,404,472
Discount notes transferred from other FHLBanks	—	614,234
Bonds	43,639,992	28,278,786
Bonds transferred from other FHLBanks	—	5,804,945
Payments for maturing and retiring consolidated obligations:
Discount notes	(52,712,836)	(80,481,393)
Discount notes transferred to other FHLBanks	—	(612,816)
Bonds	(43,720,015)	(22,382,775)
Payment of financing lease	(30)	(34)
Proceeds from issuance of capital stock	1,713,103	2,227,360
Payments for repurchase of capital stock	(1,800,668)	(2,108,342)
Payments for redemption of mandatorily redeemable capital stock	(905)	(997)
Cash dividends paid	(122,688)	(125,549)
Net cash provided by financing activities	3,182,442	4,459,067
Net increase (decrease) in cash and due from banks	4,781	(3,170)
Cash and due from banks at beginning of the period	5,149	53,412
Cash and due from banks at end of the period	$9,930	$50,242
Supplemental disclosures:
Interest paid	$2,329,847	$2,322,900
Noncash transfers of mortgage loans held for portfolio to other assets	$347	$265

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

Note 2 — Recently Issued and Adopted Accounting Guidance

Targeted Improvements to the Accounting for Internal-Use Software. On September 18, 2025, the Financial Accounting Standards Board (FASB) issued guidance to modernize the accounting for internal-use software costs to better align the accounting with more current practices of how software is developed. Under previous GAAP, entities were required to capitalize development costs incurred for internal-use software depending on the nature of the costs and the project stage during which they occur. The amendments improve the operability of the guidance by removing all references to software development project stages so that the guidance is neutral to different software development methods, including methods that entities may use to develop software in the future.

This guidance is effective for us for interim and annual periods beginning after December 15, 2027. Early adoption is permitted as of the beginning of an annual reporting period. This guidance can be applied using either a prospective, modified retrospective, or retrospective transition approach as of the beginning of the period of adoption. Adoption of this guidance is not expected to have a material effect on our financial condition, results of operations, or cash flows.

Note 3 — Investments

Interest-Bearing Deposits, Securities Purchased Under Agreements to Resell, and Federal Funds Sold

We invest in interest-bearing deposits, securities purchased under agreements to resell, and federal funds sold to provide liquidity. These investments are generally transacted with counterparties that have received, or whose guarantors have received, a credit rating of triple-B or greater (investment grade) by a nationally recognized statistical rating organization (NRSRO), or the equivalent. At September 30, 2025, and December 31, 2024, none of these investments were made to counterparties or, if applicable, guaranteed by entities rated below single-A or the equivalent.

Securities purchased under agreements to resell are short-term and structured such that they are evaluated daily to determine if the market value of the underlying securities decreases below the market value required as collateral (i.e. subject to collateral maintenance provisions). If so, the counterparty must place an amount of additional securities as collateral or remit an equivalent amount of cash sufficient to comply with collateral maintenance provisions, generally by the next business day. Based upon the collateral held as security and collateral maintenance provisions with our counterparties, we determined that no allowance for credit losses was needed for our securities purchased under agreements to resell at September 30, 2025, and December 31, 2024.

Federal funds sold are unsecured loans transacted on an overnight term or short-term basis. Investments in interest-bearing deposit accounts have no contractual term and may be withdrawn upon demand by the Bank. All investments in federal funds sold and interest-bearing deposits outstanding as of September 30, 2025, and December 31, 2024, have been repaid according to the contractual terms in the case of federal funds sold or on demand or at a scheduled time agreed to by the Bank in the case of interest-bearing demand deposits. No allowance for credit losses was recorded for these assets at September 30, 2025, and December 31, 2024.

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

Trading Securities

Table 3.1 - Trading Securities by Major Security Type
(dollars in thousands)

	September 30, 2025	December 31, 2024
Corporate bonds	$1,338	$1,489

For the nine months ended September 30, 2025 and 2024, net (losses) gains on trading securities held at period end were $(151) thousand and $100 thousand, respectively.

We do not participate in speculative trading practices and typically hold these investments for longer periods of time.

Available-for-sale Securities

Table 3.2 - Available-for-Sale Securities by Major Security Type
(dollars in thousands)

	September 30, 2025
		Amounts Recorded in Accumulated Other Comprehensive Income
	Amortized Cost (1)	Unrealized Gains	Unrealized Losses	Fair Value
U.S. Treasury obligations	$4,759,544	$616	$(6,031)	$4,754,129
State housing-finance-agency obligations (HFA securities)	46,438	2	(52)	46,388
Supranational institutions	325,785	—	(2,032)	323,753
U.S. government-owned corporations	241,981	—	(11,014)	230,967
Government-sponsored enterprise (GSE)	100,156	—	(3,426)	96,730
	5,473,904	618	(22,555)	5,451,967
Mortgage-backed securities (MBS)
U.S. government guaranteed – single-family	125,324	35	(1,649)	123,710
U.S. government guaranteed – multifamily	502,280	—	(49,478)	452,802
GSE – single-family	2,220,392	3,610	(36,429)	2,187,573
GSE – multifamily	8,446,482	10,668	(163,845)	8,293,305
	11,294,478	14,313	(251,401)	11,057,390
Total	$16,768,382	$14,931	$(273,956)	$16,509,357

	December 31, 2024
		Amounts Recorded in Accumulated Other Comprehensive Income
	Amortized Cost (1)	Unrealized Gains	Unrealized Losses	Fair Value
U.S. Treasury obligations	$5,811,806	$1,415	$(5,556)	$5,807,665
HFA securities	6,645	6	—	6,651
Supranational institutions	340,228	15	(2,891)	337,352
U.S. government-owned corporations	235,839	—	(14,070)	221,769
GSE	98,280	—	(3,666)	94,614
	6,492,798	1,436	(26,183)	6,468,051
MBS
U.S. government guaranteed – single-family	180,674	283	(1,905)	179,052
U.S. government guaranteed – multifamily	509,859	—	(45,036)	464,823
GSE – single-family	1,999,159	3,403	(49,409)	1,953,153
GSE – multifamily	7,609,663	8,800	(212,634)	7,405,829
	10,299,355	12,486	(308,984)	10,002,857
Total	$16,792,153	$13,922	$(335,167)	$16,470,908
_______________________
(1)    Amortized cost of available-for-sale securities includes adjustments made to the cost basis of an investment for accretion, amortization, collection of cash, and fair-value hedge accounting adjustments. Amortized cost excludes accrued interest receivable of $36.0 million and $45.2 million at September 30, 2025, and December 31, 2024, respectively.

Table 3.3 - Available-for-Sale Securities in a Continuous Unrealized Loss Position
(dollars in thousands)

	September 30, 2025
	Continuous Unrealized Loss Less than 12 Months		Continuous Unrealized Loss 12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury obligations	$235,528	$(10)	$3,285,678	$(6,021)	$3,521,206	$(6,031)
HFA securities	40,766	(52)	—	—	40,766	(52)
Supranational institutions	—	—	323,753	(2,032)	323,753	(2,032)
U.S. government-owned corporations	—	—	230,967	(11,014)	230,967	(11,014)
GSE	—	—	96,730	(3,426)	96,730	(3,426)
	276,294	(62)	3,937,128	(22,493)	4,213,422	(22,555)
MBS
U.S. government guaranteed – single-family	99,665	(283)	11,437	(1,366)	111,102	(1,649)
U.S. government guaranteed – multifamily	—	—	452,802	(49,478)	452,802	(49,478)
GSE – single-family	1,402,053	(4,817)	497,113	(31,612)	1,899,166	(36,429)
GSE – multifamily	634,539	(2,064)	5,499,168	(161,781)	6,133,707	(163,845)
	2,136,257	(7,164)	6,460,520	(244,237)	8,596,777	(251,401)
Total	$2,412,551	$(7,226)	$10,397,648	$(266,730)	$12,810,199	$(273,956)

	December 31, 2024
	Continuous Unrealized Loss Less than 12 Months		Continuous Unrealized Loss 12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury obligations	$464,479	$(140)	$3,153,111	$(5,416)	$3,617,590	$(5,556)
Supranational institutions	—	—	325,028	(2,891)	325,028	(2,891)
U.S. government-owned corporations	—	—	221,769	(14,070)	221,769	(14,070)
GSE	—	—	94,614	(3,666)	94,614	(3,666)
	464,479	(140)	3,794,522	(26,043)	4,259,001	(26,183)
MBS
U.S. government guaranteed – single-family	—	—	12,963	(1,905)	12,963	(1,905)
U.S. government guaranteed – multifamily	—	—	464,823	(45,036)	464,823	(45,036)
GSE – single-family	627,702	(1,598)	510,158	(47,811)	1,137,860	(49,409)
GSE – multifamily	828,243	(2,737)	5,237,505	(209,897)	6,065,748	(212,634)
	1,455,945	(4,335)	6,225,449	(304,649)	7,681,394	(308,984)
Total	$1,920,424	$(4,475)	$10,019,971	$(330,692)	$11,940,395	$(335,167)

Table 3.4 - Available-for-Sale Securities by Contractual Maturity
(dollars in thousands)

	September 30, 2025		December 31, 2024
Year of Maturity	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$1,102,740	$1,103,221	$1,803,427	$1,804,492
Due after one year through five years	4,067,511	4,059,408	4,393,367	4,385,160
Due after five years through 10 years	—	—	—	—
Due after 10 years	303,653	289,338	296,004	278,399
	5,473,904	5,451,967	6,492,798	6,468,051
MBS (1)	11,294,478	11,057,390	10,299,355	10,002,857
Total	$16,768,382	$16,509,357	$16,792,153	$16,470,908
_______________________
(1)    MBS are not presented by contractual maturity because their expected maturities will likely differ from contractual maturities since borrowers of the underlying loans may have the right to call or prepay obligations with or without call or prepayment fees.

Held-to-Maturity Securities

Table 3.5 - Held-to-Maturity Securities by Major Security Type
(dollars in thousands)

	September 30, 2025
	Amortized Cost(1)	Gross Unrecognized Holding Gains	Gross Unrecognized Holding Losses	Fair Value
MBS
U.S. government guaranteed – single-family	$2,459	$11	$—	$2,470
GSE – single-family	50,858	456	(350)	50,964
Total	$53,317	$467	$(350)	$53,434

	December 31, 2024
	Amortized Cost(1)	Gross Unrecognized Holding Gains	Gross Unrecognized Holding Losses	Fair Value
MBS
U.S. government guaranteed – single-family	$2,738	$13	$—	$2,751
GSE – single-family	60,580	435	(569)	60,446
Total	$63,318	$448	$(569)	$63,197
_______________________
(1)    Amortized cost of held-to-maturity securities includes adjustments made to the cost basis of an investment for accretion, amortization, and collection of cash. Amortized cost excludes accrued interest receivable of $284 thousand and $359 thousand at September 30, 2025, and December 31, 2024, respectively.

Allowance for Credit Losses on Available-for-Sale Securities and Held-to-Maturity Securities

We evaluate available-for-sale and held-to-maturity investment securities for credit losses on a quarterly basis. Our available-for-sale and held-to-maturity securities are principally debt securities of the U.S. Treasury, GSEs, U.S. government-owned corporations, supranational institutions, state housing finance agency obligations, and MBS issued by Government National Mortgage Association (Ginnie Mae), Federal Home Loan Mortgage Corporation (Freddie Mac), and Federal National Mortgage Association (Fannie Mae) that are backed by single-family or multifamily mortgage loans. We only purchase investment-grade securities. At September 30, 2025, and December 31, 2024, all available-for-sale securities and held-to-maturity securities were rated double-A, or above, by an NRSRO, based on the lowest long-term credit rating for each security.

We evaluate individual available-for-sale securities for impairment by comparing the security’s fair value to its amortized cost. Impairment may exist when the fair value of the investment is less than its amortized cost (i.e. in an unrealized loss position). At September 30, 2025, and December 31, 2024, certain available-for-sale securities were in an unrealized loss position. These losses are considered temporary as we expect to recover the entire amortized cost basis on these available-for-sale investment securities and we neither intend to sell these securities nor consider it more likely than not that we will be required to sell these securities before the anticipated recovery of each security's remaining amortized cost basis. Further, we have not experienced any material payment defaults on the instruments.

We evaluate held-to-maturity securities for impairment on a collective or pooled basis unless an individual assessment is deemed necessary because the securities do not possess similar risk characteristics. We have not experienced and do not anticipate any payment defaults on these securities.

Based on our assessment of the credit worthiness of the issuers or guarantors, no allowance for credit losses was recorded on available-for-sale securities or held-to-maturity securities at September 30, 2025, and December 31, 2024.

Note 4 — Advances

General Terms. At both September 30, 2025, and December 31, 2024, we had advances outstanding with interest rates ranging from 0.00 percent to 6.23 percent.

Table 4.1 - Advances Outstanding by Year of Contractual Maturity
(dollars in thousands)

	September 30, 2025		December 31, 2024
	Amount	Weighted Average Rate	Amount	Weighted Average Rate
Overdrawn demand-deposit accounts	$76	4.55%	$4,709	4.73%
Due in one year or less	29,742,818	4.36	30,382,356	4.54
Due after one year through two years	4,058,203	4.05	4,110,784	4.08
Due after two years through three years	3,882,692	3.65	3,216,983	4.22
Due after three years through four years	2,500,513	3.95	3,551,070	3.59
Due after four years through five years	1,104,014	3.45	2,288,069	3.80
Due after five years through fifteen years	1,481,666	3.38	1,694,930	3.40
Thereafter	41,862	1.99	43,325	1.85
Total par value	42,811,844	4.19%	45,292,226	4.32%
Discounts	(44,934)		(38,695)
Fair value hedging adjustments	7,138		(90,356)
Total (1)	$42,774,048		$45,163,175
_________________________
(1)    Excludes accrued interest receivable of $163.4 million and $188.6 million at September 30, 2025, and December 31, 2024, respectively.

We offer advances that provide the borrower the right, based upon predetermined option exercise dates, to repay the advance prior to maturity without incurring prepayment or termination fees (callable advances). We also offer certain floating-rate advances that may be contractually prepaid by the borrower on a floating-rate reset date without incurring prepayment or termination fees. Other advances may only be prepaid by paying a fee (prepayment fee) that makes us financially indifferent to the prepayment of the advance.

Table 4.2 - Advances Outstanding by Year of Contractual Maturity or Next Call Date
(dollars in thousands)

	September 30, 2025	December 31, 2024
Overdrawn demand-deposit accounts	$76	$4,709
Due in one year or less	31,118,307	31,664,678
Due after one year through two years	3,444,405	3,739,220
Due after two years through three years	3,494,158	2,602,744
Due after three years through four years	2,309,429	3,478,578
Due after four years through five years	1,034,442	2,158,154
Due after five years through fifteen years	1,369,165	1,600,818
Thereafter	41,862	43,325
Total par value	$42,811,844	$45,292,226

We currently hold putable advances that provide us with the right to require repayment prior to maturity of the advance (and thereby extinguish the advance) on predetermined exercise dates (put dates). Generally, we would exercise the put options when interest rates increase relative to contractual rates.

Table 4.3 - Advances Outstanding by Year of Contractual Maturity or Next Put Date
(dollars in thousands)

	September 30, 2025	December 31, 2024
Overdrawn demand-deposit accounts	$76	$4,709
Due in one year or less	35,431,488	37,096,726
Due after one year through two years	2,668,533	2,686,484
Due after two years through three years	2,624,692	1,886,413
Due after three years through four years	868,013	2,175,570
Due after four years through five years	373,514	579,569
Due after five years through fifteen years	803,666	819,430
Thereafter	41,862	43,325
Total par value	$42,811,844	$45,292,226

Table 4.4 - Advances by Current Interest Rate Terms
(dollars in thousands)

	September 30, 2025	December 31, 2024
Fixed-rate	$29,856,424	$33,207,447
Variable-rate	12,955,420	12,084,779
Total par value	$42,811,844	$45,292,226

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

The Bank’s decision to lend is based primarily on our analysis of each borrower’s financial condition and outlook, though we consider payment status as well as the types and level of collateral as additional factors. At September 30, 2025, and December 31, 2024, we had rights to collateral, on a borrower-by-borrower basis, with an estimated value greater than our outstanding extensions of credit.

We continue to evaluate and make changes to our collateral guidelines based on market conditions. At September 30, 2025, and December 31, 2024, none of our advances were past due, on nonaccrual status, or considered impaired. In addition, there were no modifications for borrowers experiencing financial difficulties related to advances during the nine months ended September 30, 2025 and 2024.

Based upon the collateral held as security, our credit extension and collateral policies, management's credit analysis, and the repayment history on advances, we have not recorded any allowance for credit losses on our advances at September 30, 2025, and December 31, 2024.

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

Table 5.1 - Mortgage Loans Held for Portfolio
(dollars in thousands)

	September 30, 2025	December 31, 2024
Real estate
Fixed-rate 15-year single-family mortgages	$138,168	$158,349
Fixed-rate 20- and 30-year single-family mortgages	3,982,902	3,485,188
Premiums	48,664	44,801
Discounts	(9,696)	(5,921)
Deferred derivative losses, net	(76)	(1,067)
Total mortgage loans held for portfolio(1)	4,159,962	3,681,350
Less: allowance for credit losses	(2,600)	(2,200)
Total mortgage loans, net of allowance for credit losses	$4,157,362	$3,679,150
________________________
(1)    Excludes accrued interest receivable of $28.5 million and $23.8 million at September 30, 2025, and December 31, 2024, respectively.

Table 5.2 - Mortgage Loans Held for Portfolio by Collateral/Guarantee Type
(dollars in thousands)

	September 30, 2025	December 31, 2024
Conventional mortgage loans	$3,997,013	$3,509,254
Government mortgage loans	124,057	134,283
Total par value	$4,121,070	$3,643,537

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

Payment Status of Mortgage Loans. Payment status is a key credit quality indicator for conventional mortgage loans and allows us to monitor borrower performance. A past due loan is one for which the borrower has failed to make a full payment of principal and interest within 30 days of its due date. Other delinquency statistics include nonaccrual loans and loans in process of foreclosure. Tables 5.3 and 5.4 present the payment status for conventional mortgage loans and other delinquency statistics for all mortgage loans at September 30, 2025, and December 31, 2024.

Table 5.3 - Credit Quality Indicator for Conventional Mortgage Loans
(dollars in thousands)

	September 30, 2025
	Year of Origination
Payment Status at Amortized Cost(1)	Prior to 2021	2021 to 2025	Total
Past due 30-59 days delinquent	$19,245	$8,153	$27,398
Past due 60-89 days delinquent	2,631	1,179	3,810
Past due 90 days or more delinquent	4,515	1,293	5,808
Total past due	26,391	10,625	37,016
Total current loans	1,651,085	2,345,713	3,996,798
Total conventional mortgage loans	$1,677,476	$2,356,338	$4,033,814

	December 31, 2024
	Year of Origination
Payment Status at Amortized Cost(1)	Prior to 2020	2020 to 2024	Total
Past due 30-59 days delinquent	$18,396	$6,605	$25,001
Past due 60-89 days delinquent	4,808	1,851	6,659
Past due 90 days or more delinquent	5,419	692	6,111
Total past due	28,623	9,148	37,771
Total current loans	1,279,577	2,227,402	3,506,979
Total conventional mortgage loans	$1,308,200	$2,236,550	$3,544,750
_________________________
(1)    Amortized cost excludes accrued interest receivable.

Table 5.4 - Other Delinquency Statistics of Mortgage Loans
(dollars in thousands)

	September 30, 2025
	Amortized Cost in Conventional Mortgage Loans	Amortized Cost in Government Mortgage Loans	Total
In process of foreclosure (1)	$1,515	$898	$2,413
Serious delinquency rate (2)	0.14%	1.69%	0.19%
Past due 90 days or more still accruing interest	$—	$2,132	$2,132
Loans on nonaccrual status (3)	$6,020	$—	$6,020

	December 31, 2024
	Amortized Cost in Conventional Mortgage Loans	Amortized Cost in Government Mortgage Loans	Total
In process of foreclosure (1)	$1,144	$771	$1,915
Serious delinquency rate (2)	0.17%	1.51%	0.22%
Past due 90 days or more still accruing interest	$—	$2,060	$2,060
Loans on nonaccrual status (3)	$6,111	$—	$6,111
_______________________
(1)    Includes loans where the decision of foreclosure or similar alternative such as pursuit of deed-in-lieu of foreclosure has been reported.
(2)    Loans that are 90 days or more past due or in the process of foreclosure expressed as a percentage of the amortized cost of the total loan portfolio class.
(3)    As of September 30, 2025, and December 31, 2024, $2.8 million and $3.2 million, respectively, of conventional mortgage loans on nonaccrual status did not have an associated allowance for credit losses because either these loans were charged off or the fair value of the underlying collateral, including any credit-enhancements, is greater than the amortized cost of the loans.

Allowance for Credit Losses for Mortgage Loans.

Conventional Mortgage Loans. Conventional mortgage loans with similar risk characteristics are evaluated collectively. Conventional mortgage loans that do not share risk characteristics with other mortgage loans are evaluated for expected credit losses on an individual basis. We determine our allowance for credit losses on conventional mortgage loans through analyses that include consideration of various loan portfolio and collateral-related characteristics, such as past performance, current conditions, and reasonable and supportable forecasts of expected economic conditions. We use a discounted cash flow model to project our expected losses. We use a third-party model to project cash flows to estimate the expected credit losses over the life of the loans. The model relies on several inputs, such as both current and forecasted property values and interest rates as well as historical borrower behavior. We incorporate associated credit-enhancements and expected recoveries, if any, to determine our estimate of expected credit losses.

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

Table 5.5 presents a roll forward of the allowance for credit losses on conventional mortgage loans for the three and nine months ended September 30, 2025 and 2024.

Table 5.5 - Allowance for Credit Losses on Conventional Mortgage Loans
(dollars in thousands)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
Allowance for credit losses (1)
Balance, beginning of period	$2,400	$2,200	$2,200	$2,000
Charge-offs	—	—	(8)	—
Recoveries	8	4	8	4
Provision for (reduction of) credit losses	192	(4)	400	196
Balance, end of period	$2,600	$2,200	$2,600	$2,200
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

Any losses incurred on these loans that are not recovered from the insurer or guarantor are absorbed by the related servicer. Therefore, we only have credit risk for these loans if the servicer fails to pay for losses not covered by insurance or guarantees, but in such instances, we will have recourse against the servicer for such failure. Due to government guarantees or insurance on our government loans, there is no allowance for credit losses for the government mortgage loan portfolio as of September 30, 2025, and December 31, 2024. Additionally, government mortgage loans are not placed on nonaccrual status due to the government guarantee or insurance on these loans and the contractual obligation of the loan servicers to repurchase their related loans when certain criteria are met.

"Mortgage Partnership Finance," "MPF," "eMPF" and "MPF Xtra" are registered trademarks of the Federal Home Loan Bank of Chicago.

Note 6 — Derivatives and Hedging Activities

Table 6.1 - Fair Value of Derivative Instruments
(dollars in thousands)

	September 30, 2025			December 31, 2024
	Notional Amount of Derivatives	Derivative Assets	Derivative Liabilities	Notional Amount of Derivatives	Derivative Assets	Derivative Liabilities
Derivatives designated as hedging instruments
Interest-rate swaps	$45,290,067	$65,844	$(382,645)	$46,232,807	$59,871	$(651,429)
Forward-start interest-rate swaps	641,000	71	(111)	741,000	224	—
Total derivatives designated as hedging instruments	45,931,067	65,915	(382,756)	46,973,807	60,095	(651,429)

Derivatives not designated as hedging instruments
Interest-rate swaps	5,009,837	322	(1)	2,987,274	—	(32)
Mortgage-delivery commitments (1)	99,856	145	(252)	32,729	8	(108)
Total derivatives not designated as hedging instruments	5,109,693	467	(253)	3,020,003	8	(140)
Total notional amount of derivatives	$51,040,760			$49,993,810
Total derivatives before netting and collateral adjustments		66,382	(383,009)		60,103	(651,569)
Netting adjustments and cash collateral, including related accrued interest (2)		187,099	379,784		241,770	646,823
Derivative assets and derivative liabilities		$253,481	$(3,225)		$301,873	$(4,746)
_______________________
(1)    Mortgage-delivery commitments are classified as derivatives with changes in fair value recorded in other income.
(2)    Amounts represent the effect of master-netting agreements intended to allow us to settle positive and negative positions with the same counterparty. Cash collateral posted, including accrued interest, was $582.1 million and $898.0 million at September 30, 2025, and December 31, 2024, respectively. The change in cash collateral posted is included in the net change in interest-bearing deposits in the statement of cash flows. Cash collateral received, including accrued interest, was $15.2 million and $9.4 million at September 30, 2025, and December 31, 2024.

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

Table 6.2 - Net Gains (Losses) on Fair Value Hedging Relationships
(dollars in thousands)

	For the Three Months Ended September 30, 2025
	Advances	Available-for-sale Securities	CO Bonds
Total interest income (expense) presented on the statements of operations	$507,827	$201,761	$(556,232)

Gains (losses) on fair value hedging relationships
Changes in fair value:
Derivatives	$(2,964)	$(58,733)	$78,987
Hedged items	3,076	59,334	(79,398)
Net changes in fair value before price alignment interest	112	601	(411)
Price alignment interest(1)	190	(3,295)	309
Net interest settlements on derivatives(2)(3)	28,173	62,468	(79,079)
Net gains (losses) on qualifying hedging relationships	28,475	59,774	(79,181)
Amortization/accretion of discontinued hedging relationships	(292)	14,468	572
Net gains (losses) on derivatives and hedging activities recorded in net interest income	$28,183	$74,242	$(78,609)

	For the Three Months Ended September 30, 2024
	Advances	Available-for-sale Securities	CO Bonds
Total interest income (expense) presented on the statements of operations	$535,200	$234,545	$(567,157)

Gains (losses) on fair value hedging relationships
Changes in fair value:
Derivatives	$(212,219)	$(381,278)	$358,310
Hedged items	208,913	375,947	(358,256)
Net changes in fair value before price alignment interest	(3,306)	(5,331)	54
Price alignment interest(1)	(2,204)	(10,679)	416
Net interest settlements on derivatives(2)(3)	56,387	122,394	(151,214)
Net gains (losses) on qualifying hedging relationships	50,877	106,384	(150,744)
Amortization/accretion of discontinued hedging relationships	(166)	—	(847)
Net gains (losses) on derivatives and hedging activities recorded in net interest income	$50,711	$106,384	$(151,591)

	For the Nine Months Ended September 30, 2025
	Advances	Available-for-sale Securities	CO Bonds
Total interest income (expense) presented on the statements of operations	$1,531,644	$596,656	$(1,731,947)

Gains (losses) on fair value hedging relationships
Changes in fair value:
Derivatives	$(100,566)	$(346,887)	$323,622
Hedged items	98,856	344,774	(323,568)
Net changes in fair value before price alignment interest	(1,710)	(2,113)	54
Price alignment interest(1)	(2,692)	(10,361)	687
Net interest settlements on derivatives(2)(3)	82,209	198,217	(239,799)
Net gains (losses) on qualifying hedging relationships	77,807	185,743	(239,058)
Amortization/accretion of discontinued hedging relationships	(804)	38,963	1,707
Net gains (losses) on derivatives and hedging activities recorded in net interest income	$77,003	$224,706	$(237,351)

	For the Nine Months Ended September 30, 2024
	Advances	Available-for-sale Securities	CO Bonds
Total interest income (expense) presented on the statements of operations	$1,615,872	$707,504	$(1,609,188)

Gains (losses) on fair value hedging relationships
Changes in fair value:
Derivatives	$(104,427)	$(280,496)	$396,862
Hedged items	103,489	278,177	(397,515)
Net changes in fair value before price alignment interest	(938)	(2,319)	(653)
Price alignment interest(1)	(4,075)	(40,184)	1,302
Net interest settlements on derivatives(2)(3)	172,692	371,440	(470,450)
Net gains (losses) on qualifying hedging relationships	167,679	328,937	(469,801)
Amortization/accretion of discontinued hedging relationships	(813)	—	(3,550)
Net gains (losses) on derivatives and hedging activities recorded in net interest income	$166,866	$328,937	$(473,351)
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

Table 6.3 presents the net gains (losses) on qualifying cash flow hedging relationships.

Table 6.3 - Net (Losses) Gains on Cash Flow Hedging Relationships
(dollars in thousands)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
Forward-start interest rate swaps - CO Bonds
Gains (losses) reclassified from accumulated other comprehensive loss into interest expense	$1,780	$1,314	$7,345	$(39)
(Losses) gains recognized in other comprehensive income	(57)	(18,767)	(7,386)	3,592

For the nine months ended September 30, 2025 and 2024, there were no reclassifications from accumulated other comprehensive income into earnings as a result of the discontinuance of cash-flow hedges because the original forecasted transactions were not expected to occur by the end of the originally specified period or within a two-month period thereafter. As of September 30, 2025, the maximum length of time over which we are hedging our exposure to the variability in future cash flows for forecasted transactions is six years.

As of September 30, 2025, the amount of deferred net gains (losses) on derivatives accumulated in other comprehensive income related to cash flow hedges expected to be reclassified to earnings during the next 12 months is $7.7 million.

Table 6.4 - Cumulative Basis Adjustments for Fair-Value Hedges
(dollars in thousands)

	September 30, 2025
	Advances	Available-for-sale Securities	CO Bonds
Amortized cost of hedged asset/ liability(1)	$12,047,827	$10,849,947	$22,460,379

Fair value hedging adjustments included in amortized cost
Basis adjustments for active hedging relationships	$2,841	$(141,306)	$(263,464)
Basis adjustments for discontinued hedging relationships	4,297	(291,126)	23,466
Cumulative amount of fair value hedging basis adjustments	$7,138	$(432,432)	$(239,998)
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

Table 6.5 - Impact of Variation Margin for Cleared Derivatives on the Statement of Cash Flows
(dollars in thousands)

	Increase (decrease) on Cash Flow Statement
	For the Nine Months Ended September 30,
	2025	2024
Operating activity - net change in derivatives and hedging activities	$(575,637)	$(310,209)
Financing activity - net (payments) receipts on derivatives with a financing element	(6,611)	1,619
Total variation margin paid on cleared derivatives	$(582,248)	$(308,590)

Managing Credit Risk on Derivatives. We enter into derivatives that we clear (cleared derivatives) with a derivatives clearing organization (DCO). We also enter into derivatives that are not cleared (uncleared derivatives) under master-netting agreements. Derivatives that we use containing any optionality are currently ineligible for clearing. Accordingly, such derivatives, including the derivatives used to hedge issuance of callable CO bonds, are executed with our uncleared derivatives counterparties.

Certain of our uncleared derivatives master-netting agreements contain provisions that require us to post additional collateral with our uncleared derivatives counterparties if our credit rating is lowered to a certain level by Moody's Investors Service Inc. (Moody's) or Standard & Poor's Financial Services LLC (S&P). In the event of a split between such credit ratings, the lower rating governs. The aggregate fair value of all uncleared derivatives with these provisions that were in a net-liability position (before cash collateral and related accrued interest) at September 30, 2025, was $316.0 million for which we had delivered cash collateral of $317.4 million in accordance with the terms of the master-netting agreements. Table 6.6 sets forth the value of incremental collateral that certain uncleared derivatives counterparties could have required us to deliver based on incremental credit rating downgrades at September 30, 2025, which may include either cash or securities collateral. Securities collateral is subject to valuation haircuts in accordance with the terms of the master-netting arrangements.

Table 6.6 - Incremental Collateral to be Delivered as of September 30, 2025
(dollars in thousands)

Ratings Downgrade (1)
From	To	Incremental Collateral
AA+	AA or AA-	$—
AA-	A+, A or A-	—
A-	below A-	25,371
_______________________
(1)    Ratings are expressed in this table according to S&P's conventions but include the equivalent of such rating by Moody's. If there is a split rating, the lower rating is used.

Cleared Derivatives. For cleared derivatives, the DCO is our counterparty. The DCO notifies the clearing member of the required initial and variation margin and the clearing member in turn notifies us. We utilize one of two DCOs, for each cleared derivative transaction, Chicago Mercantile Exchange, Inc. (CME Inc.) or LCH Limited (LCH Ltd). Based upon their rulebooks, we characterize variation margin payments as daily settlement payments, rather than as collateral. At both DCOs, posted initial margin is considered collateral. We post initial margin and exchange variation margin through a clearing member of the DCO which clears our trades, acts as our agent to the DCO, and guarantees our performance to the DCO, subject to the terms of relevant agreements. These arrangements expose us to credit risk in the event that one of our clearing members or one of the DCOs fails to meet its obligations. The use of cleared derivatives is intended to mitigate credit risk exposure because the DCO, which is fully secured at all times through margin received from its clearing members, is substituted for the credit risk exposure of individual counterparties in uncleared derivatives, and collateral is posted at least once daily for changes in the fair value of cleared derivatives through a clearing member.

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

Table 6.7 presents separately the fair value of derivatives that are subject to netting due to a legal right of offset based on the terms of our master netting arrangements or similar agreements as of September 30, 2025, and December 31, 2024, which includes cleared and uncleared interest rate swaps, and the fair value of derivatives that are not subject to such netting, which includes mortgage delivery commitments. Derivatives subject to netting include any related cash collateral received from or pledged to counterparties.

Table 6.7 - Netting of Derivative Assets and Derivative Liabilities
(dollars in thousands)

	September 30, 2025
	Derivative Instruments Meeting Netting Requirements
	Gross Recognized Amount	Gross Amounts of Netting Adjustments and Cash Collateral	Derivative Instruments Not Meeting Netting Requirements	Total Derivative Assets and Total Derivative Liabilities
Derivative Assets
Interest-rate swaps
Uncleared	$65,290	$(60,771)		$4,519
Cleared	946	247,871		248,817
Mortgage delivery commitments			$145	145
Total				$253,481

Derivative Liabilities
Interest-rate swaps
Uncleared	$(365,940)	$362,967		$(2,973)
Cleared	(16,817)	16,817		—
Mortgage delivery commitments			$(252)	(252)
Total				$(3,225)

	December 31, 2024
	Derivative Instruments Meeting Netting Requirements
	Gross Recognized Amount	Gross Amounts of Netting Adjustments and Cash Collateral	Derivative Instruments Not Meeting Netting Requirements	Total Derivative Assets and Total Derivative Liabilities
Derivative Assets
Interest-rate swaps
Uncleared	$56,360	$(55,375)		$985
Cleared	3,735	297,145		300,880
Mortgage delivery commitment			$8	8
Total				$301,873

Derivative Liabilities
Interest-rate swaps
Uncleared	$(651,106)	$646,468		$(4,638)
Cleared	(355)	355		—
Mortgage delivery commitment			$(108)	(108)
Total				$(4,746)

Note 7 — Deposits

We offer demand and overnight deposits for members and qualifying nonmembers. Members that service mortgage loans may deposit funds collected in connection with mortgage loans pending disbursement of such funds, which we classify as "other" in the following table.

Table 7.1 - Deposits
(dollars in thousands)

	September 30, 2025	December 31, 2024
Interest-bearing
Demand and overnight	$1,034,412	$842,062
Noninterest-bearing
Other	43,051	35,019
Total deposits	$1,077,463	$877,081

None of the deposits are federally insured.

Note 8 — Consolidated Obligations

CO Bonds. CO bonds for which we have received issuance proceeds and are primarily liable were as follows:

Table 8.1 - CO Bonds Outstanding by Contractual Maturity
(dollars in thousands)

	September 30, 2025		December 31, 2024
	Amount	Weighted Average Rate (1)	Amount	Weighted Average Rate (1)
Due in one year or less	$30,548,085	3.65%	$27,884,310	4.08%
Due after one year through two years	5,293,600	3.06	7,948,755	2.15
Due after two years through three years	4,250,055	3.40	3,545,350	3.31
Due after three years through four years	2,255,765	3.82	3,889,675	3.40
Due after four years through five years	2,618,440	4.36	2,151,145	4.10
Thereafter	3,695,975	3.79	3,322,820	3.45
Total par value	48,661,920	3.62%	48,742,055	3.62%
Premiums	19,905		24,852
Discounts	(12,289)		(12,877)
Hedging adjustments	(239,998)		(561,859)
Total	$48,429,538		$48,192,171
_______________________
(1)    The CO bonds' weighted-average rate excludes concession fees.

Table 8.2 - CO Bonds Outstanding by Early Redemption Feature
(dollars in thousands)

	September 30, 2025	December 31, 2024
Noncallable and nonputable	$30,846,920	$30,786,555
Callable	17,815,000	17,955,500
Total par value	$48,661,920	$48,742,055

Table 8.3 - CO Bonds Outstanding by Earlier of Contractual Maturity or Next Call Date
(dollars in thousands)

	September 30, 2025	December 31, 2024
Due in one year or less	$40,497,085	$39,328,810
Due after one year through two years	2,949,600	3,976,755
Due after two years through three years	2,400,055	1,639,850
Due after three years through four years	1,177,765	2,024,675
Due after four years through five years	508,440	346,145
Thereafter	1,128,975	1,425,820
Total par value	$48,661,920	$48,742,055

Table 8.4 - CO Bonds by Interest Rate-Payment Type
(dollars in thousands)

	September 30, 2025	December 31, 2024
Fixed-rate	$27,910,920	$29,530,555
Simple variable-rate	16,479,000	14,194,500
Step-up (1)	4,272,000	5,017,000
Total par value	$48,661,920	$48,742,055
_______________________
(1)    Step-up bonds pay interest at increasing fixed rates for specified intervals over the life of the CO bond and can be called at our option on the step-up dates.

CO Discount Notes. Outstanding CO discount notes for which we were primarily liable, all of which are due within one year, were as follows:

Table 8.5 - CO Discount Notes Outstanding
(dollars in thousands)

	Book Value	Par Value	Weighted Average Rate (1)
September 30, 2025	$21,833,395	$22,019,693	4.08%
December 31, 2024	$18,546,504	$18,661,769	4.49%
_______________________
(1)    CO discount notes' weighted-average rate represents a yield to maturity excluding concession fees.

Note 9 — Affordable Housing Program and Discretionary Contributions

Table 9.1 - AHP Liability
(dollars in thousands)

	For the Nine Months Ended September 30,
	2025	2024
Balance at beginning of year	$104,300	$87,164
AHP expense for the period	18,916	23,193
AHP voluntary contribution	7,353	1,852
AHP direct grant disbursements	(12,879)	(14,132)
AHP subsidy for AHP advance disbursements	(386)	(998)
Return of previously disbursed grants and subsidies	—	302
Balance at end of period	$117,304	$97,381

Other discretionary housing and community investment programs consist of grants and subsidies to support other housing and community investment initiatives (non-AHP) and are recorded in other liabilities in the statement of condition.

Table 9.2 - Discretionary Housing and Community Investments Liability
(dollars in thousands)

	For the Nine Months Ended September 30,
	2025	2024
Balance at beginning of year	$2,390	$—
Discretionary housing and community investment expense for the period	31,084	16,673
Direct grant disbursements	(16,693)	(9,755)
Subsidy for advance disbursements	(12,165)	(3,716)
Return of previously disbursed grants and subsidies	149	—
Balance at end of period	$4,765	$3,202

Note 10 — Capital

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

The FHFA has authority to require us to maintain greater minimum capital levels than are required based on FHFA rules and regulations.

Table 10.1 - Regulatory Capital Requirements
(dollars in thousands)

	September 30, 2025		December 31, 2024
	Required	Actual	Required	Actual
Risk-based capital	$677,491	$4,071,792	$640,669	$4,112,953

Regulatory capital	$3,029,359	$4,071,792	$2,879,719	$4,112,953
Capital-to-asset ratio	4.0%	5.4%	4.0%	5.7%

Leverage capital	$3,786,698	$6,107,688	$3,599,648	$6,169,430
Leverage capital-to-assets ratio	5.0%	8.1%	5.0%	8.6%

For more detail on our capital structure and requirements, see Part II — Item 8 — Financial Statements — Note 11 — Capital of the 2024 Annual Report.

Mandatorily Redeemable Capital Stock.

Table 10.2 - Mandatorily Redeemable Capital Stock by Expiry of Redemption Notice Period
(dollars in thousands)

	September 30, 2025	December 31, 2024
Past redemption date (1)	$2,199	$2,669
Due in one year or less	689	435
Due after one year through two years	960	689
Due after two years through three years	333	960
Due after three years through four years	—	333
Due after four years through five years	53	—
Total	$4,234	$5,086
_______________________
(1)    Amount represents mandatorily redeemable capital stock that has reached the end of the five-year redemption-notice period but the member-related activity (for example, advances) remains outstanding. Accordingly, these shares of capital stock will not be redeemed until the activity is no longer outstanding.

Restricted Retained Earnings. At September 30, 2025, our restricted retained earnings contribution requirement totaled $716.0 million. At September 30, 2025, and December 31, 2024, restricted retained earnings totaled $543.2 million and $509.2 million, respectively. These restricted retained earnings are not available to pay dividends.

Note 11 — Accumulated Other Comprehensive Income (Loss)

Table 11.1 - Accumulated Other Comprehensive Income (Loss)
(dollars in thousands)

	Net Unrealized Gain (Loss) on Available-for-sale Securities	Net Unrealized Gain (Loss) Relating to Hedging Activities	Pension and Postretirement Benefits	Total Accumulated Other Comprehensive Income (Loss)
Balance, June 30, 2024	$(338,781)	$69,676	$598	$(268,507)
Other comprehensive (loss) income before reclassifications:
Net unrealized gains (losses)	61,005	(18,767)	—	42,238
Net actuarial loss	—	—	(76)	(76)
Reclassifications from other comprehensive income to net income
Amortization - hedging activities (1)	—	(1,314)	—	(1,314)
Other comprehensive income (loss)	61,005	(20,081)	(76)	40,848
Balance, September 30, 2024	$(277,776)	$49,595	$522	$(227,659)

Balance, June 30 2025	$(301,990)	$51,632	$1,307	$(249,051)
Other comprehensive (loss) income before reclassifications:
Net unrealized gain (losses)	42,965	(57)	—	42,908
Reclassifications from other comprehensive income to net income
Amortization - hedging activities (1)	—	(1,780)	—	(1,780)
Other comprehensive (loss) income	42,965	(1,837)	—	41,128
Balance, September 30, 2025	$(259,025)	$49,795	$1,307	$(207,923)

Balance, December 31, 2023	$(341,252)	$45,964	$749	$(294,539)
Other comprehensive income (loss) before reclassifications:
Net unrealized gains	63,476	3,592	—	67,068
Net actuarial loss	—	—	(227)	(227)
Reclassifications from other comprehensive income to net income
Amortization - hedging activities (1)	—	39	—	39
Other comprehensive income (loss)	63,476	3,631	(227)	66,880
Balance, September 30, 2024	$(277,776)	$49,595	$522	$(227,659)

Balance, December 31, 2024	$(321,245)	$64,526	$1,697	$(255,022)
Other comprehensive income (loss) before reclassifications:
Net unrealized gains (losses)	62,220	(7,386)	—	54,834
Reclassifications from other comprehensive income to net income
Amortization - hedging activities (1)	—	(7,345)	—	(7,345)
Amortization - pension and postretirement benefits (2)	—	—	(390)	(390)
Other comprehensive income (loss)	62,220	(14,731)	(390)	47,099
Balance, September 30, 2025	$(259,025)	$49,795	$1,307	$(207,923)
_______________________
(1)    Recorded in CO bond interest expense in the statement of operations.
(2)    Recorded in other expenses in the statement of operations.

Note 12 — Fair Values

A fair-value hierarchy is used to prioritize the inputs of valuation techniques used to measure fair value. A description of the application of the fair-value hierarchy, valuation techniques, and significant inputs is disclosed in Part II — Item 8 — Financial Statements — Note 14 — Fair Values in the 2024 Annual Report. There have been no material changes in the fair-value hierarchy classification of financial assets and liabilities, valuation techniques, or significant inputs during the nine months ended September 30, 2025.

Table 12.1 presents the carrying value, fair value, and fair value hierarchy of our financial assets and liabilities at September 30, 2025, and December 31, 2024. We record trading securities, available-for-sale securities, derivative assets, derivative liabilities, and certain other assets at fair value on a recurring basis. We record all other financial assets and liabilities at amortized cost. Refer to Table 12.2 for further details about the financial assets and liabilities measured at fair value on a recurring basis. As of September 30, 2025, and December 31, 2024, no financial assets or liabilities were measured at fair value on a non-recurring basis.

Table 12.1 - Fair Value Summary
(dollars in thousands)

	September 30, 2025
	Carrying Value	Total Fair Value	Level 1	Level 2	Level 3	Netting Adjustments and Cash Collateral(2)
Financial instruments
Assets:
Cash and due from banks	$9,930	$9,930	$9,930	$—	$—	$—
Interest-bearing deposits	1,851,983	1,851,983	1,851,983	—	—	—
Securities purchased under agreements to resell	5,500,000	5,500,009	—	5,500,009	—	—
Federal funds sold	4,305,000	4,304,995	—	4,304,995	—	—
Trading securities(1)	1,338	1,338	—	1,338	—	—
Available-for-sale securities(1)	16,509,357	16,509,357	—	16,503,735	5,622	—
Held-to-maturity securities	53,317	53,434	—	53,434	—	—
Advances	42,774,048	42,775,796	—	42,775,796	—	—
Mortgage loans, net	4,157,362	3,951,629	—	3,937,452	14,177	—
Accrued interest receivable	232,749	232,749	—	232,749	—	—
Derivative assets(1)	253,481	253,481	—	66,382	—	187,099
Other assets (1)	30,699	30,699	18,564	12,135	—	—
Liabilities:
Deposits	(1,077,463)	(1,077,431)	—	(1,077,431)	—	—
COs:
Bonds	(48,429,538)	(48,359,933)	—	(48,359,933)	—	—
Discount notes	(21,833,395)	(21,835,279)	—	(21,835,279)	—	—
Mandatorily redeemable capital stock	(4,234)	(4,234)	(4,234)	—	—	—
Accrued interest payable	(331,268)	(331,268)	—	(331,268)	—	—
Derivative liabilities(1)	(3,225)	(3,225)	—	(383,009)	—	379,784
Other:
Commitments to extend credit for advances	—	(918)	—	(918)	—	—
Standby letters of credit	(1,255)	(1,255)	—	(1,255)	—	—

	December 31, 2024
	Carrying Value	Total Fair Value	Level 1	Level 2	Level 3	Netting Adjustments and Cash Collateral(2)
Financial instruments
Assets:
Cash and due from banks	$5,149	$5,149	$5,149	$—	$—	$—
Interest-bearing deposits	1,958,353	1,958,353	1,958,353	—	—	—
Securities purchased under agreements to resell	1,500,000	1,500,003	—	1,500,003	—	—
Federal funds sold	2,505,000	2,504,990	—	2,504,990	—	—
Trading securities(1)	1,489	1,489	—	1,489	—	—
Available-for-sale securities(1)	16,470,908	16,470,908	—	16,464,257	6,651	—
Held-to-maturity securities	63,318	63,197	—	63,197	—	—
Advances	45,163,175	45,080,045	—	45,080,045	—	—
Mortgage loans, net	3,679,150	3,355,769	—	3,343,100	12,669	—
Accrued interest receivable	262,203	262,203	—	262,203	—	—
Derivative assets(1)	301,873	301,873	—	60,103	—	241,770
Other assets(1)	32,738	32,738	20,742	11,996	—	—
Liabilities:
Deposits	(877,081)	(877,035)	—	(877,035)	—	—
COs:
Bonds	(48,192,171)	(47,928,851)	—	(47,928,851)	—	—
Discount notes	(18,546,504)	(18,549,008)	—	(18,549,008)	—	—
Mandatorily redeemable capital stock	(5,086)	(5,086)	(5,086)	—	—	—
Accrued interest payable	(328,596)	(328,596)	—	(328,596)	—	—
Derivative liabilities(1)	(4,746)	(4,746)	—	(651,569)	—	646,823
Other:
Commitments to extend credit for advances	—	(1,264)	—	(1,264)	—	—
Standby letters of credit	(1,266)	(1,266)	—	(1,266)	—	—
_______________________
(1)Carried at fair value and measured on a recurring basis.
(2)These amounts represent the effect of master-netting agreements intended to allow us to settle positive and negative positions and also cash collateral and related accrued interest held or placed with the same clearing member and/or counterparty.

Fair Value Measured on a Recurring Basis.

Table 12.2 - Fair Value of Assets and Liabilities Measured at Fair Value on a Recurring Basis
(dollars in thousands)

	September 30, 2025
	Level 1	Level 2	Level 3	Netting Adjustments and Cash Collateral(1)	Total
Assets:
Carried at fair value on a recurring basis
Trading securities:
Corporate bonds	$—	$1,338	$—	$—	$1,338
Available-for-sale securities:
U.S. Treasury obligations	—	4,754,129	—	—	4,754,129
HFA securities	—	40,766	5,622	—	46,388
Supranational institutions	—	323,753	—	—	323,753
U.S. government-owned corporations	—	230,967	—	—	230,967
GSE	—	96,730	—	—	96,730
U.S. government guaranteed – single-family MBS	—	123,710	—	—	123,710
U.S. government guaranteed – multifamily MBS	—	452,802	—	—	452,802
GSE – single-family MBS	—	2,187,573	—	—	2,187,573
GSE – multifamily MBS	—	8,293,305	—	—	8,293,305
Total available-for-sale securities	—	16,503,735	5,622	—	16,509,357
Derivative assets:
Interest-rate-exchange agreements	—	66,237	—	187,099	253,336
Mortgage delivery commitments	—	145	—	—	145
Total derivative assets	—	66,382	—	187,099	253,481
Other assets	18,564	12,135	—	—	30,699
Total assets carried at fair value on a recurring basis	$18,564	$16,583,590	$5,622	$187,099	$16,794,875
Liabilities:
Carried at fair value on a recurring basis
Derivative liabilities
Interest-rate-exchange agreements	$—	$(382,757)	$—	$379,784	$(2,973)
Mortgage delivery commitments	—	(252)	—	—	(252)
Total liabilities carried at fair value on a recurring basis	$—	$(383,009)	$—	$379,784	$(3,225)

	December 31, 2024
	Level 1	Level 2	Level 3	Netting Adjustments and Cash Collateral(1)	Total
Assets:
Carried at fair value on a recurring basis
Trading securities:
Corporate bonds	$—	$1,489	$—	$—	$1,489
Available-for-sale securities:
U.S. Treasury obligations	—	5,807,665	—	—	5,807,665
HFA securities	—	—	6,651	—	6,651
Supranational institutions	—	337,352	—	—	337,352
U.S. government-owned corporations	—	221,769	—	—	221,769
GSE	—	94,614	—	—	94,614
U.S. government guaranteed – single-family MBS	—	179,052	—	—	179,052
U.S. government guaranteed – multifamily MBS	—	464,823	—	—	464,823
GSE – single-family MBS	—	1,953,153	—	—	1,953,153
GSE – multifamily MBS	—	7,405,829	—	—	7,405,829
Total available-for-sale securities	—	16,464,257	6,651	—	16,470,908
Derivative assets:
Interest-rate-exchange agreements	—	60,095	—	241,770	301,865
Mortgage delivery commitments	—	8	—	—	8
Total derivative assets	—	60,103	—	241,770	301,873
Other assets	20,742	11,996	—	—	32,738
Total assets carried at fair value on a recurring basis	$20,742	$16,537,845	$6,651	$241,770	$16,807,008
Liabilities:
Carried at fair value on a recurring basis
Derivative liabilities
Interest-rate-exchange agreements	$—	$(651,461)	$—	$646,823	$(4,638)
Mortgage delivery commitments	—	(108)	—	—	(108)
Total liabilities carried at fair value on a recurring basis	$—	$(651,569)	$—	$646,823	$(4,746)
_______________________
(1)    These amounts represent the effect of master-netting agreements intended to allow us to settle positive and negative positions and also cash collateral and related accrued interest held or placed with the same clearing member and/or counterparty.

Table 12.3 presents a reconciliation of available-for-sale securities that are measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the three and nine months ended September 30, 2025 and 2024.

Table 12.3 - Roll Forward of Level 3 Available-for-Sale HFA Securities
(dollars in thousands)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
Balance at beginning of period	$5,617	$21,174	$6,651	$21,805
Total gains (losses) included in other comprehensive income
Net unrealized gains (losses)	5	217	(4)	556

Sales, maturities, and settlements
Settlements	—	—	(1,025)	(970)
Balance at end of period	$5,622	$21,391	$5,622	$21,391

Total amount of unrealized gains (losses) for the period included in other comprehensive income relating to securities held at period end	$5	$217	$(4)	$556

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

We evaluate the financial condition of the other FHLBanks primarily based on known regulatory actions, publicly available financial information, and individual long-term credit-rating action as of each period-end presented. Based on this evaluation, as of September 30, 2025, and through the filing of this report, we do not believe it is likely that we will be required to repay the principal or interest on any CO on behalf of another FHLBank.

We have considered applicable FASB guidance and determined it is not necessary to recognize a liability for the fair value of our joint and several liability for all of the COs. The joint and several obligation is mandated by the FHLBank Act, as implemented by FHFA regulations, and is not the result of an arms-length transaction among the FHLBanks. The FHLBanks have no control over the amount of the guaranty or the determination of how each FHLBank would perform under the joint and several obligation. Because the FHLBanks are subject to the authority of the FHFA as it relates to decisions involving the allocation of the joint and several liability for the FHLBanks' COs, the FHLBanks' joint and several obligation is excluded from the initial recognition and measurement provisions. Accordingly, we have not recognized a liability for our joint and several obligation related to other FHLBanks' COs at September 30, 2025, and December 31, 2024. The par amounts of other FHLBanks' outstanding COs for which we are jointly and severally liable totaled $1.1 trillion at both September 30, 2025, and December 31, 2024. See Note 8 — Consolidated Obligations for additional information.

Off-Balance-Sheet Commitments

Table 13.1 - Off-Balance Sheet Commitments (1)
(dollars in thousands)

	September 30, 2025			December 31, 2024
	Expire within one year	Expire after one year	Total	Total
Standby letters of credit outstanding (2)	$8,229,703	$239,507	$8,469,210	$8,117,979
Commitments for unused lines of credit - advances (3)	1,066,666	—	1,066,666	1,101,205
Commitments to make additional advances	177,750	33,205	210,955	92,925
Commitments to invest in mortgage loans	99,856	—	99,856	32,729
Unsettled CO bonds, at par	184,820	—	184,820	967,000
Unsettled CO discount notes, at par	484,429	—	484,429	314,000
__________________________

(1)    We have determined that it is unnecessary to record any liability for credit losses on these agreements based on our credit extension and collateral policies.
(2)    Because standby letters of credit cannot be drawn upon until their effective date, the amount of standby letters of credit outstanding excludes standby letters of credit that take effect after September 30, 2025. At September 30, 2025, and December 31, 2024, standby letters of credit expiring within one year but that have yet to become effective totaled $114.8 million and $30.4 million, respectively.
(3)    Commitments for unused line-of-credit advances are generally for periods of up to 12 months. Since many of these commitments are not expected to be drawn upon, the total commitment amount does not necessarily indicate future liquidity requirements.

Standby Letters of Credit. At September 30, 2025, the outstanding standby letters of credit issued expire no later than 2039. Currently, we offer new standby letters of credit with terms typically up to 10 years, while terms greater than 10 years may be available on an exception basis. Unearned fees for the value of the guarantees related to standby letters of credit are recorded in other liabilities and totaled $1.3 million at both September 30, 2025, and December 31, 2024.

Commitments to Invest in Mortgage Loans. Commitments to invest in mortgage loans are generally for periods not to exceed 60 business days. Such commitments are recorded as derivatives at their fair values on the statement of condition.

Pledged Collateral. See Note 6 — Derivatives and Hedging Activities for additional information about our pledged collateral and other credit-risk-related contingent features related to derivatives.

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

Table 14.1 - Shareholder Concentrations, Balance Sheet
(dollars in thousands)

	Capital Stock Outstanding	Percent of Total Capital Stock	Par Value of Advances	Percent of Total Par Value of Advances	Total Accrued Interest Receivable	Percent of Total Accrued Interest Receivable on Advances
September 30, 2025
State Street Bank and Trust Company	$400,600	19.0%	$9,815,000	22.9%	$60,394	37.0%

December 31, 2024
State Street Bank and Trust Company	$400,600	18.2%	$9,815,000	21.7%	$75,756	40.2%

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

Table 14.2 - Transactions with Directors' Institutions
(dollars in thousands)

	Capital Stock Outstanding	Percent of Total Capital Stock	Par Value of Advances	Percent of Total Par Value of Advances	Total Accrued Interest Receivable	Percent of Total Accrued Interest Receivable on Advances
September 30, 2025	$8,101	0.4%	$100,851	0.2%	$305	0.2%
December 31, 2024	29,365	1.3	180,954	0.4	528	0.3

Note 15 — Subsequent Events

On October 24, 2025, the board of directors declared a cash dividend at an annualized rate of 7.39 percent based on daily average capital stock balances outstanding during the third quarter of 2025. The dividend, including dividends classified as interest on mandatorily redeemable capital stock, amounted to $40.6 million and was paid on November 4, 2025.

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
•political events, including legislative, regulatory, judicial, government actions, including government shutdowns and executive orders, or other developments that affect the Bank, its members, investors in the consolidated obligations of the

FHLBanks, the FHFA, the organization and structure of the FHLBank System, our ability to access the capital markets, or our counterparties, such as any GSE reforms, any changes resulting from the FHFA’s comprehensive review and analysis of the FHLBank System, changes to the FHLBank Act, or changes to other statutes or regulations applicable to the FHLBanks;
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
•external events, such as general economic and financial instabilities, political instability, wars, pandemics and other health emergencies, and natural disasters;
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

EXECUTIVE SUMMARY

Net income increased $5.7 million to $66.0 million for the three months ended September 30, 2025, from $60.4 million for the same period of 2024. The increase in net income was primarily due to an increase of $11.1 million in net interest income after provision for credit losses, partially offset by an increase of $1.7 million in discretionary housing and community investment programs expense and voluntary affordable housing program contributions, and an increase of $1.6 million in operating expenses.

Net interest income after provision for credit losses for the three months ended September 30, 2025, was $100.9 million, compared with $89.8 million for the corresponding period in 2024. The $11.1 million increase in net interest income after provision for credit losses was primarily driven by a $9.1 million decrease in mortgage-backed security net amortization, and an $8.9 million favorable variance in net unrealized gains and losses on fair value hedge ineffectiveness, both of which were attributable to a significantly smaller decline in intermediate- and long-term interest rates during the three months ended September 30, 2025 compared to the same quarter one year ago. In addition, our average outstanding advances, mortgage-backed securities and mortgage loans increased $3.6 billion, $602.5 million, and $603.5 million, respectively, while average capital increased $222.9 million. Partially offsetting these increases to net interest income after provision for credit losses was the effect on earnings from average short-term interest rates that were approximately 100 basis points lower than during the same quarter one year ago.

Total assets increased $3.7 billion to $75.7 billion over the nine months ended September 30, 2025. At September 30, 2025, investment securities and short-term money-market investments totaled $28.2 billion, an increase of $5.7 billion from December 31, 2024, comprised primarily of a $5.7 billion increase in low-yielding short-term money market investments held on our balance sheet to manage our liquidity position, and a $1.0 billion increase in mortgage-backed securities. Partially offsetting the increases to investments is a $1.1 billion decrease in U.S. Treasury obligations. Mortgage loans totaled $4.2 billion, an increase of $478.2 million from December 31, 2024. Advances totaled $42.8 billion at September 30, 2025, a decrease of $2.4 billion from December 31, 2024.

Management continues to monitor the effects of the U.S. federal government shutdown that ended on November 12, 2025. The Bank remained fully operational during the shutdown and it does not receive or rely on any appropriated funding from the U.S. government. It remains unknown what impact, if any, the shutdown and the return to normal operations may have on broad economic activity, including economic growth and labor market conditions. For additional discussion of the risks that may result from the shutdown, refer to Part 1 — Item 1A — Risk Factors — Business and Reputation Risks in the 2024 Annual Report.

Our retained earnings grew to $2.0 billion at September 30, 2025, an increase of $47.3 million from December 31, 2024, equaling 2.6 percent of total assets at September 30, 2025. We continue to satisfy all regulatory capital requirements as of September 30, 2025.

On October 24, 2025, our board of directors declared a cash dividend that was equivalent to an annual yield of 7.39 percent on the average daily balance of capital stock outstanding during the third quarter of 2025. The yield is equivalent to the approximate daily average of the secured overnight financing rate (SOFR) for the third quarter of 2025 plus 300 basis points.

Our overall results of operations are influenced by the economy, interest rates, members’ demand for liquidity, and our ability to maintain sufficient access to funding at relatively favorable costs.

Generally, investor demand for high credit quality, fixed-income investments, including COs, continued to be strong relative to other investments. Yield spreads on CO debt relative to benchmark yields for comparable debt remained relatively stable during the period covered by this report. Our flexibility in utilizing various funding tools, in combination with a diverse investor base and our status as a government-sponsored enterprise, have helped provide reliable market access and demand for COs throughout fluctuating market environments and regulatory changes affecting dealers of and investors in COs. The Bank has continued to meet all funding needs during the nine months ended September 30, 2025.

Net Interest Margin and Spread

Net interest spread was 0.27 percent for the three months ended September 30, 2025, an increase of eight basis points from the same period in 2024, and net interest margin was 0.52 percent, unchanged from the three months ended September 30, 2024. The increase in net interest spread was primarily attributable to the increase in net interest income after provision for credit losses discussed above.

Housing and Community Investment Programs

The Bank made a $6.1 million contribution to our discretionary housing and community investment programs and a voluntary contribution of $681 thousand to the Affordable Housing Program for the quarter ended September 30, 2025. Through September 30, 2025, we have committed most of our budgeted annual funding for discretionary housing and community investment programs. Accordingly, we anticipate significantly lower expenses for these programs during the remainder of 2025. See — Housing and Community Investment Program Expenses below for additional information.

Legislative and Regulatory Developments

Legislation has been proposed or enacted, and the FHFA and others with authority over the economy, our industry, and our business activities have taken action during 2025 as described below in — Legislative and Regulatory Developments. Such developments affect the way we conduct business and could impact how we satisfy our mission as well as the value of membership in the Bank.

ECONOMIC CONDITIONS

Economic Environment

Third quarter 2025 data for real gross domestic product (GDP) and September 2025 employment data is not yet available, so our analysis of economic conditions during the third quarter is reliant on the limited data available. Real GDP increased at an annual rate of 3.8 percent in the second quarter of 2025, the latest data available. This increase was driven mainly by a reduction in imports and an increase in consumer spending.

Employment increased in the first two months of the third quarter of 2025 with job gains of 79,000 and 22,000 in July and August, 2025, respectively. The unemployment rate for the New England region in August 2025 was 4.1 percent, ranging from 2.5 percent in Vermont to 4.8 percent in Massachusetts.

In September 2025, the Consumer Price Index (CPI) excluding food and energy increased 0.2 percent from the preceding month, representing a year-over-year increase of 3.0 percent. The core CPI increase was driven mainly by the cost of shelter, airline fares and recreation. The FHFA reported that housing prices rose 2.3 percent across the U.S. from August 2024 to August 2025. Over the same period, housing prices in New England rose 4.7 percent.

Interest-Rate Environment

On October 29, 2025, the FOMC announced that it would lower the federal funds rate by 25 basis points from a target range of 400 to 425 basis points to a target range of 375 to 400 basis points. The FOMC stated that in considering any additional adjustments to the target range for the federal funds rate, the FOMC will carefully assess incoming data, the evolving outlook, and the balance of risks. The FOMC also stated that it will conclude the reduction of its aggregate securities holdings on December 1, 2025, and it is strongly committed to supporting maximum employment and returning inflation to its two percent objective.

In the third quarter of 2025, short-term rates remained stable and were approximately 100 basis points lower than the average short-term rates for the corresponding period of the prior year, consistent with the FOMC’s target range for the federal funds rate. Meanwhile, intermediate- and long-term interest rates declined during the third quarter of 2025. At various times during 2024 and the first nine months of 2025, the yield curve inverted as the difference between 10-year and 3-month U.S. Treasury yields became negative.

Table 1 - Key Interest Rates(1)

	Three Month Daily Average		Nine Month Daily Average		Ending Rate
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024	September 30, 2025	December 31, 2024
SOFR	4.33%	5.28%	4.33%	5.30%	4.24%	4.49%
Federal funds effective rate	4.30%	5.27%	4.32%	5.31%	4.09%	4.33%
3-month U.S. Treasury yield	4.18%	5.12%	4.27%	5.29%	3.93%	4.31%
2-year U.S. Treasury yield	3.73%	4.06%	3.91%	4.46%	3.61%	4.24%
5-year U.S. Treasury yield	3.80%	3.81%	4.00%	4.13%	3.74%	4.38%
10-year U.S. Treasury yield	4.25%	3.95%	4.35%	4.18%	4.15%	4.57%
________________
(1)    Source: Bloomberg

SELECTED FINANCIAL DATA

The following financial highlights for the statement of condition and statement of operations for December 31, 2024, have been derived from our audited financial statements. Financial highlights for the quarter-ends have been derived from our unaudited financial statements.

Table 2 - Selected Financial Data
(dollars in thousands)

	September 30, 2025	June 30, 2025	March 31, 2025	December 31, 2024	September 30, 2024
Statement of Condition
Total assets	$75,733,967	$78,693,574	$76,794,158	$71,992,966	$72,396,841
Investments(1)	28,220,995	26,965,851	26,965,568	22,499,068	26,137,824
Advances	42,774,048	47,167,639	45,427,914	45,163,175	42,006,806
Mortgage loans held for portfolio, net(2)	4,157,362	3,941,304	3,765,267	3,679,150	3,543,560
Deposits and other borrowings	1,077,463	806,270	810,253	877,081	765,831
Consolidated obligations:
Bonds	48,429,538	53,899,536	57,203,139	48,192,171	52,338,590
Discount notes	21,833,395	19,421,619	14,301,193	18,546,504	14,941,067
Total consolidated obligations	70,262,933	73,321,155	71,504,332	66,738,675	67,279,657
Mandatorily redeemable capital stock	4,234	4,234	4,471	5,086	5,086
Class B capital stock outstanding-putable(3)	2,107,549	2,291,941	2,207,384	2,195,167	2,161,471
Unrestricted retained earnings	1,416,765	1,404,666	1,407,846	1,403,455	1,380,713
Restricted retained earnings	543,244	530,034	520,643	509,245	492,833
Total retained earnings	1,960,009	1,934,700	1,928,489	1,912,700	1,873,546
Accumulated other comprehensive loss	(207,923)	(249,051)	(214,983)	(255,022)	(227,659)
Total capital	3,859,635	3,977,590	3,920,890	3,852,845	3,807,358

	For the Three Months Ended
Results of Operations	September 30, 2025	June 30, 2025	March 31, 2025	December 31, 2024	September 30, 2024
Net interest income after provision for credit losses	$100,910	$97,827	$92,789	$125,598	$89,791
Other income, net	4,543	2,223	3,902	1,144	5,483
Other expense	32,057	47,866	33,358	35,553	28,185
AHP assessments	7,348	5,226	6,342	9,129	6,720
Net income	$66,048	$46,958	$56,991	$82,060	$60,369
Other Information
Dividends declared	$40,739	$40,746	$41,202	$42,906	$43,020
Dividend payout ratio	61.68%	86.77%	72.30%	52.29%	71.26%
Weighted-average dividend rate(4)	7.38	7.39	7.74	8.36	8.41
Return on average equity(5)	6.77	4.84	5.88	8.69	6.57
Return on average assets	0.34	0.24	0.30	0.45	0.34
Net interest margin(6)	0.52	0.51	0.49	0.70	0.52
Average equity to average assets	5.04	5.01	5.08	5.21	5.22
Total regulatory capital ratio(7)	5.38	5.38	5.39	5.71	5.58
_______________________
(1)Investments include available-for-sale securities, held-to-maturity securities, trading securities, interest-bearing deposits, securities purchased under agreements to resell and federal funds sold.
(2)The allowance for credit losses for mortgage loans amounted to $2.6 million at September 30, 2025, $2.4 million at June 30, 2025, and $2.2 million at March 31, 2025, December 31, 2024, and September 30, 2024, respectively.
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

RESULTS OF OPERATIONS

The following table presents the Bank’s significant statements of operations line items for the three and nine months ended September 30, 2025 and 2024, and information regarding the changes during those quarters is provided below.

Table 3 - Statements of Operations Summary
(dollars in thousands)

			Change
	For the Three Months Ended September 30,		2025 vs. 2024
	2025	2024	Amount	Percent
Net Interest Income after provision for credit losses	$100,910	$89,791	$11,119	12.4%
Noninterest income	4,543	5,483	(940)	(17.1)
Noninterest expense	32,057	28,185	3,872	13.7
AHP assessment	7,348	6,720	628	9.3
Net Income	$66,048	$60,369	$5,679	9.4%

			Change
	For the Nine Months Ended September 30,		2025 vs. 2024
	2025	2024	Amount	Percent
Net Interest Income after provision for credit losses	$291,526	$307,688	$(16,162)	(5.3)%
Noninterest income	10,668	11,303	(635)	(5.6)
Noninterest expense	113,281	87,403	25,878	29.6
AHP assessment	18,916	23,193	(4,277)	(18.4)
Net Income	$169,997	$208,395	$(38,398)	(18.4)%

Third Quarter of 2025 Compared with the Third Quarter of 2024

Net income increased $5.7 million to $66.0 million for the three months ended September 30, 2025, from $60.4 million for the same period in 2024, while net interest income after provision for credit losses for the three months ended September 30, 2025, was $100.9 million, compared with $89.8 million for the corresponding period in 2024. The primary reasons for these increases are discussed under Executive Summary.

Nine Months Ended September 30, 2025, Compared with the Nine Months Ended September 30, 2024

Net income decreased $38.4 million to $170.0 million for the nine months ended September 30, 2025, from $208.4 million for 2024. The decrease in net income was primarily due to a decrease of $16.2 million in net interest income after provision for credit losses, and a $19.9 million increase in discretionary housing and community investment programs expense and voluntary affordable housing program contributions.

Net interest income after provision for credit losses for the nine months ended September 30, 2025, was $291.5 million, compared with $307.7 million for the corresponding period in 2024. The $16.2 million decrease in net interest income after provision for credit losses was primarily driven by average short-term yields being approximately 100 basis points lower than during the nine months ended September 30, 2024. Partially offsetting this decrease were the impacts of increases of $4.5 billion, $717.8 million, and $607.4 million in our average advances, average mortgage-backed securities and average mortgage loan portfolios, respectively, as well as a $302.5 million increase in average capital.

Table 4 presents major categories of average balances, related interest income/expense, and average yields/rates for interest-earning assets and interest-bearing liabilities. Our primary source of earnings is net interest income, which is the interest earned on advances, mortgage loans, and investments less interest paid on COs, deposits, and other sources of funds.

Table 4 - Net Interest Spread and Margin
(dollars in thousands)

	For the Three Months Ended September 30,
	2025			2024
	Average Balance	Interest Income / Expense	Average Yield/Rate(1)	Average Balance	Interest Income / Expense	Average Yield/Rate(1)
Assets
Advances	$44,072,098	$508,062	4.57%	$40,444,505	$535,520	5.27%
Interest-bearing deposits	2,299,648	25,360	4.38	2,584,853	34,893	5.37
Securities purchased under agreements to resell	4,000,652	43,958	4.36	1,353,261	18,108	5.32
Federal funds sold	4,939,772	54,330	4.36	3,990,446	53,249	5.31
Investment securities(2)	17,178,613	202,520	4.68	17,137,942	235,533	5.47
Mortgage loans(2)(3)	4,057,197	44,853	4.39	3,453,744	34,570	3.98
Total interest-earning assets	76,547,980	879,083	4.56	68,964,751	911,873	5.26
Other non-interest-earning assets	621,329			1,296,156
Fair-value adjustments on investment securities	(296,326)			(310,746)
Total assets	$76,872,983	$879,083	4.54%	$69,950,161	$911,873	5.19%
Liabilities and capital
Consolidated obligations
Discount notes	$20,116,411	$215,234	4.24%	$18,464,088	$245,922	5.30%
Bonds	51,174,017	556,232	4.31	45,208,790	567,157	4.99
Other interest-bearing liabilities	737,260	6,515	3.51	791,514	9,007	4.53
Total interest-bearing liabilities	72,027,688	777,981	4.29	64,464,392	822,086	5.07
Other non-interest-bearing liabilities	974,499			1,837,853
Total capital	3,870,796			3,647,916
Total liabilities and capital	$76,872,983	$777,981	4.02%	$69,950,161	$822,086	4.68%
Net interest income		$101,102			$89,787
Net interest spread			0.27%			0.19%
Net interest margin			0.52%			0.52%

	For the Nine Months Ended September 30,
	2025			2024
	Average Balance	Interest Income / Expense	Average Yield/Rate(1)	Average Balance	Interest Income / Expense	Average Yield/Rate(1)
Assets
Advances	$44,977,025	$1,532,140	4.55%	$40,484,484	$1,616,299	5.33%
Interest-bearing deposits	2,402,165	78,975	4.40	2,678,183	108,505	5.41
Securities purchased under agreements to resell	3,113,787	101,957	4.38	1,246,792	50,291	5.39
Federal funds sold	5,378,707	176,388	4.38	3,880,430	156,389	5.38
Investment securities(2)	17,062,924	599,055	4.69	16,450,063	710,742	5.77
Mortgage loans(2)(3)	3,875,469	125,663	4.34	3,268,114	94,281	3.85
Total interest-earning assets	76,810,077	2,614,178	4.55	68,008,066	2,736,507	5.37
Other non-interest-earning assets	752,350			1,457,307
Fair-value adjustments on investment securities	(297,866)			(326,006)
Total assets	$77,264,561	$2,614,178	4.52%	$69,139,367	$2,736,507	5.29%
Liabilities and capital
Consolidated obligations
Discount notes	$17,755,120	$571,044	4.30%	$19,782,547	$791,065	5.34%
Bonds	53,696,320	1,731,947	4.31	42,812,929	1,609,188	5.02
Other interest-bearing liabilities	723,381	19,261	3.56	812,639	28,370	4.66
Total interest-bearing liabilities	72,174,821	2,322,252	4.30	63,408,115	2,428,623	5.12
Other non-interest-bearing liabilities	1,193,061			2,137,072
Total capital	3,896,679			3,594,180
Total liabilities and capital	$77,264,561	$2,322,252	4.02%	$69,139,367	$2,428,623	4.69%
Net interest income		$291,926			$307,884
Net interest spread			0.25%			0.25%
Net interest margin			0.51%			0.60%
_________________________
(1)    Yields are annualized.
(2)    Average balances are reflected at amortized cost.
(3)    Nonaccrual loans are included in the average balances used to determine average yield.

Rate and Volume Analysis

Changes in both average balances (volume) and interest rates influence changes in net interest income and net interest margin. Table 5 summarizes changes in interest income and interest expense for the three and nine months ended September 30, 2025 and 2024. Changes in interest income and interest expense that are not identifiable as either volume or rate-related, but equally attributable to both volume and rate changes, have been allocated to the volume and rate categories based upon the proportion of the absolute value of the volume and rate changes.

Table 5 - Rate and Volume Analysis
(dollars in thousands)

	For the Three Months Ended September 30, 2025 vs 2024			For the Nine Months Ended September 30, 2025 vs 2024
	Increase (Decrease) due to			Increase (Decrease) due to
	Volume	Rate	Total	Volume	Rate	Total
Interest income
Advances	$45,488	$(72,946)	$(27,458)	$168,028	$(252,187)	$(84,159)
Interest-bearing deposits	(3,585)	(5,948)	(9,533)	(10,438)	(19,092)	(29,530)
Securities purchased under agreements to resell	29,620	(3,770)	25,850	62,715	(11,049)	51,666
Federal funds sold	11,387	(10,306)	1,081	52,795	(32,796)	19,999
Investment securities	558	(33,571)	(33,013)	25,656	(137,343)	(111,687)
Mortgage loans	6,435	3,848	10,283	18,824	12,558	31,382
Total interest income	89,903	(122,693)	(32,790)	317,580	(439,909)	(122,329)
Interest expense
Consolidated obligations
Discount notes	20,654	(51,342)	(30,688)	(75,620)	(144,401)	(220,021)
Bonds	69,868	(80,793)	(10,925)	371,823	(249,064)	122,759
Other interest-bearing liabilities	(585)	(1,907)	(2,492)	(2,882)	(6,227)	(9,109)
Total interest expense	89,937	(134,042)	(44,105)	293,321	(399,692)	(106,371)
Change in net interest income	$(34)	$11,349	$11,315	$24,259	$(40,217)	$(15,958)

Average Balance of Advances

The average balance of total advances increased by $4.5 billion, or 11.1 percent, for the nine months ended September 30, 2025, compared with the same period in 2024. This increase in the average balance of advances was primarily concentrated in variable-rate advances, partially offset by a decrease in long-term fixed rate and short-term fixed rate advances. We cannot predict future member demand for advances.

Average Balance of Investments

Average short-term money-market investments, consisting of interest-bearing deposits, securities purchased under agreements to resell, federal funds sold, and loans to other FHLBanks, increased $3.1 billion, or 39.6 percent, for the nine months ended September 30, 2025, compared with the same period in 2024, to manage our liquidity position and remain compliant with all regulatory guidance. The yield earned on short-term money-market investments is highly correlated to short-term market interest rates. As a result of decreases in the FOMC's target range for the federal funds rate in the second half of 2024 and in the third quarter of 2025, average yields on overnight federal funds sold decreased from 5.38 percent during the nine months ended September 30, 2024, to 4.38 percent during the nine months ended September 30, 2025, while average yields on securities purchased under agreements to resell decreased from 5.39 percent for the nine months ended September 30, 2024, to 4.38 percent for the nine months ended September 30, 2025.

Average investment-securities balances increased $612.9 million, or 3.7 percent for the nine months ended September 30, 2025, compared with the same period in 2024. The increase was primarily the result of a $717.8 million increase in average MBS.

Average Balance of COs

Average CO balances increased $8.9 billion, or 14.1 percent, for the nine months ended September 30, 2025, compared with the same period in 2024. This increase consisted of a $10.9 billion increase in CO bonds, offset by a $2.0 billion decline in CO discount notes.

The average balance of CO discount notes represented approximately 24.8 percent of total average COs for the nine months ended September 30, 2025, compared with 31.6 percent of total average COs for the nine months ended September 30, 2024. The average balance of CO bonds represented 75.2 percent and 68.4 percent of total average COs outstanding during the nine months ended September 30, 2025 and 2024, respectively.

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

Table 6 - Effect of Derivative and Hedging Activities
(dollars in thousands)

	For the Three Months Ended September 30, 2025
Net Effect of Derivatives and Hedging Activities	Advances	Investments	Mortgage Loans	CO Bonds	CO Discount Notes	Total
Net interest income
Amortization / accretion of hedging activities (1)	$(292)	$14,468	$19	$2,352	$—	$16,547
Gains (losses) on designated fair-value hedges	112	601	—	(411)	—	302
Net interest settlements (2)	28,173	62,468	—	(79,079)	—	11,562
Price alignment interest (3)	190	(3,295)	—	309	—	(2,796)
Total net interest income	28,183	74,242	19	(76,829)	—	25,615

Net (losses) gains on derivatives and hedging activities
Losses on derivatives not receiving hedge accounting	—	—	—	—	(539)	(539)
Mortgage delivery commitments	—	—	543	—	—	543
Price alignment interest (3)	—	—	—	—	916	916
Net gains on derivatives and hedging activities	—	—	543	—	377	920

Total net effect of derivatives and hedging activities	$28,183	$74,242	$562	$(76,829)	$377	$26,535

	For the Three Months Ended September 30, 2024
Net Effect of Derivatives and Hedging Activities	Advances	Investments	Mortgage Loans	CO Bonds	CO Discount Notes	Total
Net interest income
Amortization / accretion of hedging activities (1)	$(166)	$—	$(63)	$467	$—	$238
(Losses) gains on designated fair-value hedges	(3,306)	(5,331)	—	54	—	(8,583)
Net interest settlements (2)	56,387	122,394	—	(151,214)	—	27,567
Price alignment interest (3)	(2,204)	(10,679)	—	416	—	(12,467)
Total net interest income	50,711	106,384	(63)	(150,277)	—	6,755

Net (losses) gains on derivatives and hedging activities
Losses on derivatives not receiving hedge accounting	—	—	—	—	767	767
Mortgage delivery commitments	—	—	485	—	—	485
Price alignment interest (3)	—	—	—	—	(197)	(197)
Net gains on derivatives and hedging activities	—	—	485	—	570	1,055

Total net effect of derivatives and hedging activities	$50,711	$106,384	$422	$(150,277)	$570	$7,810

	For the Nine Months Ended September 30, 2025
Net Effect of Derivatives and Hedging Activities	Advances	Investments	Mortgage Loans	CO Bonds	CO Discount Notes	Total
Net interest income
Amortization / accretion of hedging activities (1)	$(804)	$38,963	$75	$9,052	$—	$47,286
(Losses) gains on designated fair-value hedges	(1,710)	(2,113)	—	54	—	(3,769)
Net interest settlements (2)	82,209	198,217	—	(239,799)	—	40,627
Price alignment interest (3)	(2,692)	(10,361)	—	687	—	(12,366)
Total net interest income	77,003	224,706	75	(230,006)	—	71,778

Net (losses) gains on derivatives and hedging activities
Losses on derivatives not receiving hedge accounting	—	—	—	—	(2,358)	(2,358)
Mortgage delivery commitments	—	—	908	—	—	908
Price alignment interest (3)	—	—	—	—	1,571	1,571
Net gains (losses) on derivatives and hedging activities	—	—	908	—	(787)	121

Total net effect of derivatives and hedging activities	$77,003	$224,706	$983	$(230,006)	$(787)	$71,899

	For the Nine Months Ended September 30, 2024
Net Effect of Derivatives and Hedging Activities	Advances	Investments	Mortgage Loans	CO Bonds	CO Discount Notes	Total
Net interest income
Amortization / accretion of hedging activities (1)	$(813)	$—	$(34)	$(3,589)	$—	$(4,436)
Losses on designated fair-value hedges	(938)	(2,319)	—	(653)	—	(3,910)
Net interest settlements (2)	172,692	371,440	—	(470,450)	—	73,682
Price alignment interest (3)	(4,075)	(40,184)	—	1,302	—	(42,957)
Total net interest income	166,866	328,937	(34)	(473,390)	—	22,379

Net gains (losses) on derivatives and hedging activities
Gains on derivatives not receiving hedge accounting	15	—	—	—	648	663
Mortgage delivery commitments	—	—	76	—	—	76
Price alignment interest (3)	—	—	—	—	(149)	(149)
Net gains on derivatives and hedging activities	15	—	76	—	499	590

Total net effect of derivatives and hedging activities	$166,881	$328,937	$42	$(473,390)	$499	$22,969
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

We are required to annually set aside a portion of our earnings for our Affordable Housing Program. These funds assist members serving very low-, low-, and moderate-income households and support community economic development. The Bank's net income for the nine months ended September 30, 2025, resulted in an accrual of $18.9 million to the AHP pool of funds that will be available to members in 2026. Contributions made to our discretionary housing and community investment program reduce the Bank’s net income for the year, therefore reducing our statutory accrual of funds to the AHP pool. The Bank's board of directors continued its commitment to affordable housing by making a voluntary AHP contribution of $7.4 million for the nine months ended September 30, 2025.

Table 7 - Statutory AHP Assessment and Voluntary AHP Contributions
(dollars in thousands)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
Net income subject to AHP statutory assessment	$73,475	$67,196	$189,156	$231,928
Statutory AHP percentage	10%	10%	10%	10%
Statutory AHP assessment	7,348	6,720	18,916	23,193
AHP voluntary contributions	681	507	7,353	1,852
Total contribution to the AHP	$8,029	$7,227	$26,269	$25,045

Discretionary housing and community investment program expenses are shown in the table below, by program.

Table 8 - Discretionary Housing and Community Investment Program Expenses
(dollars in thousands)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
Program	2025	2024	2025	2024
Affordable housing
Housing Our Workforce program	$1,999	$56	$7,320	$5,000
Lift Up Homeownership program	1,570	1,550	7,270	5,000
MPF permanent rate buy-down program	1,296	1,264	5,054	1,264

Economic development
Jobs for New England program	1,090	1,288	5,064	5,000

CDFIs
CDFI advance program	170	409	6,376	409
Total discretionary housing and community investment program expenses	$6,125	$4,567	$31,084	$16,673

FINANCIAL CONDITION

Advances

At September 30, 2025, the advances portfolio totaled $42.8 billion, a decrease of $2.4 billion from $45.2 billion at December 31, 2024.

Table 9 - Advances Outstanding by Product Type
(dollars in thousands)

	September 30, 2025		December 31, 2024
	Par Value	Percent of Total	Par Value	Percent of Total
Fixed-rate advances
Short-term	$10,716,033	25.0%	$10,604,134	23.4%
Long-term	9,220,282	21.5	11,909,336	26.3
Putable	7,183,970	16.8	7,488,170	16.5
Overnight	1,774,347	4.1	2,221,057	4.9
Amortizing	961,792	2.3	984,750	2.2
	29,856,424	69.7	33,207,447	73.3

Variable-rate advances
Simple variable (1)	12,955,344	30.3	12,065,070	26.7
Putable	—	—	15,000	—
All other variable-rate indexed advances	76	—	4,709	—
	12,955,420	30.3	12,084,779	26.7
Total par value	$42,811,844	100.0%	$45,292,226	100.0%
________________________
(1)    Includes floating-rate advances that may be contractually prepaid by the borrower on a floating-rate reset date without incurring prepayment or termination fees.

See Part I — Item 1 — Financial Statements — Notes to the Financial Statements — Note 4 — Advances for disclosures relating to redemption terms of advances.

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

•Credit category one (Credit Category-1), a borrower is generally in satisfactory financial condition.
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

The following table presents a summary of the status of the credit outstanding and overall collateral borrowing capacity of the Bank’s borrowers as of September 30, 2025.

Table 10 - Credit Outstanding and Collateral Borrowing Capacity by Credit Category
(dollars in thousands)

	September 30, 2025
	Borrowers with Credit Outstanding
	Number		Other Credit Outstanding(1)	Total Credit Outstanding	Collateral Borrowing Capacity(2)
Borrower Credit Category		Advances			Total	Used
Member borrowers(3)
Credit Category-1	282	$41,184,243	$9,713,887	$50,898,130	$151,147,579	33.7%
Credit Category-2	33	1,189,252	44,682	1,233,934	3,120,464	39.5
Credit Category-3	11	349,660	56,998	406,658	776,098	52.4
Credit Category-4	—	—	—	—	—	—
Nonmember borrowers(4)
Former members	7	48,709	1,818	50,527	142,072	35.6
Housing associates	5	39,980	50	40,030	44,643	89.7
Total	338	$42,811,844	$9,817,435	$52,629,279	$155,230,856	33.9%
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

We have not recorded any allowance for credit losses on advances as of September 30, 2025, and December 31, 2024, for the reasons discussed in Part I — Item 1 — Financial Statements — Notes to the Financial Statements — Note 4 — Advances.

Table 11 - Top Five Advance-Borrowing Institutions
(dollars in thousands)

	September 30, 2025
Name	Par Value of Advances	Percent of Total Par Value of Advances	Weighted-Average Rate (1)
State Street Bank and Trust Company	$9,815,000	22.9%	4.55%
Webster Bank, N.A.	2,560,816	6.0	4.31
Hingham Institution for Savings	1,526,250	3.6	4.06
Massachusetts Mutual Life Insurance Company	1,520,000	3.5	2.18
Salem Five Cents Savings Bank	1,502,814	3.5	4.21
Total of top five advance-borrowing institutions	$16,924,880	39.5%

	December 31, 2024
Name	Par Value of Advances	Percent of Total Par Value of Advances	Weighted-Average Rate (1)
State Street Bank and Trust Company	$9,815,000	21.7%	4.84%
Webster Bank, N.A.	2,110,108	4.7	4.51
Massachusetts Mutual Life Insurance Company	2,100,000	4.6	1.78
Hingham Institution for Savings	1,497,000	3.3	4.34
Institution for Savings in Newburyport and its Vicinity	1,321,080	2.9	3.77
Total of top five advance-borrowing institutions	$16,843,188	37.2%
_______________________
(1)    Weighted-average rates are based on the contract rate of each advance without taking into consideration the effects of interest-rate-exchange agreements that we may use as hedging instruments.

Investments

At September 30, 2025, investment securities and short-term money-market instruments totaled $28.2 billion, an increase of $5.7 billion from $22.5 billion at December 31, 2024.

Short-term money-market investments increased $5.7 billion to $11.7 billion at September 30, 2025, compared with December 31, 2024. The increase was primarily attributable to an increase of $4.0 billion in securities purchased under agreements to resell and an increase of $1.8 billion in federal funds sold.

Investment securities increased $28.3 million to $16.6 billion at September 30, 2025, compared with $16.5 billion at December 31, 2024.

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

We place short-term funds with large, high-quality financial institutions that must be rated in at least the third-highest internal rating category on a rating scale of FHFA1 through FHFA7, reflecting progressively lower credit quality. The internal rating categories of FHFA1 through FHFA4 are considered to be investment quality. As of September 30, 2025, all of these placements either expired within one business day or were payable upon demand. See Part I — Item 1 — Business — Business Lines — Investments in the 2024 Annual Report for additional information.

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

Table 12 - Credit Ratings of Investments at Carrying Value
(dollars in thousands)

	As of September 30, 2025
	Long-Term Credit Rating
Investment Category	Triple-A	Double-A	Single-A	Unrated
Money-market instruments: (1)
Interest-bearing deposits	$—	$514,150	$1,337,833	$—
Securities purchased under agreements to resell	—	—	5,500,000	—
Federal funds sold	—	1,300,000	3,005,000	—
Total money-market instruments	—	1,814,150	9,842,833	—

Investment securities:(2)

Non-MBS:
U.S. Treasury obligations	—	4,754,129	—	—
Corporate bonds	—	—	—	1,338
U.S. government-owned corporations	—	230,967	—	—
GSE	—	96,730	—	—
Supranational institutions	323,753	—	—	—
HFA securities	5,622	40,766	—	—
Total non-MBS	329,375	5,122,592	—	1,338

MBS:
U.S. government guaranteed - single-family	—	126,169	—	—
U.S. government guaranteed - multifamily	—	452,802	—	—
GSE – single-family	—	2,238,431	—	—
GSE – multifamily	—	8,293,305	—	—
Total MBS	—	11,110,707	—	—

Total investment securities	329,375	16,233,299	—	1,338

Total investments	$329,375	$18,047,449	$9,842,833	$1,338
_______________________
(1)    The counterparty NRSRO rating is used for money-market instruments. Counterparty ratings are obtained from Moody's, Fitch, Inc. (Fitch), and S&P and are each as of September 30, 2025. If there is a split rating, the lowest rating is used. In certain instances where a counterparty is unrated, the Bank may assign a deemed rating to the counterparty and that deemed rating is used.
(2)    The issue rating is used for investment securities. Issue ratings are obtained from Moody’s, Fitch, and S&P. If there is a split rating, the lowest rating is used.

Table 13 - Unsecured Credit Related to Money-Market Instruments and Debentures by Carrying Value
(dollars in thousands)

	Carrying Value
	September 30, 2025	December 31, 2024
Federal funds sold	$4,305,000	$2,505,000
Interest bearing deposits	1,851,983	1,958,353
Supranational institutions	323,753	337,352
U.S. government-owned corporations	230,967	221,769
GSEs	96,730	94,614
Corporate bonds	1,338	1,489
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

As of September 30, 2025, our mortgage loan investment portfolio totaled $4.2 billion, an increase of $478.2 million from December 31, 2024. This increase is the result of an increase in mortgage loan purchase volume during 2025. We expect continued competition from Fannie Mae and Freddie Mac, as well as from private mortgage loan acquirers, for loan investment opportunities.

Mortgage Loans Credit Risk

We are subject to credit risk from the mortgage loans in which we invest due to our exposure to the credit risk of the underlying borrowers and the credit risk of the participating financial institutions when the participating financial institutions retain credit-enhancement and/or servicing obligations. For additional information on the credit risks arising from our participation in the MPF Program, see Part II — Item 7 — Management's Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition — Mortgage Loans — Mortgage Loans Credit Risk in the 2024 Annual Report. For information on the credit performance of our mortgage loan portfolio as of September 30, 2025, see Part I — Item 1 — Financial Statements — Notes to Financial Statements — Note 5 — Mortgage Loans Held for Portfolio in this report.

Although our mortgage loan portfolio includes loans throughout the U.S., concentrations of 5 percent or greater of the par value of our conventional mortgage loan portfolio are shown in Table 14.

Table 14 - State Concentrations by Par Value

	Percentage of Total Par Value of Conventional Mortgage Loans
	September 30, 2025	December 31, 2024
Massachusetts	55%	58%
Maine	18	16
Vermont	9	7
Connecticut	6	6
All others	12	13
Total	100%	100%

We place conventional mortgage loans on nonaccrual status when the collection of interest or principal is doubtful or contractual principal or interest is 90 days or more past due. Accrued interest on nonaccrual loans is excluded from interest income. We monitor the delinquency levels of the mortgage loan portfolio on a monthly basis.

Table 15 - Mortgage Loans - Risk Elements and Credit Losses
(dollars in thousands)

	For the Nine Months Ended September 30,
	2025	2024
Average par value of mortgage loans outstanding during the period	$3,837,989	$3,228,740
Net charge-offs	—	4
Net charge-offs to average loans outstanding during the period	—%	—%

	As of September 30, 2025	As of December 31, 2024
Mortgage loans held for portfolio, par value	$4,121,070	$3,643,537
Nonaccrual loans, par value	5,996	6,083
Allowance for credit losses on mortgage loans	2,600	2,200

Ratio of allowance for credit losses to mortgage loans held for portfolio	0.06%	0.06%
Ratio of nonaccrual loans to mortgage loans held for portfolio	0.15	0.17
Ratio of allowance for credit losses to nonaccrual loans	43.36	36.17

Consolidated Obligations

See Liquidity and Capital Resources for information regarding our COs.

Derivative Instruments

All derivatives are recorded on the statement of condition at fair value and classified as either derivative assets or derivative liabilities. Bilateral and cleared derivatives outstanding are classified as assets or liabilities according to the net fair value of derivatives aggregated by each counterparty. Derivative assets' net fair value, net of cash collateral and accrued interest, totaled $253.5 million and $301.9 million as of September 30, 2025, and December 31, 2024, respectively. Derivative liabilities' net fair value, net of cash collateral and accrued interest, totaled $3.2 million and $4.7 million as of September 30, 2025, and December 31, 2024, respectively.

The following table presents a summary of the notional amounts and estimated fair values of our outstanding derivatives, excluding accrued interest, and related hedged item by product and type of accounting treatment as of September 30, 2025, and December 31, 2024. The notional amount represents the hypothetical principal basis used to determine periodic interest payments received and paid. However, the notional amount does not represent an actual amount exchanged or our overall exposure to credit and market risk.

Table 16 - Derivatives and Hedge-Accounting Treatment
(dollars in thousands)

			September 30, 2025		December 31, 2024
Hedged Item	Derivative	Designation(1)	Notional Amount	Fair Value	Notional Amount	Fair Value
Advances	Swaps	Fair value	$11,526,939	$(90,757)	$12,157,089	$(83,874)
Available-for-sale securities	Swaps	Fair value	11,422,743	(168,083)	11,790,008	(154,592)
COs	Swaps	Fair value	22,340,385	(264,457)	22,285,710	(595,614)
	Swaps	Economic	5,009,837	2,649	2,987,274	723
	Forward starting swaps	Cash Flow	641,000	(40)	741,000	224
Total associated with COs			27,991,222	(261,848)	26,013,984	(594,667)
Total			50,940,904	(520,688)	49,961,081	(833,133)
Mortgage delivery commitments			99,856	(107)	32,729	(100)
Total derivatives			$51,040,760	(520,795)	$49,993,810	(833,233)
Accrued interest				204,168		241,767
Cash collateral, including related accrued interest				566,883		888,593
Net derivatives				$250,256		$297,127

Derivative asset				$253,481		$301,873
Derivative liability				(3,225)		(4,746)
Net derivatives				$250,256		$297,127
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

Our daily average aggregate notional amount for uncleared derivatives transactions between June 2024 and August 2024 exceeded $8 billion and, as a result, we remained subject to two-way initial margin obligations as required by the Wall Street Reform and Consumer Protection Act. For uncleared derivatives transactions executed on or after September 1, 2022, a party whose initial margin requirement exceeds a specified threshold (which may not exceed $50 million) would be required to deliver collateral in the amount by which the initial margin requirement exceeds such specified threshold. Initial margin is required to be held at a third-party custodian for the benefit of the secured party, which can only assert ownership of such collateral upon the occurrence of certain events, which may include an event of default due to bankruptcy, insolvency, or similar proceeding. As of September 30, 2025, all initial margin requirements owed to our uncleared derivative counterparties by us or owed to us by our uncleared derivative counterparties were less than specified delivery thresholds.

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

Table 17 - Credit Exposure to Derivatives Counterparties
(dollars in thousands)

	As of September 30, 2025
	Notional Amount	Net Derivatives Fair Value Before Collateral	Cash Collateral Pledged to Counterparty	Net Credit Exposure to Counterparties
Asset positions with credit exposure:
Uncleared derivatives
Single-A	$2,457,500	$11,597	$(11,086)	$511

Liability positions with credit exposure:
Uncleared derivatives
Single-A	12,132,500	(248,075)	252,083	4,008
Cleared derivatives	23,453,934	(15,870)	264,687	248,817
Total interest-rate swap positions with nonmember counterparties to which we had credit exposure	38,043,934	(252,348)	505,684	253,336

Mortgage delivery commitments (1)	99,856	145	—	145
Total	$38,143,790	$(252,203)	$505,684	$253,481
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

Sources and Uses of Liquidity. Our primary sources of liquidity are proceeds from the issuance of COs and advance repayments, and maturing short-term investments, as well as cash and investment holdings that are primarily high-quality, short- and intermediate-term financial instruments that can be sold or pledged as collateral under a repurchase agreement. During the nine months ended September 30, 2025, we maintained continuous access to funding and adapted our debt issuance to meet the needs of our members.

Secondary sources of liquidity include payments collected on mortgage loans, proceeds from the issuance of capital stock, and member deposits. In addition, under the FHLBank Act, the U.S. Treasury may purchase up to $4 billion of FHLBank COs. The terms, conditions, and interest rates in such a purchase would be determined by the U.S. Treasury. This authority may be exercised at the discretion of the U.S. Treasury with the agreement of the FHFA only if alternative means cannot be effectively employed to permit members of the FHLBanks to continue to supply reasonable amounts of funds to the mortgage market, and the ability to supply such funds is substantially impaired because of monetary stringency and high interest rates. There were no such purchases by the U.S. Treasury during the nine months ended September 30, 2025.

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

Liquidity Management. We maintain our liquidity so that if projected net cash flow falls below zero on or before the 21st day following the measurement date, then management of the Bank is notified and determines whether any corrective action is necessary. We did not breach this threshold at any time during the nine months ended September 30, 2025. Table 18 below shows this calculation as of September 30, 2025.

Table 18 - Projected Net Cash Flow
(dollars in thousands)

As of September 30, 2025
21 Days
Uses of funds
Interest payable	$214,881
Maturing or expected option exercise of liabilities	8,976,633
Committed asset settlements	160,000
Capital outflow	43,775
MPF delivery commitments	99,856
Projected Calls	233,000
Other	6,394
Gross uses of funds	9,734,539

Sources of funds
Interest receivable	261,687
Maturing or projected amortization of assets	21,226,325
Committed liability settlements	663,107
Cash and due from banks and interest bearing deposits	1,861,712
Gross sources of funds	24,012,831

Projected net cash flow	$14,278,292

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

We were in compliance with the Base Case Liquidity Requirement at all times during the nine months ended September 30, 2025.

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

Table 19 - Funding Gap Metric

Funding Gap Metric (1)	Limit	Three-Month Average September 30, 2025	Three-Month Average December 31, 2024
3-month Funding Gap	15%	(3.8)%	4.9%
1-year Funding Gap	30%	12.5%	11.1%
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

Debt Financing — Consolidated Obligations

At September 30, 2025, and December 31, 2024, outstanding COs for which we are primarily liable, including both CO bonds and CO discount notes, totaled $70.3 billion and $66.7 billion, respectively. CO bonds outstanding for which we are primarily liable at September 30, 2025, and December 31, 2024, include issued callable bonds totaling $17.8 billion and $18.0 billion, respectively.

CO discount notes comprised 31.1 percent and 27.8 percent of the outstanding COs for which we are primarily liable at September 30, 2025, and December 31, 2024, respectively, but accounted for 56.2 percent and 68.5 percent of the proceeds from the issuance of such COs during the nine months ended September 30, 2025 and 2024, respectively.

Overall, we continued to experience strong demand for COs among investors. During the period covered by this report, the capital markets have supported our funding needs and we have been able to issue debt in the amounts and structures required to satisfy the demand for advances and meet our funding and risk-management needs.

Capital

Total capital was $3.9 billion at both September 30, 2025, and December 31, 2024, respectively.

The FHLBank Act and FHFA regulations specify that each FHLBank is required to satisfy certain minimum regulatory capital requirements. We were in compliance with these requirements at September 30, 2025, as discussed in Part I — Item 1 — Financial Statements — Notes to the Financial Statements — Note 10 — Capital.

Capital Rule

The FHFA's regulation on FHLBank capital classification and critical capital levels (the Capital Rule), among other things, establishes criteria for capital classifications and corrective action requirements for FHLBanks that are classified in any classification other than adequately capitalized. The Capital Rule requires the FHFA to determine on no less than a quarterly basis the capital classification of each FHLBank. Based on financial information as of June 30, 2025, the FHFA determined that we met the definition of adequately capitalized under the Capital Rule.

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

Internal Minimum Capital Requirement in Excess of Regulatory Requirements

In an effort to provide protection for our capital base, we maintain an internal minimum capital requirement whereby the amount of paid-in capital stock and retained earnings (together, our actual regulatory capital) must be at least equal to the sum of 4 percent of our total assets plus an amount we measure as our risk exposure with 99 percent confidence using our economic capital model (together, our internal minimum capital requirement). As of September 30, 2025, this internal minimum capital requirement equaled $3.7 billion, which was satisfied by our actual regulatory capital of $4.1 billion.

Minimum Retained Earnings Target

Our limit for our minimum level of retained earnings is determined monthly using rolling three-month averages. Retained earnings must be at least 4.0 percent of our total assets less outstanding capital stock plus the higher of (a) the risk-based capital requirement or (b) the economic capital requirement.

At September 30, 2025, we had total retained earnings of $2.0 billion, which exceeded the limit of $1.6 billion. In the event that the Bank’s balance of retained earnings is below the limit, dividends may not exceed 40 percent of the prior quarter’s net income.

Repurchases of Excess Stock

We have the authority, but are not obliged, to repurchase excess stock, as discussed under Part I — Item 1 — Business — Capital Resources — Repurchase of Excess Stock in the 2024 Annual Report.

Table 20 - Capital Stock Requirements and Excess Capital Stock
(dollars in thousands)

	Membership Stock Investment Requirement	Activity-Based Stock Investment Requirement	Total Stock Investment Requirement (1)	Outstanding Class B Capital Stock (2)	Excess Class B Capital Stock
September 30, 2025	$353,008	$1,714,980	$2,068,008	$2,111,783	$43,775
December 31, 2024	348,504	1,808,806	2,157,331	2,200,253	42,922
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

Restricted Retained Earnings and the Joint Capital Agreement

At September 30, 2025, our total required contribution to the restricted retained earnings account was $716.0 million compared with the current restricted retained earnings account balance of $543.2 million.

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

As of September 30, 2025, we have not made any significant changes to the estimates and assumptions used in applying our critical accounting policies and estimates from those used to prepare our audited financial statements.

LEGISLATIVE AND REGULATORY DEVELOPMENTS

We are subject to various legal and regulatory requirements and priorities. Certain actions by the current federal executive administration are changing the regulatory environment, including regulatory priorities and areas of focus, such as deregulation, which have affected, and will likely continue to affect, certain aspects of our business operations, and could impact our financial condition, results of operations and reputation.

During the third quarter of 2025, the FHFA rescinded the regulatory interpretation that imposed restrictions on acceptance of municipal securities by the FHLBanks therefore allowing us to broadly accept those securities as collateral. In addition, the FHFA withdrew two proposed rules published in 2024: (i) the proposed rule published in November 2024 that would have amended regulations addressing boards of directors and overall corporate governance of the FHLBanks and the Office of Finance, and (ii) the proposed rule published in October 2024 that would have modified unsecured credit limits on interest-bearing deposit accounts. In October 2025, the FHFA rescinded several advisory bulletins and technical guidance documents. We are reviewing these rescissions and assessing any potential impact that they may have on our policies and procedures.

Considering the changes in the regulatory environment, there is uncertainty with respect to the ultimate result of future regulatory actions and the ultimate impact they may have on us and the FHLBank System. We continue to monitor these actions as they evolve and to evaluate their potential impact on us. For a discussion of related risks, please refer to Part I — Item IA — Risk Factors in the 2024 Annual Report.

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

Table 21 - Interest-Rate Risk Management
(dollars in thousands)

	Outstanding Par Value/Notional Balance as of
	September 30, 2025	December 31, 2024
Fixed-rate noncallable debt, not hedged by interest-rate swaps	$7,883,535	$10,740,345
Fixed-rate callable debt not hedged by interest-rate swaps	2,086,000	1,521,500
CO debt hedged by interest-rate-exchange agreements, including both fair-value hedge relationships and economic hedge relationships(1)	27,350,222	25,272,984
Advances hedged by interest-rate-exchange agreements, including both fair-value hedge relationships and economic hedge relationships	11,526,939	12,157,089

Available-for-sale securities (non-MBS) hedged by interest-rate-exchange agreements	5,640,690	6,861,915
Available-for-sale securities (MBS) hedged by interest-rate-exchange agreements	5,782,053	4,928,093
Total hedged available-for-sale securities	11,422,743	11,790,008

Notional principal balance of forward starting interest-rate swaps hedging the anticipated future issuance of CO debt	641,000	741,000
_______________________
(1)    The amount for September 30, 2025, includes unsettled CO bonds with a par value of $127.0 million.

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

Table 22 - Interest-Rate / Market-Rate Risk Metrics

	September 30, 2025	December 31, 2024	Limit
MVE	$3.7 billion	$3.7 billion	None
MVE/BVE	96%	95%	None
MVE/Par Stock	176%	167%	Maintain above 125%
Economic Capital Ratio	4.9%	5.1%	Maintain above 4.0%
MVE/Par Stock			None
+ 2 standard deviation shock	168%	159%
- 2 standard deviation shock	182%	174%
VaR	11.3% of MVE	10.8% of MVE	None
Duration of Equity (1)	+0.81 years	+1.25 years	Maintain between +/- 4.0 years
MVE Sensitivity: (1)
Down 200 basis point parallel rate shock	1.5%	1.5%	Maintain above -15%
Up 200 basis point parallel rate shock	(2.3)%	(3.5)%
Duration Gap (1)	+0.48 months	+0.76 months	None
_______________________
(1)    Metrics for measuring against the limits are calculated using a methodology which does not constrain interest rates to a minimum of zero percent. Additional metrics are calculated in accordance with guidance from the FHFA, which requires that we constrain projected future interest rates and discounting yields to a minimum of zero percent. For the periods ended September 30, 2025, and December 31, 2024, the results of the constrained and unconstrained metrics were the same.

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

The table below presents the VaR estimate as of September 30, 2025, and December 31, 2024, and represents the estimates of potential reduction to our MVE from potential future changes in interest rates and other market factors, as described above. Estimated potential market value loss exposures are expressed as a percentage of the current MVE. The table is intended to represent a statistically based range of VaR exposures.

Table 23 - Value-at-Risk
(dollars in millions)

	Value-at-Risk (Gain) Loss Exposure
	September 30, 2025		December 31, 2024
Confidence Level	% of MVE (1)	Amount	% of MVE (1)	Amount
50%	6.32%	$235.0	5.89%	$216.7
75%	7.35	273.1	6.85	252.0
95%	9.25	344.0	8.67	318.8
99%	11.10	412.7	10.23	376.3

Average of five worst scenarios as of period end	11.30	420.8	10.75	395.3
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

Table 24 - Market and Interest-Rate Risk Metrics
(dollars in millions)

	September 30, 2025
	Down 300(1)	Down 200(1)	Down 100(1)	Base	Up 100	Up 200	Up 300
MVE	$3,823	$3,774	$3,745	$3,717	$3,682	$3,630	$3,567
Percent change in MVE from base	2.9%	1.5%	0.8%	—%	(0.9)%	(2.3)%	(4.0)%
MVE/BVE	99%	98%	97%	96%	95%	94%	92%
MVE/Par Stock	181%	179%	177%	176%	174%	172%	169%
Duration of Equity	+2.15 years	+0.89 years	+0.72 years	+0.81 years	+1.17 years	+1.58 years	+1.94 years
Return on Capital Stock less SOFR	1.2%	2.4%	3.7%	5.2%	6.2%	7.3%	8.4%
Net income percent change from base	(79.7)%	(54.2)%	(28.6)%	—%	22.9%	46.2%	69.3%

	December 31, 2024
	Down 300(1)	Down 200(1)	Down 100(1)	Base	Up 100	Up 200	Up 300
MVE	$3,748	$3,734	$3,714	$3,678	$3,624	$3,550	$3,464
Percent change in MVE from base	1.9%	1.5%	1.0%	—%	(1.5)%	(3.5)%	(5.8)%
MVE/BVE	97%	97%	96%	95%	94%	92%	90%
MVE/Par Stock	170%	170%	169%	167%	165%	161%	157%
Duration of Equity	+0.50 years	+0.44 years	+0.71 years	+1.25 years	+1.78 years	+2.26 years	+2.61 years
Return on Capital Stock less SOFR	2.7%	3.6%	4.7%	5.7%	6.1%	6.8%	7.4%
Net income percent change from base	(60.1)%	(41.2)%	(20.2)%	—%	15.0%	31.8%	48.0%
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

Our management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures, with the participation of the president and chief executive officer and chief financial officer, as of September 30, 2025. Based on that evaluation, our president and chief executive officer and chief financial officer have concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of September 30, 2025.

Changes in Internal Control over Financial Reporting

During the quarter ended September 30, 2025, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Number	Exhibit Description	Reference

10.1	Federal Home Loan Bank of Boston 2026 Director Compensation Policy *	Exhibit 10.1 to our 8-K filed with the SEC on October 30, 2025
31.1	Certification of the president and chief executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed within this Form 10-Q
31.2	Certification of the chief financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed within this Form 10-Q
32.1	Certification of the president and chief executive officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed within this Form 10-Q
32.2	Certification of the chief financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed within this Form 10-Q
101.INS	XBRL Instance Document	The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document	Filed within this Form 10-Q
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	Filed within this Form 10-Q
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	Filed within this Form 10-Q
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	Filed within this Form 10-Q
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	Filed within this Form 10-Q
104	The cover page of the Bank’s Quarterly report on Form 10-Q, formatted in Inline XBRL	Included within the Exhibit 101 attachments
* Management contract or compensatory plan. Portions of this exhibit have been omitted.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date	FEDERAL HOME LOAN BANK OF BOSTON (Registrant)

November 13, 2025	By:	/s/	Timothy J. Barrett
Timothy J. Barrett President and Chief Executive Officer

November 13, 2025	By:	/s/	Frank Nitkiewicz
Frank Nitkiewicz Executive Vice President, Chief Operating Officer and Chief Financial Officer