Form 10-K
period 2025-12-31
Federal Home Loan Bank of Boston
filed 2026-03-13
CIK 1331463

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.     ☑
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒
Registrant's stock is not publicly traded and is only issued to members of the registrant. Such stock is issued and redeemed at par value, $100 per share, subject to certain regulatory and statutory limits. As of February 28, 2026, including mandatorily redeemable capital stock, we had 18,799 thousand outstanding shares of Class B stock.

DOCUMENTS INCORPORATED BY REFERENCE
None

FEDERAL HOME LOAN BANK OF BOSTON
2025 Annual Report on Form 10-K

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

We are a privately capitalized cooperative, with a dual mission to provide our members with highly reliable wholesale funding and liquidity, and to support affordable housing and community economic development. We deliver competitively priced financial products and services, expertise that supports housing finance, community development, and economic growth, including programs targeted to lower-income households, and a competitive return on investment to our member shareholders. We serve the residential-mortgage and community-development lending activities of our members and certain nonmember institutions (referred to as housing associates) located in our district. Our district is comprised of Connecticut, Maine, Massachusetts, New Hampshire, Rhode Island, and Vermont. There are 11 distinct Federal Home Loan Banks (the FHLBanks or the FHLBank System) located across the U.S., each supporting the lending activities of its members within their districts. Each FHLBank is a separate entity with its own board of directors, management, and employees.

We are exempt from ordinary federal, state, and local taxation except for local real estate tax. However, we are required by statute to set aside 10 percent of our net earnings to support our Affordable Housing Program (AHP). For additional information, see — AHP Assessment. We also have voluntarily made an additional contribution to our AHP, and put in place certain subsidized advance, grant, and special purpose credit programs, including our Jobs for New England (JNE) program, Housing Our Workforce (HOW) program, Lift Up Homeownership (LUH) program, Mortgage Partnership Finance® (MPF®) Permanent Rate Buydown product, community development financial institution (CDFI) Advance, and a disaster relief program. For additional information, see — Targeted Housing and Community Investment Programs.

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

We combine private capital and public sponsorship in a way that is intended to enable our members and housing associates to assure the flow of credit and other services for housing finance, community development, and economic growth. We primarily serve the public through our members and housing associates by providing these institutions with readily available, low-cost loan products (referred to as advances). In addition, we provide liquidity by enabling members to sell mortgage loans to us or to designated third-party investors through a mortgage loan purchase program. Our primary sources of income come from the margin earned on interest-earning assets funded by interest-bearing liabilities and equity capital. We are generally able to borrow funds at favorable rates due to our GSE status. Our debt is not backed by the U.S. government, but it does represent the joint and several obligation of the 11 FHLBanks.

"Mortgage Partnership Finance," "MPF," "eMPF" and "MPF Xtra" are registered trademarks of the Federal Home Loan Bank of Chicago.

Our members and housing associates are comprised of financial institutions located throughout our district. Institutions eligible for membership include savings institutions (savings banks, savings and loan associations, and cooperative banks), commercial banks, credit unions, qualified CDFIs, and insurance companies that meet FHFA regulatory requirements. We are also authorized to lend to housing associates such as state housing finance agencies located in our district. Members (but not housing associates) are required to purchase and hold our capital stock as a condition of membership and for advances and certain other business activities transacted with us. Our capital stock is not publicly traded on any stock exchange and can only be transferred at par value of $100 per share. We are capitalized by retained earnings and the capital stock purchased by our members. Members may receive dividends, which are determined by our board of directors, and may request redemption or, at our sole discretion, repurchase of their capital stock at par value subject to certain conditions, as discussed further in Part II — Item 7 — Management's Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Capital. The U.S. government does not guarantee either the members' investment in or any dividend on our stock.

Oversight, Compliance with Government Regulations, Examinations, and Audit

Our business is subject to extensive regulation and supervision covering all key aspects of our business, and directly and indirectly affecting our product and service offerings, pricing, competitive position and strategic plan, relationship with members and third parties, capital structure, cash sources and uses, and information security practices. As discussed throughout this report, laws and regulations have a significant effect on key drivers of our results of operations, including, for example, our capital and liquidity, product and service offerings, risk management, and costs of compliance. For more information, see Part I — Item 1A — Risk Factors — We are subject to a complex body of laws and regulations, as well as U.S. government monetary and fiscal policies, which could change in a manner detrimental to our business operations and/or financial condition.

The FHFA, by statute an independent agency in the executive branch of the U.S. government, supervises and regulates the FHLBanks. The FHFA is financed through assessments on the entities it regulates, which include the FHLBanks, as discussed under Part II — Item 8 — Financial Statements — Notes to the Financial Statements — Note 2 — Summary of Significant Accounting Policies — FHFA Expenses.

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

The FHFA conducts an annual examination and other periodic reviews of our operations to assess our safety and soundness as well as our compliance with statutory and regulatory requirements and requires ongoing reporting of specific information through the issuance of special data requests. We are prohibited by FHFA regulations from disclosing the results of the FHFA's examinations and reviews. However, information from those examinations and reviews could become publicly available either through the FHFA or through the FHFA's Office of Inspector General.

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

The Comptroller General of the United States has authority under the FHLBank Act to audit or examine the FHFA and the Bank and to decide the extent to which each fairly and effectively fulfills the purposes of the FHLBank Act. Furthermore, the Government Corporations Control Act provides that the Comptroller General may review any audit of the financial statements conducted by an independent registered public accounting firm. If the Comptroller General conducts such a review, then the results and any recommendations must be reported to Congress, the OMB, and the FHLBank in question. The Comptroller General may also conduct his or her own audit of our financial statements.

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

Available Information

Our website, www.fhlbboston.com, provides a link to the section of the Electronic Data Gathering and Reporting (EDGAR) website, as maintained by the SEC, containing all reports electronically filed, or furnished, including our annual reports on Form 10-K, our quarterly reports on Form 10-Q, and our current reports on Form 8-K as well as any amendments to such reports. Specific links to our annual reports on Form 10-K and quarterly reports on Form 10-Q are made available free of charge through our website as soon as reasonably practicable after electronically filing or being furnished to the SEC. In addition, the SEC’s EDGAR website, which contains our periodic and current reports and other information regarding our electronic filings may be accessed directly at http://www.sec.gov. The Bank's and the SEC's website addresses have been included as inactive textual references only. Information on those websites is not part of this report.

Human Capital Resources

Our human capital is a significant contributor to the success of our strategic business objectives. In managing our human capital, we focus on our workforce profile and the various programs and philosophies described below.

Workforce Profile

Our workforce is primarily comprised of corporate employees, with our principal operations in Boston, Massachusetts. As of December 31, 2025, we had 214 full-time employees and no part-time employees. We employ temporary personnel to supplement our workforce as business needs arise. As of December 31, 2025, the average tenure of our employees was 11.5 years. Since 2023 we continue to add to our workforce in key positions throughout the Bank designed to mitigate against risks attendant to a leanly staffed workforce by maintaining capacity of individuals, increasing redundancy, and facilitating knowledge transfer for anticipated departures. We strive to both develop talent from within the organization and supplement with external hires. We believe that developing talent internally results in institutional strength and continuity and promotes loyalty and commitment in our employee base, which furthers our success, while adding new employees contributes to new ideas and continuous improvement. There are no collective bargaining agreements with our employees.

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

Membership

Table 1 - Number of Members by Institution Type

	December 31,
	2025	2024	2023
Commercial banks	43	47	49
Credit unions	158	160	159
Insurance companies	85	80	79
Savings institutions	131	137	137
CDFI, non-depository institutions	2	3	3
Total members	419	427	427

As of December 31, 2025, 2024, and 2023, 63.2 percent, 66.5 percent, and 65.8 percent, respectively, of our members had outstanding advances with us. These usage rates are calculated excluding housing associates and other nonmember borrowers. While eligible to borrow, housing associates are not members and, as such, cannot hold our capital stock. Other nonmember borrowers consist of institutions that are former members or that have acquired former members and assumed the advances and capital stock held by those former members. These other nonmember borrowers are required to hold capital stock to support outstanding advances with us until those advances are paid off. In addition, nonmember borrowers are required to deliver all required collateral to us or our safekeeping agent until all outstanding advances are paid off. Other than housing associates, nonmember borrowers may not request new advances and are not permitted to extend or renew any advances they have assumed.

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

Economic Conditions

While our membership is limited to institutions with a principal place of business located in our district, both U.S. national and New England economic conditions, particularly in the housing market, impact our results of operations, financial condition, and future prospects. For example, demand for advances is influenced in part by factors such as the level of our members' deposits, which serve as liquidity alternatives to advances, and demand for residential mortgage loans, which members can generally use as collateral for advances. For information on some of the economic factors that have impacted us in 2025 and are expected to impact us in 2026, see Part II — Item 7 — Management's Discussion and Analysis of Financial Condition and Results of Operations — Economic Conditions.

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

We had 265 members, five housing associates, and four nonmember institutions with advances outstanding as of December 31, 2025. For information on trends in demand for advances, see Part II — Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition — Advances.

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

Targeted Housing and Community Investment Programs. We currently offer several solutions that are targeted to meet the affordable housing and economic development needs of communities that our members serve. These programs include the AHP, the Equity Builder Program (EBP), Community Development Advances (CDAs), the New England Fund (NEF), JNE, HOW, LUH, MPF Permanent Rate Buydown, CDFI Advance, and disaster relief program. The table below provides a description of each program.

Table 2 - Targeted Housing and Community Investment Programs

Program	Description
Statutorily Mandated Subsidy Programs(1):
AHP	Subsidies in the form of direct grants or subsidized advances issued at interest rates below our funding cost (AHP advances) to help fund affordable housing projects that are directly sponsored by members. AHP funds are required to be used for homeownership for households with incomes at or below 80 percent of the median income for the area, or rental housing in which 20 percent of the units are for households with incomes that do not exceed 50 percent of the median income for the area. Program funds must be used for the direct costs to acquire, construct, or rehabilitate affordable housing.

EBP	Offers members grants to provide households with incomes at or below 80 percent of the area median income with down-payment, closing-cost, homebuyer counseling, and rehabilitation assistance. EBP is funded with a portion of the AHP assessment.

Statutorily-Mandated Non-Subsidized Advances for Community Investment Programs:
CDAs	Discounted advances offered at interest rates that are lower than our regular advance products for the purpose of helping our members fund community development efforts, such as supporting the growth of small businesses, and the development or renovation of roads and schools and expanding affordable housing for individuals with incomes at or below defined percentages of area median income.

NEF	Advances that are targeted to housing initiatives that benefit households with incomes at or below 80 percent of the area median income in support of inclusionary zoning efforts in ownership and rental projects.

Discretionary Housing and Community Investment Programs(2):
JNE	Provides subsidized advances to members to support low-cost lending to small businesses in New England that create and/or retain jobs, or otherwise contribute to overall economic development activities.

HOW	Enables members to provide down payment assistance to households with incomes above 80 percent up to 120 percent of the area median income.

LUH	Program established in accordance with the Equal Credit Opportunity Act and the Consumer Financial Protection Bureau’s Regulation B designed to increase the opportunity for first-generation homebuyers with incomes up to 120 percent of the area median income to purchase a home.

MPF Permanent Rate Buydown	Enables our participating financial institutions that utilize the MPF Program to reduce interest rates paid by income-eligible borrowers. Eligible borrowers with incomes up to 80 percent of area median income can qualify for the product.

CDFI Advance	Provides subsidized advances enabling members to provide low-cost capital to certified, non-depository CDFIs to support the development of affordable housing, job creation/small business growth, and the expansion of community facilities in distressed communities throughout New England.

Disaster Relief Program	To the extent a federal or state disaster is declared in New England, this program provides mortgage assistance to homeowners with income at or below 100 percent of the area median income and small businesses as defined at 15 U.S.C. 632(a).
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

We also leverage our capital to enhance our income and further support our contingent liquidity needs and mission by maintaining a longer-term investment portfolio. This portfolio includes debentures issued or guaranteed by the U.S. Treasury, U.S. government agencies and instrumentalities, as well as supranational institutions, and mortgage-backed securities (MBS) that are issued by GSEs and U.S. government agencies. In accordance with our policy all such securities must be between FHFA 1 and FHFA 4 to be considered investment quality, based on an internal rating scale of FHFA1 through FHFA7, reflecting progressively lower credit quality and FHFA 1 being the highest credit quality. The internal rating categories of FHFA1 through FHFA4 are considered to be investment quality. We also may purchase securities issued by state or local housing-finance agencies (HFAs) that meet an internal rating requirement of at least FHFA2. The long-term investment portfolio is intended to provide us with higher returns than those available in the short-term money markets.

Under our regulatory authority to purchase MBS, additional investments in MBS and asset-backed securities (ABS) are prohibited if our investments in such securities would cause the outstanding balance to exceed 300 percent of capital at the time of purchase, or would cause the total amount of purchases within a calendar quarter to exceed 50 percent of capital. Capital for this calculation is defined as capital stock, mandatorily redeemable capital stock, and retained earnings. On December 31, 2025, and 2024, our MBS and ABS holdings represented 287 percent and 264 percent of capital, respectively, and purchases remained below 50 percent of capital in all quarters of 2025 and 2024.

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

The core mission achievement advisory bulletin provides the FHFA’s expectations about the content of each FHLBank’s strategic plan based on its ratio, as follows:

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

Table 3 - Primary Mission Achievement Ratio
(dollars in thousands)

	For the Year Ended December 31,
Average par value for the year ended	2025	2024
Advances	$43,125,852	$41,193,981
Mortgage loans held for portfolio	3,933,191	3,317,835
Primary mission assets	$47,059,043	$44,511,816

Consolidated obligations	$70,293,714	$64,278,724
Less: U.S. Treasury obligations	(5,636,986)	(6,250,000)
Consolidated obligations less U.S. Treasury obligations	$64,656,728	$58,028,724

Primary mission achievement ratio	72.8%	76.7%

Mortgage Loan Finance. We participate in the MPF Program, which is a secondary mortgage market structure under which we either invest in or, for fees, facilitate third party investors' investment in eligible mortgage loans (referred to as MPF loans) from FHLBank members, referred to as "participating financial institutions." MPF loans are fixed rate, residential mortgage loans that are either conventional (conventional mortgage loans) or insured or guaranteed by the Federal Housing Administration (the FHA), the U.S. Department of Veterans Affairs (the VA), the Rural Housing Service of the U.S. Department of Agriculture (RHS), or the U.S. Department of Housing and Urban Development (HUD) (government mortgage loans) and are secured by one- to four-family residential properties with original maturities ranging from five years to 30 years or participations in such mortgage loans. For information on trends in the size of the program in 2025, see Part II — Item 7 — Management's Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition — Mortgage Loans.

A variety of MPF loan products have been developed to meet the differing needs of participating financial institutions. We have offered our members MPF Original, MPF 125, MPF Plus, MPF 35, MPF Government, MPF Government MBS and MPF Xtra, each being closed-loan products in which we (or a third party investor in the case of MPF Xtra or MPF Government MBS) invest in MPF loans that have been acquired or have already been closed by a participating financial institution with its own funds. The products have different credit-risk-sharing characteristics based upon the different levels for the first loss account and credit-enhancement and the types of credit-enhancement fees (performance-based, fixed amount, or none). In the case of MPF Xtra and MPF Government MBS, each product facilitates the investment in MPF loans by third party investors for which we are paid fees and under which the related credit and market risks are transferred to the investors. There are no first loss account, credit-enhancement, or credit-enhancement fees for MPF Xtra and MPF Government MBS because the loans are sold to third parties that assume the embedded credit risk. For government mortgage loans, participating financial institutions provide the required credit-enhancement by delivering loans that are guaranteed or insured by a department or agency of the U.S. government.

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

The MPF Provider also maintains the infrastructure through which MPF Banks may purchase MPF loans through their participating financial institutions, including publication and maintenance of the MPF Program’s requirements for participation (collectively, the MPF guides).

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

COs, consisting of bonds and discount notes, represent our primary source of debt to fund advances, purchases of mortgage loans, and investments. All COs are issued on behalf of one or more FHLBanks (as the primary obligors for the specified issuance) through the Office of Finance, but all COs are the joint and several obligations of all of the FHLBanks. COs are not obligations of the U.S. government and are not guaranteed by the U.S. government or any government agency. As of February 28, 2026, Moody's Investors Service Inc. (Moody's) rated COs Aa1/P-1, and Standard & Poor’s Financial Services LLC (S&P) rated them AA+/A-1+. The GSE status of the FHLBanks and the ratings of the COs have historically provided the FHLBanks with ready capital market access. For information on the market for COs during the period covered by this report, see Part II — Item 7 — Management's Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Debt Financing — Consolidated Obligations.

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

CO Discount Notes. CO discount notes are short-term obligations issued at a discount to par with no coupon. Terms range from overnight up to one year. We generally participate in CO discount note issuance on a daily basis as a means of funding short-term assets and managing our short-term funding gaps. Each FHLBank submits commitments to issue CO discount notes in specific amounts with specific terms to the Office of Finance, which in turn, aggregates these commitments into offerings to securities dealers. Such commitments may specify yield limits, above which we will not accept funding. CO discount notes are sold either at auction on a scheduled basis or through a direct bidding process on an as-needed basis through a group of dealers known as the selling group, who may turn to other dealers to assist in the ultimate distribution of the securities to investors.

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

We were in compliance with this FHFA regulation as of December 31, 2025 and 2024.

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

Total Stock-Investment Requirement (TSIR). Each member is required to satisfy its TSIR at all times.The TSIR is an amount of stock equal to its ABSIR plus its MSIR rounded up to the nearest whole share. Any stock held by a member in excess of its TSIR is referred to as excess stock. On December 31, 2025, members and nonmembers with capital stock outstanding held excess capital stock totaling $35.0 million, representing approximately 1.8 percent of total capital stock outstanding.

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

Repurchase of Excess Stock. Our Capital Plan provides us with the authority and sole discretion to repurchase excess stock from any shareholder at par value upon 15 days prior written notice to the member, unless a shorter notice period is agreed to in writing with the member, so long as the repurchase will not cause us to fail to meet any of our regulatory capital requirements or violate any other applicable limitation or prohibition. It is our practice to repurchase daily the excess stock held by any shareholder whose excess stock exceeds the lesser of $3.0 million or 3.00 percent of the shareholder’s TSIR, subject to a minimum repurchase of $100,000. We retain authority to suspend repurchases of excess stock from any member or all members without prior notice. In addition to daily repurchases, shareholders may request that we voluntarily repurchase excess stock shares at any time. In either case, we retain sole discretion over any voluntary repurchases of excess stock in accordance with our Capital Plan. The discretion to suspend repurchases or to decline a member’s repurchase request would most likely be exercised in one of two scenarios. In the first scenario, discretion would be exercised because the member’s financial condition or collateral position is such that we deem it necessary to retain excess stock to fully secure our credit exposure to the member. In the second scenario, discretion would be exercised to meet the liquidity or capital management needs of the Bank. During the year ended December 31, 2025, we repurchased $2.5 billion of excess capital stock, of which $1.0 million was mandatorily redeemable capital stock.

Statutory and Regulatory Restrictions on Capital-Stock Redemption and Repurchases. By law our stock is putable by the member. However, there are significant statutory and regulatory restrictions on our obligation to redeem a member's outstanding stock, including the following:

•We can only redeem stock investments that exceed a member's TSIR.

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

Retained Earnings. Our current minimum retained earnings limit is $1.5 billion and is discussed under Part II — Item 7 — Management's Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Internal Capital Practices and Policies — Minimum Retained Earnings Target.

As of December 31, 2025, our retained earnings totaled $2.0 billion. Of that amount, $554.6 million is in a restricted retained earnings account and is not available to pay dividends. Our Capital Plan and a joint capital enhancement agreement (as amended, the Joint Capital Agreement) among the FHLBanks require that we allocate a certain percent of net income, at least 20 percent, to the restricted retained earnings account until the total amount in the restricted retained earnings account is at least equal to 1.0 percent of the daily average carrying value of our outstanding total COs (excluding fair-value adjustments) for the calendar quarter. At December 31, 2025, our contribution requirement totaled $651.6 million. Any amount of restricted retained earnings that exceeds 150 percent of the contribution requirement may be reclassified to unrestricted retained earnings. For additional information on restricted retained earnings and the Joint Capital Agreement, see Part II — Item 5 — Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities and Item 7 — Management's Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Internal Capital Practices and Policies — Restricted Retained Earnings and the Joint Capital Agreement.

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

AHP Assessment

Annually, the FHLBanks collectively must set aside for the AHP the greater of $100 million or 10 percent of the current year's net income before interest expense associated with mandatorily redeemable capital stock and the assessment for AHP (net earnings). For the year ended December 31, 2025, our AHP assessment was $25.2 million. In addition to the required assessment, our board of directors may elect to make voluntary contributions to the AHP. Our board of directors approved a voluntary contribution of $7.4 million for 2025, resulting in a total combined contribution amount of $32.6 million for the year.

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

Our primary business is providing liquidity to our members by making advances to, and purchasing residential mortgage loans from, our members. As can happen from time-to-time, the availability to our members of alternative liquidity sources, with terms that may be more attractive than the terms of products we offer, may significantly decrease the demand for our advances and/or loan purchases. Further, any changes we make in the pricing of our advances or for residential mortgage loans in an effort to compete effectively with these competitive funding sources could decrease the profitability of advances and purchased loans, which could reduce earnings. More generally, a decrease in the demand for advances and/or loan purchases, or a decrease in the profitability of advances and/or mortgage loan investments, could adversely impact our financial condition and results of operations.

The loss of large members could result in lower demand for our products and services.

As of December 31, 2025, our five largest stock-holding members held 29.5 percent of our advances and 25.5 percent of our capital stock. The loss of large members or a significant reduction in the level of business they conduct with us would likely lower overall demand for our products and services in the future and adversely impact our performance.

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

The FHLBanks are GSEs, organized under the authority of the FHLBank Act, and as such, are governed by federal laws and by regulations promulgated, adopted, and applied by the FHFA, by statute an independent agency in the executive branch of the U.S. government that regulates the FHLBanks, Fannie Mae, and Freddie Mac. Congress may amend the FHLBank Act or other statutes in ways that significantly affect (1) the rights and obligations of the FHLBanks and (2) the manner in which the FHLBanks carry out their mission and business operations. New or modified legislation enacted by Congress or regulations adopted by the FHFA or other financial services regulators could adversely impact our ability to conduct business or the cost of doing business.

We note continuing developments in the current federal executive administration’s and the FHFA’s areas of focus and regulatory priorities that may result in potential changes to our regulatory environment, including without limitation, as discussed in Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Legislative and Regulatory Developments. We cannot predict changes in legislative or regulatory requirements or guidance, or any new legislation or regulations, or how they might impact our business or operations. We also cannot predict the federal executive administration’s or the FHFA’s actions on U.S. housing finance and government-sponsored enterprises, including actions taken relating to large institutional investor purchases of single family homes, actions regarding the revision or end of conservatorships of Fannie Mae and Freddie Mac or potential reforms or enhancements to their capital structure, the imposition of new requirements or limitations on their existing authorities or changes in the nature of their government backed guarantees, or any corresponding impacts to the FHLBank System, the secondary mortgage and mortgage-backed securities market, or the mortgage industry. Any such changes, as well as any resulting increased scrutiny of us and the FHLBank System and its mission and activities, however, could materially affect our business operations, results of operations and reputation, and the value of FHLBank membership.

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

Historically, our board of directors has varied dividend declarations based on our financial condition, performance, outlook and economic environment. Throughout 2025, our board maintained dividends at a consistent level relative to short-term interest rates, as represented by SOFR. If our financial performance or condition were to deteriorate significantly in the future, our board of directors could determine to reduce or eliminate dividends.

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

Negative information about us or any other FHLBank, such as material losses or increased risk of losses, could adversely impact our cost of funds. More broadly, negative information about housing GSEs, in general, from sources such as, but not limited to NRSROs, the FHFA, and its Office of Inspector General, and other political scrutiny, could adversely impact our financial condition and results of operation.

The FHLBanks issue highly rated agency debt to fund their operations. Negative announcements about or by the FHLBanks, or any of the housing GSEs, concerning topics such as accounting problems, risk-management issues, and regulatory enforcement actions may create pressure on debt pricing for all GSEs, as investors have perceived such instruments as bearing increased risk.

Any negative information or other factors could result in the FHLBanks having to pay a higher rate of interest on COs to make them attractive to investors. If we maintain our existing pricing on our advances products and other services notwithstanding increases in CO interest rates, the spreads we earn would fall adversely impacting our results of operations. If, in response to this decrease in spreads, we change the pricing of our advances, the advances may be less attractive to members, and the amount of new advances and our outstanding advance balances may decrease. In either case, the increased cost of issuing COs could adversely impact our financial condition and results of operations. Moreover, such negative information could deter prospective members from becoming members and could adversely impact our financial condition and results of operations.

We could fail to meet our minimum regulatory capital requirements or maintain a capital classification of "adequately capitalized," or we could be subject to enforcement action, any of which could result in prohibitions on dividends, excess stock repurchases, or capital stock redemptions, additional regulatory prohibitions, and/or could adversely impact our results of operations.

We are required to satisfy certain minimum regulatory capital requirements, including risk-based capital requirements and certain regulatory capital and leverage ratios, and are subject to the FHFA's regulation on FHLBank capital classification and critical capital levels (the Capital Rule), as described in Part II — Item 7 — Management's Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Capital. Any failure to satisfy these requirements would result in our becoming subject to certain capital restoration requirements and being prohibited from paying dividends and redeeming or repurchasing capital stock without the prior approval of the FHFA, which could adversely affect our members' investment in our capital stock.

The Capital Rule, among other things, establishes criteria for four capital classifications and corrective action requirements for FHLBanks that are classified in any classification other than adequately capitalized. An adequately capitalized FHLBank is one that has sufficient permanent and total capital to satisfy its risk-based and minimum capital requirements. We satisfied these requirements on September 30, 2025. However, pursuant to the Capital Rule, the FHFA has discretion to reclassify an FHLBank and modify or add to corrective action requirements for a particular capital classification. If we become classified into a capital classification other than adequately capitalized, we would be subject to the corrective action requirements for that capital classification in addition to being subject to prohibitions on declaring dividends and redeeming or repurchasing capital stock.

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

We are required to maintain liquidity in accordance with the FHLBank Act, FHFA regulations and guidance, and policies established by our management and board of directors, as discussed in Part II — Item 7 — Management's Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources. The requirement is designed to enhance our protection against temporary disruptions in access to the capital markets resulting from a rise in capital markets volatility. To satisfy this requirement, we maintain balances in shorter-term investments, which could earn lower interest rates than alternative investment options and could, in turn, adversely impact net interest income. To meet our liquidity requirements, we generally fund overnight or shorter-term advances with short-term discount notes that have maturities beyond the maturities of the related advances, thus potentially increasing our short-term advance pricing or reducing net income through lower net interest spread. To the extent such increased prices make our advances less competitive, advance levels and, therefore, our net interest income could be adversely impacted. Furthermore, any changes in regulatory liquidity requirements could adversely affect our financial condition and results of operations.

Failure to meet acquired member asset housing goals may materially adversely affect our business, results of operations and financial condition.

We are subject to FHFA-established affordable housing goals regarding our acquired member asset program that require a portion of the mortgage loans we purchase meet specified standards relating to affordability or location. If we do not meet our acquired member asset housing goals, we may be required to develop an FHFA approved housing plan with additional requirements that could have a material adverse effect on our results of operations and financial condition. For example, a housing plan may limit our ability to acquire more than a certain amount of mortgage loans that do not meet the FHFA's affordability criteria through our acquired member asset program or require that we pay a premium for mortgage loans that meet the FHFA's affordability criteria. In addition, the penalties for failure to comply with any such housing plan may include cease-and-desist orders and civil money penalties.

Natural or man-made disasters, including health emergencies, could have a material adverse effect on the Bank’s results of operations or financial condition.

The occurrence of natural disasters, war or other international conflict, civil unrest, political protest or instability, acts of terrorism, and health emergencies, including the spread of infectious diseases or a pandemic, the effects of climate change, or other unexpected or disastrous conditions, events, or emergencies could adversely affect our business, including demand for the Bank’s products and services and the value of our assets and member-pledged collateral. The effects of these unexpected or disastrous conditions, events, or emergencies could also disrupt general economic conditions and financial markets and interfere with our employees, our workplace, our vendors and service providers, the businesses of our members, and our counterparties and thus could impair our ability to manage our business, as well as our results of operations and financial condition.

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

During economic downturns or periods of significant economic and financial uncertainties, the number of our members or financial counterparties exhibiting financial stress may increase, which could expose us to additional member or other credit risks. Potential defaults on mortgage loans beyond what we have currently forecasted could cause an increase in our allowance for credit losses on mortgage loans.

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

For example, most of our information systems are hosted with infrastructure-as-a-service (IaaS) or software-as-a-service (SaaS) providers on which we are reliant to provide a secure and stable operating environment for these systems. Any failure to provide such stability or security by the IaaS or SaaS providers could result in failures or interruptions in our ability to conduct business. As another example, our AHP, MPF, and certain collateral activities rely on the secure processing, storage, and transmission of private borrower information. We could experience an event where this information is exposed in several ways, including through unauthorized access to computer systems, computer viruses that attack our computer systems, software or networks, accidental delivery of information to an unauthorized party, loss of encrypted media containing this information, and similar circumstances at service providers with access to or possession of such information. Any of these events could result in significant financial losses, legal and regulatory sanctions, and reputational damage.

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

For example, in participating in the MPF Program, we rely on the FHLBank of Chicago in its capacity as the MPF Provider. Our investments in mortgage loans through the MPF Program account for 6.2 percent of our total assets as of December 31, 2025, and 5.1 percent of interest income for the year ended December 31, 2025. If the FHLBank of Chicago changes or ceases to operate the MPF Program or experiences a failure or interruption in its information systems and other technology in its operation of the MPF Program, our mortgage-investment activities could be adversely impacted, and we could experience a related decrease in net interest margin, financial condition, and profitability. In the same way, we could be adversely impacted if the FHLBank of Chicago's third-party vendors engaged in the operation of the MPF Program were to experience operational or technological difficulties.

The use of artificial intelligence and machine learning within products or services that we use or that are used by our third-party service providers presents risks, including the potential for outages, inefficiencies, data loss, and bias or errors in the technology’s analysis and conclusions while the technology and our use of the technology matures. As a new technology, use of artificial intelligence by us or our third-party service providers without sufficient controls, governance, and risk management may result in increased risks across all of our risk categories and negatively impact our business, financial condition, and results of operations.

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

For example, we use models to assist in our determination of the fair values of financial instruments. The degree of management judgment involved in determining the fair value of a financial instrument is dependent upon the availability of quoted market prices or observable market pricing parameters. For financial instruments that are actively traded and have quoted market prices or parameters readily available, there is little to no subjectivity in determining fair value. If market quotes are not available, fair values are based on discounted cash flow analyses using market estimates of discount rates, forward interest rates, and volatility. Pricing models and changes in their underlying assumptions are based on our best estimates for discount rates, prepayments, market volatility, and other factors. These assumptions could have a significant effect on the reported fair values of assets and liabilities, including derivatives, the related income and expense, and the expected future behavior of assets and liabilities. While the models we use to value instruments and measure risk exposures are subject to periodic validation by our staff and by independent parties, rapid changes in market conditions in the interim could impact our financial position. The use of different models and assumptions, as well as changes in market conditions, could significantly impact our financial condition and results of operations.

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

In alignment with industry standards, such as the National Institute of Standards and Technology (NIST) Cybersecurity Framework, and FHFA regulatory guidance, we have implemented processes for assessing, identifying, and managing cybersecurity risk through a layered approach throughout our environment and in our service provider arrangements, including SaaS and IaaS engagements. We endeavor to continuously develop our policies and practices to mitigate our exposure to cybersecurity risks given, among other things, the evolving natures of these risks, the involvement of uncontrollable circumstances, such as fires or flooding, and our role in the financial services industry and the broader economy. Our cybersecurity risk-mitigating processes include, but are not limited to the following: performing regular risk assessments to identify, understand, and prioritize risks from cybersecurity threats; the implementation of firewalls, anti-virus software, and real-time network monitoring; the deployment of software updates to address security vulnerabilities; maintaining a vulnerability management program to timely identify and remediate cybersecurity risks; and periodic employee training to educate employees on how to identify and avoid various forms of social engineering.

We also maintain a business continuity program designed to ensure that resources and plans are in place to protect the Bank from potential loss during a disruption. These business continuity resources and plans include, but are not limited to, maintaining a business continuity site to ensure continued operations, regular backing up of data and systems, testing our ability to operate on disaster recovery solutions, and annually reviewing department level business continuity procedures.

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

Cybersecurity Governance

Our director of information security provides regular reporting (at least quarterly) to the Risk Committee and the Technology Committee of our board of directors on topics such as threat intelligence, major cybersecurity risk areas and threats, technologies and best practices, and any cybersecurity incidents that may have impacted us, and more frequently if there is an ongoing cybersecurity incident. Our board of directors oversees our information security program through regular review of policies and principles, including our information security policy designed to establish clear management direction and commitment to preserve the confidentiality, integrity, and availability of all information technology assets, including data.

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

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The par value of our capital stock is $100 per share. Our stock is not publicly traded and can be purchased only by our members at par. As of February 28, 2026, 415 members and 9 nonmembers held a total of 18.8 million shares of our Class B stock.

Subject to regulatory limitations, dividends are solely within the discretion of our board of directors. The board of directors declared dividends during 2025, 2024, and 2023 as set forth in Table 4 below. Dividend rates are quoted in the form of an interest rate, which is then applied to each stockholder's daily average capital-stock-balance outstanding during the preceding calendar quarter to determine the dollar amount of the dividend that each stockholder will receive. The dividend rate was based upon a spread to average short-term interest rates experienced during the quarter.

Table 4 - Quarterly Dividends Declared
(dollars in thousands)

	2025			2024			2023
Dividends Declared in the Quarter Ending	Average Capital Stock (1) during preceding quarter	Dividend Amount (2)	Annualized Dividend Rate	Average Capital Stock (1) during preceding quarter	Dividend Amount (2)	Annualized Dividend Rate	Average Capital Stock (1) during preceding quarter	Dividend Amount (2)	Annualized Dividend Rate
March 31	$2,117,717	$41,202	7.74%	$1,957,708	$41,450	8.40%	$1,844,092	$31,003	6.67%
June 30	2,236,097	40,747	7.39	1,966,890	41,079	8.40	2,139,463	39,829	7.55
September 30	2,214,182	40,739	7.38	2,057,414	43,021	8.41	2,312,966	46,363	8.04
December 31	2,177,522	40,560	7.39	2,041,780	42,906	8.36	1,907,984	39,965	8.31
_________________________
(1)    Average capital stock amounts do not include average balances of mandatorily redeemable stock.
(2)    Dividend amounts do not include the interest expense on mandatorily redeemable stock.

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

We may not pay dividends in the form of capital stock or issue new excess stock to members if our excess stock exceeds 1.0 percent of our total assets or if the issuance of excess stock would cause our excess stock to exceed 1.0 percent of our total assets. At December 31, 2025, we had excess stock outstanding totaling $35.0 million or 0.1 percent of our total assets.

Dividends are declared and paid in accordance with a schedule adopted by the board of directors that enables our board of directors to declare each quarterly dividend after net income is known, rather than basing the dividend on estimated net income. For example, in 2025, quarterly dividends were declared in February, April, July, and October based on the immediately preceding quarter's net income and were paid on the second business day of the month that followed the month of declaration. We expect to continue this approach in 2026.

On February 13, 2026, our board of directors declared a cash dividend that was equivalent to an annual yield of 7.05 percent, the approximate daily average of SOFR for the fourth quarter of 2025 plus 300 basis points applied to the average daily balances of Class B shares outstanding for the fourth quarter of 2025. The dividend totaled $33.9 million and was paid on March 3, 2026. In declaring the dividend, the board of directors stated that it expects to follow this formula for declaring cash dividends through 2026, though a quarterly loss or a significant adverse event or trend could cause a dividend to be reduced or suspended.

We maintain a policy providing that retained earnings must be at least 4.0 percent of our total assets less outstanding capital stock plus the higher of (a) the risk-based capital requirement or (b) the economic capital requirement, and is determined monthly using rolling three-month averages. At December 31, 2025, we had total retained earnings of $2.0 billion, which exceeded the minimum retained earnings limit of $1.5 billion. If our balance of retained earnings is below our minimum retained earnings limit, the quarterly dividends may not exceed 40 percent of the prior quarter’s net income.

We maintain a policy establishing a minimum capital level in excess of regulatory requirements to provide further protection for our capital base. This adopted minimum capital level provides that we will maintain a minimum capital level equal to 4.0 percent of total assets plus an amount we measure as our risk exposure with 99 percent confidence using our economic capital model, an amount equal to $3.4 billion at December 31, 2025. Our permanent capital level was $3.9 billion at December 31, 2025, so we were in excess of this requirement by $544.3 million on that date. If necessary to satisfy this adopted minimum capital level, however, we will take steps to control asset growth and/or maintain capital levels, the latter of which may limit future dividends.

Our Capital Plan and the Joint Capital Agreement require us to allocate 20 percent of our net income to a separate restricted retained earnings account until the total amount in the restricted retained earnings account is at least equal to 1.0 percent of the daily average carrying value of our outstanding total COs (excluding fair-value adjustments) for the calendar quarter. As of December 31, 2025, $554.6 million of our retained earnings are amounts in the restricted retained earnings account compared with our total contribution requirement of $651.6 million at that date. Amounts in the restricted retained earnings account cannot be used to pay dividends. Any amount of restricted retained earnings that exceeds 150 percent of the contribution requirement may be reclassified to unrestricted retained earnings. No reclassification from restricted retained earnings to unrestricted retained earnings occurred during 2025.

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

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This report includes statements describing anticipated developments, projections, estimates, or predictions of ours that are “forward-looking statements.” These statements may involve matters related to, but not limited to, projections of revenues, income, earnings, capital expenditures, dividends, capital structure, or other financial items; repurchases of excess stock, our minimum retained earnings target, or the interest-rate environment in which we do business; statements of management’s plans or objectives for future operations; expectations of effects or changes in fiscal and monetary policies and our future economic performance; or statements of assumptions underlying certain of the foregoing types of statements. These statements may use forward-looking terminology such as, but not limited to, “anticipates,” “believes,” “continued,” “expects,” “plans,” “intends,” “may,” “could,” “estimates,” “assumes,” “should,” “will,” “likely,” or their negatives or other variations of these terms. We caution that, by their nature, forward-looking statements are subject to a number of risks or uncertainties, including the risk factors set forth in Part I — Item 1A — Risk Factors of this report and the risks set forth below. Actual results could differ materially from those expressed or implied in these forward-looking statements or could affect the extent to which a particular objective, projection, estimate, or prediction is realized. As a result, you are cautioned not to place undue reliance on such statements.

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
•political events, including legislative, regulatory, judicial, government actions, including government shutdowns and executive orders, or other developments that affect us, our members, investors in the consolidated obligations of the FHLBanks, the FHFA, the organization and structure of the FHLBank System, our ability to access the capital markets, or our counterparties, such as any GSE reforms, changes to the FHLBank Act, or changes to other statutes or regulations applicable to the FHLBanks;
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

EXECUTIVE SUMMARY

Net income decreased $63.9 million to $226.6 million for the year ended December 31, 2025, from $290.5 million for 2024. The decrease in net income was primarily due to a decrease of $56.2 million in net interest income after provision for credit losses, and an increase of $11.1 million in discretionary housing and community investment programs expense and voluntary affordable housing program contributions.

Net interest income after provision for credit losses for the year ended December 31, 2025, was $377.1 million, compared with $433.3 million for 2024. The $56.2 million decrease in net interest income after provision for credit losses was primarily driven by lower short-term interest rates, partially offset by increases of $2.0 billion, $710.4 million and $609.4 million in our average advances, average mortgage-backed securities, and average mortgage loan portfolios, respectively.

Total assets decreased $3.2 billion to $68.8 billion over the year ended December 31, 2025. At December 31, 2025, investment securities and short-term money-market investments totaled $25.2 billion, an increase of $2.7 billion from December 31, 2024, comprised primarily of a $3.5 billion increase in low-yielding short-term money market investments held on our balance sheet to manage our liquidity position, and a $697.6 million increase in mortgage-backed securities. Partially offsetting the increases to investments is a $1.5 billion decrease in U.S. Treasury obligations. Mortgage loans totaled $4.3 billion, an increase of $606.6 million from December 31, 2024. Advances totaled $38.8 billion at December 31, 2025, a decrease of $6.4 billion from December 31, 2024.

Our retained earnings grew to $2.0 billion at December 31, 2025, an increase of $63.3 million from December 31, 2024, equaling 2.9 percent of total assets at December 31, 2025. We continue to satisfy all regulatory capital requirements as of December 31, 2025.

On February 13, 2026, our board of directors declared a cash dividend that was equivalent to an annual yield of 7.05 percent on the average daily balance of capital stock outstanding during the fourth quarter of 2025. The yield is equivalent to the approximate daily average of SOFR for the fourth quarter of 2025 plus 300 basis points.

Our overall results of operations are influenced by the economy, interest rates, members’ demand for liquidity, and our ability to maintain sufficient access to funding at relatively favorable costs.

Generally, investor demand for high credit quality, fixed-income investments, including COs, continued to be strong relative to other investments. Yield spreads on CO debt relative to benchmark yields for comparable debt remained relatively stable during the period covered by this report. Our flexibility in utilizing various funding tools, in combination with a diverse investor base and our status as a government-sponsored enterprise, have helped provide reliable market access and demand for COs throughout fluctuating market environments and regulatory changes affecting dealers of and investors in COs. The Bank has continued to meet all funding needs during the year ended December 31, 2025.

Net Interest Margin and Spread

Net interest spread was 0.24 percent for the year ended December 31, 2025, a decrease of five basis points from the same period in 2024, and net interest margin was 0.50 percent, a decrease of 13 basis points from the year ended December 31, 2024. The decrease in net interest spread and margin was primarily attributable to the decrease in net interest income after provision for credit losses discussed above.

Housing and Community Investment Programs

In addition to our $25.2 million statutory assessment for the Affordable Housing Program, we made a $31.4 million contribution to our discretionary housing and community investment programs and a voluntary contribution of $7.4 million to the Affordable Housing Program for the year ended December 31, 2025. See — Housing and Community Investment Program Expenses below for additional information.

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

ECONOMIC CONDITIONS

Interest-Rate Environment

During the fourth quarter of 2025, the FOMC lowered the target range for the federal funds rate from a range of 400 to 425 basis points to a range of 350 to 375 basis points. As a result, the yield curve steepened during the quarter, reflecting declines in short-term interest rates while intermediate-term interest rates and long-term interest rates were relatively stable.

On January 28, 2026, the FOMC announced that it would maintain the federal funds rate in a target range of 350 to 375 basis points. The FOMC stated that in considering any additional adjustments to the target range for the federal funds rate, the FOMC will carefully assess incoming data, the evolving outlook, and the balance of risks. The FOMC also stated it is strongly committed to supporting maximum employment and returning inflation to its two percent objective.

Table 5 - Key Interest Rates(1)

	2025		2024		2023
	Ending	Average	Ending	Average	Ending	Average
SOFR	3.87%	4.24%	4.49%	5.15%	5.38%	5.01%
Federal funds effective rate	3.64%	4.21%	4.33%	5.15%	5.33%	5.03%
3-month U.S. Treasury yield	3.63%	4.15%	4.31%	5.09%	5.33%	5.17%
2-year U.S. Treasury yield	3.47%	3.82%	4.24%	4.38%	4.25%	4.60%
5-year U.S. Treasury yield	3.73%	3.92%	4.38%	4.13%	3.85%	4.06%
10-year U.S. Treasury yield	4.17%	4.29%	4.57%	4.21%	3.88%	3.96%
________________
(1)    Source: Bloomberg

SELECTED FINANCIAL DATA

We derived the selected results of operations for the years ended December 31, 2025, 2024, and 2023, and the selected statement of condition data as of December 31, 2025 and 2024, from financial statements included elsewhere herein. We derived the selected results of operations for the years ended December 31, 2022 and 2021, and the selected statement of condition data as of December 31, 2023, 2022, and 2021, from financial statements not included herein. This selected financial data should be read in conjunction with the financial statements and the related notes appearing in this report.

Table 6 - Selected Financial Data
(dollars in thousands)

	December 31,
	2025	2024	2023	2022	2021
Statement of Condition
Total assets	$68,812,649	$71,992,966	$67,142,274	$62,897,549	$32,545,292
Investments(1)	25,206,343	22,499,068	21,167,632	17,918,781	16,372,499
Advances	38,762,563	45,163,175	41,958,583	41,599,581	12,340,020
Mortgage loans held for portfolio, net(2)	4,285,722	3,679,150	3,059,331	2,758,429	3,120,159
Deposits and other borrowings	915,299	877,081	922,879	655,487	884,032
Consolidated obligations:
Bonds	42,429,753	48,192,171	40,248,743	31,565,543	26,613,032
Discount notes	21,196,160	18,546,504	22,000,546	26,975,260	2,275,320
Total consolidated obligations	63,625,913	66,738,675	62,249,289	58,540,803	28,888,352
Mandatorily redeemable capital stock	4,122	5,086	6,083	10,290	13,562
Class B capital stock outstanding-putable(3)	1,936,610	2,195,167	2,042,453	2,031,178	953,638
Unrestricted retained earnings	1,421,472	1,403,455	1,339,546	1,290,873	1,179,986
Restricted retained earnings	554,561	509,245	451,154	399,695	368,420
Total retained earnings	1,976,033	1,912,700	1,790,700	1,690,568	1,548,406
Accumulated other comprehensive (loss) income	(133,304)	(255,022)	(294,539)	(306,425)	28,967
Total capital	3,779,339	3,852,845	3,538,614	3,415,321	2,531,011
Results of Operations
Net interest income after provision for credit losses	$377,100	$433,286	$375,232	$282,291	$212,163
Other income (loss), net	15,940	12,447	14,804	13,644	(46,882)
Other expense	141,248	122,956	104,096	91,203	88,081
AHP assessments	25,211	32,322	28,648	20,521	7,739
Net income	$226,581	$290,455	$257,292	$184,211	$69,461
Other Information
Dividends declared	$163,248	$168,455	$157,160	$42,049	$19,697
Dividend payout ratio	72.05%	58.00%	61.08%	22.83%	28.36%
Weighted-average dividend rate(4)	7.47	8.40	7.67	3.53	1.66
Return on average equity(5)	5.89	7.99	7.33	6.47	2.62
Return on average assets	0.30	0.42	0.37	0.37	0.19
Net interest margin(6)	0.50	0.63	0.55	0.57	0.60
Average equity to average assets	5.09	5.20	5.03	5.68	7.43
Total regulatory capital ratio(7)	5.69	5.71	5.72	5.93	7.73
_______________________
(1)Investments include available-for-sale securities, held-to-maturity securities, trading securities, interest-bearing deposits, securities purchased under agreements to resell and federal funds sold.
(2)The allowance for credit losses for mortgage loans amounted to $2.6 million, $2.2 million, $2.0 million, $1.9 million, and $1.7 million, as of December 31, 2025, 2024, 2023, 2022, and 2021, respectively.
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

(7)Total regulatory capital ratio is capital stock (including mandatorily redeemable capital stock) plus total retained earnings as a percentage of total assets. See Part II — Item 8 — Financial Statements — Notes to the Financial Statements — Note 12 — Capital.

RESULTS OF OPERATIONS

The following table presents the Bank’s significant statements of operations line items for the years ended December 31, 2025, 2024, and 2023 and information regarding the changes during those year is provided below.

Table 7 - Statements of Operations Summary
(dollars in thousands)

				Change
	For the Year Ended December 31,			2025 vs. 2024		2024 vs. 2023
	2025	2024	2023	Amount	Percent	Amount	Percent
Net interest income after provision for credit losses	$377,100	$433,286	$375,232	$(56,186)	(13.0)%	$58,054	15.5%
Noninterest income	15,940	12,447	14,804	3,493	28.1	(2,357)	(15.9)
Noninterest expense	141,248	122,956	104,096	18,292	14.9	18,860	18.1
AHP assessment	25,211	32,322	28,648	(7,111)	(22.0)	3,674	12.8
Net Income	$226,581	$290,455	$257,292	$(63,874)	(22.0)%	$33,163	12.9%

Net income decreased $63.9 million to $226.6 million for the year ended December 31, 2025, from $290.5 million for 2024. The decrease in net income was primarily due to a decrease of $56.2 million in net interest income after provision for credit losses, and an $11.1 million increase in discretionary housing and community investment programs expense and voluntary affordable housing program contributions.

Net interest income after provision for credit losses for the year ended December 31, 2025, was $377.1 million, compared with $433.3 million for 2024. The $56.2 million decrease in net interest income after provision for credit losses was primarily driven by lower short-term interest rates, partially offset by increases of $2.0 billion, $710.4 million and $609.4 million in our average advances, average mortgage-backed securities, and average mortgage loan portfolios, respectively.

Table 8 presents major categories of average balances, related interest income/expense, and average yields/rates for interest-earning assets and interest-bearing liabilities. Our primary source of earnings is net interest income, which is the interest earned on advances, mortgage loans, and investments less interest paid on COs, deposits, and other sources of funds.

Table 8 - Net Interest Spread and Margin
(dollars in thousands)

	For the Year Ended December 31,
	2025			2024			2023
	Average Balance	Interest Income / Expense	Average Yield/Rate(1)	Average Balance	Interest Income / Expense	Average Yield/Rate(1)	Average Balance	Interest Income / Expense	Average Yield/Rate
Assets
Advances	$43,064,020	$1,939,045	4.50%	$41,056,756	$2,142,343	5.22%	$42,159,728	$2,113,732	5.01%
Interest-bearing deposits	2,430,016	104,096	4.28	2,649,478	139,108	5.25	2,847,402	145,358	5.10
Securities purchased under agreements to resell	3,605,797	153,190	4.25	1,358,943	70,504	5.19	1,980,425	99,404	5.02
Federal funds sold	5,112,124	219,706	4.30	3,800,153	198,834	5.23	3,941,871	200,021	5.07
Investment securities(1)	16,898,365	778,260	4.61	16,610,426	940,561	5.66	14,708,175	798,290	5.43
Mortgage loans(1)(2)	3,966,666	172,621	4.35	3,357,259	131,258	3.91	2,846,178	93,198	3.27
Other earning assets	—	—	—	14	1	4.91	14,109	716	5.07
Total interest-earning assets	75,076,988	3,366,918	4.48	68,833,029	3,622,609	5.26	68,497,888	3,450,719	5.04
Other non-interest-earning assets	698,180			1,361,834			1,635,888
Fair-value adjustments on investment securities	(280,472)			(320,012)			(358,081)
Total assets	$75,494,696	$3,366,918	4.46%	$69,874,851	$3,622,609	5.18%	$69,775,695	$3,450,719	4.95%
Liabilities and capital
Consolidated obligations
Discount notes	$18,499,618	$778,909	4.21%	$19,079,836	$993,701	5.21%	$24,054,759	$1,200,138	4.99%
Bonds	51,309,091	2,184,982	4.26	44,326,807	2,159,454	4.87	38,788,537	1,837,365	4.74
Other interest-bearing liabilities	741,905	25,527	3.44	801,569	35,972	4.49	863,542	37,907	4.39
Total interest-bearing liabilities	70,550,614	2,989,418	4.24	64,208,212	3,189,127	4.97	63,706,838	3,075,410	4.83
Other non-interest-bearing liabilities	1,099,264			2,032,111			2,556,752
Total capital	3,844,818			3,634,528			3,512,105
Total liabilities and capital	$75,494,696	$2,989,418	3.96%	$69,874,851	$3,189,127	4.56%	$69,775,695	$3,075,410	4.41%
Net interest income		$377,500			$433,482			$375,309
Net interest spread			0.24%			0.29%			0.21%
Net interest margin			0.50%			0.63%			0.55%
_________________________
(1)    Average balances are reflected at amortized cost.
(2)    Nonaccrual loans are included in the average balances used to determine average yield.

Rate and Volume Analysis

Changes in both average balances (volume) and interest rates influence changes in net interest income and net interest margin. Table 9 summarizes changes in interest income and interest expense for the years December 31, 2025 and 2024. Changes in interest income and interest expense that are not identifiable as either volume or rate-related, but equally attributable to both volume and rate changes, have been allocated to the volume and rate categories based upon the proportion of the absolute value of the volume and rate changes.

Table 9 - Rate and Volume Analysis
(dollars in thousands)

	For the Year Ended December 31, 2025 vs. 2024			For the Year Ended December 31, 2024 vs. 2023
	Increase (Decrease) due to			Increase (Decrease) due to
	Volume	Rate	Total	Volume	Rate	Total
Interest income
Advances	$100,965	$(304,263)	$(203,298)	$(56,181)	$84,792	$28,611
Interest-bearing deposits	(10,864)	(24,148)	(35,012)	(10,308)	4,058	(6,250)
Securities purchased under agreements to resell	97,541	(14,855)	82,686	(32,142)	3,242	(28,900)
Federal funds sold	60,565	(39,693)	20,872	(7,311)	6,124	(1,187)
Investment securities	16,046	(178,347)	(162,301)	106,594	35,677	142,271
Mortgage loans	25,486	15,877	41,363	18,296	19,764	38,060
Other earning assets	(1)	—	(1)	(693)	(22)	(715)
Total interest income	289,738	(545,429)	(255,691)	18,255	153,635	171,890
Interest expense
Consolidated obligations
Discount notes	(29,425)	(185,367)	(214,792)	(257,194)	50,757	(206,437)
Bonds	316,355	(290,827)	25,528	268,566	53,523	322,089
Other interest-bearing liabilities	(2,526)	(7,919)	(10,445)	(2,767)	832	(1,935)
Total interest expense	284,404	(484,113)	(199,709)	8,605	105,112	113,717
Change in net interest income	$5,334	$(61,316)	$(55,982)	$9,650	$48,523	$58,173

Average Balance of Advances

The average balance of total advances increased by $2.0 billion, or 4.9 percent, for the year ended December 31, 2025, compared with the same period in 2024. This increase in the average balance of advances was primarily concentrated in variable-rate advances, partially offset by a decrease in long-term fixed rate and short-term fixed rate advances. We cannot predict future member demand for advances.

Average Balance of Investments

Average short-term money-market investments, consisting of interest-bearing deposits, securities purchased under agreements to resell, federal funds sold, and loans to other FHLBanks, increased $3.3 billion, or 42.8 percent, for the year ended December 31, 2025, compared with the same period in 2024, to manage our liquidity position and remain compliant with all regulatory guidance. The yield earned on short-term money-market investments is highly correlated to short-term market interest rates. As a result of decreases in the FOMC's target range for the federal funds rate in 2024 and in 2025, average yields on overnight federal funds sold decreased from 5.23 percent during the year ended December 31, 2024, to 4.30 percent during the year ended December 31, 2025, while average yields on securities purchased under agreements to resell decreased from 5.19 percent for the year ended December 31, 2024, to 4.25 percent for the year ended December 31, 2025.

Average investment-securities balances increased $287.9 million, or 1.7 percent for the year ended December 31, 2025, compared with the same period in 2024.

Average Balance of COs

Average CO balances increased $6.4 billion, or 10.1 percent, for the year ended December 31, 2025, compared with the same period in 2024. This increase consisted primarily of a $7.0 billion increase in CO bonds, offset by a $580.2 million decline in CO discount notes.

The average balance of CO discount notes represented approximately 26.5 percent of total average COs for the year ended December 31, 2025, compared with 30.1 percent of total average COs for the year ended December 31, 2024. The average balance of CO bonds represented 73.5 percent and 69.9 percent of total average COs outstanding during the years ended December 31, 2025 and 2024, respectively.

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

Table 10 provides a summary of the impact of derivatives and hedging activities on our earnings.

Table 10 - Effect of Derivative and Hedging Activities
(dollars in thousands)

	For the Year Ended December 31, 2025
Net Effect of Derivatives and Hedging Activities	Advances	Investments	Mortgage Loans	CO Bonds	CO Discount Notes	Total
Net interest income
Amortization / accretion of hedging activities (1)	$(1,055)	$48,443	$60	$11,514	$—	$58,962
Losses on designated fair-value hedges	(1,461)	(1,396)	—	(214)	—	(3,071)
Net interest settlements (2)	101,476	244,557	—	(301,952)	—	44,081
Price alignment interest (3)	(3,368)	(11,190)	—	810	—	(13,748)
Total net interest income	95,592	280,414	60	(289,842)	—	86,224

Net gains (losses) on derivatives and hedging activities
Losses on derivatives not receiving hedge accounting	—	—	—	—	(2,670)	(2,670)
Mortgage delivery commitments	—	—	1,251	—	—	1,251
Price alignment interest (3)	—	—	—	—	2,270	2,270
Net gains (losses) on derivatives and hedging activities	—	—	1,251	—	(400)	851

Total net effect of derivatives and hedging activities	$95,592	$280,414	$1,311	$(289,842)	$(400)	$87,075

	For the Year Ended December 31, 2024
Net Effect of Derivatives and Hedging Activities	Advances	Investments	Mortgage Loans	CO Bonds	CO Discount Notes	Total
Net interest income
Amortization / accretion of hedging activities (1)	$(880)	$2,035	$(102)	$8,710	$—	$9,763
Gains (losses) on designated fair-value hedges	2,241	5,209	—	(1,548)	—	5,902
Net interest settlements (2)	211,453	465,397	—	(580,642)	—	96,208
Price alignment interest (3)	(5,535)	(48,771)	—	1,482	—	(52,824)
Total net interest income	207,279	423,870	(102)	(571,998)	—	59,049

Net gains (losses) on derivatives and hedging activities
Gains on derivatives not receiving hedge accounting	15	—	—	—	156	171
Mortgage delivery commitments	—	—	(1,493)	—	—	(1,493)
Price alignment interest (3)	—	—	—	—	177	177
Net gains (losses) on derivatives and hedging activities	15	—	(1,493)	—	333	(1,145)

Total net effect of derivatives and hedging activities	$207,294	$423,870	$(1,595)	$(571,998)	$333	$57,904

	For the Year Ended December 31, 2023
Net Effect of Derivatives and Hedging Activities	Advances	Investments	Mortgage Loans	CO Bonds	CO Discount Notes	Total
Net interest income
Amortization / accretion of hedging activities (1)	$(1,701)	$—	$(237)	$(6,522)	$—	$(8,460)
(Losses) gains on designated fair-value hedges	(3,459)	(11,877)	—	1,370	—	(13,966)
Net interest settlements (2)	181,022	465,478	—	(639,270)	—	7,230
Price alignment interest (3)	(8,267)	(51,573)	—	1,505	—	(58,335)
Total net interest income	167,595	402,028	(237)	(642,917)	—	(73,531)

Net gains (losses) on derivatives and hedging activities
Gains on derivatives not receiving hedge accounting	2	—	—	—	—	2
Mortgage delivery commitments	—	—	(710)	—	—	(710)
Net gains (losses) on derivatives and hedging activities	2	—	(710)	—	—	(708)

Total net effect of derivatives and hedging activities	$167,597	$402,028	$(947)	$(642,917)	$—	$(74,239)
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

We are required to annually set aside a portion of our earnings for our Affordable Housing Program. These funds assist members serving very low-, low-, and moderate-income households and support community economic development. The Bank's net income for the year ended December 31, 2025, resulted in an accrual of $25.2 million to the AHP pool of funds that will be available to members in 2026. Contributions made to our discretionary housing and community investment programs reduce the Bank’s net income for the year, therefore reducing our statutory accrual of funds to the AHP pool. The Bank's board of directors made a voluntary AHP contribution of $7.4 million for the year ended December 31, 2025.

Table 11 - Statutory AHP Assessment and Voluntary AHP Contributions
(dollars in thousands)

	For the Year Ended December 31,
	2025	2024
Net income subject to AHP statutory assessment	$252,108	$323,217
Statutory AHP percentage	10%	10%
Statutory AHP assessment	25,211	32,322

AHP voluntary contribution	3,509	—
AHP supplemental contribution(1)	3,874	2,767
Total AHP voluntary and supplemental contributions	7,383	2,767
Total statutory and voluntary contribution to the AHP	$32,594	$35,089

Net income subject to AHP statutory assessment	$252,108	$323,217
Discretionary housing and community investment program expense	31,360	24,906
Total AHP voluntary and supplemental contributions	7,383	2,767
Net income subject to assessment, as adjusted	290,851	350,890
Statutory AHP percentage	10%	10%
AHP Assessment without discretionary housing and community investment expense and AHP voluntary contribution	29,085	35,089
AHP voluntary contribution	3,509	—
Total contribution to the AHP	$32,594	$35,089
________________________
(1)    The supplemental voluntary contribution to the AHP is the amount that restores the statutory AHP assessment amount to what it otherwise would have been in the absence of the voluntary AHP contribution and the discretionary housing and community investment contribution.

Discretionary housing and community investment program expenses are shown in the table below, by program.

Table 12 - Discretionary Housing and Community Investment Program Expenses
(dollars in thousands)

	For the Year Ended December 31,
Program	2025	2024
Affordable housing
Housing Our Workforce program	$7,320	$5,000
Lift Up Homeownership program	7,320	5,000
MPF permanent rate buy-down program	5,262	4,906

Economic development
Jobs for New England program	5,112	4,818

CDFIs
CDFI advance program	6,346	5,182
Total discretionary housing and community investment program expenses	$31,360	$24,906

FINANCIAL CONDITION

Advances

At December 31, 2025, the advances portfolio totaled $38.8 billion, a decrease of $6.4 billion from $45.2 billion at December 31, 2024.

Table 13 - Advances Outstanding by Product Type
(dollars in thousands)

	December 31, 2025		December 31, 2024
	Par Value	Percent of Total	Par Value	Percent of Total
Fixed-rate advances
Short-term	$11,210,295	28.9%	$10,604,134	23.4%
Long-term	8,530,500	22.0	11,909,336	26.3
Putable	6,965,970	17.9	7,488,170	16.5
Overnight	2,179,677	5.6	2,221,057	4.9
Amortizing	922,613	2.4	984,750	2.2
	29,809,055	76.8	33,207,447	73.3

Variable-rate advances
Simple variable (1)	8,989,242	23.2	12,065,070	26.7
Putable	—	—	15,000	—
All other variable-rate indexed advances	1,585	—	4,709	—
	8,990,827	23.2	12,084,779	26.7
Total par value	$38,799,882	100.0%	$45,292,226	100.0%
________________________
(1)    Includes floating-rate advances that may be contractually prepaid by the borrower on a floating-rate reset date without incurring prepayment or termination fees.

See Part II — Item 8 — Financial Statements — Notes to the Financial Statements — Note 6 — Advances for disclosures relating to redemption terms of advances.

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

Our depository members generally experienced modest deterioration in key financial metrics over the 12 months ending December 31, 2025, principally as a result of an increase in non-performing assets, partially offset by an improvement in net interest margin. Although interest rates decreased in late 2025, the sustained elevated interest rates, coupled with other economic events, such as potential effects of prolonged government shutdowns, over the past several years have caused a tenuous economic outlook. However, particularly in New England, the prospect of a recession in 2026 remains low. Aggregate nonperforming assets reported publicly by depository institution members in their regulatory filings increased modestly during the twelve months ending December 31, 2025, and were 0.64 percent of assets at December 31, 2025, compared to 0.56 percent at December 31, 2024. The overall financial condition of our insurance company members was stable over the 12 months ending December 31, 2025 except for our health insurance members, who continue to face challenges driven primarily by increased medical costs and increased utilization.

We experienced no member failures during 2025. All Bank members except for one had positive tangible capital as of December 31, 2025, measured in accordance with accounting principles generally accepted in the United States of America (GAAP), though higher interest rates present increased potential for more of our members (those that can experience material unrealized losses on available-for-sale securities) to have negative tangible capital. All extensions of credit to members are fully secured by eligible collateral as noted herein. However, we could incur losses if a member were to default, the value of the collateral pledged by the member declined to a point such that we were unable to realize sufficient value from the pledged collateral to cover the member’s obligations, and we were unable to obtain additional collateral to make up for the reduction in value of such collateral.

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

The following table presents a summary of the status of the credit outstanding and overall collateral borrowing capacity of the Bank’s borrowers as of December 31, 2025.

Table 14 - Credit Outstanding and Collateral Borrowing Capacity by Credit Category
(dollars in thousands)

	December 31, 2025
	Borrowers with Credit Outstanding
	Number		Other Credit Outstanding(1)	Total Credit Outstanding	Collateral Borrowing Capacity(2)
Borrower Credit Category		Advances			Total	Used
Member borrowers(3)
Credit Category-1	276	$36,950,055	$9,808,865	$46,758,920	$145,830,740	32.1%
Credit Category-2	33	1,514,083	43,449	1,557,532	3,238,539	48.1
Credit Category-3	11	242,749	66,375	309,124	731,570	42.3
Credit Category-4	—	—	—	—	—	—
Nonmember borrowers(4)
Former members	7	46,287	1,821	48,108	141,923	33.9
Housing associates	5	46,709	90	46,799	49,836	93.9
Total	332	$38,799,883	$9,920,600	$48,720,483	$149,992,608	32.5%
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

We have not recorded any allowance for credit losses on advances as of December 31, 2025, and December 31, 2024, for the reasons discussed in Part II — Item 8 — Financial Statements — Notes to the Financial Statements — Note 6 — Advances.

To mitigate the credit risk, market risk, liquidity risk, model risk, and operational risk associated with collateral, we discount the par value or market value of pledged collateral to establish the lending value. Collateral that we have determined to contain a low level of risk, such as U.S. government obligations, is discounted at a lower rate than collateral that carries a higher level of risk, such as commercial real estate mortgage loans. We periodically analyze the discounts applied to all eligible collateral types to verify that current discounts are sufficient to secure us against losses in the event of a borrower default.

We generally require our members and housing associates to execute a security agreement that grants us a blanket lien on all unencumbered assets of such borrowers that consist of, among other things: fully disbursed whole first-mortgage loans and deeds of trust constituting first liens against real property; U.S. federal, state, and municipal obligations; GSE securities; corporate debt obligations; commercial paper; funds placed in deposit accounts with us; such other items or property that are offered to us by the borrower as collateral; and all proceeds of all of the foregoing. In the case of insurance companies, housing associates, and CDFIs, in some instances we establish a specific lien instead of a blanket lien subject to additional safeguards including, among other things, larger haircuts on collateral. We protect our security interests in pledged assets by filing a Uniform Commercial Code (UCC) financing statement in the appropriate jurisdiction, or by taking possession or control of such collateral, or by taking other appropriate steps. such as delivering the security to an approved safekeeping agent or to be held by the borrower’s securities corporation in custodial account with us. We have control agreements with approved safekeeping agents which are intended to give us appropriate control over the related collateral. We conduct reviews of loan collateral pledged by borrowers to determine that the pledged collateral conforms to our eligibility requirements, and to adjust, if warranted, the lendable value of loan collateral pledged. We may conduct collateral reviews at any time. See Part II — Item 8 — Financial Statements — Notes to the Financial Statements — Note 6 — Advances for the types of assets we generally accept as collateral.

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

Table 15 - Top Five Advance-Borrowing Institutions
(dollars in thousands)

	December 31, 2025
Name	Par Value of Advances	Percent of Total Par Value of Advances	Weighted-Average Rate (1)
State Street Bank and Trust Company	$3,500,000	9.0%	4.06%
Webster Bank, N.A.	2,980,718	7.7	3.86
Citizens Bank, N.A.	2,013,387	5.2	3.92
Institution for Savings in Newburyport and its Vicinity	1,468,719	3.8	3.81
Hingham Institution for Savings	1,463,815	3.8	3.94
Total of top five advance-borrowing institutions	$11,426,639	29.5%

	December 31, 2024
Name	Par Value of Advances	Percent of Total Par Value of Advances	Weighted-Average Rate (1)
State Street Bank and Trust Company	$9,815,000	21.7%	4.84%
Webster Bank, N.A.	2,110,108	4.7	4.51
Massachusetts Mutual Life Insurance Company	2,100,000	4.6	1.78
Hingham Institution for Savings	1,497,000	3.3	4.34
Institution for Savings in Newburyport and its Vicinity	1,321,080	2.9	3.77
Total of top five advance-borrowing institutions	$16,843,188	37.2%
_______________________
(1)    Weighted-average rates are based on the contract rate of each advance without taking into consideration the effects of interest-rate-exchange agreements that we may use as hedging instruments.

Investments

At December 31, 2025, investment securities and short-term money-market instruments totaled $25.2 billion, an increase of $2.7 billion from $22.5 billion at December 31, 2024.

Short-term money-market investments increased $3.5 billion to $9.5 billion at December 31, 2025, compared with December 31, 2024. The increase was primarily attributable to an increase of $3.0 billion in securities purchased under agreements to resell and an increase of $454.0 million in federal funds sold.

Investment securities declined $840.7 million to $15.7 billion at December 31, 2025, compared with $16.5 billion at December 31, 2024.

Held-to-Maturity Securities

Certain investments for which we have both the ability and intent to hold to maturity are classified as held-to-maturity.

Table 16 - Held-to-Maturity Securities
(dollars in thousands)

	December 31,
	2025					2024
	Due in one year or less	Due after one year through five years	Due after five years through ten years	Due after ten years	Total Carrying Value	Total Carrying Value
MBS (1)
U.S. government guaranteed - single-family	$—	$—	$—	$2,374	$2,374	$2,738
GSEs - single-family	—	271	14,822	32,725	47,818	60,580
Total MBS	$—	$271	$14,822	$35,099	$50,192	$63,318
Yield on held-to-maturity securities (2)	—%	4.42%	5.95%	4.88%
________________________
(1)    Maturity ranges are based on the contractual final maturity of the security.
(2)    The weighted average yields are calculated as the sum of each debt security using the period end balances multiplied by the coupon rate adjusted by the effect of amortization and accretion of premiums and discounts, divided by the total debt securities in the applicable portfolio.

Available-for-Sale Securities

We classify certain investment securities as available-for-sale to enable liquidation at a future date or to enable the application of hedge accounting using interest-rate swaps. By classifying investments as available-for-sale, we can consider these securities to be a source of short-term liquidity, if needed. Additionally, we own certain fixed rate available-for-sale securities for which the interest earned is synthetically converted to a floating rate basis through the use of interest-rate swaps, a strategy we employ consistent with overall balance sheet management objectives and in alignment with variable rate funding.

Table 17 - Available-for-Sale Securities
(dollars in thousands)

	December 31,
	2025					2024
	Due in one year or less	Due after one year through five years	Due after five years through ten years	Due after ten years	Total Carrying Value	Total Carrying Value
Non-MBS
U.S. Treasury obligations	$740,459	$3,555,896	$—	$—	$4,296,355	$5,807,665
HFA securities	—	45,492	17,995	—	63,487	6,651
Supranational institutions	34,720	208,674	—	—	243,394	337,352
U.S. government corporations	—	—	—	230,065	230,065	221,769
GSEs	—	38,250	—	58,285	96,535	94,614
Total non-MBS	775,179	3,848,312	17,995	288,350	4,929,836	6,468,051
MBS (1)
U.S. government guaranteed - single-family	—	—	—	111,497	111,497	179,052
U.S. government guaranteed - multifamily	—	—	—	452,438	452,438	464,823
GSEs - single-family	—	6,923	6,845	2,354,316	2,368,084	1,953,153
GSEs - multifamily	123,065	3,494,154	4,164,311	—	7,781,530	7,405,829
Total MBS	123,065	3,501,077	4,171,156	2,918,251	10,713,549	10,002,857
Total available-for-sale securities	$898,244	$7,349,389	$4,189,151	$3,206,601	$15,643,385	$16,470,908
Yield on available-for-sale securities (2)	1.19%	2.10%	3.38%	4.62%
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

We place short-term funds with large, high-quality financial institutions that must be rated in at least the fourth highest internal rating category on a rating scale of FHFA1 through FHFA7, reflecting progressively lower credit quality. The internal rating categories of FHFA1 through FHFA4 are considered to be investment quality. As of December 31, 2025, all of these placements either expired within one business day or were payable upon demand. See Part I — Item 1 — Business — Business Lines — Investments for additional information.

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

Table 18 - Credit Ratings of Investments at Carrying Value
(dollars in thousands)

	As of December 31, 2025
	Long-Term Credit Rating
Investment Category	Triple-A	Double-A	Single-A	Unrated
Money-market instruments: (1)
Interest-bearing deposits	$—	$779,150	$1,273,215	$—
Securities purchased under agreements to resell	—	—	4,500,000	—
Federal funds sold	—	1,189,000	1,770,000	—
Total money-market instruments	—	1,968,150	7,543,215	—

Investment securities:(2)

Non-MBS:
U.S. Treasury obligations	—	4,296,355	—	—
Corporate bonds	—	—	—	1,401
U.S. government-owned corporations	—	230,065	—	—
GSE	—	96,535	—	—
Supranational institutions	243,394	—	—	—
HFA securities	4,562	58,925	—	—
Total non-MBS	247,956	4,681,880	—	1,401

MBS:
U.S. government guaranteed - single-family	—	113,871	—	—
U.S. government guaranteed - multifamily	—	452,438	—	—
GSE – single-family	—	2,415,902	—	—
GSE – multifamily	—	7,781,530	—	—
Total MBS	—	10,763,741	—	—

Total investment securities	247,956	15,445,621	—	1,401

Total investments	$247,956	$17,413,771	$7,543,215	$1,401
_______________________
(1)    The counterparty NRSRO rating is used for money-market instruments. Counterparty ratings are obtained from Moody's, Fitch, Inc. (Fitch), and S&P and are each as of December 31, 2025. If there is a split rating, the lowest rating is used. In certain instances where a counterparty is unrated, the Bank may assign a deemed rating to the counterparty and that deemed rating is used.
(2)    The issue rating is used for investment securities. Issue ratings are obtained from Moody’s, Fitch, and S&P. If there is a split rating, the lowest rating is used.

Table 19 - Unsecured Credit Related to Money-Market Instruments and Debentures by Carrying Value
(dollars in thousands)

	Carrying Value
	December 31, 2025	December 31, 2024
Federal funds sold	$2,959,000	$2,505,000
Interest bearing deposits	2,052,365	1,958,353
Supranational institutions	243,394	337,352
U.S. government-owned corporations	230,065	221,769
GSEs	96,535	94,614
Corporate bonds	1,401	1,489

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

We are generally prohibited by FHFA regulations from investing in financial instruments issued by non-U.S. entities, other than those issued by U.S. branches and agency offices of foreign commercial banks. We are also prohibited by FHFA regulations from investing in financial instruments issued by foreign sovereign governments or denominated in currencies other than U.S. dollars. Our unsecured money-market credit risk to U.S. branches and agency offices of foreign commercial banks includes, among other things, the risk that, as a result of political or economic conditions in a country, the counterparty may be unable to meet its contractual repayment obligations. Notwithstanding the foregoing credit limits based on FHFA regulations, from time to time, we impose internal limits on all or specific individual counterparties that are lower than the maximum credit limits allowed by regulation.

Table 20 - Ratings of Unsecured Investment Credit Exposure by Domicile of Counterparty
(dollars in thousands)

	December 31, 2025(1)
	Credit Rating
Domicile of Counterparty	Double-A	Single-A	Total
Domestic - interest bearing deposits	$779,150	$1,273,215	$2,052,365
U.S branches and agency offices of foreign commercial banks - federal funds
Australia	1,189,000	—	1,189,000
Canada	—	600,000	600,000
United Kingdom	—	570,000	570,000
Germany	—	400,000	400,000
The Netherlands	—	200,000	200,000
Total U.S branches and agency offices of foreign commercial banks	1,189,000	1,770,000	2,959,000
Total unsecured investment credit exposure	$1,968,150	$3,043,215	$5,011,365
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

Issuer / counterparty	As of December 31, 2025
Australia and New Zealand Bank	12.3%
Standard Chartered Bank	10.2

Mortgage Loans

We invest in mortgages through the MPF Program. The MPF Program is further described under — Mortgage Loans Credit Risk and in Part I — Item 1 — Business — Business Lines — Mortgage Loan Finance.

As of December 31, 2025, our mortgage loan investment portfolio totaled $4.3 billion, an increase of $606.6 million from December 31, 2024. This increase is the result of an increase in mortgage loan purchase volume during 2025. We expect continued competition from Fannie Mae and Freddie Mac, as well as from private mortgage loan acquirers, for loan investment opportunities.

Table 22 - Par Value of Mortgage Loans Held for Portfolio
(dollars in thousands)

	December 31,
	2025	2024	2023	2022	2021
Conventional mortgage loans
MPF 35	$3,566,909	$2,871,653	$2,160,602	$1,744,489	$1,895,506
MPF Original	501,630	566,665	633,857	714,461	860,818
MPF 125	37,939	44,247	50,157	58,048	70,544
MPF Plus	21,822	26,689	32,493	40,232	53,486
Total conventional mortgage loans	4,128,300	3,509,254	2,877,109	2,557,230	2,880,354
Government mortgage loans	120,099	134,283	146,314	163,121	191,721
Total	$4,248,399	$3,643,537	$3,023,423	$2,720,351	$3,072,075

Mortgage Loans Credit Risk

We are subject to credit risk from the mortgage loans in which we invest due to our exposure to the credit risk of the underlying borrowers and the credit risk of the participating financial institutions when the participating financial institutions retain credit-enhancement and/or servicing obligations.

Table 23 - Mortgage Loans by Contractual Repayment Term
(dollars in thousands)

Redemption Term	December 31, 2025	December 31, 2024
Due in 1 year or less	$119,022	$112,158
Due after 1 year through 5 years	506,823	474,624
Due after 5 years through 15 years	1,460,846	1,310,880
Thereafter	2,161,708	1,745,875
Total par value	4,248,399	3,643,537
Other adjustments, net (1)	39,923	37,813
Total mortgage loans held for portfolio	4,288,322	3,681,350
Allowance for credit losses on mortgage loans	(2,600)	(2,200)
Mortgage loans held for portfolio, net	$4,285,722	$3,679,150
_______________________
(1)Consists of premiums, discounts, and deferred derivative gains, net.

Although our mortgage loan portfolio includes loans throughout the U.S., concentrations of 5 percent or greater of the par value of our conventional mortgage loan portfolio are shown in Table 24.

Table 24 - State Concentrations by Par Value

	Percentage of Total Par Value of Conventional Mortgage Loans
	December 31, 2025	December 31, 2024
Massachusetts	54%	58%
Maine	18	16
Vermont	9	7
Connecticut	7	6
All others	12	13
Total	100%	100%

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

Table 25 - State Concentrations of Delinquent Conventional Mortgage Loans

	December 31,
Percentage of Par Value of Delinquent Conventional Mortgage Loans	2025	2024
Massachusetts	47%	55%
Maine	17	5
Connecticut	14	11
Vermont	6	5
All others	16	24
Total	100%	100%

Table 26 - Characteristics of Our Investments in Mortgage Loans(1)

	December 31,
	2025	2024
Loan-to-value ratio at origination
Greater than 90.00%	12%	11%
80.01% to 90.00%	37	35
70.01% to 80.00%	17	18
60.01% to 70.00%	15	15
< 60.00%	19	21
Total	100%	100%
Weighted average loan-to-value ratio	73%	72%
FICO score at origination
< 620	—%	—%
620 to < 660	3	3
660 to < 700	8	10
700 to < 740	15	16
≥ 740	74	71
Total	100%	100%
Weighted average FICO score	762	760
_______________________
(1)Percentages are calculated based on par value at the end of each period.

Table 27 - Mortgage Loans - Risk Elements and Credit Losses
(dollars in thousands)

	December 31, 2025	December 31, 2024
Average par value of mortgage loans outstanding during the period	$3,928,667	$3,317,835
Mortgage loans held for portfolio, par value	4,248,399	3,643,537
Nonaccrual loans, par value	7,225	6,083
Allowance for credit losses on mortgage loans	2,600	2,200
Net recoveries	—	4

Net charge-offs to average loans outstanding during the period	—%	—%
Ratio of allowance for credit losses to mortgage loans held for portfolio	0.06	0.06
Ratio of nonaccrual loans to mortgage loans held for portfolio	0.17	0.17
Ratio of allowance for credit losses to nonaccrual loans	35.99	36.17
Government mortgage loans may not exceed the loan-to-value limits set by the applicable federal agency. Conventional mortgage loans with loan-to-value ratios greater than 80 percent require certain amounts of primary mortgage insurance from a mortgage insurance company rated at least triple-B (or equivalent rating).

Higher-Risk Loans. Our portfolio includes certain higher-risk subprime conventional mortgage loans. The higher-risk subprime loans represent a relatively small portion of our conventional mortgage loan portfolio (3.8 percent by par value), but a disproportionately higher portion of the conventional mortgage loan portfolio delinquencies (22.0 percent by par value).

Table 28 - Summary of Higher-Risk Conventional Mortgage Loans
(dollars in thousands)

	As of December 31, 2025
High-Risk Loan Type	Total Par Value	Percent Delinquent 30 Days	Percent Delinquent 60 Days	Percent Delinquent 90 Days or More and Nonaccruing
Subprime loans (1)	$154,947	3.63%	0.48%	1.07%
High loan-to-value loans (2)	211	—	—	—
Total high-risk loans	$155,158	3.63%	0.48%	1.07%
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

Mortgage Insurance Companies. We are exposed to credit risk from primary mortgage insurance (PMI) coverage on individual loans. As of December 31, 2025, we were the beneficiary of PMI coverage of $182.3 million on $700.3 million of conventional mortgage loans. These amounts relate to loans originated with PMI and for which current loan-to-value ratios exceed 78 percent (determined by recalculating the original loan-to-value ratio using the current par value divided by the appraised home value at the time of loan origination).

We have analyzed our potential loss exposure to all of the mortgage insurance companies and do not expect incremental losses based on these exposures at this time.

Deposits

We offer demand and overnight deposits and custodial mortgage accounts to our members. Deposit programs are intended to provide members with a low-risk earning asset that satisfies liquidity requirements. Deposit balances depend on members' needs to place excess liquidity and can fluctuate significantly. Due to the relatively small size of our deposit base and the unpredictable nature of member demand for deposits, we do not rely on deposits as a core component of our funding. At December 31, 2025, and December 31, 2024, deposits totaled $915.3 million and $877.1 million, respectively.

Consolidated Obligations

See Liquidity and Capital Resources for information regarding our COs.

Derivative Instruments

All derivatives are recorded on the statement of condition at fair value and classified as either derivative assets or derivative liabilities. Bilateral and cleared derivatives outstanding are classified as assets or liabilities according to the net fair value of derivatives aggregated by each counterparty. Derivative assets' net fair value, net of cash collateral and accrued interest, totaled $295.7 million and $301.9 million as of December 31, 2025, and December 31, 2024, respectively. Derivative liabilities' net fair value, net of cash collateral and accrued interest, totaled $2.3 million and $4.7 million as of December 31, 2025, and December 31, 2024, respectively.

We offset fair-value amounts recognized for derivative instruments with fair-value amounts recognized for the right to reclaim cash collateral (a receivable) or the obligation to return cash collateral (a payable) arising from derivatives recognized at fair value executed with the same counterparty under a master-netting arrangement as well as arising from derivatives cleared through a DCO.

We determine the fair values of interest-rate-exchange agreements using standard valuation techniques for derivatives such as discounted cash-flow analysis that employ market-observable inputs for discount rates, forward interest-rates and volatility assumptions. Estimates developed using these methods are subjective and require judgments regarding significant matters such as the amount and timing of future cash flows and the selection of discount rates that appropriately reflect market and credit risks. We formally establish hedging relationships associated with balance-sheet items and forecasted transactions to obtain desired economic results. These hedge relationships may include fair-value and cash-flow hedges, as well as economic hedges.

All firm commitments to invest in mortgage loans are recorded at fair value on the statement of condition as derivatives. Upon satisfaction of the commitment, the recorded fair value is then reclassified as a basis adjustment of the purchased mortgage assets. We had commitments for which we were obligated to invest in mortgage loans with par values totaling $59.3 million and $32.7 million at December 31, 2025 and 2024, respectively.

The following table presents a summary of the notional amounts and estimated fair values of our outstanding derivatives, excluding accrued interest, and related hedged item by product and type of accounting treatment as of December 31, 2025, and December 31, 2024. The notional amount represents the hypothetical principal basis used to determine periodic interest payments received and paid. However, the notional amount does not represent an actual amount exchanged or our overall exposure to credit and market risk.

Table 29 - Derivatives and Hedge-Accounting Treatment
(dollars in thousands)

			December 31, 2025		December 31, 2024
Hedged Item	Derivative	Designation(1)	Notional Amount	Fair Value	Notional Amount	Fair Value
Advances	Swaps	Fair value	$11,482,436	$(83,599)	$12,157,089	$(83,874)
Available-for-sale securities	Swaps	Fair value	11,532,025	(80,385)	11,790,008	(154,592)
COs	Swaps	Fair value	21,078,500	(232,369)	22,285,710	(595,614)
	Swaps	Economic	7,722,435	2,190	2,987,274	723
	Forward starting swaps	Cash Flow	641,000	469	741,000	224
Total associated with COs			29,441,935	(229,710)	26,013,984	(594,667)
Total			52,456,396	(393,694)	49,961,081	(833,133)
Mortgage delivery commitments			59,316	85	32,729	(100)
Total derivatives			$52,515,712	(393,609)	$49,993,810	(833,233)
Accrued interest				166,995		241,767
Cash collateral, including related accrued interest				520,026		888,593
Net derivatives				$293,412		$297,127

Derivative asset				$295,723		$301,873
Derivative liability				(2,311)		(4,746)
Net derivatives				$293,412		$297,127
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

Table 30 - Hedging Strategies
(dollars in thousands)

			Notional Amount
Hedged Item / Hedging Instrument	Hedging Objective	Hedge Designation	December 31, 2025	December 31, 2024
Advances
Pay fixed, receive floating interest-rate swap (without options)	Converts the advance's fixed rate to a variable rate index	Fair value	$4,232,466	$4,558,918
Pay fixed, receive floating interest-rate swap (with options)	Converts the advance's fixed rate to a variable rate index and offsets the option embedded in the advance	Fair value	7,249,970	7,583,171
Pay floating with embedded coupon features, receive floating interest-rate swap (noncallable)	Reduces interest-rate sensitivity and repricing gaps by converting the advance's variable rate to a different variable rate index and/or offsets embedded coupon features in the advance	Fair value	—	15,000
			11,482,436	12,157,089
Investments
Pay fixed, receive floating interest-rate swap	Converts the investment's fixed rate to a variable rate index	Fair value	11,532,025	11,790,008

CO Bonds
Receive fixed, pay floating interest-rate swap (without options)	Converts the bond's fixed rate to a variable rate index	Fair value	2,017,000	2,343,710
Receive fixed, pay floating interest-rate swap (with options)	Converts the bond's fixed rate to a variable rate index and offsets the option embedded in the bond	Fair value	19,061,500	19,942,000
Forward-starting interest-rate swap	To lock in the cost of funding on anticipated issuance of debt	Cash flow	641,000	741,000
			21,719,500	23,026,710
CO Discount Notes
Receive-fixed, pay float interest-rate swap	Converts the discount notes fixed rate to a variable rate index	Economic	7,722,435	2,987,274

Stand-Alone Derivatives
Mortgage delivery commitments	N/A		59,316	32,729
Total			$52,515,712	$49,993,810

Derivative Instruments Credit Risk. See Part II – Item 8 – Financial Statements – Notes to the Financial Statements – Note 8 – Derivatives and Hedging Activities for a discussion of how we manage our credit risk exposure related to derivative agreements. For derivative instruments, we have credit exposure on net asset positions where we have not received adequate collateral from our counterparties and where we have pledged collateral in excess of our liability to a counterparty.

From time to time, due to timing differences, derivatives-valuation differences between our calculated derivatives values and those of our counterparties, or to the contractual haircuts applied to securities, we may receive from (or pledge to) our counterparties cash or securities collateral whose fair value is less (or more) than the current net positive (or net negative) fair- value of derivatives positions outstanding with them.

Table 31 - Credit Exposure to Derivatives Counterparties
(dollars in thousands)

	As of December 31, 2025
	Notional Amount	Net Derivatives Fair Value Before Collateral	Cash Collateral Pledged to (from) Counterparty	Net Credit Exposure to Counterparties
Asset positions with credit exposure:
Uncleared derivatives
Single-A	$1,661,500	$6,303	$(5,245)	$1,058
Cleared derivatives	26,144,926	15,301	276,768	292,069

Liability positions with credit exposure:
Uncleared derivatives
Single-A	10,833,470	(92,498)	94,980	2,482
Total interest-rate swap positions with nonmember counterparties to which we had credit exposure	38,639,896	(70,894)	366,503	295,609

Mortgage delivery commitments (1)	59,316	114	—	114
Total	$38,699,212	$(70,780)	$366,503	$295,723
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

Uncleared derivatives. The credit risk arising from unsecured credit exposure on derivatives is mitigated by the credit quality of the counterparties and by the early termination ratings triggers contained in all master derivatives agreements. We enter into new uncleared derivatives only with nonmember institutions that are at or above our fourth highest internal rating, although risk-reducing trades could be approved for counterparties whose ratings had fallen below these ratings. See Part I — Item 1 — Business — Business Lines — Investments for additional information on our internal ratings. We actively monitor these exposures and the credit quality of our counterparties, using stress testing of counterparty exposures and assessments of each counterparty's financial performance, capital adequacy, sovereign support, and related market signals such as credit default swap spreads. We can reduce or suspend credit limits and/or seek to reduce existing exposures, as appropriate, as a result of these monitoring activities. We do not enter into interest-rate-exchange agreements with other FHLBanks. We use master-netting agreements to reduce our credit exposure from counterparty defaults. The master agreements contain bilateral-collateral-exchange provisions that require credit exposures to be secured by U.S. federal government, U.S. government guaranteed, GSE securities, or cash. Exposures are measured daily, and adjustments to collateral positions are made daily. These agreements may require us to deliver additional collateral to certain of our counterparties if our credit rating is downgraded by an NRSRO, which could increase our exposure to loss in the event of a default by a counterparty to which we were the net creditor at the time of any such default, as further detailed in Part II — Item 8 — Financial Statements — Notes to the Financial Statements — Note 8 — Derivatives and Hedging Activities.

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

Sources and Uses of Liquidity. Our primary sources of liquidity are proceeds from the issuance of COs and advance repayments, and maturing short-term investments, as well as cash and investment holdings that are primarily high-quality, short- and intermediate-term financial instruments that can be sold or pledged as collateral under a repurchase agreement. During the year ended December 31, 2025, we maintained continuous access to funding and adapted our debt issuance to meet the needs of our members.

Secondary sources of liquidity include payments collected on mortgage loans, proceeds from the issuance of capital stock, and member deposits. In addition, under the FHLBank Act, the U.S. Treasury may purchase up to $4 billion of FHLBank COs. The terms, conditions, and interest rates in such a purchase would be determined by the U.S. Treasury. This authority may be exercised at the discretion of the U.S. Treasury with the agreement of the FHFA only if alternative means cannot be effectively employed to permit members of the FHLBanks to continue to supply reasonable amounts of funds to the mortgage market, and the ability to supply such funds is substantially impaired because of monetary stringency and high interest rates. There were no such purchases by the U.S. Treasury during the year ended December 31, 2025.

Our uses of liquidity are advance originations and consolidated obligation principal and interest payments. Other uses of liquidity are mortgage loan and investment purchases, dividend payments, general operating expenses, and other contractually obligated payments. We also maintain liquidity to redeem or repurchase excess capital stock, through our daily excess stock repurchases, upon the request of a member, or as required under our Capital Plan.

For information and discussion of our guarantees and other commitments we may have, see Part II — Item 8 — Financial Statements — Notes to the Financial Statements — Note 16 — Commitments and Contingencies. For further information and discussion of the joint and several liability for FHLBank COs, see below — Debt Financing — Consolidated Obligations.

Internal Liquidity Sources / Liquidity Management

Liquidity Reserves for Deposits. Applicable law requires us to hold cash, obligations of the U.S., and advances with maturities of less than five years, in a total amount not less than the amount of total member deposits with us. We have complied with this requirement during the year ended December 31, 2025.

Projected Net Cash Flow. We define projected net cash flow as projected sources of funds less projected uses of funds based on contractual maturities or expected option exercise periods, and settlement of committed assets and liabilities, as applicable. For mortgage-related cash flows and callable debt, we incorporate projected prepayments and call exercise.

Liquidity Management. We maintain our liquidity so that if projected net cash flow falls below zero on or before the 21st day following the measurement date, then management of the Bank is notified and determines whether any corrective action is necessary. We did not breach this threshold at any time during the year ended December 31, 2025. Table 32 below shows this calculation as of December 31, 2025.

Table 32 - Projected Net Cash Flow
(dollars in thousands)

As of December 31, 2025
21 Days
Uses of funds
Interest payable	$191,757
Maturing or expected option exercise of liabilities	8,554,453
Committed asset settlements	320,000
Capital outflow	34,981
MPF delivery commitments	59,316
Projected Calls	110,000
Gross uses of funds	9,270,507

Sources of funds
Interest receivable	228,013
Maturing or projected amortization of assets	17,322,635
Committed liability settlements	1,203,680
Cash and due from banks and interest bearing deposits	2,053,364
Other	15,506
Gross sources of funds	20,823,198

Projected net cash flow	$11,552,691

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

We were in compliance with the Base Case Liquidity Requirement at all times during the year ended December 31, 2025.

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

Table 33 - Funding Gap Metric

Funding Gap Metric (1)	Limit	Three-Month Average December 31, 2025	Three-Month Average December 31, 2024
3-month Funding Gap	15%	(0.8)%	4.9%
1-year Funding Gap	30%	14.4%	11.1%
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

Debt Financing — Consolidated Obligations

Our primary source of liquidity is through CO issuances. At December 31, 2025, and December 31, 2024, outstanding COs for which we are primarily liable, including both CO bonds and CO discount notes, totaled $63.6 billion and $66.7 billion, respectively. CO bonds are generally issued with either fixed-rate coupon-payment terms or variable-rate coupon-payment terms that use a variety of indices for interest-rate resets. Some of the fixed-rate bonds that we have issued are callable bonds that may be redeemed at par on one or more dates prior to their maturity date. In addition, to meet our needs and the needs of certain investors in COs, fixed- and variable-rate bonds may also contain certain provisions that may result in complex coupon-payment terms and call or amortization features. When such COs (structured bonds) are issued, we enter into interest-rate-exchange agreements containing offsetting features, which effectively change the characteristics of the bond to those of a simple variable-rate bond.

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

See Part II — Item 8 — Financial Statements — Notes to the Financial Statements — Note 10 — Consolidated Obligations for a summary of CO bonds by contractual maturity dates and call dates as of December 31, 2025, and December 31, 2024. CO bonds outstanding for which we are primarily liable at December 31, 2025, and December 31, 2024, include issued callable bonds totaling $17.7 billion and $18.0 billion, respectively.

CO discount notes are also a significant funding source for us. CO discount notes are short-term instruments with maturities ranging from overnight to one year. We use CO discount notes primarily to fund short-term advances and investments, and longer-term advances and investments with short-term variable coupon repricing intervals. CO discount notes comprised 33.3 percent and 27.8 percent of the outstanding COs for which we are primarily liable at December 31, 2025, and December 31, 2024, respectively, but accounted for 57.9 percent and 67.3 percent of the proceeds from the issuance of such COs during the years ended December 31, 2025 and 2024, respectively.

Although we are primarily liable for the portion of COs allocated to us, we are also jointly and severally liable with the other FHLBanks for the payment of principal and interest on COs issued by all of the FHLBanks. The par amounts of the FHLBanks' outstanding COs were $1.2 trillion at both December 31, 2025 and 2024. COs are backed only by the combined financial resources of the FHLBanks. We have never repaid the principal or interest on any COs on behalf of another FHLBank.

We have evaluated the financial condition of the other FHLBanks based on known regulatory actions, publicly-available financial information, and individual long-term credit rating downgrades as of each period presented. Based on this evaluation, as of December 31, 2025, and through the filing of this report, we do not believe it is likely that we will be required to repay the principal or interest on any CO on behalf of another FHLBank.

Overall, we continued to experience strong demand for COs among investors. During the period covered by this report, the capital markets have supported our funding needs and we have been able to issue debt in the amounts and structures required to satisfy the demand for advances and meet our funding and risk-management needs.

Capital

Total capital was $3.8 billion and $3.9 billion at December 31, 2025, and December 31, 2024, respectively.

The FHLBank Act and FHFA regulations specify that each FHLBank is required to satisfy certain minimum regulatory capital requirements. We were in compliance with these requirements at December 31, 2025, as discussed in Part II — Item 8 — Financial Statements — Notes to the Financial Statements — Note 12 — Capital.

Table 34 - Capital Stock Outstanding by Member Institution Type
(dollars in thousands)

December 31, 2025
Savings institutions	$785,511
Commercial banks	585,254
Insurance companies	331,177
Credit unions	233,553
Community development financial institutions	1,115
Total GAAP capital stock	1,936,610
Mandatorily redeemable capital stock	4,122
Total regulatory capital stock	$1,940,732

Capital stock subject to a stock redemption period is reclassified to mandatorily redeemable capital stock, a liability in the statement of condition. Mandatorily redeemable capital stock totaled $4.1 million and $5.1 million at December 31, 2025, and December 31, 2024, respectively. For additional information on the redemption of our capital stock, see Part I— Item 1 — Business — Capital Resources — Redemption of Excess Stock and Part II — Item 8 — Financial Statements —Notes to the Financial Statements — Note 2 — Summary of Significant Accounting Policies — Mandatorily Redeemable Capital Stock.

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

The Capital Rule requires the Director of the FHFA to determine on no less than a quarterly basis the capital classification of each FHLBank. Based on financial information as of September 30, 2025, the FHFA determined that we met the definition of adequately capitalized under the Capital Rule.

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

Internal Minimum Capital Requirement in Excess of Regulatory Requirements

In an effort to provide protection for our capital base, we maintain an internal minimum capital requirement whereby the amount of paid-in capital stock and retained earnings (together, our actual regulatory capital) must be at least equal to the sum of 4 percent of our total assets plus an amount we measure as our risk exposure with 99 percent confidence using our economic capital model (together, our internal minimum capital requirement). As of December 31, 2025, this internal minimum capital requirement equaled $3.4 billion, which was satisfied by our actual regulatory capital of $3.9 billion.

Minimum Retained Earnings Target

Our limit for our minimum level of retained earnings is determined monthly using rolling three-month averages. Retained earnings must be at least 4.0 percent of our total assets less outstanding capital stock plus the economic capital requirement.

At December 31, 2025, we had total retained earnings of $2.0 billion, which exceeded the limit of $1.5 billion. In the event that the Bank’s balance of retained earnings is below the limit, dividends may not exceed 40 percent of the prior quarter’s net income.

Our minimum retained earnings limit could be superseded by FHFA mandates, either in the form of an order specific to us or by promulgation of new regulations requiring a level of retained earnings that is different from our current target. Moreover, we may, at any time, change our methodology or assumptions for modeling our minimum retained earnings target and will do so when prudent or when other reasons warrant such a change. Either of these events could result in us increasing our minimum retained earnings target and, in turn, reducing or eliminating dividends, as necessary.

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

Table 35 - Capital Stock Requirements and Excess Capital Stock
(dollars in thousands)

	Membership Stock Investment Requirement	Activity-Based Stock Investment Requirement	Total Stock Investment Requirement (1)	Outstanding Class B Capital Stock (2)	Excess Class B Capital Stock
December 31, 2025	$355,203	$1,550,527	$1,905,751	$1,940,732	$34,981
December 31, 2024	348,504	1,808,806	2,157,331	2,200,253	42,922
_______________________
(1)    Total stock investment requirement is rounded up to the nearest $100 on an individual member basis.
(2)    Class B capital stock outstanding includes mandatorily redeemable capital stock.

To facilitate our ability to maintain a prudent level of capitalization and an efficient capital structure, while providing for an equitable allocation of excess stock ownership among members, we conduct daily repurchases of excess stock from any shareholder whose excess stock exceeds the lesser of $3 million or 3 percent of the shareholder’s total stock investment requirement, subject to a minimum repurchase of $100,000. We plan to continue this practice, subject to regulatory requirements and our liquidity or capital management needs, although repurchase decisions remain at our sole discretion, and we retain authority to adjust our excess stock repurchase practices subject to notice requirements defined in our Capital Plan, or to suspend repurchases of excess stock from any shareholder or all shareholders without prior notice.

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

At December 31, 2025, our total required contribution to the restricted retained earnings account was $651.6 million compared with the current restricted retained earnings account balance of $554.6 million.

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

Off-balance-sheet arrangements are more fully discussed in Part II — Item 8 — Financial Statements — Notes to the Financial Statements — Note 16 — Commitments and Contingencies.

CRITICAL ACCOUNTING ESTIMATES

The preparation of financial statements in accordance with GAAP requires management to make a number of judgments, estimates, and assumptions that affect the reported amounts of assets, liabilities, income and expense. To understand the Bank's financial position and results of operations, it is important to understand the Bank's most significant accounting policies and the extent to which management uses judgment, estimates and assumptions in applying those policies. The Bank's critical accounting estimate relates to the Bank's valuation of derivatives and hedged items in a fair-value hedge relationship.

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

Valuation of Derivatives and Hedged Items

All derivatives are presented in the statements of condition at fair value. Management also estimates the changes in fair value of hedged items in fair-value hedge relationships (e.g., advance, investment security, or consolidated obligation) that are attributable to changes in the designated benchmark interest rate (hereinafter referred to as "changes in the benchmark fair value"), which we have designated as either the overnight-index swap rate based on SOFR (SOFR-OIS) or the overnight-index swap rate based on the federal funds effective rate (Federal Funds-OIS) at the inception of each hedge relationship.

These instruments lack an available trading market characterized by frequent transactions between a willing buyer and willing seller engaging in an exchange. In these cases, such values are estimated using a valuation model and inputs that are observable, either directly or indirectly. The assumptions and inputs used have a significant effect on the reported carrying values of assets and liabilities and the related income and expense. The use of different assumptions or inputs could result in materially different net income and reported carrying values.

The fair values of our derivatives, along with a description of the fair value hierarchy and the valuation methodologies used to determine the fair values of these financial instruments, is disclosed in Part II — Item 8 — Financial Statements — Notes to the Financial Statements — Note 15 — Fair Values. Additional information on our derivatives, hedge-accounting treatment, and hedge strategies is provided in Part II – Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition – Derivative Instruments.

For hedging relationships that are designated as fair-value hedges and qualify for hedge accounting, the change in the benchmark fair value of the hedged item is recorded in earnings. The difference between the change in fair value of the derivative and the change in the benchmark fair value of the hedged item represents hedge ineffectiveness. All of our fair-value hedge relationships are treated as long-haul fair-value hedge relationships, where the change in the benchmark fair value of the hedged item is measured separately from the change in fair value of the derivative. See Table 7.2 - Net Gains (Losses) on Fair Value Hedging Relationships in Part II — Item 8 — Financial Statements — Notes to the Financial Statements — Note 8 —

Derivatives and Hedging Activities for a summary of our fair-value hedge ineffectiveness for the three years ended December 31, 2025, 2024, and 2023.

For hedging relationships to qualify for long-haul fair-value hedge-accounting treatment, hedge effectiveness testing is performed at the inception of each hedging relationship to determine whether the hedge is expected to be highly effective in offsetting the identified risk, and at each month-end thereafter to ensure that the hedge relationship has been effective historically and to determine whether the hedge is expected to be highly effective in the future.

For purposes of estimating the fair value of derivatives and hedged items for which we are hedging changes in the benchmark fair value, we employ a valuation model that uses market data from the Federal Funds-OIS, SOFR-OIS, and the U.S. dollar interest-rate-swap markets to construct discount and forward-yield curves using standard financial market techniques.

•Discount rate assumption. We use an applicable interest-rate index as the discount rate for the valuation of derivatives. For all derivatives cleared through a DCO, the discount rate used is SOFR-OIS, while for our bilateral, non-cleared interest-rate derivatives the discount rate used is either Federal Funds-OIS or SOFR-OIS. For the valuation of hedged assets or liabilities in fair-value hedging relationships where the hedged risk is changes in the benchmark fair value, we use either SOFR-OIS or Federal Funds-OIS as the discount rate, depending on which interest-rate index was designated as the benchmark rate at inception of the hedge relationship.
•Forward interest-rate assumption. Forward rates based on the Federal Funds-OIS swap curve or forward rates based on the SOFR-OIS swap curve.
•Volatility assumption. Our volatility assumptions are market-based expectations of future interest-rate volatility implied from current market prices for similar options.

RECENT ACCOUNTING DEVELOPMENTS

See Part II – Item 8 – Financial Statements – Notes to the Financial Statements – Note 3 – Recently Issued and Adopted Accounting Guidance for information on recent accounting developments.

LEGISLATIVE AND REGULATORY DEVELOPMENTS

Significant legislative and regulatory actions and developments for the period covered by this report are summarized below.

We are subject to various legal and regulatory requirements and priorities. Certain actions, regulatory priorities and areas of focus by the federal executive administration have changed and continue to change the regulatory environment. During 2025, withdrawals and rescissions of certain rules, proposed rules and advisory, regulatory, or technical guidance, have affected, and likely will continue to affect, certain aspects of our business operations. These changes could have an impact on our financial condition, results of operations, and reputation. For example, the FHFA repealed the Fair Lending, Fair Housing, and Equitable Housing Finance Plans regulation applicable to the FHLBanks, effective March 9, 2026, citing the federal executive administration’s deregulatory priorities and deference to other federal agencies.

On January 20, 2026, the federal executive administration issued an executive order that seeks to restrict acquisitions by large institutional investors of single-family homes. Among other things, the executive order directs certain agencies, including the FHFA, to issue guidance (i) to prevent agencies and government-sponsored enterprises from providing for, approving, insuring, guaranteeing, securitizing, or facilitating the acquisition by a large institutional investor of a single-family home that could otherwise be purchased by an individual owner-occupant, or disposing of federal assets in a manner that transfers a single-family home to a large institutional investor; and (ii) to promote sales to individual owner-occupants, including through anti-circumvention provisions, first-look policies, and disclosure requirements. The executive order also calls for legislative recommendations to codify related policies and directs certain agencies to conduct reviews and consider additional measures to combat speculation by large institutional investors in single-family housing markets. We are unable to predict the nature of the guidance, measures, or recommendations, or how any such action may impact our business.

Considering the changes in the regulatory environment, there is uncertainty with respect to the ultimate result of future regulatory actions and the impact they may have on us and the FHLBank System. We also cannot predict the federal executive administration’s actions on U.S. housing finance and government-sponsored enterprises, including relating to the revision or end of conservatorships of Fannie Mae and Freddie Mac or potential reforms or enhancements to their capital structure, the imposition of new requirements or limitations on their existing authorities or changes in the nature of their government backed guarantees, or any corresponding impacts to the FHLBank System, the secondary mortgage and mortgage-backed securities market, or the mortgage industry. We continue to monitor these actions as they evolve and to evaluate their potential impact on us. For a discussion of related risks, please refer to Item 1A — Risk Factors.

CREDIT RATING AGENCY DEVELOPMENTS

As of February 28, 2026, Moody’s long- and short-term credit ratings for us and the 10 other FHLBanks are Aaa and P-1, with a negative outlook.

As of February 28, 2026, S&P’s long- and short-term credit ratings for us and the 10 other FHLBanks are AA+ and A-1+, with a stable outlook.

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

Table 36 - Interest-Rate Risk Management
(dollars in thousands)

	Outstanding Par Value/Notional Balance as of
	December 31, 2025	December 31, 2024
Fixed-rate noncallable debt, not hedged by interest-rate swaps	$7,192,360	$10,740,345
Fixed-rate callable debt not hedged by interest-rate swaps	2,211,000	1,521,500
CO debt hedged by interest-rate-exchange agreements, including both fair-value hedge relationships and economic hedge relationships(1)	28,800,935	25,272,984
Advances hedged by interest-rate-exchange agreements, including both fair-value hedge relationships and economic hedge relationships	11,482,436	12,157,089

Available-for-sale securities (non-MBS) hedged by interest-rate-exchange agreements	5,079,280	6,861,915
Available-for-sale securities (MBS) hedged by interest-rate-exchange agreements	6,452,745	4,928,093
Total hedged available-for-sale securities	11,532,025	11,790,008

Notional principal balance of forward starting interest-rate swaps hedging the anticipated future issuance of CO debt	641,000	741,000
_______________________
(1)    The amount for December 31, 2025, includes unsettled CO bonds with a par value of $50.0 million.

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

For purposes of measuring this ratio, the BVE is equal to the par value of capital stock including mandatorily redeemable capital stock, retained earnings, and accumulated other comprehensive (loss) income. At December 31, 2025, our MVE was $3.65 billion and our BVE was $3.78 billion, resulting in a ratio of MVE to BVE of 96 percent. At December 31, 2024, our MVE was $3.68 billion and our BVE was $3.86 billion, resulting in a ratio of MVE to BVE of 95 percent.

Market Value of Equity/Par Stock Ratio. We also measure the ratio of our MVE to the par value of our Class B Stock, which we refer to as our MVE to par stock ratio. We have established an MVE to par stock ratio floor of 125 percent reflecting our intent to preserve the value of our members' capital investment. As of December 31, 2025, and December 31, 2024, that ratio was 188 percent and 167 percent, respectively.

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

The table below presents the VaR estimate as of December 31, 2025, and December 31, 2024, and represents the estimates of potential reduction to our MVE from potential future changes in interest rates and other market factors, as described above. Estimated potential market value loss exposures are expressed as a percentage of the current MVE. The table is intended to represent a statistically based range of VaR exposures.

Table 37 - Value-at-Risk
(dollars in millions)

	Value-at-Risk (Gain) Loss Exposure
	December 31, 2025		December 31, 2024
Confidence Level	% of MVE (1)	Amount	% of MVE (1)	Amount
50%	6.46%	$235.6	5.89%	$216.7
75%	7.53	274.6	6.85	252.0
95%	9.45	344.6	8.67	318.8
99%	10.46	381.1	10.23	376.3

Average of five worst scenarios as of period end	11.00	400.8	10.75	395.3

Average of five worst scenarios - average for the year		413.8		416.2
_____________________________
(1)    Loss exposure is expressed as a percentage of base MVE.

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

Our duration of equity was +1.54 years at December 31, 2025, compared with +1.25 years at December 31, 2024. For purposes of managing against our duration of equity limits, we apply one method that constrains projected future interest rates and discounting yields to a minimum of zero percent and another method that does not constrain interest rates to a minimum of zero percent. For the periods ended December 31, 2025, and December 31, 2024, the results of the constrained and unconstrained metrics were the same. We did not exceed our duration of equity limit at any time during the years ended December 31, 2025, and December 31, 2024.

MVE Sensitivity. We measure MVE sensitivity by using the percent change in MVE from base in an up or down 200 basis point parallel rate shock scenario.

See Table 38 for our MVE sensitivity, as calculated in accordance with guidance from the FHFA which requires that we constrain projected future interest rates and discounting yields to a minimum of zero percent.

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

Our duration gap was +0.97 months at December 31, 2025, compared with +0.76 months at December 31, 2024.

For the periods ended December 31, 2025, and December 31, 2024, the results of the constrained and unconstrained metrics were the same.

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

Economic Capital Ratio Limit. We have established a limit of 4.0 percent for the ratio of the MVE to the market value of assets, referred to as the economic capital ratio. FHFA regulations require us to maintain a regulatory capital ratio of book value of regulatory capital to book value of total assets of no less than 4.0 percent, as discussed in Part II — Item 8 — Financial Statements — Notes to the Financial Statements — Note 12 — Capital. We seek to ensure that the regulatory capital ratio will not fall below the 4.0 percent threshold at a future time by establishing the economic capital ratio limit at 4.0 percent. The economic capital ratio serves as a proxy for benchmarking future capital adequacy by discounting our balance sheet and derivatives at current market expectations of future values. Our economic capital ratio was 5.3 percent as of December 31, 2025, compared with 5.1 percent as of December 31, 2024.

Our economic capital ratio was not below 4.0 percent at any time during the years ended December 31, 2025, and December 31, 2024.

Certain Market and Interest-Rate Risk Metrics under Potential Interest-Rate Scenarios

We also monitor the sensitivities of MVE and the duration of equity to potential interest-rate scenarios. The following table presents certain market and interest-rate risk metrics under different interest-rate scenarios.

Table 38 - Market and Interest-Rate Risk Metrics
(dollars in millions)

	December 31, 2025
	Down 300(1)	Down 200(1)	Down 100(1)	Base	Up 100	Up 200	Up 300
MVE	$3,831	$3,758	$3,701	$3,645	$3,586	$3,520	$3,448
Percent change in MVE from base	5.1%	3.1%	1.5%	—%	(1.6)%	(3.4)%	(5.4)%
MVE/BVE	101%	99%	98%	96%	95%	93%	91%
MVE/Par Stock	197%	194%	191%	188%	185%	181%	178%
Duration of Equity	+2.62 years	+1.55 years	+1.56 years	+1.54 years	+1.75 years	+1.96 years	+2.19 years
Return on Capital Stock less SOFR	1.8%	2.4%	3.3%	4.5%	5.4%	6.1%	6.7%
Net income percent change from base	(72.7)%	(51.5)%	(28.1)%	—%	24.4%	45.1%	65.4%

	December 31, 2024
	Down 300(1)	Down 200(1)	Down 100(1)	Base	Up 100	Up 200	Up 300
MVE	$3,748	$3,734	$3,714	$3,678	$3,624	$3,550	$3,464
Percent change in MVE from base	1.9%	1.5%	1.0%	—%	(1.5)%	(3.5)%	(5.8)%
MVE/BVE	97%	97%	96%	95%	94%	92%	90%
MVE/Par Stock	170%	170%	169%	167%	165%	161%	157%
Duration of Equity	+0.50 years	+0.44 years	+0.71 years	+1.25 years	+1.78 years	+2.26 years	+2.61 years
Return on Capital Stock less SOFR	2.7%	3.6%	4.7%	5.7%	6.1%	6.8%	7.4%
Net income percent change from base	(60.1)%	(41.2)%	(20.2)%	—%	15.0%	31.8%	48.0%
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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of internal control over financial reporting as of December 31, 2025, based on the framework established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on that assessment, management concluded that, as of December 31, 2025, internal control over financial reporting is effective based on the criteria established in Internal Control – Integrated Framework (2013).

Additionally, our internal control over financial reporting as of December 31, 2025, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Federal Home Loan Bank of Boston

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying statements of condition of Federal Home Loan Bank of Boston (the "Bank") as of December 31, 2025 and 2024 and the related statements of operations, of comprehensive income, of capital and of cash flows for each of the three years in the period ended December 31, 2025, including the related notes (collectively referred to as the “financial statements”). We also have audited the Bank's internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Bank as of December 31, 2025 and December 31, 2024 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Bank maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

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

Valuation of Interest-Rate Swap Derivatives

As described in Notes 8 and 15 to the financial statements, as of December 31, 2025, the fair value of the Bank's derivative assets and liabilities was $295.7 million and $2.3 million, respectively, the majority of which related to interest-rate swap derivatives. Management determines the fair values of interest-rate exchange agreements, including interest-rate swap derivatives, using standard valuation techniques for derivatives such as a discounted cash-flow model. For interest-rate swap derivatives, the discounted cash- flow model uses market observable inputs, including the discount rate, forward interest-rate, and volatility assumptions.

The principal considerations for our determination that performing procedures relating to the valuation of interest-rate swap derivatives is a critical audit matter are (i) the high degree of audit effort in performing procedures related to the valuation of interest-rate swap derivatives; and (ii) the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the financial statements. These procedures included testing the effectiveness of controls relating to the valuation of interest-rate swap derivatives. These procedures also included, among others, (i) testing the completeness and accuracy of certain data provided by management and (ii) the involvement of professionals with specialized skill and knowledge to assist in evaluating the reasonableness of management’s estimate by (a) developing an independent estimate of fair value for a sample of interest- rate swap derivatives using independent market observable inputs, including the discount rate, forward interest-rate, and volatility assumptions and (b) comparing the independently developed estimate of fair value to management’s estimate.

/s/ PricewaterhouseCoopers LLP

Boston, Massachusetts
March 13, 2026

We have served as the Bank's auditor since 1990.

PricewaterhouseCoopers LLP, 101 Seaport Boulevard, Suite 500, Boston, MA 02210
T: (617) 530 5000, www.pwc.com/us

FEDERAL HOME LOAN BANK OF BOSTON STATEMENTS OF CONDITION (dollars and shares in thousands, except par value)
	December 31, 2025	December 31, 2024
ASSETS
Cash and due from banks	$1,184	$5,149
Interest-bearing deposits	2,052,365	1,958,353
Securities purchased under agreements to resell	4,500,000	1,500,000
Federal funds sold	2,959,000	2,505,000
Investment securities:
Trading securities	1,401	1,489
Available-for-sale securities (amortized cost of $15,827,283 and $16,792,153 at December 31, 2025 and 2024, respectively)	15,643,385	16,470,908
Held-to-maturity securities (a)	50,192	63,318
Total investment securities	15,694,978	16,535,715
Advances	38,762,563	45,163,175
Mortgage loans held for portfolio, net of allowance for credit losses of $2,600 and $2,200 at December 31, 2025 and 2024, respectively	4,285,722	3,679,150
Accrued interest receivable	181,543	262,203
Derivative assets, net	295,723	301,873
Other assets	79,571	82,348
Total Assets	$68,812,649	$71,992,966
LIABILITIES
Deposits
Interest-bearing	$861,838	$842,062
Non-interest-bearing	53,461	35,019
Total deposits	915,299	877,081
Consolidated obligations (COs):
Bonds	42,429,753	48,192,171
Discount notes	21,196,160	18,546,504
Total consolidated obligations	63,625,913	66,738,675
Mandatorily redeemable capital stock	4,122	5,086
Accrued interest payable	296,829	328,596
Affordable Housing Program (AHP) payable	113,786	104,300
Derivative liabilities, net	2,311	4,746
Other liabilities	75,050	81,637
Total liabilities	65,033,310	68,140,121
Commitments and contingencies (Note 16)
CAPITAL
Capital stock – Class B – putable ($100 par value), 19,366 shares and 21,952 shares issued and outstanding at December 31, 2025 and 2024, respectively	1,936,610	2,195,167
Retained earnings:
Unrestricted	1,421,472	1,403,455
Restricted	554,561	509,245
Total retained earnings	1,976,033	1,912,700
Accumulated other comprehensive loss	(133,304)	(255,022)
Total capital	3,779,339	3,852,845
Total Liabilities and Capital	$68,812,649	$71,992,966
_______________________________________
(a)    Fair values of held-to-maturity securities were $50,353 and $63,197 at December 31, 2025 and 2024, respectively.

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF BOSTON STATEMENTS OF OPERATIONS (dollars in thousands)

	For the Year Ended December 31,
	2025	2024	2023
INTEREST INCOME
Advances	$1,939,045	$2,142,343	$2,113,732
Interest-bearing deposits	104,096	139,108	145,358
Securities purchased under agreements to resell	153,190	70,504	99,404
Federal funds sold	219,706	198,834	200,021
Investment securities:
Trading securities	78	74	71
Available-for-sale securities	775,158	936,312	793,846
Held-to-maturity securities	3,024	4,175	4,373
Total investment securities	778,260	940,561	798,290
Mortgage loans held for portfolio	172,621	131,258	93,198
Other	—	1	716
Total interest income	3,366,918	3,622,609	3,450,719
INTEREST EXPENSE
Consolidated obligations:
Bonds	2,184,982	2,159,454	1,837,365
Discount notes	778,909	993,701	1,200,138
Total consolidated obligations	2,963,891	3,153,155	3,037,503
Deposits	25,147	35,404	37,233
Mandatorily redeemable capital stock	316	440	545
Other borrowings	64	128	129
Total interest expense	2,989,418	3,189,127	3,075,410
NET INTEREST INCOME	377,500	433,482	375,309
Provision for credit losses	400	196	77
NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES	377,100	433,286	375,232
OTHER INCOME (LOSS)
Service fees	12,931	12,690	14,055
Other, net	3,009	(243)	749
Total other income	15,940	12,447	14,804
OTHER EXPENSE
Compensation and benefits	53,827	49,570	45,513
Other operating expenses	33,025	31,375	29,242
AHP voluntary contribution	7,383	2,767	2,000
Discretionary housing and community investment programs	31,360	24,906	12,928
Federal Housing Finance Agency (the FHFA)	5,990	5,124	6,147
Office of Finance	5,409	4,778	4,291
Other	4,254	4,436	3,975
Total other expense	141,248	122,956	104,096
INCOME BEFORE ASSESSMENTS	251,792	322,777	285,940
AHP assessments	25,211	32,322	28,648
NET INCOME	$226,581	$290,455	$257,292

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF BOSTON STATEMENTS OF COMPREHENSIVE INCOME (dollars in thousands)

	For the Year Ended December 31,
	2025	2024	2023
Net income	$226,581	$290,455	$257,292
Other comprehensive income:
Net change in fair-value of available-for-sale securities	137,347	20,007	9,029
Net change relating to hedging activities	(15,374)	18,562	3,482
Pension and postretirement benefits	(255)	948	(625)
Total other comprehensive income	121,718	39,517	11,886
Comprehensive income	$348,299	$329,972	$269,178

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF BOSTON STATEMENTS OF CAPITAL YEARS ENDED DECEMBER 31, 2025, 2024, and 2023 (dollars and shares in thousands)

	Capital Stock Class B – Putable		Retained Earnings			Accumulated Other Comprehensive Loss
	Shares	Par Value	Unrestricted	Restricted	Total		Total Capital
BALANCE, DECEMBER 31, 2022	20,312	$2,031,178	$1,290,873	$399,695	$1,690,568	$(306,425)	$3,415,321
Comprehensive income			205,833	51,459	257,292	11,886	269,178
Proceeds from issuance of capital stock	50,722	5,072,144					5,072,144
Repurchase/redemption of capital stock	(50,588)	(5,058,773)					(5,058,773)
Stock reclassified to mandatorily redeemable capital stock	(21)	(2,096)					(2,096)
Cash dividends on capital stock			(157,160)		(157,160)		(157,160)
BALANCE, DECEMBER 31, 2023	20,425	2,042,453	1,339,546	451,154	1,790,700	(294,539)	3,538,614
Comprehensive income			232,364	58,091	290,455	39,517	329,972
Proceeds from issuance of capital stock	27,609	2,760,861					2,760,861
Repurchase/redemption of capital stock	(26,082)	(2,608,147)					(2,608,147)
Cash dividends on capital stock			(168,455)		(168,455)		(168,455)
BALANCE, DECEMBER 31, 2024	21,952	2,195,167	1,403,455	509,245	1,912,700	(255,022)	3,852,845
Comprehensive income			181,265	45,316	226,581	121,718	348,299
Proceeds from issuance of capital stock	22,155	2,215,604					2,215,604
Repurchase/redemption of capital stock	(24,741)	(2,474,108)					(2,474,108)
Stock reclassified to mandatorily redeemable capital stock	—	(53)					(53)
Cash dividends on capital stock			(163,248)		(163,248)		(163,248)
BALANCE, DECEMBER 31, 2025	19,366	$1,936,610	$1,421,472	$554,561	$1,976,033	$(133,304)	$3,779,339

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF BOSTON STATEMENTS OF CASH FLOWS (dollars in thousands)
	For the Year Ended December 31,
	2025	2024	2023
OPERATING ACTIVITIES
Net income	$226,581	$290,455	$257,292
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization/(accretion)	(56,236)	(5,942)	(11,184)
Provision for credit losses	400	196	77
Net change in derivatives and hedging activities	(442,882)	(88,646)	(349,754)
Other adjustments, net	13,205	8,193	7,898
Net change in:
Market value of trading securities	88	(94)	111
Accrued interest receivable	80,660	(76,494)	(51,441)
Other assets	1,863	2,915	(2,754)
Accrued interest payable	(31,754)	59,098	139,019
Other liabilities	562	32,391	8,093
Total adjustments	(434,094)	(68,383)	(259,935)
Net cash (used in) provided by operating activities	(207,513)	222,072	(2,643)

INVESTING ACTIVITIES
Net change in:
Interest-bearing deposits	264,834	101,348	276,933
Securities purchased under agreements to resell	(3,000,000)	100,000	(1,600,000)
Federal funds sold	(454,000)	(5,000)	206,000
Advances to members	6,492,344	(3,225,570)	(235,880)
Available-for-sale securities:
Proceeds	3,426,422	984,767	370,366
Purchases	(2,048,776)	(1,755,400)	(2,003,522)
Held-to-maturity securities:
Proceeds	12,917	15,704	20,117
Mortgage loans held for portfolio:
Proceeds	397,893	318,007	251,498
Purchases	(1,009,762)	(944,719)	(558,758)
Other investing activities, net	(2,408)	(2,219)	(11,061)
Net cash provided by (used in) investing activities	4,079,464	(4,413,082)	(3,284,307)

FEDERAL HOME LOAN BANK OF BOSTON STATEMENTS OF CASH FLOWS — (Continued) (dollars in thousands) (unaudited)
	For the Year Ended December 31,
	2025	2024	2023
FINANCING ACTIVITIES
Net change in deposits	46,490	(40,183)	271,148
Net payments on derivatives with a financing element	(10,702)	27,798	1,580
Net proceeds from issuance of consolidated obligations:
Discount notes	72,283,790	95,148,058	142,078,706
Discount notes transferred from other FHLBanks	—	614,234	—
Bonds	52,541,551	40,811,568	32,019,521
Bonds transferred from other FHLBanks	—	5,804,945	—
Payments for maturing and retiring consolidated obligations:
Discount notes	(69,641,777)	(98,634,089)	(147,077,036)
Discount notes transferred to other FHLBanks	(4,964)	(613,811)	—
Bonds	(58,667,495)	(38,958,995)	(23,810,885)
Payment of financing lease	(40)	(40)	(173)
Proceeds from issuance of capital stock	2,215,604	2,760,861	5,072,144
Payments for repurchase of capital stock	(2,474,108)	(2,608,147)	(5,058,773)
Payments for redemption of mandatorily redeemable capital stock	(1,017)	(997)	(6,303)
Cash dividends paid	(163,248)	(168,455)	(157,160)
Net cash (used in) provided by financing activities	(3,875,916)	4,142,747	3,332,769
Net (decrease) increase in cash and due from banks	(3,965)	(48,263)	45,819
Cash and due from banks at beginning of the period	5,149	53,412	7,593
Cash and due from banks at end of the period	$1,184	$5,149	$53,412
Supplemental disclosures:
Interest paid	$3,052,356	$3,149,312	$2,941,454
Noncash transfers of mortgage loans held for portfolio to other assets	$347	$339	$621
Noncash lease liabilities arising from obtaining/modifying right-of-use assets	$—	$171	$26,314

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

"Mortgage Partnership Finance", "MPF" and "MPF Xtra" are registered trademarks of the FHLBank of Chicago.

Note 2 — Summary of Significant Accounting Policies

Use of Estimates

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP). The preparation of financial statements in accordance with GAAP requires management to make subjective assumptions and estimates that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported amounts of income and expenses. The most significant of these estimates include, but are not limited to, the valuation of derivatives and hedged items. Actual results could differ from these estimates.

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

Securities purchased under agreements to resell are also subject to netting requirements. Based on the fair value of the related collateral held, the securities purchased under agreements to resell were fully collateralized for the periods presented. There were no offsetting amounts related to these securities at December 31, 2025 and 2024.

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

Advances

Advances are carried at amortized cost, which is original cost net of periodic principal repayments, amortization of premiums and accretion of discounts, and fair-value hedge accounting adjustments, as discussed in Note 6 — Advances. Advances are evaluated quarterly for expected credit losses. We generally record our advances at par. However, we may record premiums or discounts on advances in the following cases:

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

We amortize or accrete premiums, discounts, and basis adjustments on discontinued fair-value hedging relationships on advances to interest income using the level-yield method. We record interest on advances to interest income as earned. Accrued interest receivable is recorded separately on the statements of condition.

Prepayment Fees. We charge borrowers a prepayment fee when they prepay certain advances before the original maturity. We record prepayment fees net of hedging fair-value adjustments included in the carrying value of the prepaid advance in the statement of operations as advance interest income.

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

Mortgage Loans Held for Portfolio

We participate in the MPF Program through which we invest in conventional, residential, fixed-rate mortgage loans (conventional mortgage loans) and government-insured or -guaranteed residential fixed-rate mortgage loans (government mortgage loans) that are purchased from participating financial institutions (see Note 7 — Mortgage Loans Held for Portfolio). We classify our investments in mortgage loans for which we have the intent and ability to hold for the foreseeable future or until maturity or payoff as held for portfolio. As of December 31, 2025, all our investments in mortgage loans are held for portfolio. Mortgage loans held for portfolio are recorded at amortized cost, which is original cost, net of periodic principal repayments and amortization of premiums and accretion of discounts, and direct write-downs. Accrued interest receivable is recorded separately on the statements of condition. We perform a quarterly assessment of our mortgage loans held for portfolio to estimate expected credit losses. An allowance for credit losses is recorded with a corresponding adjustment to the provision for credit losses. We do not purchase mortgage loans with credit deterioration present at the time of purchase.

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

Accounting for Fair-Value and Cash-Flow Hedges. If hedging relationships meet certain criteria, including, but not limited to, formal documentation of the hedging relationship and an expectation to be highly effective, they qualify for fair-value or cash-

flow hedge accounting. For cash-flow hedges, we measure effectiveness using the hypothetical derivative method, which compares the cumulative change in fair value of the actual derivative designated as the hedging instrument to the cumulative change in fair value of a hypothetical derivative having terms that identically match the critical terms of the hedged forecasted transaction.

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

We lease office space and office equipment to run our business operations. For leases with a term of 12 months or less, we have made an accounting policy election to not recognize lease right-of-use assets and lease liabilities. At December 31, 2025 and 2024, we included in the statement of condition $18.3 million and $19.3 million, respectively, of lease right-of-use assets in other assets as well as $25.3 million and $26.5 million, respectively, of lease liabilities in other liabilities. We have recognized operating lease costs in other operating expenses on the statement of operations of $2.2 million, $2.2 million, and $3.7 million, respectively, for the years ended December 31, 2025, 2024, and 2023.

Consolidated Obligations

We record COs at amortized cost.

Discounts and Premiums. We accrete discounts and amortize premiums as well as basis adjustments on discontinued fair-value hedging relationships on COs to interest expense using the level-yield method over the contractual term to maturity of the CO.

Concessions on COs. We pay concessions to dealers in connection with the issuance of certain COs. The Office of Finance prorates the amounts paid to dealers based upon the percentage of debt issued that we assumed. We record concessions paid on COs as a direct reduction from the carrying amount of the COs, consistent with the presentation of discounts on COs. These dealer concessions are amortized using the level-yield method over the contractual term to maturity of the COs. The amortization of those concessions is included in CO interest expense on the statement of operations.

Off-Balance Sheet Credit Exposures

We evaluate our off-balance sheet credit exposures on a quarterly basis for expected credit losses. If deemed necessary, an allowance for expected credit losses on these off-balance sheet exposures is recorded in other liabilities with a corresponding adjustment to the provision for credit losses.

Mandatorily Redeemable Capital Stock

We reclassify stock subject to redemption from equity to a liability when a member exercises a written redemption request, gives notice of intent to withdraw from membership, or attains nonmember status by merger or acquisition, charter termination, or other involuntary termination from membership, since the shares meet the definition of a mandatorily redeemable financial instrument upon such instances. Member shares meeting this definition are reclassified to a liability at fair value. Dividends declared on mandatorily redeemable capital stock are accrued at the expected dividend rate for Class B stock and reflected as interest expense on the statement of operations. The repayment of these mandatorily redeemable financial instruments is reflected as cash outflows in the financing activities section of the statement of cash flows once settled.

We do not take into consideration our members' right to cancel a redemption request in determining when shares of capital stock should be classified as a liability because such cancellation would be subject to a cancellation fee equal to two percent of the par amount of the shares of Class B stock that is the subject of the redemption notice. If a member cancels its written redemption request or notice of intent to withdraw from membership, we will reclassify mandatorily redeemable capital stock from a liability to equity. After the reclassification, dividends on the capital stock will no longer be classified as interest expense.

Restricted Retained Earnings

The joint capital enhancement agreement, as amended (the Joint Capital Agreement), provides that each FHLBank will, on a quarterly basis, contribute 20 percent of its net income to a separate restricted retained earnings account until the balance of that account, calculated as of the last day of each calendar quarter, equals at least 1 percent of that FHLBank's average balance of outstanding COs (excluding fair-value adjustments) for the calendar quarter. Restricted retained earnings are not available to pay dividends, and we present them separate from other retained earnings on the statement of condition. Any amount of restricted retained earnings that exceeds 150 percent of the contribution requirement may be reclassified to unrestricted retained earnings. No reclassification from restricted retained earnings to unrestricted retained earnings occurred during 2025.

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

Assessments

Affordable Housing Program. The FHLBank Act requires us to establish and fund AHP based on positive annual net earnings, providing grants to members to assist in the purchase, construction, or rehabilitation of housing for very low, low-, or moderate-income households. We recognize the required funding as well as any discretionary funding for AHP as a reduction to earnings and establish an AHP liability, except when annual net earnings are zero or negative, in which case there is no requirement to fund AHP. The liability is reduced as awards are distributed to qualifying projects in the form of grants or as interest rate subsidies for AHP subsidized advances. For AHP subsidized advances a discount on the AHP advance and charge against the AHP liability is recorded for the present value of the variation in the cash flow caused by the difference in the interest rate between the AHP advance rate and our related cost of funds for comparable maturity funding. The discount on AHP advances is accreted to interest income on advances using the level-yield method over the life of the advance. See Note 11 — Affordable Housing Program and Discretionary Subsidy Programs for additional information.

Cash Flows

In the statement of cash flows, we consider noninterest bearing cash and due from banks as cash and cash equivalents. Federal funds sold and interest-bearing deposits are not treated as cash equivalents for purposes of the statement of cash flows, but are instead treated as short-term investments and are reflected in the investing activities section of the statement of cash flows.

Related-Party Activities

We define related parties as members who owned 10 percent or more of the voting interests of our outstanding capital stock at December 31, 2025. See Note 17 — Transactions with Shareholders for additional information.

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

Our major customers include members with revenue in excess of 10 percent of our total revenue, which includes interest income and noninterest income. The Bank had one major customer with total revenue of $433.0 million for the year ended December 31, 2025.

Note 3 — Recently Issued and Adopted Accounting Guidance

Financial Instruments - Credit Losses: Purchased Loans. On November 12, 2025, the Financial Accounting Standards Board (FASB) issued guidance that requires purchased seasoned loans to be accounted for using an approach that recognizes an allowance for credit losses for the estimate of credit losses at the acquisition date, with an offsetting gross-up adjustment to the purchase price of the purchased seasoned loans. The amendments define a seasoned loan and require that all seasoned loans, including loans acquired without credit deterioration, be accounted for using this gross-up approach at acquisition.

This guidance is effective for us for interim and annual periods beginning after December 15, 2026. Early adoption is permitted as of the beginning of an interim or annual reporting period. This guidance will be applied prospectively to loans that are acquired on or after the date of initial application. We are currently evaluating the effect this guidance may have on our financial condition and results of operations.

Targeted Improvements to the Accounting for Internal-Use Software. On September 18, 2025, the FASB issued guidance to modernize the accounting for internal-use software costs to better align the accounting with more current practices of how software is developed. Under previous GAAP, entities were required to capitalize development costs incurred for internal-use software depending on the nature of the costs and the project stage during which those costs occur. The amendments improve the operability of the guidance by removing all references to software development project stages so that the guidance is neutral to different software development methods, including methods that entities may use to develop software in the future.

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

Compensating Balances. We maintain collected cash balances with a commercial bank in return for certain services. The related agreement contains no legal restrictions on the withdrawal of funds. The average collected cash balance was $15.8 million and $11.6 million for the years ended December 31, 2025 and 2024, respectively.

Note 5 — Investments

Interest-Bearing Deposits, Securities Purchased Under Agreements to Resell, and Federal Funds Sold

We invest in interest-bearing deposits, securities purchased under agreements to resell, and federal funds sold to provide liquidity. These investments are generally transacted with counterparties that have received, or whose guarantors have received, a credit rating of triple-B or greater (investment grade) by a nationally recognized statistical rating organization (NRSRO), or the equivalent. At December 31, 2025, and December 31, 2024, none of these investments were made to counterparties or, if applicable, guaranteed by entities rated below single-A or the equivalent.

Securities purchased under agreements to resell are short-term and structured such that they are evaluated daily to determine if the market value of the underlying securities decreases below the market value required as collateral (i.e. subject to collateral maintenance provisions). If so, the counterparty must place an amount of additional securities as collateral or remit an equivalent amount of cash sufficient to comply with collateral maintenance provisions, generally by the next business day. Based upon the collateral held as security and collateral maintenance provisions with our counterparties, we determined that no allowance for credit losses was needed for our securities purchased under agreements to resell at December 31, 2025, and December 31, 2024.

Federal funds sold are unsecured loans transacted on an overnight term or short-term basis. Investments in interest-bearing deposit accounts have no contractual term and may be withdrawn upon demand by the Bank. All investments in federal funds sold and interest-bearing deposits outstanding as of December 31, 2025, and December 31, 2024, have been repaid according to the contractual terms in the case of federal funds sold or on demand or at a scheduled time agreed to by the Bank in the case of interest-bearing deposits. No allowance for credit losses was recorded for these assets at December 31, 2025, and December 31, 2024.

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

Trading Securities

Table 5.1 - Trading Securities by Major Security Type
(dollars in thousands)

	December 31, 2025	December 31, 2024
Corporate bonds	$1,401	$1,489

For the years ended December 31, 2025, 2024, and 2023 net (losses) gains on trading securities held at period end were $(88) thousand, and $94 thousand, and $(111) thousand, respectively.

We do not participate in speculative trading practices and typically hold these investments for longer periods of time.

Available-for-sale Securities

Table 5.2 - Available-for-Sale Securities by Major Security Type
(dollars in thousands)

	December 31, 2025
		Amounts Recorded in Accumulated Other Comprehensive Income
	Amortized Cost (1)	Unrealized Gains	Unrealized Losses	Fair Value
U.S. Treasury obligations	$4,294,898	$1,744	$(287)	$4,296,355
State housing-finance-agency obligations (HFA securities)	63,306	181	—	63,487
Supranational institutions	244,781	—	(1,387)	243,394
U.S. government-owned corporations	238,143	—	(8,078)	230,065
Government-sponsored enterprise (GSE)	98,926	—	(2,391)	96,535
	4,940,054	1,925	(12,143)	4,929,836
Mortgage-backed securities (MBS)
U.S. government guaranteed – single-family	112,743	106	(1,352)	111,497
U.S. government guaranteed – multifamily	499,715	—	(47,277)	452,438
GSE – single-family	2,392,461	6,166	(30,543)	2,368,084
GSE – multifamily	7,882,310	24,087	(124,867)	7,781,530
	10,887,229	30,359	(204,039)	10,713,549
Total	$15,827,283	$32,284	$(216,182)	$15,643,385

	December 31, 2024
		Amounts Recorded in Accumulated Other Comprehensive Income
	Amortized Cost (1)	Unrealized Gains	Unrealized Losses	Fair Value
U.S. Treasury obligations	$5,811,806	$1,415	$(5,556)	$5,807,665
HFA securities	6,645	6	—	6,651
Supranational institutions	340,228	15	(2,891)	337,352
U.S. government-owned corporations	235,839	—	(14,070)	221,769
GSE	98,280	—	(3,666)	94,614
	6,492,798	1,436	(26,183)	6,468,051
MBS
U.S. government guaranteed – single-family	180,674	283	(1,905)	179,052
U.S. government guaranteed – multifamily	509,859	—	(45,036)	464,823
GSE – single-family	1,999,159	3,403	(49,409)	1,953,153
GSE – multifamily	7,609,663	8,800	(212,634)	7,405,829
	10,299,355	12,486	(308,984)	10,002,857
Total	$16,792,153	$13,922	$(335,167)	$16,470,908
_______________________
(1)    Amortized cost of available-for-sale securities includes adjustments made to the cost basis of an investment for accretion, amortization, collection of cash, and fair-value hedge accounting adjustments. Amortized cost excludes accrued interest receivable of $41.8 million and $45.2 million at December 31, 2025 and 2024, respectively.

Table 5.3 - Available-for-Sale Securities in a Continuous Unrealized Loss Position
(dollars in thousands)

	December 31, 2025
	Continuous Unrealized Loss Less than 12 Months		Continuous Unrealized Loss 12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury obligations	$—	$—	$1,420,537	$(287)	$1,420,537	$(287)
Supranational institutions	—	—	243,394	(1,387)	243,394	(1,387)
U.S. government-owned corporations	—	—	230,065	(8,078)	230,065	(8,078)
GSE	—	—	96,535	(2,391)	96,535	(2,391)
	—	—	1,990,531	(12,143)	1,990,531	(12,143)
MBS
U.S. government guaranteed – single-family	58,687	(78)	11,110	(1,274)	69,797	(1,352)
U.S. government guaranteed – multifamily	—	—	452,438	(47,277)	452,438	(47,277)
GSE – single-family	510,297	(1,145)	507,029	(29,398)	1,017,326	(30,543)
GSE – multifamily	—	—	4,780,948	(124,867)	4,780,948	(124,867)
	568,984	(1,223)	5,751,525	(202,816)	6,320,509	(204,039)
Total	$568,984	$(1,223)	$7,742,056	$(214,959)	$8,311,040	$(216,182)

	December 31, 2024
	Continuous Unrealized Loss Less than 12 Months		Continuous Unrealized Loss 12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury obligations	$464,479	$(140)	$3,153,111	$(5,416)	$3,617,590	$(5,556)
Supranational institutions	—	—	325,028	(2,891)	325,028	(2,891)
U.S. government-owned corporations	—	—	221,769	(14,070)	221,769	(14,070)
GSE	—	—	94,614	(3,666)	94,614	(3,666)
	464,479	(140)	3,794,522	(26,043)	4,259,001	(26,183)
MBS
U.S. government guaranteed – single-family	—	—	12,963	(1,905)	12,963	(1,905)
U.S. government guaranteed – multifamily	—	—	464,823	(45,036)	464,823	(45,036)
GSE – single-family	627,702	(1,598)	510,158	(47,811)	1,137,860	(49,409)
GSE – multifamily	828,243	(2,737)	5,237,505	(209,897)	6,065,748	(212,634)
	1,455,945	(4,335)	6,225,449	(304,649)	7,681,394	(308,984)
Total	$1,920,424	$(4,475)	$10,019,971	$(330,692)	$11,940,395	$(335,167)

Table 5.4 - Available-for-Sale Securities by Contractual Maturity
(dollars in thousands)

	December 31, 2025		December 31, 2024
Year of Maturity	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$774,639	$775,179	$1,803,427	$1,804,492
Due after one year through five years	3,848,656	3,848,312	4,393,367	4,385,160
Due after five years through 10 years	17,976	17,995	—	—
Due after 10 years	298,783	288,350	296,004	278,399
	4,940,054	4,929,836	6,492,798	6,468,051
MBS (1)	10,887,229	10,713,549	10,299,355	10,002,857
Total	$15,827,283	$15,643,385	$16,792,153	$16,470,908
_______________________
(1)    MBS are not presented by contractual maturity because their expected maturities will likely differ from contractual maturities since borrowers of the underlying loans may have the right to call or prepay obligations with or without call or prepayment fees.

Held-to-Maturity Securities

Table 5.5 - Held-to-Maturity Securities by Major Security Type
(dollars in thousands)

	December 31, 2025
	Amortized Cost(1)	Gross Unrecognized Holding Gains	Gross Unrecognized Holding Losses	Fair Value
MBS
U.S. government guaranteed – single-family	$2,374	$15	$—	$2,389
GSE – single-family	47,818	453	(307)	47,964
Total	$50,192	$468	$(307)	$50,353

	December 31, 2024
	Amortized Cost(1)	Gross Unrecognized Holding Gains	Gross Unrecognized Holding Losses	Fair Value
MBS
U.S. government guaranteed – single-family	$2,738	$13	$—	$2,751
GSE – single-family	60,580	435	(569)	60,446
Total	$63,318	$448	$(569)	$63,197
_______________________
(1)    Amortized cost of held-to-maturity securities includes adjustments made to the cost basis of an investment for accretion, amortization, and collection of cash. Amortized cost excludes accrued interest receivable of $257 thousand and $359 thousand at December 31, 2025 and 2024, respectively.

Sales of Available-for-Sale Securities

The following table summarizes the sales of available-for-sale securities for the years ended December 31, 2025, 2024, and 2023.

Table 5.6 - Sales of Available-for-Sale Securities
(dollars in thousands)

	For the Year Ended December 31,
	2025	2024	2023

Proceeds from sales	$771,677	$72,961	$—
Amortized cost	770,663	72,909	—

Gross realized gains from sales	$4,183	$357	$—
Gross realized losses from sales	(3,169)	(305)	—
Realized net gain from sales	$1,014	$52	$—

Allowance for Credit Losses on Available-for-Sale Securities and Held-to-Maturity Securities

We evaluate available-for-sale and held-to-maturity investment securities for credit losses on a quarterly basis. Our available-for-sale and held-to-maturity securities are principally debt securities of the U.S. Treasury, GSEs, U.S. government-owned corporations, supranational institutions, state housing finance agency obligations, and MBS issued by Government National Mortgage Association (Ginnie Mae), Freddie Mac, and Fannie Mae that are backed by single-family or multifamily mortgage loans. We only purchase investment-grade securities. At December 31, 2025, and December 31, 2024, all available-for-sale securities and held-to-maturity securities were rated double-A, or above, by an NRSRO, based on the lowest long-term credit rating for each security.

We evaluate individual available-for-sale securities for impairment by comparing the security’s fair value to its amortized cost. Impairment may exist when the fair value of the investment is less than its amortized cost (i.e. in an unrealized loss position). At December 31, 2025, and December 31, 2024, certain available-for-sale securities were in an unrealized loss position. These losses are considered temporary as we expect to recover the entire amortized cost basis on these available-for-sale investment securities and we neither intend to sell these securities nor consider it more likely than not that we will be required to sell these securities before the anticipated recovery of each security's remaining amortized cost basis. Further, we have not experienced any material payment defaults on the instruments.

We evaluate held-to-maturity securities for impairment on a collective or pooled basis unless an individual assessment is deemed necessary because the securities do not possess similar risk characteristics. We have not experienced and do not anticipate any payment defaults on these securities.

Based on our assessment of the credit worthiness of the issuers or guarantors, no allowance for credit losses was recorded on available-for-sale securities or held-to-maturity securities at December 31, 2025, and December 31, 2024.

Note 6 — Advances

General Terms. We offer a wide range of fixed- and variable-rate advance products with different maturities, interest rates, payment characteristics, and optionality. Advances have maturities ranging from one day to 30 years or longer with the approval of our credit committee. At both December 31, 2025, and December 31, 2024, we had advances outstanding with interest rates ranging from 0.00 percent to 6.23 percent.

Table 6.1 - Advances Outstanding by Year of Contractual Maturity
(dollars in thousands)

	December 31, 2025		December 31, 2024
	Amount	Weighted Average Rate	Amount	Weighted Average Rate
Overdrawn demand-deposit accounts	$1,585	4.07%	$4,709	4.73%
Due in one year or less	23,813,774	3.93	30,382,356	4.54
Due after one year through two years	5,988,118	4.00	4,110,784	4.08
Due after two years through three years	4,138,391	3.62	3,216,983	4.22
Due after three years through four years	2,168,610	3.82	3,551,070	3.59
Due after four years through five years	1,281,603	3.67	2,288,069	3.80
Due after five years through fifteen years	1,369,128	3.29	1,694,930	3.40
Thereafter	38,673	2.20	43,325	1.85
Total par value	38,799,882	3.87%	45,292,226	4.32%
Discounts	(44,026)		(38,695)
Fair value hedging adjustments	6,707		(90,356)
Total (1)	$38,762,563		$45,163,175
_________________________
(1)    Excludes accrued interest receivable of $102.8 million and $188.6 million at December 31, 2025, and December 31, 2024, respectively.

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

Table 6.2 - Advances Outstanding by Year of Contractual Maturity or Next Call Date
(dollars in thousands)

	December 31, 2025	December 31, 2024
Overdrawn demand-deposit accounts	$1,585	$4,709
Due in one year or less	27,534,061	31,664,678
Due after one year through two years	3,345,538	3,739,220
Due after two years through three years	3,774,864	2,602,744
Due after three years through four years	1,986,494	3,478,578
Due after four years through five years	785,997	2,158,154
Due after five years through fifteen years	1,332,670	1,600,818
Thereafter	38,673	43,325
Total par value	$38,799,882	$45,292,226

We currently hold putable advances that provide us with the right to require repayment prior to maturity of the advance (and thereby extinguish the advance) on predetermined exercise dates (put dates). Generally, we would exercise the put options when interest rates increase relative to contractual rates.

Table 6.3 - Advances Outstanding by Year of Contractual Maturity or Next Put Date
(dollars in thousands)

	December 31, 2025	December 31, 2024
Overdrawn demand-deposit accounts	$1,585	$4,709
Due in one year or less	29,185,444	37,096,726
Due after one year through two years	4,667,948	2,686,484
Due after two years through three years	2,727,891	1,886,413
Due after three years through four years	716,610	2,175,570
Due after four years through five years	727,603	579,569
Due after five years through fifteen years	734,128	819,430
Thereafter	38,673	43,325
Total par value	$38,799,882	$45,292,226

Table 6.4 - Advances by Current Interest Rate Terms
(dollars in thousands)

	December 31, 2025	December 31, 2024
Fixed-rate
Due in one year or less	$18,566,866	$19,621,656
Due after one year	11,242,189	13,585,791
Total fixed-rate	29,809,055	33,207,447

Variable-rate
Due in one year or less	5,248,492	10,765,409
Due after one year	3,742,335	1,319,370
Total variable-rate	8,990,827	12,084,779
Total par value	$38,799,882	$45,292,226

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

In addition, we lend to eligible borrowers in accordance with federal law and FHFA regulations. Specifically, we are required to obtain sufficient collateral to fully secure credit products up to the borrower’s total outstanding credit obligations plus unused credit lines. Collateral eligible to secure new or renewed advances includes:

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

Residential mortgage loans are the principal form of collateral for advances. The estimated value of the collateral pledged to secure each borrower's credit products is calculated by applying collateral discounts, or haircuts, to the market value or par value of the collateral, as applicable. We require all borrowers that pledge securities collateral to place physical possession of such securities collateral with our third-party custodian, the borrower's approved designated agent, or the borrower's securities corporation, subject to a control agreement giving us appropriate control over such collateral. The Bank has a lien on and holds the stock of a member in the Bank as further collateral security for all indebtedness of the member to the Bank. Collateral arrangements may vary depending upon borrower credit quality, financial condition, performance, borrowing capacity, the type of member, collateral availability, and our overall credit exposure to the borrower. We can call for additional or substitute collateral to further safeguard our security interest. We also have policies and procedures for validating the reasonableness of our collateral valuations. In addition, we perform collateral verifications based on the risk profile of the borrower and other considerations. We believe that these policies effectively manage our credit risk from advances.

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

The Bank’s decision to lend is based primarily on our analysis of each borrower’s financial condition and outlook, though we consider payment status as well as the types and level of collateral as additional factors. At December 31, 2025, and December 31, 2024, we had rights to collateral, on a borrower-by-borrower basis, with an estimated value greater than our outstanding extensions of credit.

We continue to evaluate and make changes to our collateral guidelines based on market conditions. At December 31, 2025, and December 31, 2024, none of our advances were past due, on nonaccrual status, or considered impaired. In addition, there were no modifications for borrowers experiencing financial difficulties related to advances during the years ended December 31, 2025 and 2024.

Based upon the collateral held as security, our credit extension and collateral policies, management's credit analysis, and the repayment history on advances, we have not recorded any allowance for credit losses on our advances at December 31, 2025, and December 31, 2024.

Prepayment Fees. We record prepayment fees received from borrowers on certain prepaid advances net of any associated basis adjustments related to hedging activities on those advances and net of deferred prepayment fees on advance prepayments considered to be loan modifications. Additionally, for certain advances products, the prepayment-fee provisions of the advance agreement could result in either a payment from the borrower or to the borrower when such an advance is prepaid, based upon market conditions at the time of prepayment (referred to as a symmetrical prepayment fee). Advances with a symmetrical prepayment fee provision are hedged with derivatives containing offsetting terms, so that we are financially indifferent to the borrower's decision to prepay such advances. The net amount of prepayment fees is reflected as advances interest income in the statement of operations.

Table 6.5 - Advances Prepayment Fees
(dollars in thousands)

	For the Year Ended December 31,
	2025	2024	2023
Prepayment fees received from borrowers	$2,105	$435	$135
Hedging fair-value adjustments on prepaid advances	(1,272)	489	733
Advance prepayment fees recognized in income, net	$833	$924	$868

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

Table 7.1 - Mortgage Loans Held for Portfolio
(dollars in thousands)

	December 31, 2025	December 31, 2024
Real estate
Fixed-rate 15-year single-family mortgages	$130,224	$158,349
Fixed-rate 20- and 30-year single-family mortgages	4,118,175	3,485,188
Premiums	49,556	44,801
Discounts	(9,692)	(5,921)
Deferred derivative gains (losses), net	59	(1,067)
Total mortgage loans held for portfolio(1)	4,288,322	3,681,350
Less: allowance for credit losses	(2,600)	(2,200)
Total mortgage loans, net of allowance for credit losses	$4,285,722	$3,679,150
________________________
(1)    Excludes accrued interest receivable of $31.6 million and $23.8 million at December 31, 2025, and December 31, 2024, respectively.

Table 7.2 - Mortgage Loans Held for Portfolio by Collateral/Guarantee Type
(dollars in thousands)

	December 31, 2025	December 31, 2024
Conventional mortgage loans	$4,128,300	$3,509,254
Government mortgage loans	120,099	134,283
Total par value	$4,248,399	$3,643,537

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

Mortgage loans delivered to us must be credit enhanced to an equivalent of a single-A-minus rated MBS. We share the risk of credit losses on our investments in mortgage loans with the related participating financial institution by structuring potential losses on these investments into layers with respect to each master commitment. We analyze the risk characteristics of our mortgage loans using a third-party model to determine the credit-enhancement amount at the time of purchase. This credit-enhancement amount is broken into two parts: the Bank's first-loss account and the participating financial institution's credit-enhancement obligation, which may be calculated based on the risk analysis to equal the difference between the amounts needed for the master commitment to have a rating equivalent to a single-A-minus rated MBS and our initial first-loss account exposure.

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

For loans in which we buy or sell participations from or to other FHLBanks that participate in the MPF Program (MPF Banks), the amount of the first-loss account remaining to absorb losses for loans that we own is partly dependent on the percentage of our participation in such loans. Assuming losses occur on a proportional basis between loans that we own and loans owned by other MPF Banks, at December 31, 2025 and 2024, the amount of first-loss account remaining for losses allocable to us was $40.2 million and $36.8 million, respectively.

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

Payment Status of Mortgage Loans. Payment status is a key credit quality indicator for conventional mortgage loans and allows us to monitor borrower performance. A past due loan is one for which the borrower has failed to make a full payment of principal and interest within 30 days of its due date. Other delinquency statistics include nonaccrual loans and loans in process of foreclosure. Tables 7.3 and 7.4 present the payment status for conventional mortgage loans and other delinquency statistics for all mortgage loans at December 31, 2025, and December 31, 2024.

Table 7.3 - Credit Quality Indicator for Conventional Mortgage Loans
(dollars in thousands)

	December 31, 2025
	Year of Origination
Payment Status at Amortized Cost(1)	Prior to 2021	2021 to 2025	Total
Past due 30-59 days delinquent	$16,095	$10,655	$26,750
Past due 60-89 days delinquent	4,462	918	5,380
Past due 90 days or more delinquent	5,234	1,482	6,716
Total past due	25,791	13,055	38,846
Total current loans	1,607,659	2,519,721	4,127,380
Total conventional mortgage loans	$1,633,450	$2,532,776	$4,166,226

	December 31, 2024
	Year of Origination
Payment Status at Amortized Cost(1)	Prior to 2020	2020 to 2024	Total
Past due 30-59 days delinquent	$18,396	$6,605	$25,001
Past due 60-89 days delinquent	4,808	1,851	6,659
Past due 90 days or more delinquent	5,419	692	6,111
Total past due	28,623	9,148	37,771
Total current loans	1,279,577	2,227,402	3,506,979
Total conventional mortgage loans	$1,308,200	$2,236,550	$3,544,750
_________________________
(1)    Amortized cost excludes accrued interest receivable.

Table 7.4 - Other Delinquency Statistics of Mortgage Loans
(dollars in thousands)

	December 31, 2025
	Amortized Cost in Conventional Mortgage Loans	Amortized Cost in Government Mortgage Loans	Total
In process of foreclosure (1)	$514	$844	$1,358
Serious delinquency rate (2)	0.16%	1.42%	0.20%
Past due 90 days or more still accruing interest	$—	$1,730	$1,730
Loans on nonaccrual status (3)	$7,257	$—	$7,257

	December 31, 2024
	Amortized Cost in Conventional Mortgage Loans	Amortized Cost in Government Mortgage Loans	Total
In process of foreclosure (1)	$1,144	$771	$1,915
Serious delinquency rate (2)	0.17%	1.51%	0.22%
Past due 90 days or more still accruing interest	$—	$2,060	$2,060
Loans on nonaccrual status (3)	$6,111	$—	$6,111
_______________________
(1)    Includes loans where the decision of foreclosure or similar alternative such as pursuit of deed-in-lieu of foreclosure has been reported.
(2)    Loans that are 90 days or more past due or in the process of foreclosure expressed as a percentage of the amortized cost of the total loan portfolio class.
(3)    As of December 31, 2025, and December 31, 2024, $2.8 million and $3.2 million, respectively, of conventional mortgage loans on nonaccrual status did not have an associated allowance for credit losses because either these loans were charged off or the fair value of the underlying collateral, including any credit-enhancements, is greater than the amortized cost of the loans.

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

Table 7.5 presents a roll forward of the allowance for credit losses on conventional mortgage loans for the years ended December 31, 2025, 2024, and 2023.

Table 7.5 - Allowance for Credit Losses on Conventional Mortgage Loans
(dollars in thousands)

	For the Year Ended December 31,
	2025	2024	2023
Allowance for credit losses (1)
Balance, beginning of period	$2,200	$2,000	$1,900
Charge-offs	(8)	(1)	—
Recoveries	8	5	23
Provision for credit losses	400	196	77
Balance, end of period	$2,600	$2,200	$2,000
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

Any losses incurred on these loans that are not recovered from the insurer or guarantor are absorbed by the related servicer. Therefore, we only have credit risk for these loans if the servicer fails to pay for losses not covered by insurance or guarantees, but in such instances, we will have recourse against the servicer for such failure. Due to government guarantees or insurance on our government loans, there is no allowance for credit losses for the government mortgage loan portfolio as of December 31, 2025, and December 31, 2024. Additionally, government mortgage loans are not placed on nonaccrual status due to the government guarantee or insurance on these loans and the contractual obligation of the loan servicers to repurchase their related loans when certain criteria are met.

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

Types of Assets and Liabilities Hedged

Investments. We use derivatives to manage the interest-rate and prepayment risk associated with certain investment securities that are classified as available-for-sale securities. Typically, we hedge the fair value of fixed-rate investments with interest-rate swaps where we pay a fixed-rate coupon and receive a variable-rate coupon, effectively converting the investment to a floating-rate investment. These transactions are treated as fair-value hedges.

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

With each issuance of a putable advance, we effectively purchase from the borrower an embedded put option that enables us to terminate a fixed-rate advance on predetermined put dates, and offer, subject to certain conditions, replacement funding at then-current advances rates. We may hedge a putable advance by entering into a derivative that is cancelable by the derivative counterparty, where we pay a fixed-rate coupon and receive a variable-rate coupon. This type of hedge is treated as a fair-value hedge. The swap counterparty would normally exercise its option to cancel the derivative at par on any defined exercise date if interest rates had risen, and at that time, we could, at our option, require simultaneous repayment of the advance.

Additionally, the borrower's option to prepay an advance can create interest-rate risk. When a borrower prepays an advance, we could suffer lower future income if the principal portion of the prepaid advance were invested in lower-yielding assets that continue to be funded by higher-cost debt. To protect against this risk, we generally charge a prepayment fee that makes us financially indifferent to a borrower's decision to prepay an advance. If the advance is hedged with a derivative instrument, the prepayment fee will generally offset the cost of terminating the designated hedge. When we offer advances that a borrower may prepay without a prepayment fee (other than floating-rate advances that may be prepaid on a floating-rate reset date without a prepayment fee), we usually finance such advances with callable debt or hedge such advances with an interest-rate swap that is cancellable by us.

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

As an example of such a hedging strategy, when fixed-rate COs are issued, we may simultaneously enter into a matching derivative in which we receive fixed-interest cash flows designed to mirror in timing and amount the interest cash outflows we pay on the CO and pay variable cash flows that closely match the interest payments we receive on short-term or variable-rate assets. In some cases, the hedged CO may have a nonstatic coupon that is subject to fair-value risk and that is matched by the receivable coupon on the hedging interest-rate swap. These transactions are treated as fair-value hedges.

In a typical cash-flow hedge of anticipated CO issuance, we may enter into interest-rate swaps to hedge the cost of anticipated future issuance of fixed-rate CO bonds against potential rising interest rates. The interest-rate swap is terminated upon issuance of the fixed-rate CO bond. Changes in fair value of the hedging derivative, to the extent that the hedge is effective, will be recorded in accumulated other comprehensive income and reclassified into earnings in the period or periods during which the cash flows of the fixed-rate CO bond affect earnings beginning upon issuance and continuing over the life of the CO bond.

Firm Commitments. Mortgage loan purchase firm commitments are considered derivatives. When the mortgage loan purchase firm commitment derivative settles, the current market value of the commitment is included in the basis of the mortgage loan. The basis adjustments on the resulting performing loans are then amortized into net interest income over the life of the loans.

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

Table 8.1 - Fair Value of Derivative Instruments
(dollars in thousands)

	December 31, 2025			December 31, 2024
	Notional Amount of Derivatives	Derivative Assets	Derivative Liabilities	Notional Amount of Derivatives	Derivative Assets	Derivative Liabilities
Derivatives designated as hedging instruments
Interest-rate swaps	$44,092,961	$72,227	$(299,312)	$46,232,807	$59,871	$(651,429)
Forward-start interest-rate swaps	641,000	469	—	741,000	224	—
Total derivatives designated as hedging instruments	44,733,961	72,696	(299,312)	46,973,807	60,095	(651,429)

Derivatives not designated as hedging instruments
Interest-rate swaps	7,722,435	49	(133)	2,987,274	—	(32)
Mortgage-delivery commitments (1)	59,316	114	(28)	32,729	8	(108)
Total derivatives not designated as hedging instruments	7,781,751	163	(161)	3,020,003	8	(140)
Total notional amount of derivatives	$52,515,712			$49,993,810
Total derivatives before netting and collateral adjustments		72,859	(299,473)		60,103	(651,569)
Netting adjustments and cash collateral, including related accrued interest (2)		222,864	297,162		241,770	646,823
Derivative assets and derivative liabilities		$295,723	$(2,311)		$301,873	$(4,746)
_______________________
(1)    Mortgage-delivery firm commitments are classified as derivatives with changes in fair value recorded in other income.
(2)    Amounts represent the effect of master-netting agreements intended to allow us to settle positive and negative positions with the same counterparty. Cash collateral posted, including accrued interest, was $243.3 million and $898.0 million at December 31, 2025, and 2024, respectively. The change in cash collateral posted is included in the net change in interest-bearing deposits in the statement of cash flows. Cash collateral received, including accrued interest, was $17.7 million and $9.4 million at December 31, 2025, and 2024, respectively.

Changes in the fair value of a derivative that is designated and qualifies as a fair-value hedge, along with changes in the fair value of the hedged asset or liability that are attributable to the hedged risk, are recorded in net interest income in the same line as the earnings effect of the hedged item. Changes in the fair value of a derivative that is designated and qualifies as a cash-flow hedge are recorded in accumulated other comprehensive income, a component of capital, until the hedged transaction affects earnings.

Table 8.2 presents the net gains (losses) on qualifying fair-value hedging relationships. Gains (losses) on derivatives include unrealized changes in fair value as well as net interest settlements.

Table 8.2 - Net Gains (Losses) on Fair Value Hedging Relationships
(dollars in thousands)

	For the Year Ended December 31, 2025
	Advances	Available-for-sale Securities	CO Bonds
Total interest income (expense) presented on the statements of operations	$1,939,045	$775,158	$(2,184,982)

Gains (losses) on fair value hedging relationships
Changes in fair value:
Derivatives	$(100,851)	$(348,697)	$371,563
Hedged items	99,390	347,301	(371,777)
Net changes in fair value before price alignment interest	(1,461)	(1,396)	(214)
Price alignment interest(1)	(3,368)	(11,190)	810
Net interest settlements on derivatives(2)(3)	101,476	244,557	(301,952)
Net gains (losses) on qualifying hedging relationships	96,647	231,971	(301,356)
Amortization/accretion of discontinued hedging relationships	(1,055)	48,443	2,287
Net gains (losses) on derivatives and hedging activities recorded in net interest income	$95,592	$280,414	$(299,069)

	For the Year Ended December 31, 2024
	Advances	Available-for-sale Securities	CO Bonds
Total interest income (expense) presented on the statements of operations	$2,142,343	$936,312	$(2,159,454)

Gains (losses) on fair value hedging relationships
Changes in fair value:
Derivatives	$22,499	$(63,501)	$305,523
Hedged items	(20,258)	68,710	(307,071)
Net changes in fair value before price alignment interest	2,241	5,209	(1,548)
Price alignment interest(1)	(5,535)	(48,771)	1,482
Net interest settlements on derivatives(2)(3)	211,453	465,397	(580,642)
Net gains (losses) on qualifying hedging relationships	208,159	421,835	(580,708)
Amortization/accretion of discontinued hedging relationships	(880)	2,035	6,430
Net gains (losses) on derivatives and hedging activities recorded in net interest income	$207,279	$423,870	$(574,278)

	For the Year Ended December 31, 2023
	Advances	Available-for-sale Securities	CO Bonds
Total interest income (expense) presented on the statements of operations	$2,113,732	$793,846	$(1,837,365)

Gains (losses) on fair value hedging relationships
Changes in fair value:
Derivatives	$(126,844)	$(314,934)	$490,730
Hedged items	123,385	303,057	(489,360)
Net changes in fair value before price alignment interest	(3,459)	(11,877)	1,370
Price alignment interest(1)	(8,267)	(51,573)	1,505
Net interest settlements on derivatives(2)(3)	181,022	465,478	(639,270)
Net gains (losses) on qualifying hedging relationships	169,296	402,028	(636,395)
Amortization/accretion of discontinued hedging relationships	(1,701)	—	(2,100)
Net gains (losses) on derivatives and hedging activities recorded in net interest income	$167,595	$402,028	$(638,495)
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

Table 8.3 presents the net gains (losses) on qualifying cash flow hedging relationships.

Table 8.3 - Net (Losses) Gains on Cash Flow Hedging Relationships
(dollars in thousands)

	For the Year Ended December 31,
	2025	2024	2023
Forward-start interest rate swaps - CO Bonds
Gains (losses) reclassified from accumulated other comprehensive loss into interest expense	$9,227	$2,280	$(4,422)
(Losses) gains recognized in other comprehensive income	(6,147)	20,842	(940)

For the years ended December 31, 2025 and 2024, there were no reclassifications from accumulated other comprehensive income into earnings as a result of the discontinuance of cash-flow hedges because the original forecasted transactions were not expected to occur by the end of the originally specified period or within a two-month period thereafter. As of December 31, 2025, the maximum length of time over which we are hedging our exposure to the variability in future cash flows for forecasted transactions is five years.

As of December 31, 2025, the amount of deferred net gains (losses) on derivatives in accumulated other comprehensive income related to cash flow hedges that is expected to be reclassified to earnings during the next 12 months is $8.2 million.

Table 8.4 - Cumulative Basis Adjustments for Fair-Value Hedges
(dollars in thousands)

	December 31, 2025
	Advances	Available-for-sale Securities	CO Bonds
Amortized cost of hedged asset/ liability(1)	$11,998,893	$10,960,097	$21,246,143

Fair value hedging adjustments included in amortized cost
Basis adjustments for active hedging relationships	$2,661	$(138,777)	$(215,255)
Basis adjustments for discontinued hedging relationships	4,046	(281,646)	22,886
Cumulative amount of fair value hedging basis adjustments	$6,707	$(420,423)	$(192,369)

	December 31, 2024
	Advances	Available-for-sale Securities	CO Bonds
Amortized cost of hedged asset/ liability(1)	$13,169,482	$10,884,883	$22,084,706

Fair value hedging adjustments included in amortized cost
Basis adjustments for active hedging relationships	$(95,339)	$(615,377)	$(587,032)
Basis adjustments for discontinued hedging relationships	4,983	(200,815)	25,173
Cumulative amount of fair value hedging basis adjustments	$(90,356)	$(816,192)	$(561,859)
_______________________
(1)    Includes only the portion of amortized cost representing the hedged items in active or discontinued fair value hedging relationships. Amortized cost includes fair value hedging adjustments.

Impacts on Statement of Cash Flows. Cash paid or received for cleared derivatives variation margin is included on the statement of cash flows in either net change in derivatives and hedging activities as an operating activity or net payments on derivatives with a financing element as a financing activity. Table 8.5 shows the impact of variation margin for cleared derivatives on the statement of cash flows:

Table 8.5 - Impact of Variation Margin for Cleared Derivatives on the Statement of Cash Flows
(dollars in thousands)

	Increase (decrease) on Cash Flow Statement
	For the Year Ended December 31,
	2025	2024	2023
Operating activity - net change in derivatives and hedging activities	$(658,070)	$(362,286)	$(161,627)
Financing activity - net (payments) receipts on derivatives with a financing element	(2,190)	32,598	16,926
Total variation margin paid on cleared derivatives	$(660,260)	$(329,688)	$(144,701)

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

Uncleared Derivatives. All counterparties must execute master-netting agreements prior to entering into any uncleared derivative with us. To mitigate our credit exposure from counterparty defaults, our master-netting agreements for uncleared derivatives contain bilateral-collateral exchange agreements that require that current credit exposure be secured by readily marketable U.S. Treasury, U.S. Government-guaranteed, or GSE securities, or cash. Current credit exposures are measured daily and adjustments to collateral positions are made in accordance with the terms of the master-netting agreements. These master-netting agreements also contain bilateral ratings-tied termination events permitting us to terminate all outstanding derivatives transactions with a counterparty in the event of a specified rating downgrade by Moody's Investor Services, Inc. (Moody's) or Standard & Poor's Financial Services LLC (S&P). Further, based on our ongoing credit analyses, we can reduce or suspend credit limits and/or seek to reduce existing exposures, as appropriate, as a result of these monitoring activities. We do not enter into interest-rate-exchange agreements with other FHLBanks.

We execute uncleared derivatives with nonmember counterparties rated in at least the fourth-highest internal rating category on a scale of FHFA-1 through FHFA-7 at the time of the transaction, although risk-reducing trades may be permitted for counterparties whose ratings have fallen below these ratings. The internal rating scale of FHFA-1 through FHFA-7 reflects progressively lower credit quality, with FHFA-1 through FHFA-4 considered to be investment quality. Some of these counterparties or their affiliates buy, sell, and distribute COs. See Note 10 — Consolidated Obligations for additional information.

We must exchange variation margin and, for transactions executed on or after September 1, 2022, two-way initial margin with certain of our bilateral derivative transaction counterparties. Variation margin is exchanged daily based on the marked-to-market value of the underlying transactions, and is collateralized with a zero unsecured threshold. Initial margin is calculated daily based on the potential future exposure of the underlying transactions, and is collateralized when our aggregate bilateral derivative transaction exposure with a counterparty exceeds a specified threshold (which may not exceed $50 million).

Unlike variation margin which can be exchanged between counterparties, the initial margin is required to be held at a third-party custodian and does not change ownership. Rather, the party in respect of which the initial margin has been posted to the third-party custodian will have a security interest in the amount of initial margin required under the uncleared margin regulations but can only take ownership upon the occurrence of certain events, including its counterparty's event of default due to bankruptcy, insolvency, or similar proceeding. As of December 31, 2025, none of our aggregate uncleared derivative transaction exposures with any of our counterparties exceeded the specified delivery thresholds for initial margin.

Based on credit analyses and collateral requirements, we do not anticipate any credit losses on our uncleared derivative agreements.

Derivatives that we use containing any optionality are not currently eligible for clearing. Accordingly, such derivatives, including the derivatives used to hedge issuance of callable CO bonds and putable or callable advances, are executed with our uncleared derivatives counterparties.

Certain of our uncleared derivatives master-netting agreements contain provisions that require us to post additional collateral with our uncleared derivatives counterparties if our credit rating is lowered to a certain level by Moody's or S&P. In the event of a split between such credit ratings, the lower rating governs. The aggregate fair value of all uncleared derivatives with these provisions that were in a net-liability position (before cash collateral and related accrued interest) at December 31, 2025, was $259.7 million for which we had delivered collateral with a post-haircut value of $260.9 million in accordance with the terms of the master-netting agreements. Securities collateral is subject to valuation haircuts in accordance with the terms of the master-netting arrangements. Table 8.6 sets forth the post-haircut value of incremental collateral that certain uncleared derivatives counterparties could have required us to deliver based on incremental credit rating downgrades at December 31, 2025.

Table 8.6 - Incremental Collateral to be Delivered as of December 31, 2025
(dollars in thousands)

Ratings Downgrade (1)
From	To	Incremental Collateral
AA+	AA or AA-	$—
AA-	A+, A or A-	—
A-	below A-	27,318
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

Table 8.7 presents separately the fair value of derivatives that are subject to netting due to a legal right of offset based on the terms of our master netting arrangements or similar agreements as of December 31, 2025, and December 31, 2024, which includes cleared and uncleared interest rate swaps, and the fair value of derivatives that are not subject to such netting, which includes mortgage delivery commitments. Derivatives subject to netting include any related cash collateral received from or pledged to counterparties.

Table 8.7 - Netting of Derivative Assets and Derivative Liabilities
(dollars in thousands)

	December 31, 2025
	Derivative Instruments Meeting Netting Requirements
	Gross Recognized Amount	Gross Amounts of Netting Adjustments and Cash Collateral	Derivative Instruments Not Meeting Netting Requirements	Total Derivative Assets and Total Derivative Liabilities
Derivative Assets
Interest-rate swaps
Uncleared	$57,085	$(53,545)		$3,540
Cleared	15,660	276,409		292,069
Mortgage delivery commitments			$114	114
Total				$295,723

Derivative Liabilities
Interest-rate swaps
Uncleared	$(299,086)	$296,803		$(2,283)
Cleared	(359)	359		—
Mortgage delivery commitments			$(28)	(28)
Total				$(2,311)

	December 31, 2024
	Derivative Instruments Meeting Netting Requirements
	Gross Recognized Amount	Gross Amounts of Netting Adjustments and Cash Collateral	Derivative Instruments Not Meeting Netting Requirements	Total Derivative Assets and Total Derivative Liabilities
Derivative Assets
Interest-rate swaps
Uncleared	$56,360	$(55,375)		$985
Cleared	3,735	297,145		300,880
Mortgage delivery commitment			$8	8
Total				$301,873

Derivative Liabilities
Interest-rate swaps
Uncleared	$(651,106)	$646,468		$(4,638)
Cleared	(355)	355		—
Mortgage delivery commitment			$(108)	(108)
Total				$(4,746)

Note 9 — Deposits

We offer demand and overnight deposits for members and qualifying nonmembers. Members that service mortgage loans may deposit funds collected in connection with mortgage loans pending disbursement of such funds, which we classify as "other" in the following table.

Deposits classified as demand and overnight pay interest based on a daily interest rate. The average interest rate paid on average deposits during 2025 and 2024 was 3.42 percent and 4.46 percent, respectively.

Table 9.1 - Deposits
(dollars in thousands)

	December 31, 2025	December 31, 2024
Interest-bearing
Demand and overnight	$861,838	$842,062
Noninterest-bearing
Other	53,461	35,019
Total deposits	$915,299	$877,081

None of the deposits are federally insured.

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

The par values of the FHLBanks' outstanding COs, including COs on which other FHLBanks are primarily liable, were $1.2 trillion at both December 31, 2025 and 2024, respectively. Regulations require each FHLBank to maintain unpledged qualifying assets equal to outstanding COs for which it is primarily liable. Such qualifying assets include cash; secured advances; obligations of or fully guaranteed by the U.S.; obligations, participations, or other instruments of or issued by Fannie Mae or Ginnie Mae; mortgages, obligations, or other securities which are or ever have been sold by Freddie Mac; and such securities as fiduciary and trust funds may invest in under the laws of the state in which the FHLBank is located. Any assets subject to a lien or pledge for the benefit of holders of any issues of COs are treated as if they were free from lien or pledge for purposes of compliance with these regulations.

CO Bonds.

Table 10.1 - CO Bonds Outstanding by Contractual Maturity
(dollars in thousands)

	December 31, 2025		December 31, 2024
	Amount	Weighted Average Rate (1)	Amount	Weighted Average Rate (1)
Due in one year or less	$24,782,970	3.26%	$27,884,310	4.08%
Due after one year through two years	4,750,345	3.33	7,948,755	2.15
Due after two years through three years	4,351,035	3.39	3,545,350	3.31
Due after three years through four years	1,989,745	3.93	3,889,675	3.40
Due after four years through five years	2,832,320	4.22	2,151,145	4.10
Thereafter	3,910,445	3.90	3,322,820	3.45
Total par value	42,616,860	3.43%	48,742,055	3.62%
Premiums	17,196		24,852
Discounts	(11,934)		(12,877)
Hedging adjustments	(192,369)		(561,859)
Total	$42,429,753		$48,192,171
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

Table 10.2 - CO Bonds Outstanding by Early Redemption Feature
(dollars in thousands)

	December 31, 2025	December 31, 2024
Noncallable and nonputable	$24,931,360	$30,786,555
Callable	17,685,500	17,955,500
Total par value	$42,616,860	$48,742,055

Table 10.3 - CO Bonds Outstanding by Earlier of Contractual Maturity or Next Call Date
(dollars in thousands)

	December 31, 2025	December 31, 2024
Due in one year or less	$34,829,970	$39,328,810
Due after one year through two years	2,984,845	3,976,755
Due after two years through three years	2,689,035	1,639,850
Due after three years through four years	526,745	2,024,675
Due after four years through five years	557,820	346,145
Thereafter	1,028,445	1,425,820
Total par value	$42,616,860	$48,742,055

Table 10.4 - CO Bonds by Interest Rate-Payment Type
(dollars in thousands)

	December 31, 2025	December 31, 2024
Fixed-rate	$26,487,860	$29,530,555
Simple variable-rate	12,185,000	14,194,500
Step-up (1)	3,944,000	5,017,000
Total par value	$42,616,860	$48,742,055
_______________________
(1)    Step-up bonds pay interest at increasing fixed rates for specified intervals over the life of the CO bond and can be called at our option on the step-up dates.

CO Discount Notes. Outstanding CO discount notes for which we were primarily liable, all of which are due within one year, were as follows:

Table 10.5 - CO Discount Notes Outstanding
(dollars in thousands)

	Book Value	Par Value	Weighted Average Rate (1)
December 31, 2025	$21,196,160	$21,340,613	3.76%
December 31, 2024	$18,546,504	$18,661,769	4.49%
_______________________
(1)    CO discount notes' weighted-average rate represents a yield to maturity excluding concession fees.
Note 11 — Affordable Housing Program and Discretionary Subsidy Programs

The FHLBank Act requires each FHLBank to establish and maintain an AHP to provide direct grants or below-market interest-rate subsidies on advances (AHP advances). These funds are intended to assist in the purchase, construction, or rehabilitation of housing for very low, low-, or moderate-income households with incomes at or below 80 percent of area median income. Each FHLBank recognizes AHP assessment expense at least equal to the greater of 10 percent of its net income before interest expense associated with mandatorily redeemable capital stock and the assessment for AHP (AHP earnings), or the prorated sum required to ensure the aggregate contribution by the FHLBanks is no less than $100 million for each year. We accrue this expense monthly based on our AHP earnings, and the accruals are accumulated into our AHP payable account.

If we experience a net loss during a quarter, but still have AHP earnings for the year, our obligation to the AHP would be calculated based on our AHP earnings for that calendar year. In annual periods where our AHP earnings are zero or less, our required AHP assessment is zero since our required annual contribution is limited to our annual AHP earnings. If the result of the aggregate 10 percent calculation described above is less than $100 million for all the FHLBanks, then each FHLBank would be required to contribute such prorated sums as may be required to ensure that the aggregate contributions by the FHLBanks equals $100 million. The proration would be made on the basis of the income of the FHLBanks for the year, except that the required annual AHP contribution for an FHLBank cannot exceed its AHP earnings for the year pursuant to an FHFA regulation. Each FHLBank's required annual AHP contribution is limited to its annual net earnings. There was no shortfall, as described above, in 2025, 2024, or 2023. If an FHLBank is experiencing financial instability and finds that its required AHP contributions are contributing to the financial instability, the FHLBank may apply to the FHFA for a temporary suspension of its contributions. We did not make such an application in 2025, 2024, or 2023.

At our discretion, we may allocate up to 35 percent of the AHP assessment to one or more homeownership set-aside programs. We have elected to allocate 20 percent of the 2025 AHP assessment to our Equity Builder Program (EBP) homeownership assistance program.

In addition to the statutory AHP assessment, we may make voluntary contributions to the AHP or other housing and community investment subsidy programs. The income statement effects of our voluntary contributions reduce net income before assessments which, in turn, reduces the statutory AHP assessment each year. As such, we have committed to make supplemental voluntary contributions to the AHP by an amount that equals what the statutory assessment would be in the absence of these effects. Statutory AHP assessments and all voluntary contributions to the AHP are recorded in the AHP liability on the statements of condition. Statutory AHP assessments and supplemental voluntary AHP contributions recorded as expense in the current year are generally awarded in the subsequent year and may be disbursed over several years. The AHP liability is reduced as subsidies are disbursed in the form of direct grants or advance rate subsidies for projects to acquire, build, or rehabilitate housing or as homeownership assistance grants provided through our members via EBP.

Table 11.1 - AHP Liability
(dollars in thousands)

	For the Year Ended December 31,
	2025	2024	2023
Balance at beginning of year	$104,300	$87,164	$76,622
AHP expense for the period	25,211	32,322	28,648
AHP voluntary contribution	7,383	2,767	2,000
AHP direct grant disbursements	(22,722)	(17,259)	(16,144)
AHP subsidy for AHP advance disbursements	(386)	(998)	(3,965)
Return of previously disbursed grants and subsidies	—	304	3
Balance at end of period	$113,786	$104,300	$87,164

Other discretionary housing and community investment programs consist of grants and subsidies to support other housing and community investment initiatives (non-AHP) and are recorded in other liabilities in the statement of condition.

Table 11.2 - Discretionary Housing and Community Investments Liability
(dollars in thousands)

	For the Year Ended December 31,
	2025	2024	2023
Balance at beginning of year	$2,390	$—	$—
Discretionary housing and community investment expense for the period	31,360	24,906	12,928
Direct grant disbursements and MPF permanent rate buydown	(19,751)	(14,807)	(7,600)
Subsidy for advance disbursements	(13,492)	(7,709)	(5,328)
Return of previously disbursed grants and subsidies	149	—	—
Balance at end of period	$656	$2,390	$—

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

The FHFA has authority to require us to maintain greater minimum capital levels than are required based on FHFA rules and regulations.

Table 12.1 - Regulatory Capital Requirements
(dollars in thousands)

	December 31, 2025		December 31, 2024
	Required	Actual	Required	Actual
Risk-based capital	$636,954	$3,916,765	$640,669	$4,112,953

Regulatory capital	$2,752,506	$3,916,765	$2,879,719	$4,112,953
Capital-to-asset ratio	4.0%	5.7%	4.0%	5.7%

Leverage capital	$3,440,632	$5,875,148	$3,599,648	$6,169,430
Leverage capital-to-assets ratio	5.0%	8.5%	5.0%	8.6%

We are a cooperative whose members own most of our capital stock. Former members, including certain nonmembers that own our capital stock as a result of merger or acquisition, relocation, or involuntary termination of membership, own the remaining capital stock to support business transactions still carried on our statement of condition or, for a small amount of capital stock held by former members, until the five-year redemption period applicable to their membership stock is complete. Shares of capital stock cannot be purchased or sold except between us and our members at $100 per share par value. Each member is required to purchase Class B stock equal to 0.05 percent of the member's total assets measured as of December 31 of the preceding year, subject to a current minimum balance of $10 thousand and a current maximum balance of $5 million (the membership stock investment requirement), and 3.00 percent for overnight advances, 4.00 percent for all other advances, 0.25 percent for outstanding standby letters of credit, and 4.50 percent of the par value of certain mortgage loans we purchased through the MPF Program (collectively, the activity-based stock-investment requirement). The sum of the membership stock investment requirement and the activity-based stock investment requirement, rounded up to the nearest whole share, represents the total stock investment requirement.

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

Mandatorily Redeemable Capital Stock.

For the years ended December 31, 2025, 2024, and 2023, dividends on mandatorily redeemable capital stock of $316 thousand, $440 thousand, and $545 thousand, respectively, were recorded as interest expense.

Table 12.2 - Mandatorily Redeemable Capital Stock
(dollars in thousands)

	2025	2024	2023
Balance at beginning of year	$5,086	$6,083	$10,290
Capital stock subject to mandatory redemption reclassified from capital	53	—	2,096
Redemption/repurchase of mandatorily redeemable capital stock	(1,017)	(997)	(6,303)
Balance at end of year	$4,122	$5,086	$6,083

The number of stockholders holding mandatorily redeemable capital stock was 11, 12, and 14 at December 31, 2025, 2024, and 2023, respectively.

Table 12.3 - Mandatorily Redeemable Capital Stock by Expiry of Redemption Notice Period
(dollars in thousands)

	December 31, 2025	December 31, 2024
Past redemption date (1)	$2,087	$2,669
Due in one year or less	689	435
Due after one year through two years	960	689
Due after two years through three years	333	960
Due after three years through four years	—	333
Due after four years through five years	53	—
Total	$4,122	$5,086
_______________________
(1)    Amount represents mandatorily redeemable capital stock that has reached the end of the five-year redemption-notice period but the member-related activity (for example, advances) remains outstanding. Accordingly, these shares of capital stock will not be redeemed until the activity is no longer outstanding.

A member may cancel or revoke its written notice of redemption or its notice of intent to withdraw from membership prior to the end of the redemption-notice period. Our Capital Plan provides that we will charge the member a cancellation fee in the amount of 2.0 percent of the par amount of the shares of Class B stock that is the subject of the redemption notice. We will assess a redemption-cancellation fee unless the board of directors decides that it has a bona fide business purpose for waiving the imposition of the fee, and such a waiver is consistent with the FHLBank Act.

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

At December 31, 2025 and 2024, members and nonmembers with capital stock outstanding held excess capital stock totaling $35.0 million and $42.9 million, respectively, representing approximately 1.8 percent and 2.0 percent, respectively, of total capital stock outstanding. FHFA rules limit our ability to create member excess capital stock under certain circumstances. We may not pay dividends in the form of capital stock or issue new excess capital stock to members if our excess capital stock exceeds one percent of our total assets or if the issuance of excess capital stock would cause our excess capital stock to exceed one percent of our total assets. At December 31, 2025, we had excess capital stock outstanding totaling 0.1 percent of our total assets. For the year ended December 31, 2025, we complied with the FHFA's excess capital stock rule.

Restricted Retained Earnings. At December 31, 2025, our restricted retained earnings contribution requirement totaled $651.6 million. At December 31, 2025, and 2024, restricted retained earnings totaled $554.6 million and $509.2 million, respectively. These restricted retained earnings are not available to pay dividends.

Capital Classification Determination. We are subject to the FHFA's regulation on FHLBank capital classification and critical capital levels (the Capital Rule). The Capital Rule, among other things, defines criteria for four capital classifications and corrective action requirements for FHLBanks that are classified in any classification other than adequately capitalized. An adequately capitalized FHLBank is one that has sufficient permanent and total capital to satisfy its risk-based and minimum capital requirements. We satisfied these requirements at December 31, 2025. However, pursuant to the Capital Rule, the FHFA has discretion to reclassify an FHLBank and modify or add to corrective action requirements for a particular capital classification. If we become classified into a capital classification other than adequately capitalized, we will be subject to the corrective action requirements for that capital classification in addition to being subject to prohibitions on declaring dividends and redeeming or repurchasing capital stock. Based on financial information as of September 30, 2025, the FHFA determined that we met the definition of adequately capitalized under the Capital Rule.

Note 13 — Accumulated Other Comprehensive Income (Loss)

Table 13.1 - Accumulated Other Comprehensive Income (Loss)
(dollars in thousands)

	Net Change in Fair Value of Available-for-Sale Securities	Net Change Relating to Hedging Activities	Pension and Postretirement Benefits	Total Accumulated Other Comprehensive Income (Loss)
Balance, December 31, 2022	$(350,281)	$42,482	$1,374	$(306,425)
Other comprehensive (loss) income before reclassifications:
Net unrealized gains (losses)	9,029	(940)	—	8,089
Net actuarial loss	—	—	(625)	(625)
Reclassifications from other comprehensive income to net income
Amortization - hedging activities (1)	—	4,422	—	4,422
Other comprehensive income (loss)	9,029	3,482	(625)	11,886
Balance, December 31, 2023	(341,252)	45,964	749	(294,539)
Other comprehensive income (loss) before reclassifications:
Net unrealized gains	20,059	20,842	—	40,901
Net actuarial gain	—	—	948	948
Reclassifications from other comprehensive income to net income
Reclassification of realized net gain included in net income	(52)	—	—	(52)
Amortization - hedging activities (1)	—	(2,280)	—	(2,280)
Other comprehensive income	20,007	18,562	948	39,517
Balance, December 31, 2024	(321,245)	64,526	1,697	(255,022)
Other comprehensive income (loss) before reclassifications:
Net unrealized gains (losses)	138,362	(6,147)	—	132,215
Net actuarial gain	—	—	136	136
Reclassifications from other comprehensive income to net income
Reclassification of realized net gain included in net income	(1,015)	—	—	(1,015)
Amortization - hedging activities (1)	—	(9,227)	—	(9,227)
Amortization - pension and postretirement benefits (2)	—	—	(391)	(391)
Other comprehensive income (loss)	137,347	(15,374)	(255)	121,718
Balance, December 31, 2025	$(183,898)	$49,152	$1,442	$(133,304)
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

Nonqualified Defined Contribution Plan. We maintain the Thrift Benefit Equalization Plan, a nonqualified, unfunded deferred compensation plan covering certain of our senior officers and directors. The plan's liability consists of the accumulated compensation deferrals and the accumulated earnings on these deferrals. Our obligation from this plan was $18.4 million and $16.6 million at December 31, 2025 and 2024, respectively, which is recorded in other liabilities on the statement of condition.

We maintain a rabbi trust, which is recorded in other assets on the statement of condition, intended to satisfy future benefit obligations. Our matching contributions are charged to compensation and benefits expense and are not considered to be material.

The plan also includes a non-elective, non-matching contribution from the Bank of six percent of each eligible participant's salary for certain senior officers.

Nonqualified Supplemental Defined Benefit Retirement Plan. We maintain a nonqualified, single-employer unfunded defined-benefit plan covering certain senior officers. We maintain a rabbi trust which is recorded in other assets on the statement of condition, intended to satisfy future benefit obligations. The benefit obligation for this plan was $12.1 million and $15.6 million at December 31, 2025 and 2024, respectively.

The board of directors elected to freeze this plan. Senior officers hired on or after January 1, 2021, were ineligible to participate in the plan, and on January 1, 2024, future benefit accruals under the plan ceased for all senior officers.

Supplemental Executive Retirement Plan (SERP). The SERP is a nonqualified, unfunded defined contribution plan for the Bank's participating executives as designated by the board of directors. The Bank contributes to an eligible participant’s SERP account an amount equal to eight percent of the participant's eligible compensation as defined in the plan. Our obligation from this plan was $499 thousand and $435 thousand at December 31, 2025 and 2024, respectively, which is recorded in other liabilities on the statement of condition.

Postretirement Benefits. We sponsor a fully insured postretirement benefit program that includes life insurance benefits for eligible retirees. We provide life insurance to all employees who retire on or after age 55 after completing six years of service. No contributions are required from the retirees. There are no funded plan assets that have been designated to provide postretirement benefits. The benefit obligation for this plan was $1.2 million at both December 31, 2025 and 2024.

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

We review the fair-value hierarchy classifications on a quarterly basis. Changes in the observability of the valuation inputs may result in a reclassification between fair-value hierarchy levels of certain assets or liabilities. There were no such transfers into or out of Level 3 of the fair value hierarchy during the years ended December 31, 2025 and 2024.

Table 15.1 presents the carrying value, fair value, and fair value hierarchy of our financial assets and liabilities at December 31, 2025, and December 31, 2024. We record trading securities, available-for-sale securities, derivative assets, derivative liabilities, and certain other assets at fair value on a recurring basis. We record all other financial assets and liabilities at amortized cost. Refer to Table 15.2 for further details about the financial assets and liabilities measured at fair value on a recurring basis. As of December 31, 2025, and December 31, 2024, no financial assets or liabilities were measured at fair value on a non-recurring basis.

Table 15.1 - Fair Value Summary
(dollars in thousands)

	December 31, 2025
	Carrying Value	Total Fair Value	Level 1	Level 2	Level 3	Netting Adjustments and Cash Collateral(2)
Financial instruments
Assets:
Cash and due from banks	$1,184	$1,184	$1,184	$—	$—	$—
Interest-bearing deposits	2,052,365	2,052,365	2,052,365	—	—	—
Securities purchased under agreements to resell	4,500,000	4,500,005	—	4,500,005	—	—
Federal funds sold	2,959,000	2,958,978	—	2,958,978	—	—
Trading securities(1)	1,401	1,401	—	1,401	—	—
Available-for-sale securities(1)	15,643,385	15,643,385	—	15,638,824	4,561	—
Held-to-maturity securities	50,192	50,353	—	50,353	—	—
Advances	38,762,563	38,795,995	—	38,795,995	—	—
Mortgage loans, net	4,285,722	4,109,545	—	4,095,077	14,468	—
Accrued interest receivable	181,543	181,543	—	181,543	—	—
Derivative assets(1)	295,723	295,723	—	72,859		222,864
Other assets (1)	31,541	31,541	20,329	11,212	—	—
Liabilities:
Deposits	(915,299)	(915,248)	—	(915,248)	—	—
COs:
Bonds	(42,429,753)	(42,401,589)	—	(42,401,589)	—	—
Discount notes	(21,196,160)	(21,199,194)	—	(21,199,194)	—	—
Mandatorily redeemable capital stock	(4,122)	(4,122)	(4,122)	—	—	—
Accrued interest payable	(296,829)	(296,829)	—	(296,829)	—	—
Derivative liabilities(1)	(2,311)	(2,311)	—	(299,473)	—	297,162
Other:
Commitments to extend credit for advances	—	(1,905)	—	(1,905)	—	—
Standby letters of credit	(1,407)	(1,407)	—	(1,407)	—	—

	December 31, 2024
	Carrying Value	Total Fair Value	Level 1	Level 2	Level 3	Netting Adjustments and Cash Collateral(2)
Financial instruments
Assets:
Cash and due from banks	$5,149	$5,149	$5,149	$—	$—	$—
Interest-bearing deposits	1,958,353	1,958,353	1,958,353	—	—	—
Securities purchased under agreements to resell	1,500,000	1,500,003	—	1,500,003	—	—
Federal funds sold	2,505,000	2,504,990	—	2,504,990	—	—
Trading securities(1)	1,489	1,489	—	1,489	—	—
Available-for-sale securities(1)	16,470,908	16,470,908	—	16,464,257	6,651	—
Held-to-maturity securities	63,318	63,197	—	63,197	—	—
Advances	45,163,175	45,080,045	—	45,080,045	—	—
Mortgage loans, net	3,679,150	3,355,769	—	3,343,100	12,669	—
Accrued interest receivable	262,203	262,203	—	262,203	—	—
Derivative assets(1)	301,873	301,873	—	60,103	—	241,770
Other assets(1)	32,738	32,738	20,742	11,996	—	—
Liabilities:
Deposits	(877,081)	(877,035)	—	(877,035)	—	—
COs:
Bonds	(48,192,171)	(47,928,851)	—	(47,928,851)	—	—
Discount notes	(18,546,504)	(18,549,008)	—	(18,549,008)	—	—
Mandatorily redeemable capital stock	(5,086)	(5,086)	(5,086)	—	—	—
Accrued interest payable	(328,596)	(328,596)	—	(328,596)	—	—
Derivative liabilities(1)	(4,746)	(4,746)	—	(651,569)	—	646,823
Other:
Commitments to extend credit for advances	—	(1,264)	—	(1,264)	—	—
Standby letters of credit	(1,266)	(1,266)	—	(1,266)	—	—
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

As of December 31, 2025, multiple vendor prices were received for substantially all of our investment securities and the final prices for all of those securities were computed by averaging the prices received. The relative proximity of the prices received supports our conclusion that the final computed prices are reasonable estimates of fair value.

Investment Securities – HFA Floating Rate Securities. The fair value is determined by calculating the present value of the expected future cash flows. The discount rates used in these calculations are the rates for securities with similar terms. Our floating rate HFA securities fall within Level 3 of the fair-value hierarchy due to the current lack of market activity for these bonds.

Derivative Assets/Liabilities - Interest-Rate-Exchange Agreements. We determine the fair values of interest-rate-exchange agreements using standard valuation techniques for derivatives such as discounted cash-flow analysis.

The fair values of all interest-rate-exchange agreements are netted by clearing member and/or by counterparty, including cash collateral received from or delivered to the counterparty. If these netted amounts are positive, they are classified as an asset, and if negative, they are classified as a liability. We generally use a midmarket pricing convention based on the bid-ask spread as a practical expedient for fair-value measurements. We have evaluated the potential for the fair value of these instruments to be affected by counterparty risk and our own credit risk and have determined that no adjustments were significant to the overall fair-value measurements.

The discounted cash-flow model uses market-observable inputs (inputs that are actively quoted and can be validated to external sources), including the following:

•Discount rate assumption. For all derivatives cleared through a DCO the discount rate used is SOFR-OIS. For our bilateral, non-cleared interest-rate derivatives the discount rate used is either SOFR-OIS or Federal Funds-OIS.
•Forward interest-rate assumption. Forward rates based on the Federal Funds-OIS swap curve or forward rates based on the SOFR-OIS swap curve.
•Volatility assumption. Market-based expectations of future interest-rate volatility implied from current market prices for similar options.

Derivative Assets/Liabilities – Firm Commitments to Invest in Mortgage Loans. Firm commitments to invest in mortgage loans are recorded as derivatives in the statement of condition. The fair values of such commitments are based on the end-of-day delivery commitment prices provided by the FHLBank of Chicago and a spread, derived from MBS TBA delivery commitment prices with adjustment for the contractual features of the MPF Program, such as servicing and credit-enhancement features.

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

Fair Value Measured on a Recurring Basis.

Table 15.2 - Fair Value of Assets and Liabilities Measured at Fair Value on a Recurring Basis
(dollars in thousands)

	December 31, 2025
	Level 1	Level 2	Level 3	Netting Adjustments and Cash Collateral(1)	Total
Assets:
Carried at fair value on a recurring basis
Trading securities:
Corporate bonds	$—	$1,401	$—	$—	$1,401
Available-for-sale securities:
U.S. Treasury obligations	—	4,296,355	—	—	4,296,355
HFA securities	—	58,925	4,562	—	63,487
Supranational institutions	—	243,394	—	—	243,394
U.S. government-owned corporations	—	230,065	—	—	230,065
GSE	—	96,535	—	—	96,535
U.S. government guaranteed – single-family MBS	—	111,497	—	—	111,497
U.S. government guaranteed – multifamily MBS	—	452,438	—	—	452,438
GSE – single-family MBS	—	2,368,084	—	—	2,368,084
GSE – multifamily MBS	—	7,781,530	—	—	7,781,530
Total available-for-sale securities	—	15,638,823	4,562	—	15,643,385
Derivative assets:
Interest-rate-exchange agreements	—	72,745	—	222,864	295,609
Mortgage delivery commitments	—	114	—	—	114
Total derivative assets	—	72,859	—	222,864	295,723
Other assets	20,329	11,212	—	—	31,541
Total assets carried at fair value on a recurring basis	$20,329	$15,724,295	$4,562	$222,864	$15,972,050
Liabilities:
Carried at fair value on a recurring basis
Derivative liabilities
Interest-rate-exchange agreements	$—	$(299,445)	$—	$297,162	$(2,283)
Mortgage delivery commitments	—	(28)	—	—	(28)
Total liabilities carried at fair value on a recurring basis	$—	$(299,473)	$—	$297,162	$(2,311)

	December 31, 2024
	Level 1	Level 2	Level 3	Netting Adjustments and Cash Collateral(1)	Total
Assets:
Carried at fair value on a recurring basis
Trading securities:
Corporate bonds	$—	$1,489	$—	$—	$1,489
Available-for-sale securities:
U.S. Treasury obligations	—	5,807,665	—	—	5,807,665
HFA securities	—	—	6,651	—	6,651
Supranational institutions	—	337,352	—	—	337,352
U.S. government-owned corporations	—	221,769	—	—	221,769
GSE	—	94,614	—	—	94,614
U.S. government guaranteed – single-family MBS	—	179,052	—	—	179,052
U.S. government guaranteed – multifamily MBS	—	464,823	—	—	464,823
GSE – single-family MBS	—	1,953,153	—	—	1,953,153
GSE – multifamily MBS	—	7,405,829	—	—	7,405,829
Total available-for-sale securities	—	16,464,257	6,651	—	16,470,908
Derivative assets:
Interest-rate-exchange agreements	—	60,095	—	241,770	301,865
Mortgage delivery commitments	—	8	—	—	8
Total derivative assets	—	60,103	—	241,770	301,873
Other assets	20,742	11,996	—	—	32,738
Total assets carried at fair value on a recurring basis	$20,742	$16,537,845	$6,651	$241,770	$16,807,008
Liabilities:
Carried at fair value on a recurring basis
Derivative liabilities
Interest-rate-exchange agreements	$—	$(651,461)	$—	$646,823	$(4,638)
Mortgage delivery commitments	—	(108)	—	—	(108)
Total liabilities carried at fair value on a recurring basis	$—	$(651,569)	$—	$646,823	$(4,746)
_______________________
(1)    These amounts represent the effect of master-netting agreements intended to allow us to settle positive and negative positions and also cash collateral and related accrued interest held or placed with the same clearing member and/or counterparty.

Table 15.3 presents a reconciliation of available-for-sale securities that are measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the years ended December 31, 2025, 2024, and 2023.

Table 15.3 - Roll Forward of Level 3 Available-for-Sale HFA Securities
(dollars in thousands)

	For the Year Ended December 31,
	2025	2024	2023
Balance at beginning of period	$6,651	$21,805	$32,774
Total (losses) gains included in other comprehensive income
Net unrealized (losses) gains	(4)	631	1,181

Sales, maturities, and settlements
Maturities	—	(13,820)	(10,300)
Settlements	(2,085)	(1,965)	(1,850)
Balance at end of period	$4,562	$6,651	$21,805

Total amount of unrealized (losses) gains for the period included in other comprehensive income relating to securities held at period end	$(4)	$21	$719

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

We evaluate the financial condition of the other FHLBanks primarily based on known regulatory actions, publicly available financial information, and individual long-term credit-rating action as of each period-end presented. Based on this evaluation, as of December 31, 2025, and through the filing of this report, we do not believe it is likely that we will be required to repay the principal or interest on any CO on behalf of another FHLBank.

We have considered applicable FASB guidance and determined it is not necessary to recognize a liability for the fair value of our joint and several liability for all of the COs. The joint and several obligation is mandated by the FHLBank Act, as implemented by FHFA regulations, and is not the result of an arms-length transaction among the FHLBanks. The FHLBanks have no control over the amount of the guaranty or the determination of how each FHLBank would perform under the joint and several obligation. Because the FHLBanks are subject to the authority of the FHFA as it relates to decisions involving the allocation of the joint and several liability for the FHLBanks' COs, the FHLBanks' joint and several obligation is excluded from the initial recognition and measurement provisions. Accordingly, we have not recognized a liability for our joint and several obligation related to other FHLBanks' COs at December 31, 2025, and December 31, 2024. The par amounts of other FHLBanks' outstanding COs for which we are jointly and severally liable totaled $1.1 trillion at both December 31, 2025, and December 31, 2024. See Note 10 — Consolidated Obligations for additional information.

Off-Balance-Sheet Commitments

Table 16.1 - Off-Balance Sheet Commitments (1)
(dollars in thousands)

	December 31, 2025			December 31, 2024
	Expire within one year	Expire after one year	Total	Total
Standby letters of credit outstanding (2)	$8,425,820	$214,287	$8,640,107	$8,117,979
Commitments for unused lines of credit - advances (3)	1,053,753	—	1,053,753	1,101,205
Commitments to make additional advances	321,200	44,776	365,976	92,925
Commitments to invest in mortgage loans	59,316	—	59,316	32,729
Unsettled CO bonds, at par	535,000	—	535,000	967,000
Unsettled CO discount notes, at par	672,841	—	672,841	314,000
__________________________

(1)    We have determined that it is unnecessary to record any liability for credit losses on these agreements based on our credit extension and collateral policies.
(2)    Because standby letters of credit cannot be drawn upon until their effective date, the amount of standby letters of credit outstanding excludes standby letters of credit that take effect after December 31, 2025. At December 31, 2025, and December 31, 2024, standby letters of credit expiring within one year but that have yet to become effective totaled $82.8 million and $30.4 million, respectively.
(3)    Commitments for unused line-of-credit advances are generally for periods of up to 12 months. Since many of these commitments are not expected to be drawn upon, the total commitment amount does not necessarily indicate future liquidity requirements.

Standby Letters of Credit. We issue standby letters of credit for a fee on behalf of our members to support certain obligations of the members to third-party beneficiaries. These standby letters of credit are subject to collateralization and borrowing limits similar to advances. Members often use standby letters of credit as collateral for deposits from state and local government agencies. If we are required to make payment for a beneficiary's draw, our strategy is to take prompt action to recover the funds paid to the third-party beneficiary, including converting the payment amount into a collateralized advance to the primary obligor, withdrawing the payment amount from the primary obligor's demand deposit account with us, or selling collateral pledged by the primary obligor in a commercially reasonable manner to offset the payment amount. At December 31, 2025, the outstanding standby letters of credit issued expire no later than 2039. Currently, we offer new standby letters of credit with terms typically up to 10 years, while terms greater than 10 years may be available on an exception basis. Unearned fees for the value of the guarantees related to standby letters of credit are recorded in other liabilities and totaled $1.4 million and $1.3 million, respectively, at December 31, 2025, and December 31, 2024.

We monitor the creditworthiness of our members and housing associates that have standby letter of credit agreements outstanding. We review available financial data, which can include regulatory call reports filed by depository institution members, regulatory financial statements filed with the appropriate state insurance department by insurance company members, audited financial statements of housing associates, SEC filings, and rating-agency reports to ensure that potentially troubled members are identified as soon as possible. In addition, we have access to most members' regulatory examination reports. We analyze this information on a regular basis.
Standby letters of credit are fully collateralized at the time of issuance. Based on our credit analyses and collateral requirements, we have not deemed it necessary to record any additional liability on these commitments.
Firm Commitments to Invest in Mortgage Loans. Firm commitments to invest in mortgage loans are generally for periods not to exceed 60 business days. Firm commitments to purchase mortgage loans are recorded as derivatives at their fair values on the statement of condition.

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

Other commitments and contingencies are discussed in Note 6 — Advances, Note 8 — Derivatives and Hedging Activities, Note 10 — Consolidated Obligations, Note 11 — Affordable Housing Program and Discretionary Subsidy Programs, and Note 12 — Capital.

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

Related Parties. We define related parties as members who owned 10 percent or more of the voting interests of our capital stock outstanding at year end. Each member eligible to vote is entitled to cast by ballot one vote for each share of stock that it was required to hold as of the record date, which is December 31, of the year prior to each election, subject to the limitation that no member may cast more votes than the average number of shares of our stock that is required to be held by all members located in such member's state. Under the FHLBank Act and FHFA regulations, each member directorship is designated to one of the six states in our district. Eligible members are permitted to vote all their eligible shares for one candidate for each open member directorship in the state in which the member is located and for each open independent directorship. A nonmember stockholder is not entitled to cast votes for the election of directors unless it was a member as of the record date. At December 31, 2025 and 2024, no shareholder owned more than 10 percent of the total voting interests due to statutory limits on members' voting rights, and therefore, we did not have any related parties.

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

Table 17.2 - Transactions with Directors' Institutions
(dollars in thousands)

	Capital Stock Outstanding	Percent of Total Capital Stock	Par Value of Advances	Percent of Total Par Value of Advances	Total Accrued Interest Receivable	Percent of Total Accrued Interest Receivable on Advances
December 31, 2025	$7,401	0.4%	$85,521	0.2%	$228	0.2%
December 31, 2024	29,365	1.3	180,954	0.4	528	0.3

Note 18 — Transactions with Other FHLBanks

We may occasionally enter into transactions with other FHLBanks. These transactions are summarized below.

Overnight Funds. We may borrow or lend unsecured overnight funds from or to other FHLBanks. All such transactions are at current market rates. Interest income and interest expense related to these transactions with other FHLBanks are included within other interest income and interest expense from other borrowings in the statement of operations. During the year ended December 31, 2025, we did not have interest income on loans to other FHLBanks. During the years ended December 31, 2024 and 2023, we recorded $1 thousand and $716 thousand, respectively, in interest income on loans to other FHLBanks. Interest expense for loans from other FHLBanks was $36 thousand, $89 thousand, and $113 thousand for the years ended December 31, 2025, 2024, and 2023, respectively.

MPF Mortgage Loans. We pay a transaction-services fee and a membership fee to the FHLBank of Chicago for our participation in the MPF Program. For the years ended December 31, 2025, 2024, and 2023, we recorded $2.8 million, $2.3 million, and $1.9 million, respectively in MPF transaction-services fee expense to the FHLBank of Chicago which has been recorded in the statement of operations as other expense. The membership fee has been recorded in the statement of operations as an operating expense, and totaled $600 thousand for each of the years ended December 31, 2025, 2024, and 2023. In addition, we may receive an MPF performance fee from the FHLBank of Chicago. The MPF performance fee for the year ended December 31, 2025, amounted to $100 thousand and was recorded in the statement of operations as a reduction of operating expenses. We did not receive an MPF performance fee for the years ended December 31, 2024 and 2023.

COs. From time to time, one FHLBank may transfer to another FHLBank the COs for which the transferring FHLBank was originally the primary obligor but upon transfer the assuming FHLBank becomes the primary obligor. The table below shows the transfers we made to and from other FHLBanks.

Table 18.1 — CO Transfers to and from other FHLBanks
(dollars in thousands)

	For the Year Ended December 31,
	2025	2024	2023
Transfers out to other FHLBanks
Par amount on the day of transfer	$5,000	$615,900	$—
Fair value on the day of transfer	4,964	613,811	—

Transfers in from other FHLBanks
Par amount on the day of transfer	$—	$6,421,380	$—
Fair value on the day of transfer	—	6,419,179	—

Note 19 — Subsequent Events

On February 13, 2026, the board of directors declared a cash dividend at an annualized rate of 7.05 percent based on daily average capital stock balances outstanding during the fourth quarter of 2025. The dividend, including dividends classified as interest expense on mandatorily redeemable capital stock, amounted to $34.0 million and was paid on March 3, 2026.

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

Our management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures, with the participation of the president and chief executive officer and the chief financial officer, as of December 31, 2025. Based on that evaluation, our president and chief executive officer and chief financial officer have concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of December 31, 2025.

Changes in Internal Control over Financial Reporting

During the quarter ended December 31, 2025, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. OTHER INFORMATION

None

Item 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our board of directors is constituted of a combination of member directors (each of whom must be a director or officer of a member) nominated and elected by our members on a state-by-state basis and independent directors nominated by our board and elected by a plurality of all our members. Our board of directors is currently constituted of eight member directorships and six independent directorships. Three of the independent directorships are designated as "public interest" with a minimum of two required by law.

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

Based on the requirements of the Election Regulation, the Director of the FHFA allocated our member directorships among the six New England states that comprise our district for each of 2025 and 2024 as follows:

Table 39 - Member Directorships by State

Member Directorships
Connecticut	1
Maine	1
Massachusetts	3
New Hampshire	1
Rhode Island	1
Vermont	1
Total	8

Our annual election was completed in the fourth quarter of 2025 and involved elections for two Massachusetts and one Connecticut member directorship. See — Annual Director Elections below for additional information on the election.

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

Our members are permitted to (and we ask them to) identify candidates to be considered for addition to the nominee slate for independent directorship, but to be considered for nomination, an individual must submit an application to us. We are required to submit information about nominees for independent directorships to the FHFA for review prior to announcing such nominations. In addition, our board of directors is required by FHFA regulations to consult with the Advisory Council (a council that reviews and advises us on our AHP program) in establishing the independent director nominee slate. Before our

Governance Committee of the board recommends candidates to our board of directors to nominate any individual for an independent directorship, other than for a public interest directorship, our board of directors must determine that the nominee's knowledge or experience is commensurate with that needed to oversee a financial institution with a size and complexity that is comparable to ours. The Election Regulation permits our directors, officers, attorneys, employees, agents, and Advisory Council to support the candidacy of the board of director nominees for independent directorships.

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
•Duncan Barnard in 2022, based on his experience as a chief internal auditor at CLS Bank, a designated financial market utility, managing risk and compliance analytics groups at Accenture and PricewaterhouseCoopers, and as a partner at Ernst & Young; and
•Robert Tourigny in 2022, to serve as a public interest director based on his affordable housing experience representing low- to moderate-income families and community interests, including in his current role as the executive director of NeighborWorks Southern New Hampshire.

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

As contemplated by the Election Regulation, no in-person meeting of the members was held in connection with the election. Information about the results of the election was reported to the members via email and on current report on Form 8-K filed with the SEC on December 12, 2025, as supplemented by a Form 8-K/A filed with the SEC on January 29, 2026.

Separate from the 2025 Director Elections, on December 12, 2025, our board of directors elected Margaret McIsaac to fill the remaining two years of a vacant member directorship for Massachusetts created upon the retirement of a former director prior to the end of his elected term. Ms. McIsaac’s election was communicated to members via email and on current report on Form 8-K filed with the SEC on December 15, 2025, as supplemented by a Form 8-K/A filed with the SEC on January 29, 2026.

Information Regarding Current Directors

The following table sets forth certain information regarding each of the directors currently serving on the Bank’s board.

Table 40 - Director Information

Name	Director Type	Director Since	Current Term Expires	Board Committees
Duncan Barnard	Independent	January 1, 2023	December 31, 2026	(a), (b), (c), (h)
Michael A. Brown	Independent	January 1, 2024	December 31, 2027	(c), (g), (h)
Caroline R. Carpenter	Member	January 1, 2023	December 31, 2026	(a), (e), (f), (g)
Eric L. Chatman	Independent	June 16, 2014	December 31, 2027	(a), (i)
Thomas J. Curry	Independent	January 1, 2021	December 31, 2028	(a), (d), (e), (f)
M. Susan Elliott	Member	January 1, 2026	December 31, 2029	(b), (c), (e)
Antoinette C. Lazarus	Independent	January 1, 2017	December 31, 2028	(a), (b), (d), (f)
Margaret McIsaac	Member	January 1, 2026	December 31, 2027	(e), (g), (h)
Kevin D. Miller	Member	January 1, 2023	December 31, 2026	(a), (b), (c), (d)
William M. Parent	Member	January 1, 2022	December 31, 2029	(a), (b), (f), (h)
David J. Rotatori	Member	January 1, 2022	December 31, 2029	(c), (d), (g)
Robert Tourigny	Independent	January 1, 2023	December 31, 2026	(a), (c), (d), (e)
Gregg C. Tumeinski	Member	January 1, 2025	December 31, 2028	(e), (g), (h)
John C. Witherspoon	Member	January 1, 2016	December 31, 2027	(a), (d), (f), (g)
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

Caroline R. Carpenter, age 60, has served as president and chief executive officer of National Bank of Middlebury, located in Middlebury, Vermont, since January 2015, and, prior to that, also served as its chief operating officer, executive vice president, technology manager, and information security officer. She is also a board member and executive vice president of Middlebury National Corporation, the single entity holding company of National Bank of Middlebury. Ms. Carpenter also serves on the board of Community Financial Services Group, a trust and wealth management company, which is collectively owned by National Bank of Middlebury, Woodsville Guaranty Savings Bank, and Community National Bank.

M. Susan Elliott, age 71, has served as a director of Needham Bank, located in Needham, Massachusetts, since January 2020. Prior to that, Ms. Elliott worked in successively more responsible roles at the Federal Home Loan Bank of Boston starting in 1981, most recently as executive vice president and chief business officer at the Federal Home Loan Bank of Boston from October 2009 through her retirement in December 2019.

Margaret McIsaac, age 63, has served as the president and CEO of Bluestone Bank and Bluestone Financial MCH in Raynham, Massachusetts since 2017. Ms. McIsaac also serves as a director and risk committee member of the Depositors Insurance Fund. She serves the American Bankers Association on the mutual bank administrative committee, the community bankers council, and women CEO peer group. She is also a member of the Federal Reserve Bank of Boston’s community depository institutions advisory council.

Kevin D. Miller, age 59, a certified public accountant, has served as chief operating officer and chief financial officer of Profile Bank in Rochester, New Hampshire, since 2007. Prior to that, Mr. Miller served as chief financial officer of First Seacoast Bank, vice president of finance at East Boston Savings Bank, and partner at T.C. Edwards & Co., PC., an accounting firm. Mr. Miller also currently serves on the board of directors of the Rochester, New Hampshire, Chamber of Commerce and as a trustee of the New Hampshire Bankers Association Insurance Trust.

William M. Parent, age 64, has served as chief strategy officer of bankESB, formerly known as Easthampton Savings Bank, located in Easthampton, Massachusetts, since October 2022 and a member of its board of directors since 2025. Prior to that, Mr. Parent served as president, chief executive officer, and director of Envision Bank in Quincy, Massachusetts, and its parent, Randolph Bancorp, from April 2020 to September 2022. From June 2010 through April 2019, Mr. Parent served as president, chief executive officer, and director of Blue Hills Bank and Blue Hills Bancorp, Inc., in Norwood, Massachusetts. From April 2019 through February 2020, Mr. Parent served as director of Rockland Trust Company and Independent Bancorp, Inc., in Rockland, Massachusetts, following its acquisition of Blue Hills Bank. Mr. Parent is a non-practicing certified public accountant.

David J. Rotatori, age 54, has served as president and a director of Ion Bank in Naugatuck, Connecticut, and its parent, Ion Financial MHC, since July 2017, and also as chief executive officer since January 2019. Before his promotion to president of Ion Bank, he was chief risk officer there since September 2009, chief financial officer since June 2012, and also served as corporate secretary for several years. He also worked at Ion Bank for five years early in his career as a staff accountant and internal auditor. Mr. Rotatori’s previous experience includes senior financial roles at People’s United Bank (one year) and Webster Bank (ten years), both in Connecticut, and as a senior accountant at KPMG (three years).

Gregg C. Tumeinski, age 60, since 2021, has served as chief growth and financial officer at The Beacon Mutual Insurance Company in Warwick, Rhode Island. Mr. Tumeinski has over 25 years of experience in successively more senior financial roles at New England based insurance companies, including Hanover Insurance Group and Liberty Mutual Insurance, and as an examiner for the Office of the Comptroller of the Currency of the United States.

John C. Witherspoon, (vice chairman) age 69, has served as a director of Skowhegan Savings Bank in Skowhegan, Maine, since November 2007 and served there also as president and chief executive officer from November 2007 until December 2019. Prior positions included serving as chief executive officer of the Finance Authority of Maine between 2004 and 2007, and as president and chief executive officer of United Kingfield Bank and its predecessor, Kingfield Savings Bank, from 1984 until 2004.

Independent Directors

The independent directors currently serving on the board of directors provided the following information about their principal occupation, business experience, and other matters.

Duncan Barnard, age 60, since 2018, has served as the chief internal auditor for CLS Bank, a designated financial market utility headquartered in New York, New York. Prior to his work at CLS Bank, Mr. Barnard served as managing director, finance and risk practice at Accenture plc, managing director, risk and compliance analytics practice at PricewaterhouseCoopers LLP, and partner at Ernst & Young LLP.

Michael A. Brown, age 67, Rear Admiral, United States Navy (Retired), is the founder and president of Spinnaker Security LLC, established in 2018, a cybersecurity consulting business focused on understanding, identifying, and mitigating business risks associated with cybersecurity. Prior to that role and starting in 2012, Mr. Brown served in successively more senior leadership roles at RSA Federal LLC and RSA Security LLC, computer and network security companies primarily providing identity security solutions. Prior to serving in those roles, Mr. Brown served in several cybersecurity related leadership roles for the United States Department of Homeland Security, the Office of the Director of National Intelligence, and the United States Navy.

Eric L. Chatman, (chairman) age 65, has served as the executive vice president and chief financial officer of Housing Partnership Network, a network of affordable housing and community development nonprofits, since 2017. He founded and was president of The Chatman Group, LLC, a consulting and advisory firm focused on affordable housing and financial advisory services for non-profits, housing finance authorities, and financial institutions from 2015 to 2017. Mr. Chatman served as president and executive director of the Connecticut Housing Finance Authority from 2012 until 2015 and, in that capacity, was responsible for the policy development, strategic planning and execution of the Connecticut Housing Finance Authority affordable housing finance mission. Prior to serving in that role, Mr. Chatman served as deputy director and chief financial officer of the Iowa Finance Authority from 2008 to 2012. Mr. Chatman has also held various corporate finance, treasury, and capital markets roles, both domestic and international, including treasurer of the FHLBank of Des Moines and division manager, treasury department, at the African Development Bank.

Thomas J. Curry, age 69, now retired, served as a partner at the law firm Nutter McClennen & Fish LLP in Boston, Massachusetts from November 2017 through March 2022. Mr. Curry served as Comptroller of the Currency of the United States from April 2012 to May 2017, as a member of the Federal Deposit Insurance Corporation’s board of directors from 2003 to May 2017, and as Commissioner of Banks for the Commonwealth of Massachusetts from 1990 to 1991 and from 1995 to 2003.

Antoinette C. Lazarus, age 62, has extensive experience across asset management, insurance-affiliated investment platforms, and global financial services, including oversight and governance of fund and institutional accounting and valuation functions. Since September 2025, Ms. Lazarus has served on the compliance team at Conning in Hartford, Connecticut, where she focuses on anti-financial crime, including anti-money laundering and counter-terrorist financing, sanctions compliance, and related regulatory obligations across insurance-affiliated investment management entities. Prior to that, Ms. Lazarus has held senior leadership roles at Ares Management LLC from June 1, 2021, through August 2024, and Landmark Partners from December 2006 through June 2021, both in West Hartford, Connecticut. In these roles, she led regulatory compliance programs and provided governance and oversight across investment adviser operations, private funds, and institutional investment platforms, including matters relating to fund and institutional accounting, valuation processes, regulatory reporting, and fiduciary risk management.

Robert Tourigny, age 57, has served as the executive director of NeighborWorks Southern New Hampshire since 2005. Prior to his time at NeighborWorks Southern New Hampshire, Mr. Tourigny’s roles at both Southern Maryland Tri-County Community Action Committee and Coastal Enterprises in Maine gave him extensive experience developing affordable housing projects – both rental and homeownership – in Maine, Maryland and New Hampshire. In total, Mr. Tourigny has over 30 years of experience in affordable housing representing low- and moderate-income families and community interests.

Audit Committee Financial Expert

Our board of directors has a standing Audit Committee that satisfies the "Audit Committee" definition under Section 3(a)(58)(A) of the Securities Exchange Act of 1934. Our board of directors' Audit Committee Charter is available in full on our website at the following location: https://www.fhlbboston.com/fhlbank-boston/governance.

The board has determined that Directors Miller and Parent are the "audit committee financial experts" within the meaning of the SEC rules. Mr. Miller and Mr. Parent are not auditors or accountants for us, do not perform fieldwork, and are not Bank employees. In accordance with the SEC's safe harbor relating to Audit Committee financial experts, a person designated or identified as an Audit Committee financial expert will not be deemed an "expert" for purposes of federal securities laws. In addition, such a designation or identification does not impose on any such person any duties, obligations, or liabilities that are greater than those imposed on such persons as a member of the Audit Committee and board of directors in the absence of such designation or identification and does not affect the duties, obligations, or liabilities of any other member of the Audit Committee or board of directors.

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

In accordance with SEC rules, audit partners are subject to rotation requirements to limit the number of consecutive years an individual partner may provide service to the Bank. For lead and concurring audit partners, the maximum number of consecutive years of service in that capacity is five years. The process for selection of the Bank’s lead audit partner pursuant to this rotation policy involves a meeting between the Chair of the Audit Committee and the candidate for the role, as well as discussion by the full Audit Committee and with management. Our current engagement partner began serving in this role in 2025.

Based on its reviews discussed above, the Audit Committee recommended to the board of directors the reappointment of PwC as the Bank's independent registered public accounting firm for 2026.

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

In reliance on these reviews and discussions, and the report of the independent registered public accounting firm, the Audit Committee has recommended to the board of directors, and the board of directors has approved, that the audited financial statements be included in the Bank's annual report on Form 10-K for the year ended December 31, 2025, for filing with the SEC.

As of the date of filing this annual report on Form 10-K, the members of the Audit Committee are:

Duncan Barnard, Chair
William M. Parent, Vice Chair
M. Susan Elliott
Antoinette C. Lazarus
Kevin D. Miller
Eric L. Chatman, ex officio

Information about our Executive Officers

The following table sets forth the names, titles, and ages of our executive officers:

Table 41 - Executive Officers

Name (1)	Title	Age
Timothy J. Barrett	President and Chief Executive Officer	67
Frank Nitkiewicz	Executive Vice President, Chief Operating Officer and Chief Financial Officer	64
Brian S. Chase	Senior Vice President, Chief Audit Officer	59
Brian G. Donahue	Senior Vice President, Controller and Chief Accounting Officer	59
Ana C. Dyer	Senior Vice President, Chief Business Officer	58
Barry F. Gale (2)	Senior Vice President, Chief Human Resources Officer	66
Neil B. Hiralall	Senior Vice President, Chief Risk Officer	59
Sean R. McRae	Senior Vice President, Chief Information Officer	61
Keith R. Walsh	Senior Vice President, General Counsel	46
Kenneth A. Willis	Senior Vice President, Housing and Community Investment	60
_________________________
(1)    Each of the executive officers listed serves on our Management Committee, with the exception of Mr. Donahue.
(2)    As detailed in Form 8-K filed with the SEC on February 19, 2026, Mr. Gale is expected to retire on June 30, 2026.

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

Brian S. Chase has served as senior vice president and chief audit officer since January 2022, and previously as vice president and chief audit officer since June 2018. Prior to that, Mr. Chase served as vice president and director of internal audit since June 2014. Before joining us in 2014, among other roles, Mr. Chase worked for 17 years at State Street Bank and Trust Company in successively more responsible roles within their internal audit department and seven years at Ernst & Young in successively more responsible roles as a financial auditor. Mr. Chase earned a B.S. from the University of Massachusetts Boston, and is a certified public accountant.

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

Barry F. Gale has served as senior vice president and chief human resources officer since April 2013. Mr. Gale also joined the board of the Northeast Human Resources Association in 2019. Prior to employment with us, Mr. Gale served as senior director of human resources at Thomson Reuters, where he spent 16 years in progressively senior roles. Prior to that position, Mr. Gale served in human resources roles at Citizens Financial Group and The Colonial Group. Mr. Gale holds a B.S. in business management from the University of Massachusetts Boston.

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

Keith R. Walsh has served as senior vice president and general counsel since July 2022. Mr. Walsh is responsible for the legal, government relations, vendor risk management, and corporate secretary functions of the Bank and also serves as the Bank’s ethics officer. Mr. Walsh joined the Bank as an attorney in 2010 and has served in progressively more responsible positions since that time. Prior to his employment with the Bank, Mr. Walsh spent 5 years as an associate in the capital markets department at the Boston law firm of Brown Rudnick LLP. Mr. Walsh holds a B.A. from the University of Massachusetts Amherst and a J.D. from Boston College Law School.

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

Code of Ethics and Business Conduct

We have adopted a Code of Ethics and Business Conduct that sets forth the guiding principles and rules of behavior by which we operate and conduct our daily business with our customers, vendors, shareholders, and with our employees. The Code of Ethics and Business Conduct applies to all directors and employees, including the chief executive officer, chief financial officer, and chief accounting officer, and all other professionals serving in a finance, accounting, treasury, or investor-relations role. The purpose of the Code of Ethics and Business Conduct is to avoid conflicts of interest and to promote honest and ethical conduct and compliance with the law, particularly as related to the maintenance of our financial books and records and the preparation of our financial statements. The Code of Ethics and Business Conduct can be found on our website (https://www.fhlbboston.com/about-us/governance/). All future amendments to, or waivers from, the Code of Ethics and Business Conduct will be posted on our website. The information contained within or connected to our website is not incorporated by reference into this annual report on Form 10-K and should not be considered part of this or any report filed with the SEC.

Insider Trading Policy

As a cooperative, Bank stock is not publicly traded and is solely owned by its member institutions (or, in limited instances, by former member institutions) for the purposes of capitalizing the Bank in support of members’ borrowing. Directors of the Bank include representatives of member institutions. The Bank does not sell its stock to or repurchase its stock from any individuals. Purchases, sales and/or other dispositions of the Bank’s shares are governed by regulatory requirements applicable to the Bank and by the Bank’s Capital Plan. The FHLBanks source their funding by issuing debt securities, consolidated obligations issued as bonds and discount notes, that are sold by dealers to investors in the public (for more information see Part II — Item 7 — Management's Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Debt Financing — Consolidated Obligations. In addition to its Capital Plan, the Bank has adopted an Insider Trading Policy it believes is reasonably designed to promote compliance with insider trading laws, rules, regulations, and listing standards applicable to the Bank. This policy is Exhibit 19.1 to this Form 10-K.

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

For the year ended December 31, 2025, the named executive officers were:

Timothy J. Barrett	President and Chief Executive Officer
Frank Nitkiewicz	Executive Vice President, Chief Operating Officer and Chief Financial Officer
Barry F. Gale	Senior Vice President, Chief Human Resources Officer
Sean R. McRae	Senior Vice President and Chief Information Officer
Keith R. Walsh	Senior Vice President and General Counsel

Compensation program objectives are set forth in our Total Rewards Philosophy (defined below), which was used in determining the total rewards packages for the named executive officers for 2025. Total rewards packages were based on several factors, including, but not limited to, (i) tenure, experience, and complexity of the position, (ii) each named executive officer’s performance, and (iii) needing to be competitive in the labor market for senior managers in which we compete. The named executive officers were awarded increases in base salary based on our Total Rewards Philosophy, effective January 1, 2025, and we adopted an executive incentive plan (an EIP) on April 22, 2025 (the 2025 EIP). Cash incentives awarded under the 2025 EIP were determined based on the criteria set forth in the 2025 EIP.

Compensation Committee

Pursuant to a charter approved by the board of directors, the Human Resources and Compensation Committee (the Compensation Committee) develops and recommends the compensation philosophy for the board of directors' review and approval, including policies and plans applicable to the compensation philosophy, such as compensation, benefits, and incentive plans in which the named executive officers may participate.

Compensation Committee Interlocks and Insider Participation

No member of the Compensation Committee has at any time been an officer or employee with us. No executive officer has served or is serving on our board of directors or a compensation committee of any entity whose executive officers served on the Compensation Committee of our board of directors.

Compensation Committee Report

The Compensation Committee has reviewed and discussed with management the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K. Based on the Compensation Committee's review and discussion, they recommended to the board of directors that this Compensation Discussion and Analysis be included in the annual report on Form 10-K for the year ended December 31, 2025.

The members of the Compensation Committee: Antoinette C. Lazarus (chair), Thomas J. Curry (vice chair), Caroline R. Carpenter, William M. Parent, John C. Witherspoon, and Eric L. Chatman as ex officio.

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

Objectives of our Compensation Program and What it is Designed to Reward

The Total Rewards Philosophy supports our compensation program for employees, including the named executive officers, that is designed to attract, retain, and motivate employees while supporting business and mission objectives throughout economic cycles. The Total Rewards Philosophy is designed to deliver a total rewards program that provides more certainty and lower employment volatility for the Bank through higher fixed compensation, competitive annual incentives, and distinctive benefits reinforcing our lower overall risk appetite and emphasis on maintaining safe and sound operations. The FHFA reviews compensation of the named executive officers, as described under — FHFA Oversight of Executive Compensation.

Oversight of Executive Compensation.

The Total Rewards Philosophy defines compensation goals, competitive market and peer groups, components and comparability of the total rewards package, performance evaluation and compensation, and responsibility for administration and oversight of compensation and benefits programs. In 2020, we updated the Total Rewards Philosophy, the principles of which are the basis for determining total compensation for all employees, including the named executive officers. In 2024, after retaining McLagan, a division of Aon plc’s Human Capital practice (McLagan), a compensation consulting firm specializing in the financial services industry, to assist with an updated comprehensive total rewards study, we adopted the supplemental executive retirement plan.

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

Risk and Bank Compensation Practices and Policies

Our chief risk officer and our chief human resources officer jointly engage in periodic reviews of our compensation practices and policies in an effort to ensure that such practices or policies do not result in risks that are reasonably likely to have a material adverse effect on the Bank. They report on the results of these reviews to the Compensation Committee at least annually. In developing that report, compensation policies and practices are reviewed first on a stand-alone basis, then in combination with enterprise-wide risk-management controls that constrain risk-taking, and finally in conjunction with procedural risk controls at the business department level that are intended to further mitigate risk-taking activities. In January 2026, the Compensation Committee concluded that the Bank’s Total Rewards Philosophy, including the EIPs in effect, are not reasonably likely to have a material adverse effect on the Bank based on the report and related discussions.

Additionally, under each EIP, 50 percent of that year’s award amount is deferred and will be paid by March 31 three years after commencement of that EIP, which deferral is intended to align management's interests with risk-management objectives. As described under — Executive Incentive Plan — Additional Conditions to Deferred Awards, the deferred awards are subject to reduction or elimination in certain cases including in the case of certain material revisions to our financial results or to data used to determine the total EIP award amount, which are intended to further reduce the risk of imprudent risk-taking. The payment of the deferred awards is subject to the final approval of the Compensation Committee, and review and, to the extent required, non-objection by the FHFA.

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

Overview of the Labor Market for Senior Managers

The labor market in which we compete for senior managers, including the named executive officers, is across a broad group of organizations representing different industries. In particular, we experience a greater frequency of competition for talent with commercial banks and financial services firms with capital markets, investment, risk, and wholesale lending capabilities, and publicly traded banks in a defined asset range. We may also consider other peer groups, such as local market peers and information-technology-specific peers for roles that are not industry specific. We also recognize that a “one-size-fits-all” approach to compensation needs to be adjusted at times to attract and retain the most qualified and highly sought-after staff. The local financial services labor market is dominated by asset- management firms that are considered labor market competitors even though they are not business competitors. We may, at times, have to expand recruiting efforts to a regional or national basis to recruit named executive officers and other senior executives with the specialized skills needed to manage the complex risks of a wholesale lending and mortgage loan investment operation. For these reasons, we must be positioned to offer comparable compensation packages to attract, retain, motivate, and reward top talent. When setting compensation levels, we also consider the cost of living in the Boston area.

Our competitive peer groups, which we review annually to ensure comparability to the Bank, for our named executive officers include:

•The commercial banks with assets between $10 billion and $20 billion. For executive level positions, we may consider the scale and scope of the role in making a market comparison, often considering division heads of large peers as appropriate market benchmarks, rather than an overall head of a function or business area (the commercial banks peer group); and
•The other FHLBanks, particularly for determining mix of pay within the total rewards package due to the similarity in responsibilities, mission, mix-of-pay, and total rewards within a cooperative, government-sponsored-enterprise structure (the other FHLBanks peer group).

Peer groups are considered in setting the total rewards package, but no specific target among the peer groups is selected for named executive officer compensation. Rather, the data is used generally to ensure the total rewards packages remain competitive as determined by the Compensation Committee relative to those peer groups.

The commercial banks peer group serves as a relevant comparator group for competitive positioning of the total rewards package for those positions requiring financial services experience, including the named executive officers. Where this peer group does not include a sufficient number of candidates to generate a statistically valid comparison, we may consider commercial banks with assets between $20 billion and $50 billion as a secondary peer group. Both the Bank and commercial banks engage in wholesale lending and share similarities in several functional areas, particularly middle-office and support areas. The most significant difference between us and the commercial banks peer group is that we are focused on wholesale banking activities while the peer group generally engages in both wholesale and retail activities. The market analysis focuses on the wholesale activities and excludes retail-focused positions.

The other FHLBanks peer group serves as a relevant comparator for determining the proportionate mix of pay and benefits. While all of the FHLBanks share the same mission, they may differ in their relative mix of products and services and location among urban and smaller-city locations, both of which impact labor-market competition and compensation. However, due to the FHLBanks’ unique cooperative structure, namely that none can offer equity-based compensation opportunities such as those offered at their non-FHLBank labor-market competitors, all FHLBanks generally rely on a similarly structured total rewards package for the named executive officers, including base salary, cash incentives, and benefits.

Annually, we use McLagan market analysis for competitive compensation to determine whether the total rewards packages for the named executive officers, including the proportionate mix of pay and benefits, are competitive for each matched position. Named executive officer positions are matched to positions in that analysis that represent realistic job opportunities based on scope, similarity of positions, experience, complexity, and responsibilities. Realistic job opportunities include positions for which the named executive officers would be qualified at the external firms as well as positions at the firm that we would consider when recruiting for experienced executives.

Elements of our Compensation Plan and Why Each Element is Selected

We compensate the named executive officers principally based on their performance, skills, experience, tenure, and the criticality of the role through a package that consists of a mix of base salary, annual and deferred cash-incentive opportunities, qualified and nonqualified retirement plans, and various other health and welfare benefits. From time to time, we will also award special cash bonuses outside of an incentive plan to compensate a named executive officer based on unusual or exemplary circumstances. Each compensation element is discussed in greater detail below.

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

Although we do not engage in benchmarking, the Compensation Committee has set total rewards packages for each of the named executive officers so that their total rewards package would be comparable with the total rewards packages at the commercial banks peer group, including base salary, cash incentives, and retirement plans, and so that their total cash compensation, that is, base salary plus cash incentives, would be competitive with total cash compensation of the named executive officer's peers at other FHLBanks. The Compensation Committee has been informed by the same data in setting current total rewards packages.

How we Determine the Amount for Each Element of our Compensation Plan

The board of directors sets annual goals and objectives for the chief executive officer to align with our strategic business plan. In general, at the end of each year, the chief executive officer provides the Compensation Committee with a self-assessment of his corporate and individual achievements. Based on the Compensation Committee's evaluation of his performance and review of competitive market data for the defined peer groups, the Compensation Committee determines and approves an appropriate total compensation package. The board of directors, as informed by a market analysis for competitive compensation developed by McLagan, determined and approved a competitive offer for Mr. Barrett as the Bank’s chief executive officer effective December 1, 2021, the date upon which he first assumed the role of president and chief executive officer, and his salary has been adjusted annually generally consistent with merit and adjustment increases granted to staff, including the other named executive officers.

In the case of other named executive officers, the chief executive officer reviews individual performance and submits market data and recommendations to the Compensation Committee regarding appropriate compensation. The Compensation Committee reviews these recommendations and submits its recommendations to the board of directors, which then reviews the recommendations and approves the compensation it considers appropriate, giving consideration to the Total Rewards Philosophy.

The Compensation Committee does not set specific, predetermined targets for the allocation of total rewards between base salary, cash incentives, and benefits, including retirement and other health and welfare plans and perquisites. Rather, the Compensation Committee considers the value and mix of the total rewards package offered to each named executive officer compared with the total rewards package for positions of comparable scope, responsibility, and complexity of position at the two defined peer groups, the incumbent's performance, experience, tenure, and internal equity.

Base Salary

Base salary compensation is a key component of our Total Rewards Philosophy and helps us to successfully attract and retain executive talent. Base salary adjustments for all named executive officers are considered at least annually as part of the year-end annual performance review process and more often if considered necessary by the Compensation Committee during the year, such as in recognition of a promotion or to ensure equity. The Compensation Committee determined that Mr. Barrett’s base salary adjustment for 2025 was appropriate and, based on Mr. Barrett’s recommendations, that base salary adjustments for the other named executive officers were also appropriate, based on (i) each named executive officer’s individual performance, contributions to the Bank, tenure, and changes in responsibilities, if applicable, and (ii) a review of the market analysis of competitive compensation developed by McLagan. After review and nonobjection by the FHFA, the named executive officers’ base salaries, presented below in Table 45 - Summary Compensation for 2025, 2024 and 2023 in this Item 11, were approved and retroactively effective as of January 1, 2025.

2025 Executive Incentive Plan

General Overview of Executive Incentive Plans

Executive incentive plans, such as the 2025 EIP, are cash incentive plans which are reviewed and may be adopted by the Compensation Committee or the board of directors on an annual basis. While executive incentive plans are not necessarily adopted every year, in recent years we have adopted them annually. Generally, our executive incentive plans are used to promote achievement of strategic objectives by aligning cash incentive opportunities for those in key leadership roles, including the named executive officers, with our financial performance and strategic priorities. These incentive opportunities are also designed to facilitate retention and commitment of key officers. Executive incentive plans generally include specific goals, such as goals based on profitability, business growth, regulatory examination results and remediation, and operational goals for those in key leadership roles, including the named executive officers.

The Compensation Committee reviews each component of an EIP's plan design, including goals, goal weighting, achievement levels, and payout opportunities. The Compensation Committee administers each EIP and has full power and binding authority to construe, interpret, and administer each EIP and adjust them for relevant and unforeseen circumstances. Such circumstances may include, without limitation, changes in business strategy, termination or commencement of business lines, impact of economic fluctuations, growth or consolidation of the membership base, net income above or below the level projected in the Bank’s strategic business plan, or regulatory or other changes impacting us or the FHLBank System. The Compensation Committee may not make adjustments for extraordinary circumstances that include changes to goals, weights, or levels of achievement without resubmission to the FHFA, except for adjustments that reduce payout amounts.

Purpose of the 2025 EIP

The 2025 EIP was intended to:

•promote achievement of our financial plan and strategic objectives in our annual strategic business plan;
•provide a total rewards package that is competitive with other financial institutions in the labor markets in which we compete, including other FHLBanks; and
•facilitate the retention and commitment of those in key leadership roles.

2025 EIP Plan Design

The 2025 EIP was designed to:

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

2025 EIP Incentive Goals

The 2025 EIP's goals were derived from, or are consistent with, our strategic business plan and objectives and were generally weighted based on desired business outcomes. The goal achievement levels have generally been set so that the target achievement level is consistent with projections in our strategic business plan. For certain nonfinancial EIP goals for which there is no direct reference in the strategic business plan, the goals and goal achievement levels are established consistent with our strategic objectives and the impact of achievement of the objectives. The 2025 EIP does not contain individual performance award opportunities for the named executive officers. To mitigate unnecessary or excessive risk-taking, the 2025 EIP contains measures for overall performance that are achieved through Bank-wide collaboration of activity but cannot be individually attained or altered by participants in the 2025 EIP.

Under the 2025 EIP, each named executive officer received, in March 2026, 50 percent of the total incentive award earned as of December 31, 2025, and the remainder of the award was deferred and will be paid in March 2028, including an interest credit based on the compounded average of daily SOFR from January 1, 2026 through December 31, 2027 (the EIP Deferred Award), subject to certain qualifications as explained in Additional Conditions to Deferred Award. As described in greater detail under Determination of Awards under the 2025 EIP, the Compensation Committee maintains authority over all awards under the 2025 EIP, however, the 2025 EIP prohibits award payouts to participants that do not receive a performance rating of “meets expectations” or better.

2025 EIP Incentive Goals and Actual Achievement

The 2025 EIP included the following incentive goals for the named executive officers:

•Core return on equity: core return on equity (as such term is defined in the 2025 EIP and referred to in this report as core return on equity) means A divided by B. “A” is net income for fiscal year 2025 reported in accordance with GAAP that excludes or adjusts the timing of recognition of: (a) deducting fee income resulting from the exercise of prepayment options on financial instruments (net of gains or losses from the unwinding of hedges) less imputed amortization of historical prepayment fee income; (b) removing debt retirement costs (net of gains or losses from the unwinding of hedges) less imputed amortization of historical debt retirement costs; (c) removing net unrealized gains and losses attributable to derivatives and hedging activities and net unrealized gains and losses on trading securities; (d) adding imputed amortization of premiums and accretion of discounts on investment securities classified as trading securities; and (e) removing interest expense on mandatorily redeemable capital stock which represents dividends payable to holders of Class B stock that has been classified as mandatorily redeemable capital stock. “B” is the sum of (a) the Bank’s average daily balance of capital stock, including mandatorily redeemable capital stock, outstanding during fiscal year 2025; and (b) the Bank’s average daily balance of retained earnings during fiscal year 2025. The difference between GAAP return on equity and this measure of core return on equity is that GAAP return on equity does not provide for the adjustments described above, and core return on equity includes shares classified as mandatorily redeemable capital stock and excludes accumulated other comprehensive income as components of equity. Achievement of this goal was subject to compliance with our market value of equity to par stock ratio and internal unfloored duration of equity limits for at least 10 of the 12 months of the year. We complied with these limits for 12 months. These limits are described under Part II — Item 7A — Quantitative and Qualitative Disclosures about Market Risk — Measurement of Market and Interest-Rate Risk and Related Policy Constraints.
•Member users of housing and community investment (HCI) programs: This goal measures utilization of various types of HCI programs by members. A member user is defined as a member that enrolls (i.e., receives a commitment of funding from the HCI program to support the member’s commitment to fund a loan to its customer) one or more qualifying transactions into the JNE, HOW, LUH, MPF Permanent Rate Buydown, CDFI Advance, or EBP, or submits a completed application for the Affordable Housing Program, by December 21, 2025. The total number of member users is the sum of member users in the aforementioned HCI programs, counted separately for each program. A given member will count only once per HCI program.
•Voluntary program commitments: This goal measures the establishment and level of committed funding to the voluntary programs. For purposes of the threshold and target levels of performance, our voluntary programs include JNE, HOW, MPF Permanent Rate Buydown, CDFI Advance, and LUH. For all voluntary programs other than the MPF Rate Buydown program, subsidies are committed when a member receives a commitment of funding from the Bank to support the member’s commitment to fund a loan to a customer. For the MPF Rate Buydown program, subsidies are committed when a member’s loan sale into the MPF Rate Buydown program is funded.
•Community development advance programs: This goal measures the level of advances activity with members to fund eligible loans supporting community investments through certain advance products. We must commit the amounts shown at each level by December 31, 2025, where an advance is considered to have been committed when we have committed to a specific product, funding amount, disbursement date, maturity date, and rate.
•Depository member product utilization: This goal measures utilization of the Bank’s products by depository members. For each product category – advances, letters of credit, and mortgage partnership finance – the Bank will determine the number of depository members utilizing each product in 2025. The goal will be based on the sum across the three categories of the number of members utilizing each category. A given member may be counted up to three times depending on the number of product categories in which that member participates; a given member will be counted only once for each product category.
•Insurance member advances utilization: This goal measures utilization of the Bank’s various types of advances by insurance members. Achievement of the goal is determined by insurance company members’ utilization of certain advances in 2025 with each advance type accumulating a number of points to be tabulated after year end.
•Operational risk reduction: The purpose of this goal is to identify business workflows with operational risks, develop plans to mitigate such risks through system or process improvements including automation where appropriate, and complete a substantial amount of implementing a certain number of the identified system or process improvements.

Table 42 - 2025 EIP Goals and Achievement

Goal	Weighting	Threshold	Target	Excess	Achievement
Core return on equity, subject to risk limits (1)	30%	4.49%	5.58%	6.41%	Between target and excess
Member users of HCI programs	10%	204	272	340	Between target and excess
Voluntary program commitments	10%	90% of allocated funds committed	95% of allocated funds committed	98% of allocated funds committed	Excess
Community development advance programs	10%	$332 million	$443 million	$554 million	Excess
Depository member product utilization	10%	312	350	400	Between target and excess
Insurance member advances utilization	10%	99	124	149	Excess
Operational risk reduction	20%	2	3	4	Excess
___________________________
(1)These performance levels were adjusted from the amounts originally established in the 2025 EIP. The 2025 EIP provides that the originally established performance levels were to be adjusted up or down by 0.8 basis points for every basis point by which the average daily federal funds rate deviated from the 4.10 percent assumed in our strategic business plan. In 2025, the average daily federal funds rate deviation was 11 basis points, resulting in an increase of nine basis points to each performance level.

Incentive Opportunities under the 2025 EIP

Incentive opportunities under the 2025 EIP are based on each named executive officer's base salary at December 31, 2025 (referred to as 2025 incentive salaries).

Table 43 sets forth the total incentive opportunities available under the 2025 EIP, including both the payment made in March 2026 and the amount deferred until March 2028, expressed as percentages of the named executive officers' 2025 incentive salaries:

Table 43 - Total Incentive Opportunity

	Incentive Opportunity
	Threshold	Target	Excess
President	50.0%	75.0%	100.0%
Chief Operating Officer & Chief Financial Officer	36.0%	60.0%	84.0%
All Other Named Executive Officers	30.0%	50.0%	70.0%

Determination of Awards under the 2025 EIP

Awards for the goals under the 2025 EIP were based on goal achievement objectively determined at the conclusion of the year. If the result for the goal is less than the threshold level of achievement, the award for that goal is zero absent an act of discretion.

For the 2025 EIP, the levels of achievement are detailed in Table 42, with one goal achieving between threshold and target, one goal achieving target, two goals achieving between target and excess, and the remaining four goals achieving at or above excess.

In administering the 2025 EIP, as with prior EIPs, the Compensation Committee determined that participants would receive an interpolated award for having exceeded threshold levels for the 2025 EIP. In such instances, the award for each goal would be calculated according to the following formula:

Award for Each Goal	=	Goal Weight	X	Incentive Opportunity for Level of Achievement or Interpolated Level of Achievement	X	2025 Incentive Salary

Our staff calculated the named executive officers' awards under the 2025 EIP goals, in accordance with year-end results and the foregoing formulas. The Compensation Committee discussed recommendations from Mr. Barrett and adopted the recommendations and staff calculations.

Based on those calculations and recommendations, the combined incentive awards under the 2025 EIP were calculated, by goal, as follows:

Table 44 - Total 2025 EIP Awards as Calculated by Goal

Participant	Core Return on Equity	Member Users of HCI Programs	Voluntary Program Commitments	Community Development Advance Programs	Depository Member Product Utilization	Insurance Member Advances Utilization	Operational Risk Reduction	Total Award
Mr. Barrett	$228,757	$88,328	$99,277	$99,277	$94,314	$99,277	$198,555	$907,785
Mr. Nitkiewicz	98,262	38,949	44,567	44,567	42,020	44,567	89,133	402,065
Mr. Gale	55,408	21,963	25,130	25,130	23,694	25,130	50,260	226,715
Mr. McRae	60,154	23,844	27,283	27,283	25,724	27,283	54,567	246,138
Mr. Walsh	55,861	22,142	25,336	25,336	23,888	25,336	50,672	228,571

The named executive officers received 50 percent of the total 2025 EIP award (i.e., 50 percent of the “total award” in Table 44) in a cash payment in March 2026, following approval of the Compensation Committee and non-objection by the FHFA. The remainder of the total award (i.e., the “deferred amount” in Table 47) was deferred and will be paid in March 2028, in an amount equal to the Deferred Award, subject to certain forfeiture provisions as explained in Additional Conditions to Deferred Awards.

Additional Conditions to Deferred Awards

Deferred Awards are subject to the following conditions:

•Participants must be employed by us on December 31, 2027, to receive the Deferred Awards, although participants that terminate employment by reason of death or disability or who are eligible to retire prior to that date may receive payment of the award in certain instances, as detailed in the 2025 EIP.

•Subject to the discretion of the Compensation Committee the Deferred Awards may be reduced (but not to a number that is less than zero) for some or all participants, as applicable, if, during calendar years 2026 and/or 2027, any of the following occurs such that if it had occurred prior to the year-end 2025 calculations, it would have negatively impacted the goal results and reduced the associated payout calculation:
▪operational errors or omissions resulting in material revisions to our 2025 financial results, information submitted to the FHFA supporting the goal results or payout calculations, or other data used to determine the total award at year-end 2025;
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

Retirement and Deferred Compensation Plans

We offer participation in qualified and nonqualified retirement plans to the named executive officers as key elements of our total rewards package. The benefits received under these plans are intended to enhance the competitiveness of our total compensation and benefits relative to the market by complementing the named executive officers' base salary and cash incentive opportunities. We currently maintain three retirement plans, in which the named executive officers participate, including:

•Pentegra Defined Contribution Plan for Financial Institutions (the Pentegra Defined Contribution Plan), a 401(k) plan, under which we match employee contributions for all eligible employees and also make a non-elective contribution of an amount equal to six percent of an eligible employee’s base salary for all employees, including the named executive officers;
•Thrift Benefit Equalization Plan (the Thrift BEP), a nonqualified, unfunded defined contribution plan with a deferred compensation feature, which is available to the named executive officers, directors, and such other personnel as determined by the board of directors. Thrift BEP participants, other than directors, may elect to defer receipt of up to 100 percent of base salary and/or incentive compensation into the Thrift BEP. We match participant contributions based on the amount the employee contributes up to the first 3 percent of compensation beginning with the initial date of membership in the Thrift BEP, and then according to the same schedule as the matching under the Pentegra Defined Contribution Plan after the first year of service. Our matching contribution is immediately vested at 100 percent, as in the Pentegra Defined Contribution Plan. Participants may defer their contributions into one or more investment funds as elected by the participant. We also make a non-elective contribution in an amount equal to (a) six percent of the eligible executive’s compensation and incentive compensation, prior to reduction for any elective deferrals under the Thrift BEP, determined without regard to limitations of the Internal Revenue Code, minus (b) the non-elective, non-matching Bank contribution applicable to that executive under the terms of the Pentegra Defined Contribution Plan with respect to the same period.
•Supplemental Executive Retirement Plan (SERP), a nonqualified, unfunded defined contribution plan for the Bank's participating executives as designated by the board of directors. For each executive participant in the SERP eligible for non-elective contributions in a plan year, the Bank contributes an amount equal to eight percent of the eligible executive’s compensation and incentive compensation, prior to reduction for any elective deferrals under the Thrift BEP, determined without regard to limitations of the Internal Revenue Code.

All benefits payable under the SERP and the Thrift BEP are paid solely out of our general assets, or from assets set aside in rabbi trusts subject to the claims of our creditors in the event of our insolvency. Additional information regarding these plans can be found with the Nonqualified Deferred Compensation table below.

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

Potential Payments upon Termination or Change in Control

Employment Agreement with Mr. Barrett

We entered into an employment agreement with Mr. Barrett, effective as of December 1, 2021 (the Employment Agreement). The board of directors determined that having the employment agreement in place would be an effective tool to recruit and retain Mr. Barrett as the president and chief executive officer. The Employment Agreement had an initial term of three years and subsequently renews for one-year periods unless either party elects to not renew. Under the Employment Agreement, Mr. Barrett is provided access to a Bank-owned or -leased vehicle and a reserved parking space at a location convenient to the Bank’s headquarters. Also, under the Employment Agreement, Mr. Barrett is entitled to participate in all incentive, savings, and retirement plans and programs available to senior executives at the Bank. Also, under the Employment Agreement, Mr. Barrett’s employment may be terminated by the Bank with or without “cause”, as therein defined, or by Mr. Barrett with or without “good reason” as therein defined with severance payable to Mr. Barrett upon termination by the Bank without “cause” or resignation by Mr. Barrett with “good reason.” These severance benefits for Mr. Barrett are discussed below under Post-termination Payments.

Employment Status and Severance Policy

Pursuant to the FHLBank Act, our employees, including the named executive officers as of December 31, 2025 except for Mr. Barrett, are "at will" employees. Each may resign his or her employment at any time, and we may terminate his or her employment at any time for any reason or no reason, with or without cause, and with or without notice. Under our severance policy, all regular full- and part-time employees who work at least 1,000 hours per year whose employment is terminated involuntarily for reasons other than "cause," (as determined by us at our sole discretion), are provided with severance packages reflecting their status in the organization and tenure. Severance packages for employees leaving by mutual agreement or terminated for cause is at our sole discretion, provided that such severance shall not exceed that paid to employees terminated involuntarily for reasons other than cause. The severance policy does not constitute a contractual relationship between the Bank and the named executive officers, and we reserve the right to modify, revoke, suspend, terminate, or change the severance policy at any time without notice.

To receive benefits under the severance policy, individuals must agree to execute an irrevocable general release of claims against the Bank. In addition, and at our sole discretion, we may provide outplacement and/or such other services as may assist in ensuring a smooth career transition. Payments under the severance policy are discussed below under Post-termination Payments.

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

Compensation Tables

The following table and accompanying footnotes set forth all compensation attributed to our named executive officers for the years ended December 31, 2025, 2024, and 2023, which includes deferred amounts.

Table 45 - Summary Compensation for 2025, 2024 and 2023

Name and Principal Position	Year	Salary(1)	Bonus(2)	Non-equity Incentive Plan(3)(4)	Change in Pension Value and Nonqualified Deferred Compensation Earnings(5)(6)	All Other Compensation(7)	Total
Timothy J. Barrett	2025	$996,592	$1,078	$943,838	$197,000	$373,183	$2,511,691
President and Chief Executive Officer	2024	955,046	—	952,276	7,000	344,306	2,258,628
	2023	913,500	—	894,917	1,304,000	79,771	3,192,188

Frank Nitkiewicz	2025	532,598	—	418,081	176,000	186,959	1,313,638
Executive Vice President, Chief Operating Officer and Chief Financial Officer	2024	512,843	—	417,821	—	177,023	1,107,687
	2023	490,533	—	409,767	439,000	53,117	1,392,417

Barry F. Gale	2025	360,384	—	235,639	38,000	111,207	745,230
Senior Vice President, Chief Human Resources Officer	2024	344,538	—	234,704	—	107,416	686,658
	2023	327,969	711	233,901	223,000	29,181	814,762

Sean R. McRae	2025	391,258	—	255,873	39,000	120,802	806,933
Senior Vice President and Chief Information Officer	2024	374,054	709	254,990	—	117,161	746,914
	2023	357,782	—	256,098	196,000	31,994	841,874

Keith R. Walsh	2025	363,333	1,095	237,399	9,000	105,315	716,142
Senior Vice President and General Counsel	2024	340,865	—	215,565	—	93,351	649,781

_______________________
(1)Amounts shown are not reduced to reflect the named executive officers' elections, if any, to defer receipt of salary into the Pentegra Defined Contribution Plan and the Thrift BEP.
(2)In 2025, Mr. Barrett and Mr. Walsh each received an additional bonus of $1,078 and $1,095, respectively, for 15 years of service. In 2024, Mr. McRae received an additional bonus of $709 as a cash award for 10 years of service. In 2023, Mr. Gale received an additional bonus of $711 as a cash award for 10 years of service. The amount of these service awards is the same as would have been paid to any employee who completed the same number of years of service.
(3)The amounts reflect the total awards paid or deferred under the respective year’s EIP for services performed during the years ended December 31, 2025, 2024, and 2023, respectively, with 50 percent of that award paid in March 2026, March 2025, and March 2024, respectively, and the remainder to be paid in March 2028, March 2027, and March 2026 in an amount equal to that year’s Deferred Award, subject to satisfaction of certain qualifiers detailed in Additional Conditions to Deferred Awards. The amounts for 2025, 2024, and 2023 also reflect interest for any vested Deferred Awards under the 2023 EIP, 2022 EIP, and 2021 EIP, respectively.
(4)In accordance with FHFA guidance, maximum total incentive opportunity, inclusive of annual and deferred awards, to be paid in a plan year cannot exceed 100% of the plan year’s base salary.
(5)The amounts shown reflect the actuarial increase/decrease in the present value of the named executive officer's benefits under pension plans determined using interest-rate and mortality-rate assumptions consistent with those used in our financial statements. No amount of above market earnings on nonqualified deferred compensation is reported because above market rates are not possible under the Thrift BEP and SERP, the only such plans that we offer. On January 1, 2024, future benefit accruals ceased for all employees under the Pentegra Defined Benefit Plan, a funded, tax-qualified, noncontributory plan that provided retirement benefits for all eligible employees including the named executive officers, and on June 27, 2024, the Bank transferred liability of the Pentegra Defined Benefit Plan to Midland National Life Insurance Company. Additionally, as of January 1, 2024, further benefit accruals ceased for all employees under the Pension BEP, a nonqualified, unfunded defined benefit plan covering certain senior officers, as defined in the plan, which includes the named executive officers and other personnel as determined by the board of directors.
(6)The change in pension values under the Pentegra Defined Benefit Plan and Pension BEP for all named executive officers, except Mr. Barrett, decreased in 2024, for Mr. Nitkiewicz by $220,000, Mr. Gale by $34,000, Mr. McRae by $57,000, and Mr. Walsh by $74,000. In accordance with SEC guidance, the amounts reported in the table are $0.
(7)See Table 46 - Other Compensation for amounts, which include our match on employee contributions and our non-elective contributions to the Thrift BEP and the Pentegra Defined Contribution Plan, our non-elective contribution to the SERP, insurance premiums paid by us with respect to supplemental life insurance and perquisites.

Table 46 - Other Compensation

Name	Year	Defined Contribution Plans(1)	Insurance Premiums	Perquisites(2)	Total
Timothy J. Barrett	2025	$359,831	$—	$13,352	$373,183
	2024	326,616	—	17,690	344,306
	2023	79,771	—	—	79,771

Frank Nitkiewicz	2025	175,768	11,191	—	186,959
	2024	167,262	9,761	—	177,023
	2023	44,560	8,557	—	53,117

Barry F. Gale	2025	111,207	—	—	111,207
	2024	107,416	—	—	107,416
	2023	29,181	—	—	29,181

Sean R. McRae	2025	120,802	—	—	120,802
	2024	117,161	—	—	117,161
	2023	31,994	—	—	31,994

Keith R. Walsh	2025	105,315	—	—	105,315
	2024	93,351	—	—	93,351
_______________________
(1)    Amounts include our contributions to the Pentegra Defined Contribution Plan and Thrift BEP in the current year, and the amounts earned under the SERP which are contributed in the following year. Contributions to the Thrift BEP and SERP are also shown in Table 49 - Nonqualified Deferred Compensation below.
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
In addition to the matching contribution, we contribute six percent of an employee’s base salary (limited by the 2025 $350,000 Internal Revenue Code (IRC) compensation limit) to the Pentegra Defined Contribution Plan (as adopted by the Federal Home Loan Bank of Boston). Participant deferrals are limited on an annual basis by IRC rules. For 2025, the maximum elective deferral amount was $23,500 (or $31,000 per year for participants who attain age 50-59 or 64 or older in 2025, and $34,750 for participants turning 60-63 in 2025), and the maximum matching contribution under the terms of the

Pentegra Defined Contribution Plan was $21,000 (200 percent of the first 3 percent of compensation deferred limited by the $350,000 IRC compensation limit).
A description of the Thrift BEP and SERP is provided under Retirement and Deferred Compensation Plans.
(2)    Amounts for Mr. Barrett include the following perquisites: personal use of a Bank-owned or -leased vehicle, parking, and spousal travel expenses.

The following table shows the potential payouts for our non-equity incentive plan awards under the 2025 EIP, for our named executive officers:

Table 47 - Grants of Plan-Based Awards for Fiscal Year 2025

Name	2025 EIP Award	Payout Date	Payouts Under Non-equity Incentive Plan Awards (1)
Mr. Barrett	Year-end Award	March 2026	$453,893
	Deferred Amount (2)	After December 31, 2027	453,892
Mr. Nitkiewicz	Year-end Award	March 2026	201,033
	Deferred Amount (2)	After December 31, 2027	201,032
Mr. Gale	Year-end Award	March 2026	113,358
	Deferred Amount (2)	After December 31, 2027	113,357
Mr. McRae	Year-end Award	March 2026	123,069
	Deferred Amount (2)	After December 31, 2027	123,069
Mr. Walsh	Year-end Award	March 2026	114,286
	Deferred Amount (2)	After December 31, 2027	114,285
______________________
(1)    The payouts for Deferred Amount are not subject to achievement of certain goals affecting potential payout levels, but, rather, are solely subject to the named executive officer’s satisfaction of the conditions detailed above in Additional Conditions to Deferred Awards.
(2)    The actual amount of the Deferred Amount on payment date is subject to an interest credit calculated as described above in 2025 Executive Incentive Plan – General Overview of Executive Incentive Plans – 2025 EIP Incentive Goals.

Retirement Plans

Table 48 - Pension Benefits

Name	Plan Name	No. of Years of Credited Service(1)	Present Value of Accumulated Benefit(2)	Payments During Year Ended December 31, 2025
Timothy J. Barrett	Pension BEP	13.17	$2,980,000	$—
Frank Nitkiewicz	Pension BEP	32.83	3,932,000	—
Barry F. Gale	Pension BEP	10.67	567,000	—
Sean R. McRae	Pension BEP	9.67	621,000	—
Keith R. Walsh	Pension BEP	13.08	148,000	—
_______________________
(1)Equals number of years of credited service as of December 31, 2023.
(2)    On January 1, 2024, future benefit accruals under the Pension BEP ceased for all employees, including the named executive officers.

As discussed in — Retirement and Deferred Compensation Plans, further benefit accruals under the Pension BEP ceased on January 1, 2024, for all employees, including the named executive officers. Total benefits payable under the Pension BEP are subject to an overall maximum annual benefit amount not to exceed a specified percentage of high three-year average salary as applicable as follows: Mr. Barrett, 80 percent as president; Mr. Nitkiewicz, 70 percent as executive vice president; and Mr. Gale, Mr. McRae, and Mr. Walsh 65 percent as senior vice presidents. Our only named executive officer that reached the maximum annual benefit amount prior to this plan being frozen on January 1, 2024, is Mr. Nitkiewicz. All benefits payable under the Pension BEP are paid solely from either our general assets or from assets held in a rabbi trust subject to the claims of our creditors in the event of the Bank's insolvency. The Pension BEP requires that we contribute at least annually to any rabbi trust so established an amount to fund participant benefits on a plan termination basis and anticipated administrative, trust and investment advisory expenses that may be paid by the trust over the next 12 months. Retirement benefits from the Pension BEP are not subject to any offset provision for Social Security benefits.

The regular form of benefit under the Pension BEP is a straight life annuity with a 12 times initial death benefit feature. Lump sum and other additional payout options are also available. Participants are eligible for a lump sum option beginning at age 45. Benefits are payable in the event of retirement, death, disability, or termination of employment if vested. Normal retirement under the plan is age 65, but a participant may elect early retirement as early as age 45. However, if a participant elects early retirement, the normal retirement benefit is reduced by an early retirement factor based on the participant's age when beginning early retirement. If the sum of the participant's age and vesting service at the time of termination of employment is at least 70, that is, the "Rule of 70," the benefit is reduced by an early retirement factor of one and a half percent per year for each year that payments commence before age 65. If age and vesting service do not equal at least 70, the benefit is reduced by a higher early retirement factor.

Nonqualified Deferred Compensation

Table 49 - Nonqualified Deferred Compensation

Name	Executive Contributions in Year Ended December 31, 2025(1)	Our Contributions in Year Ended December 31, 2025(2)	Aggregate Earnings in Year Ended December 31, 2025	Aggregate Withdrawals/ Distributions	Aggregate Balance at December 31, 2025
Timothy J. Barrett	$55,211	$311,528	$60,135	$—	$1,236,921
Frank Nitkiewicz	47,281	130,999	289,753	—	1,848,454
Barry F. Gale	24,216	68,207	46,027	—	415,454
Sean R. McRae	18,508	78,368	73,563	—	574,875
Keith R. Walsh	40,826	63,354	28,735	—	259,477
_______________________
(1)Amounts are also reported as salary in Table 45 - Summary Compensation for 2025, 2024, and 2023.
(2)Includes amounts that are also reported as contributions to defined contribution plans in Table 46 - Other Compensation that were earned in 2024 for Mr. Barrett $132,686, for Mr. Nitkiewicz $65,143, for Mr. Gale $41,029, for Mr. McRae $44,544, and for Mr. Walsh $40,592. All other amounts are also reported as contributions to defined contribution plans in Table 46 - Other Compensation that were earned in 2025.

Participants may withdraw contributions under the Thrift BEP, the SERP, or the Pentegra Defined Contribution Plan hardship provisions and may also begin to receive distributions while still employed through scheduled distribution accounts.

The Thrift BEP and the SERP provide participants an opportunity to defer taxation on income except for IRC limitations on annual contributions under 401(k) plans. The Thrift BEP also provides participants with an opportunity for incentive compensation to be deferred and matched. The Compensation Committee and board of directors approve participation in the Thrift BEP and the SERP. All of the named executive officers are current participants in both plans. All benefits payable under the Thrift BEP and the SERP are paid solely from our general assets or from assets held in a rabbi trust subject to the claims of our creditors in the event of the Bank's insolvency. The Thrift BEP requires us to contribute at least quarterly to any rabbi trust established for the Thrift BEP an amount to fund participant benefits on a plan termination basis. The SERP requires us to contribute annually, by March 31st of the following year, to any rabbi trust established or used for the SERP an amount to fund participant benefits.

Post-termination Payments

The following is a discussion of the policies and arrangements to which a named executive officer becomes subject upon certain termination events, with or without a change in control of the Bank. During 2025, all named executive officers were covered by the Bank’s severance policy and the Executive Severance Plan. In addition, Mr. Barrett is covered by an employment agreement. The severance policy, Executive Severance Plan and Mr. Barrett’s Employment Agreement are also discussed above in “Potential Payments upon Termination or Change in Control.” The Bank’s EIPs provide for payment to executives who are employed as of December 31 of the EIP year or, subject to recommendation by our president and chief executive officer and review and approval by the Compensation Committee and non-objection by the FHFA, whose employment has terminated prior to December 31 of the EIP year for death, disability or retirement. The terms cause, change in control, good reason, disability, retirement, and qualifying termination are defined in the respective policy, plan or agreement, as applicable.

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

Under our severance policy and based on status in the organization and tenure, for Mr. Gale, Mr. Nitkiewicz and Mr. Walsh the payment amount is equal to 12 months' base salary, and for Mr. McRae the payment is equal to approximately 11 months’ base salary, all based on annual salary in effect on December 31, 2025.

Employment Agreement with Mr. Barrett

Under the terms of the Employment Agreement with Mr. Barrett, in the event that the Bank terminates Mr. Barrett’s employment for any reason other than “cause” or “disability” as both are defined in the Employment Agreement, or upon Mr. Barrett’s termination of his employment for “good reason” as defined in the Employment Agreement, we have agreed to pay Mr. Barrett (a) one year of salary continuation paid pursuant to the Bank’s normal payroll schedule, (b) a pro rata payment of the short-term and deferred incentive opportunity at the “President” tier under the executive incentive plan in effect in the year of termination, calculated and payable under such plan as if he had met all employment-related requirements for payment as a retiree, (c) a payment of then-unpaid deferred incentive awards under prior executive incentive plans, calculated and payable under such plans at the time he would have received payment if he had remained employed by the Bank, and (d) certain healthcare replacement costs for a period of twelve months and other amounts required to be paid or provided under any other Bank plan, program, policy or practice or contract or agreement. As a condition to payment, Mr. Barrett must agree to execute an irrevocable general release of claims against the Bank. Any payments to Mr. Barrett under the Employment Agreement are in lieu of any severance payments that would otherwise be payable to him and may also require the FHFA’s non-objection.

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

Executive Severance Plan

We maintain an Executive Severance Plan that provides certain payments and benefits in the event of a qualifying termination following a change in control. The Executive Severance Plan applies to employees or officers who are designated by the Bank’s board of directors as participants and who execute a participation agreement in which the participants agree to certain protective covenants including a non-solicitation agreement. The Bank’s board of directors designated Mr. Barrett, Mr. Nitkiewicz, Mr. Gale, Mr. McRae, and Mr. Walsh, in addition to certain other executive officers, as participants in the Executive Severance Plan and these officers all executed participation agreements. If a participant is eligible for severance benefits under the Executive Severance Plan and also for similar benefits under any other Bank plan, program, arrangement or agreement, the severance benefits under the Executive Severance Plan will be reduced on a dollar-for-dollar basis for the severance benefits available under such other plan, program, arrangement or agreement.

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

Executive Incentive Plan

Under the 2025, 2024, and 2023 Executive Incentive Plans, the named executive officers must be employed by the Bank on December 31 of the EIP’s year in order to be paid such award. Subject to recommendation of our president and chief executive officer, approval of the Compensation Committee, and FHFA review, if required, if a named executive officer’s employment had terminated in 2025 for death or disability or after becoming retirement-eligible and having provided a minimum of six months' advance notice to the Bank, such officer may be paid: (i) a pro-rata portion of the 2025 award if the named executive officer completed a minimum of six months of service during 2025, and (ii) the deferred amount under the 2023 and 2024 EIPs and any pro rata deferred award under the 2025 EIP, with such awards to be paid at the same time they would have been paid if the executive’s employment had not terminated.

Potential Payments Upon Termination

The table below shows amounts triggered upon the termination events identified below for the named executive officers assuming a termination of employment and, as applicable, a change in control as of the close of business on December 31, 2025, and does not include amounts that are not payable or otherwise forfeited upon a for cause termination or certain non- retirement terminations. In these circumstances, other than legally required amounts such as accrued salary, no additional amounts would be payable and rights to incentive or deferred compensation would be forfeited. The amounts listed below also do not include payments from the Thrift BEP, the SERP or the Pension BEP. Amounts payable from the Pension BEP may be found in Table 48 - Pension Benefits. Account balances for the Thrift BEP and SERP may be found in Table 49 - Nonqualified Deferred Compensation.

Table 50 - Cash Payments on Termination

	Severance	Incentive Compensation(4)	All Other Compensation(5)	Total Post Termination Payment & Benefit Value
Timothy J. Barrett
Bank initiated (not for cause) termination of employee without a change in control(1)	$992,774	$1,795,363	$24,883	$2,813,020
Bank initiated (not for cause) termination of employee or good reason termination by employee due to change in control(2)(3)	5,194,690	1,795,363	74,767	7,064,820
Retirement	—	1,795,363	—	1,795,363
Death or Disability	—	1,795,363	—	1,795,363
Frank Nitkiewicz
Bank initiated (not for cause) termination of employee without a change in control(1)	530,557	794,694	—	1,325,251
Bank initiated (not for cause) termination of employee or good reason termination by employee due to change in control(3)	1,697,782	794,694	52,326	2,544,802
Retirement	—	794,694	—	794,694
Death or Disability	—	794,694	—	794,694
Barry F. Gale
Bank initiated (not for cause) termination of employee without a change in control(1)	359,003	445,993	—	804,996
Bank initiated (not for cause) termination of employee or good reason termination by employee due to change in control(3)	1,077,009	445,993	52,326	1,575,328
Retirement	—	445,993	—	445,993
Death or Disability	—	445,993	—	445,993
Sean R. McRae
Bank initiated (not for cause) termination of employee without a change in control(1)	366,472	484,782	—	851,254
Bank initiated (not for cause) termination of employee or good reason termination by employee due to change in control(3)	1,169,277	484,782	62,888	1,716,947
Retirement	—	484,782	—	484,782
Death or Disability	—	484,782	—	484,782
Keith R. Walsh
Bank initiated (not for cause) termination of employee without a change in control(1)	361,941	114,286	—	476,227
Bank initiated (not for cause) termination of employee or good reason termination by employee due to change in control(2)(3)	926,998	114,286	54,810	1,096,094
Retirement	—	114,286	—	114,286
Death or Disability	—	445,511	—	445,511
_______________________
(1)    Under our severance policy and based on status in the organization and tenure for Mr. Barrett, Mr, Gale, Mr. Nitkiewicz, and Mr. Walsh the “Severance” amount payable is equal to 12 months' base salary, and for Mr. McRae the amount payable is equal to approximately 11 months' base salary, all based on annual salary in effect on December 31, 2025.
(2)    The aggregate amount due to Mr. Barrett under his Employment Agreement and the Executive Severance Plan and to Mr. Walsh under the Executive Severance Plan, assuming a December 31, 2025 termination, would have been subject to the change in control excise tax under Section 4999 of the Code. The amount actually payable to Mr. Barrett would not have been limited to the 280G safe harbor level, as doing so would not have resulted in a higher after-tax payment. No tax gross-up payments would apply.
(3)    “Severance” payments for involuntary termination without cause due to a change in control or for a resignation for good reason due to a change in control that are made under our Executive Severance Plan are in lieu of, not in addition to, the severance benefit payments under our severance policy or, for Mr. Barrett, his Employment Agreement. Amounts shown for “Severance” payable under the Executive Severance Plan are a multiple, 2.99 for Mr. Barrett and 2.00 for the other named executive officers, of the total of (i) base salary in effect on December 31, 2025 and (ii) target incentive awards under our 2025 EIP. Mr. Nitkiewicz, Mr. Gale, and Mr. McRae would not have been subject to the change in control excise tax under Section 4999 of the IRC. In no event would tax gross-up payments apply.
(4)    Because Mr. Barrett, Mr. Nitkiewicz, Mr. Gale, and Mr. McRae were retirement-eligible as of December 31, 2025, amounts shown for incentive compensation payable to them under each of the applicable termination scenarios in the table includes such officers’ total incentive award earned as of December 31, 2025, the deferred award payable under the 2023 EIP including interest earned, and the deferred award payable under the 2024 EIP including estimated interest. All of such awards are also included in the row entitled “Death or Disability”. However, because Mr. Walsh was not retirement-eligible as of December 31, 2025, he would not have been entitled to any deferred amounts under the 2025, 2024 and 2023 EIPs, but would be entitled to 2025 incentive compensation earned as of December 31, 2025, upon a Bank-initiated (not for cause) termination without a change in control, a Bank-initiated (not for cause) termination or good reason termination by employee due to change in control or his retirement.
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

Pay Ratio

For the year ended December 31, 2025, the ratio of the annual total compensation of our chief executive officer to the annual total compensation of our median employee (the Median Employee, identified in the manner described below) is 16:1. To determine this ratio, total compensation of the Median Employee for 2025 was calculated in the same manner as total compensation of our chief executive officer as of December 31, 2025 as presented in Table 45 - Summary Compensation for 2025, 2024, and 2023.

For 2025, the total annual compensation of the Median Employee was $160,439 and the total annual compensation of the chief executive officer was $2,511,691.

The Median Employee is the employee whose compensation is the median of the annual total compensation of all our employees other than the chief executive officer. We identified the Median Employee by computing for each of the full-time and part-time employees who were employed by the Bank on October 1, 2024, excluding the chief executive officer, the sum of the 2024 salary of each employee as of October 1, 2024 and (ii) the 2023 incentive compensation paid to that employee in March 2024, and ranking the sums for all such employees (a list of 211 employees as of October 1, 2024) from lowest to highest. The Bank identified the Median Employee using this compensation measure, which was applied consistently to all our employees included in the calculation. The employee identified as the Median Employee in 2024 is no longer an employee of the Bank, and, because there were no material changes to our compensation packages, for the 2025 pay ratio we selected a similarly compensated person to be the Median Employee based on the results of the October 1, 2024 calculations.

For both the Median Employee and chief executive officer, 2025 compensation includes, among other things, amounts attributable to the employer match on employee contributions to the Pentegra Defined Contribution Plan (401(k) plan), which varies based on an employee's contributions to the 401(k) plan and an employee's tenure at the Bank.

Director Compensation

In 2025, we paid members of the board of directors fees for each board and committee meeting that they attended and a quarterly retainer fee. FHFA regulations permit the payment of reasonable director compensation, and such determination of reasonableness of compensation is subject to the FHFA's oversight. We are a cooperative and our capital stock may only be held by current and former members, so we do not provide compensation to our directors in the form of stock or stock options. The 2025 Director Compensation Policy provides payments for attendance at board and committee meetings and retainers paid in arrears at the end of each quarter. The policy provides for maximums on total director compensation and potential reduction based on attendance and performance.

The amounts paid to the members of the board of directors for attendance at board and committee meetings and for quarterly retainers for the year ended December 31, 2025, along with the annual maximum compensation amounts are detailed in the following table:

Table 51 - Director Compensation

2025
Fee per board meeting:
Chair of the board	$12,970
Vice chair of the board and committee chairs	10,710
All other board members	9,580
Fee per committee meeting	2,820
Fee for virtual attendance	1,690

Quarterly Retainer Fees
Chair of the board	12,675
Vice chair of the board and committee chairs	11,075
All other board members	9,775

Annual maximum compensation amounts:
Chair of the board	155,000
Vice chair of the board and committee chairs	130,000
All other board members	120,000

The Bank will also pay or reimburse directors for expenses related to the directors’ attendance at board meetings.

The aggregate amounts earned or paid to individual members of the board of directors for attendance at board and committee meetings and quarterly retainer fees during 2025 are detailed in the following table:

Table 52 - 2025 Director Compensation

Fees Earned or Paid in Cash
Duncan Barnard	$130,000
Donna L. Boulanger	120,000
Michael A. Brown	120,000
Caroline R. Carpenter (1)	123,333
Eric L. Chatman, Chairman in 2025	155,000
Thomas J. Curry	130,000
Antoinette C. Lazarus	130,000
Edward F. Manzi, Jr. (2)	115,233
Kevin D. Miller	130,000
William M. Parent	130,000
David J. Rotatori	120,000
E. Macey Russell	130,000
Robert Tourigny	120,000
Gregg C. Tumeinski	120,000
John C. Witherspoon, Vice Chair in 2025	130,000
$1,903,566
_______________________
(1)    Ms. Carpenter was elevated to chair of the risk committee of the board of directors in September which increased her meeting fees and quarterly retainers for the remainder of the year.
(2)    Mr. Manzi’s fees earned in 2025 were limited because he retired from the board of directors as of September 2, 2025.

Directors may elect to defer the receipt of fees (including all compensation payable under the Director Compensation Policy) pursuant to the Thrift BEP, although there is no Bank-matching contribution for such deferred fees. For additional information on the Thrift BEP, see — Retirement and Deferred Compensation Plans above. FHFA regulations permit the payment or reimbursement of reasonable expenses incurred by directors in performing their duties, and in accordance with those regulations, we have adopted a policy governing such payment and reimbursement of expenses. Such paid and reimbursed board of director expenses aggregated to $203 thousand for the year ended December 31, 2025.

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

We do not offer any compensation plan under which our equity securities are authorized for issuance. Members, former members, and successors to former members, including affiliated institutions under common control of a single holding company, holding five percent or more of our outstanding capital stock as of February 28, 2026, are noted in Table 53.

Table 53 - Stockholders Holding Five Percent or More of Outstanding Capital Stock
(dollars in thousands)

Member Name	Address	Capital Stock	Percent of Total Capital Stock
Webster Bank, N.A.	200 Elm Street, Stamford, CT 06902	$166,296	8.85%
State Street Bank and Trust Company	One Congress Street, Boston, MA 02114	148,000	7.87

Additionally, due to the fact that a majority of our board of directors is elected from our membership, these member directors serve as officers or directors of members that own our capital stock. Table 54 provides capital stock outstanding as of February 28, 2026, to members whose officers or directors serve as our directors.

Table 54 - Capital Stock Outstanding to Members whose Officers or Directors serve on our Board of Directors
(dollars in thousands)

Member Name	City, State	Capital Stock	Percent of Total Capital Stock
Needham Bank	Needham, MA	$10,841	0.58%
Bluestone Bank	Raynham, MA	8,317	0.44
BankESB	Easthampton, MA	2,762	0.15
Ion Bank	Naugatuck, CT	1,166	0.06
Skowhegan Savings Bank	Skowhegan, ME	813	0.04
National Bank of Middlebury	Middlebury, VT	428	0.02
Profile Bank	Rochester, NH	318	0.02
Depositors Insurance Fund	Woburn, MA	282	0.01
The Beacon Mutual Insurance Company	Warwick, RI	265	0.01
Total stock ownership by members whose officers or directors serve as directors of the Bank		$25,192	1.33%

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

For the year ended December 31, 2025, the review and approval of transactions with related persons was governed by our Conflict of Interest Policy for Bank Directors (the Conflict Policy), our Code of Ethics and Business Conduct, and our Related Persons Transaction Policy, each of which are in writing. Under the Conflict Policy, each director is required to disclose to the board of directors all actual or potential conflicts of interest, including any personal financial interest that he or she has, as well as such interests of any immediate family member or business associate of the director known to the director, in any matter to be considered by the board of directors or in which another person does, or proposes to do, business with the Bank. Following such disclosure, the board is empowered to determine whether an actual conflict exists. In the event the board determines the existence of a conflict with respect to any matter, the affected director is required to be recused from all further considerations relating to that matter. The Conflict Policy is administered by the Governance/Government Relations Committee of the board of directors.

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

FHFA Regulations Regarding Independence

The FHFA regulations on director independence standards prohibit an individual from serving as a member of the board of directors' Audit Committee if he or she has one or more disqualifying relationships with us or our management that would interfere with the exercise of that individual's independent judgment. Disqualifying relationships considered by the board are: employment with the Bank at any time during the last five years; acceptance of compensation from us other than for service as a director; being a consultant, advisor, promoter, underwriter, or legal counsel for the Bank at any time within the last five years; and being an immediate family member of an individual who is or who has been within the past five years, a Bank executive officer. The board assesses the independence of each director who serves on the Audit Committee under the FHFA's regulations on these independence standards. As of March 13, 2026, all of our directors serving on the board of directors' Audit Committee were independent under these criteria.

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

After applying the NYSE independence standards, the board determined that, as of March 13, 2026, all of our independent (that is, nonmember) directors are independent. Based upon the fact that each member director is an officer or director of an institution that is a member of the Bank (and thus is an equity holder in the Bank), that each such institution routinely engages in transactions with us, and that such transactions occur frequently and are encouraged, the board of directors has determined that for the present time it would conclude that none of the member directors meets the independence criteria under the NYSE independence standards.

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

The board of directors has a standing Audit Committee and a standing Human Resources and Compensation Committee. For the reasons noted above, the board of directors determined that none of the current member directors on these committees, including directors Carpenter, Elliott, Miller, Parent, and Witherspoon, are independent under the NYSE standards for these committees. The board determined that all of the independent directors on these committees, including directors Barnard, Curry, and Lazarus are independent under the NYSE independence standards for these committees.

The board of directors also determined that directors Miller and Parent are the "Audit Committee financial experts" within the meaning of the SEC rules. As stated above, the board of directors determined that each director on the Audit Committee is independent under the FHFA's regulations applicable to the board of directors' Audit Committee. In addition, the board of directors also assessed the independence of the members of its Audit Committee under Rule 10A-3. In order to be considered independent under Rule 10A-3, a member of the Audit Committee may not, other than in his or her capacity as a member of the board or any other board committee (i) accept any consulting, advisory, or other compensation from us or (ii) be an affiliated person of the Bank. As of March 13, 2026, all members of our Audit Committee were independent under these criteria.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table sets forth the aggregate fees billed by PwC for professional services rendered in connection with the audit of our financial statements for 2025 and 2024, as well as the fees billed by PwC for audit-related and other services rendered by PwC to us during 2025 and 2024.

Table 55 - Principal Accounting Fees and Services
(dollars in thousands)

	Year Ended December 31,
	2025	2024
Audit fees(1)	$1,172	$1,089
Audit-related fees(2)	75	77
All other fees	2	2
Tax fees	—	—
Total	$1,249	$1,168
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

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES
a) Financial Statements
Our financial statements are set forth under Part II — Item 8 — Financial Statements of this report on Form 10-K.

b) Financial Statement Schedule
None.

c) Exhibits

Number	Exhibit Description	Reference
3.1	Restated Organization Certificate of the Federal Home Loan Bank of Boston	Exhibit 3.1 to our Registration Statement on Form 10 filed with the SEC on October 31, 2005
3.2	By-laws of the Federal Home Loan Bank of Boston	Exhibit 3.2 to our Third Quarter 2022 Form 10-Q filed with the SEC on November 10, 2022
4.1	Amended and Restated Capital Plan of the Federal Home Loan Bank of Boston	Exhibit 99.1 to our Form 8-K filed with the SEC on December 1, 2021
4.2	Description of Capital Stock	Filed within this Form 10-K
10.1	The Federal Home Loan Bank of Boston Pension Benefit Equalization Plan effective January 1, 2009, as amended on April 15, 2009 *	Exhibit 10.1.3 to our Second Quarter 2009 Form 10-Q filed with the SEC on August 12, 2009
10.1.1	First Amendment to the Federal Home Loan Bank of Boston Pension Benefit Equalization Plan effective September 1, 2009 *	Exhibit 10.2 to our Third Quarter 2009 Form 10-Q filed with the SEC on November 12, 2009
10.1.2	Second Amendment to the Federal Home Loan Bank of Boston Pension Benefit Equalization Plan effective December 21, 2012 *	Exhibit 10.1.2 to our 2012 Form 10-K filed with the SEC on March 26, 2013
10.1.3	Third Amendment to the Federal Home Loan Bank of Boston Pension Benefit Equalization Plan effective June 30, 2014 *	Exhibit 10.1 to our Second Quarter 2014 Form 10-Q filed with the SEC on August 8, 2014
10.1.4	Fourth Amendment to the Federal Home Loan Bank of Boston Pension Benefit Equalization Plan effective January 1, 2021 *	Exhibit 10.1 to our Form 8-K filed with the SEC on December 1, 2020
10.2.1	The Federal Home Loan Bank of Boston Thrift Benefit Equalization Plan (as amended and restated effective January 1, 2017) *	Exhibit 10.2.6 to our 2017 Form 10-K filed with the SEC on March 16, 2018
10.2.2	First Amendment to the Federal Home Loan Bank of Boston Thrift Benefit Equalization Plan effective January 1, 2021 *	Exhibit 10.2 to our Form 8-K filed with the SEC on December 1, 2020
10.3.1	The Federal Home Loan Bank of Boston 2024 Executive Incentive Plan *	Exhibit 10.1 to our Form 8-K filed with the SEC on June 6, 2024
10.3.2	The Federal Home Loan Bank of Boston 2025 Executive Incentive Plan *	Exhibit 10.1 to our Form 8-K filed with the SEC on April 28, 2025
10.4.1	MPF Consolidated Interbank Agreement dated as of July 22, 2016	Exhibit 10.1 to our Third Quarter 2016 Form 10-Q filed with the SEC on November 10, 2016
10.4.2	Addendum to the MPF Consolidated Interbank Agreement dated August 25, 2017	Exhibit 10.4.2 to our 2022 Form 10-K filed with the SEC on March 17, 2023
10.5	Executive Change in Control Severance Plan, effective November 7, 2018 *	Exhibit 10.5 to our 2018 Form 10-K filed with the SEC on March 22, 2019
10.6.1	Lease between the Federal Home Loan Bank of Boston and BP Prucenter Acquisition LLC, dated October 26, 2010	Exhibit 10.1 to our Form 8-K filed with the SEC on October 27, 2010
10.6.2	First Amendment to Lease Between Federal Home Loan Bank of Boston and BP Prucenter Acquisition LLC, dated August 8, 2022	Exhibit 10.2 to our 8-K filed with the SEC on August 12, 2022

10.7	Amended and Restated Federal Home Loan Banks P&I Funding and Contingency Plan Agreement, effective as of January 1, 2017, by and among the Office of Finance and each of the Federal Home Loan Banks	Exhibit 10.8.1 to our 2016 Form 10-K filed with the SEC on March 24, 2017
10.8.1	The Federal Home Loan Bank of Boston 2025 Director Compensation Policy * ∝	Exhibit 10.9.2 to our Form 10-K filed with the SEC on March 14, 2025
10.8.2	The Federal Home Loan Bank of Boston 2026 Director Compensation Policy * ∝	Exhibit 10.1 to our 8-K filed with the SEC on October 30, 2025
10.9	Joint Capital Enhancement Agreement, among the Federal Home Loan Banks as amended August 5, 2011	Exhibit 99.1 to our Form 8-K filed with the SEC on August 5, 2011
10.10	Severance Policy, as adopted March 23, 2012 as amended on December 8, 2023 *	Exhibit 10.10 to our 2023 Form 10-K filed with the SEC on March 15, 2024
10.11	The Federal Home Loan Bank of Boston Split-Dollar Insurance Termination Agreement between Frank Nitkiewicz and the Federal Home Loan Bank of Boston dated May 24, 2005 *	Exhibit 10.14 to our 2016 Form 10-K filed with the SEC on March 24, 2017
10.12	Employment Agreement between Federal Home Loan Bank of Boston and Timothy J. Barrett, dated October 21, 2021 *	Exhibit 10.1 to our Form 8-K/A filed with the SEC on October 25, 2021
10.13	Supplemental Executive Retirement Plan, dated June 7, 2024 *	Exhibit 99.1 to our Form 8-K filed with the SEC on June 13, 2024
19.1	Insider Trading Policy, dated October 25, 2024	Exhibit 19.1 to our 2024 Form 10-K filed with the SEC on March 14, 2025
31.1	Certification of the president and chief executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed within this Form 10-K
31.2	Certification of the chief financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed within this Form 10-K
32.1	Certification of the president and chief executive officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed within this Form 10-K
32.2	Certification of the chief financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed within this Form 10-K
101.INS	XBRL Instance Document	The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document	Filed within this Form 10-K
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	Filed within this Form 10-K
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	Filed within this Form 10-K
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	Filed within this Form 10-K
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	Filed within this Form 10-K
104	The cover page of the Bank’s Annual report on Form 10-K, formatted in Inline XBRL	Included within the exhibit 101 attachments
* Management contract or compensatory plan.
∝ Portions of this exhibit have been omitted.

ITEM 16. FORM 10-K SUMMARY

Not applicable

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date	FEDERAL HOME LOAN BANK OF BOSTON (Registrant)
March 13, 2026	By:	/s/	Timothy J. Barrett
Timothy J. Barrett President and Chief Executive Officer
March 13, 2026	By:	/s/	Frank Nitkiewicz
Frank Nitkiewicz Executive Vice President, Chief Operating Officer and Chief Financial Officer
March 13, 2026	By:	/s/	Brian G. Donahue
Brian G. Donahue Senior Vice President, Controller and Chief Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

March 13, 2026	By:	/s/	Duncan Barnard
Duncan Barnard Director
March 13, 2026	By:	/s/	Michael A. Brown
Michael A. Brown Director
March 13, 2026	By:	/s/	Caroline R. Carpenter
Caroline R. Carpenter Director
March 13, 2026	By:	/s/	Eric L. Chatman
Eric L. Chatman Director
March 13, 2026	By:	/s/	Thomas J. Curry
Thomas J. Curry Director
March 13, 2026	By:	/s/	M. Susan Elliott
M. Susan Elliott Director
March 13, 2026	By:	/s/	Antoinette C. Lazarus
Antoinette C. Lazarus Director
March 13, 2026	By:	/s/	Margaret McIsaac
Margaret McIsaac Director

March 13, 2026	By:	/s/	Kevin D. Miller
Kevin D. Miller Director
March 13, 2026	By:	/s/	William M. Parent
William M. Parent Director
March 13, 2026	By:	/s/	David J. Rotatori
David J. Rotatori Director
March 13, 2026	By:	/s/	Robert Tourigny
Robert Tourigny Director
March 13, 2026	By:	/s/	Gregg C. Tumeinski
Gregg C. Tumeinski Director
March 13, 2026	By:	/s/	John C. Witherspoon
John C. Witherspoon Director