Form 10-Q
period 2026-03-31
Federal Home Loan Bank of Boston
filed 2026-05-07
CIK 1331463

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
OR
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

Shares outstanding as of April 30, 2026 (in thousands)
Class B Stock, par value	$100	21,640

FEDERAL HOME LOAN BANK OF BOSTON
Form 10-Q

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

FEDERAL HOME LOAN BANK OF BOSTON STATEMENTS OF CONDITION (dollars and shares in thousands, except par value) (unaudited)
	March 31, 2026	December 31, 2025
ASSETS
Cash and due from banks	$25,930	$1,184
Interest-bearing deposits	2,219,313	2,052,365
Securities purchased under agreements to resell	5,250,000	4,500,000
Federal funds sold	2,821,000	2,959,000
Investment securities:
Trading securities	1,428	1,401
Available-for-sale securities (amortized cost of $15,847,109 and $15,827,283 at March 31, 2026 and December 31, 2025, respectively)	15,649,801	15,643,385
Held-to-maturity securities (a)	47,644	50,192
Total investment securities	15,698,873	15,694,978
Advances	40,516,560	38,762,563
Mortgage loans held for portfolio, net of allowance for credit losses of $2,600 at March 31, 2026 and December 31, 2025	4,362,657	4,285,722
Accrued interest receivable	185,050	181,543
Derivative assets, net	255,425	295,723
Other assets	83,541	79,571
Total Assets	$71,418,349	$68,812,649
LIABILITIES
Deposits
Interest-bearing	$809,068	$861,838
Non-interest-bearing	65,141	53,461
Total deposits	874,209	915,299
Consolidated obligations (COs):
Bonds	41,752,274	42,429,753
Discount notes	24,471,989	21,196,160
Total consolidated obligations	66,224,263	63,625,913
Mandatorily redeemable capital stock	8,072	4,122
Accrued interest payable	259,261	296,829
Affordable Housing Program (AHP) payable	120,048	113,786
Derivative liabilities, net	2,339	2,311
Other liabilities	72,031	75,050
Total liabilities	67,560,223	65,033,310
Commitments and contingencies (Note 13)
CAPITAL
Capital stock – Class B – putable ($100 par value), 20,199 shares and 19,366 shares issued and outstanding at March 31, 2026 and December 31, 2025, respectively	2,019,932	1,936,610
Retained earnings:
Unrestricted	1,423,025	1,421,472
Restricted	563,425	554,561
Total retained earnings	1,986,450	1,976,033
Accumulated other comprehensive loss	(148,256)	(133,304)
Total capital	3,858,126	3,779,339
Total Liabilities and Capital	$71,418,349	$68,812,649
_______________________________________
(a)    Fair values of held-to-maturity securities were $47,831 and $50,353 at March 31, 2026, and December 31, 2025, respectively.

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF BOSTON STATEMENTS OF OPERATIONS (dollars in thousands) (unaudited)

	For the Three Months Ended March 31,
	2026	2025
INTEREST INCOME
Advances	$373,947	$515,464
Interest-bearing deposits	22,423	27,084
Securities purchased under agreements to resell	41,161	23,679
Federal funds sold	35,680	60,518
Investment securities:
Trading securities	28	19
Available-for-sale securities	164,803	193,732
Held-to-maturity securities	590	843
Total investment securities	165,421	194,594
Mortgage loans held for portfolio	48,815	39,452
Total interest income	687,447	860,791
INTEREST EXPENSE
Consolidated obligations:
Bonds	391,297	574,214
Discount notes	204,912	187,162
Total consolidated obligations	596,209	761,376
Deposits	5,388	6,497
Mandatorily redeemable capital stock	100	86
Other borrowings	4	43
Total interest expense	601,701	768,002
NET INTEREST INCOME	85,746	92,789
OTHER INCOME (LOSS)
Service fees	3,242	3,104
Other, net	(3,004)	798
Total other income	238	3,902
OTHER EXPENSE
Compensation and benefits	14,302	13,308
Other operating expenses	7,598	7,170
AHP voluntary contribution	3,962	4,434
Discretionary housing and community investment programs	6,569	4,817
Federal Housing Finance Agency (the FHFA)	1,322	1,556
Office of Finance	1,260	1,233
Other	1,717	840
Total other expense	36,730	33,358
INCOME BEFORE ASSESSMENTS	49,254	63,333
AHP assessments	4,935	6,342
NET INCOME	$44,319	$56,991

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF BOSTON STATEMENTS OF COMPREHENSIVE INCOME (dollars in thousands) (unaudited)

	For the Three Months Ended March 31,
	2026	2025
Net income	$44,319	$56,991
Other comprehensive income:
Net change in fair-value of available-for-sale securities	(13,410)	47,747
Net change relating to hedging activities	(1,535)	(7,319)
Pension and postretirement benefits	(7)	(389)
Total other comprehensive (loss) income	(14,952)	40,039
Comprehensive income	$29,367	$97,030

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF BOSTON STATEMENTS OF CAPITAL THREE MONTHS ENDED MARCH 31, 2026 and 2025 (dollars and shares in thousands) (unaudited)

	Capital Stock Class B – Putable		Retained Earnings			Accumulated Other Comprehensive Loss
	Shares	Par Value	Unrestricted	Restricted	Total		Total Capital
BALANCE, DECEMBER 31, 2024	21,952	$2,195,167	$1,403,455	$509,245	$1,912,700	$(255,022)	$3,852,845
Comprehensive income			45,593	11,398	56,991	40,039	97,030
Proceeds from issuance of capital stock	6,517	651,742					651,742
Repurchase/redemption of capital stock	(6,395)	(639,525)					(639,525)
Cash dividends on capital stock			(41,202)		(41,202)		(41,202)
BALANCE, MARCH 31, 2025	22,074	$2,207,384	$1,407,846	$520,643	$1,928,489	$(214,983)	3,920,890

BALANCE, DECEMBER 31, 2025	19,366	$1,936,610	$1,421,472	$554,561	$1,976,033	$(133,304)	$3,779,339
Comprehensive income			35,455	8,864	44,319	(14,952)	29,367
Proceeds from issuance of capital stock	6,432	643,182					643,182
Repurchase/redemption of capital stock	(5,549)	(554,860)					(554,860)
Stock reclassified to mandatorily redeemable capital stock	(50)	(5,000)					(5,000)
Cash dividends on capital stock			(33,902)		(33,902)		(33,902)
BALANCE, MARCH 31, 2026	20,199	$2,019,932	$1,423,025	$563,425	$1,986,450	$(148,256)	$3,858,126

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF BOSTON STATEMENTS OF CASH FLOWS (dollars in thousands) (unaudited)
	For the Three Months Ended March 31,
	2026	2025
OPERATING ACTIVITIES
Net income	$44,319	$56,991
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization/(accretion)	(25,328)	(39,915)
Net change in derivatives and hedging activities	73,128	(202,350)
Other adjustments, net	2,520	2,824
Net change in:
Market value of trading securities	(27)	7
Accrued interest receivable	(3,507)	4,229
Other assets	(5,679)	6,160
Accrued interest payable	(37,555)	38,020
Other liabilities	3,253	(4,568)
Total adjustments	6,805	(195,593)
Net cash provided by (used in) operating activities	51,124	(138,602)

INVESTING ACTIVITIES
Net change in:
Interest-bearing deposits	(146,994)	553,263
Securities purchased under agreements to resell	(750,000)	(2,250,000)
Federal funds sold	138,000	(2,562,000)
Advances to members	(1,789,848)	(203,113)
Available-for-sale securities:
Proceeds	489,796	155,333
Purchases	(522,644)	—
Held-to-maturity securities:
Proceeds	2,223	3,025
Mortgage loans held for portfolio:
Proceeds	127,316	74,427
Purchases	(206,422)	(161,631)
Other investing activities, net	(577)	(349)
Net cash used in investing activities	(2,659,150)	(4,391,045)

FEDERAL HOME LOAN BANK OF BOSTON STATEMENTS OF CASH FLOWS — (Continued) (dollars in thousands) (unaudited)
	For the Three Months Ended March 31,
	2026	2025
FINANCING ACTIVITIES
Net change in deposits	(45,333)	(61,277)
Net payments on derivatives with a financing element	3,063	(8,981)
Net proceeds from issuance of consolidated obligations:
Discount notes	24,017,960	16,225,726
Bonds	12,785,644	20,978,989
Payments for maturing and retiring consolidated obligations:
Discount notes	(20,736,217)	(20,446,237)
Bonds	(13,445,705)	(12,107,415)
Payment of financing lease	(10)	(10)
Proceeds from issuance of capital stock	643,182	651,742
Payments for repurchase of capital stock	(554,860)	(639,525)
Payments for redemption of mandatorily redeemable capital stock	(1,050)	(615)
Cash dividends paid	(33,902)	(41,202)
Net cash provided by financing activities	2,632,772	4,551,195
Net increase in cash and due from banks	24,746	21,548
Cash and due from banks at beginning of the period	1,184	5,149
Cash and due from banks at end of the period	$25,930	$26,697
Supplemental disclosures:
Interest paid	$637,527	$759,174
Noncash transfers of mortgage loans held for portfolio to other assets	$177	$347

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF BOSTON
NOTES TO FINANCIAL STATEMENTS

Note 1 — Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information. In the opinion of management, all adjustments considered necessary have been included. All such adjustments consist of normal recurring accruals. The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. The results of operations for interim periods are not necessarily indicative of the results to be expected for the year ending December 31, 2026. These interim financial statements do not include all the information and footnotes required by GAAP for complete annual financial statements and accordingly should be read in conjunction with the Federal Home Loan Bank of Boston's audited financial statements and related notes in our Annual Report on Form 10-K for the year ended December 31, 2025, filed with the Securities and Exchange Commission (the SEC) on March 13, 2026 (the 2025 Annual Report). Unless otherwise indicated or the context requires otherwise, all references in this discussion to “the Bank,” "we," "us," "our," or similar references mean the Federal Home Loan Bank of Boston.

Note 2 — Recently Issued and Adopted Accounting Guidance

The following table provides a summary of recently issued accounting standards which may have an effect on the Bank’s financial statements.

Accounting Standards Update (ASU)	Description	Effective Date	Effect on the Financial Statements or Other Significant Matters
Purchased Loans (ASU 2025-08)	This update expands the use of the gross-up approach for acquired financial assets by requiring the purchased seasoned loans to be accounted for using this method.	The guidance becomes effective for the Bank for interim and annual periods beginning on January 1, 2027. Early adoption is permitted as of the beginning of an interim or annual reporting period.	We are currently evaluating the effect this guidance may have on our financial condition, results of operations and cash flows.

Targeted Improvements to the Accounting for Internal-Use Software (ASU 2025-06)	This update removes all references to software development project stages. Among other things, it requires us to start capitalizing software costs when management has committed to funding the project and it is probable that the project will be completed and used for its intended function.	This guidance becomes effective for the Bank for interim and annual periods beginning on January 1, 2028. Early adoption is permitted as of the beginning of an annual reporting period.	Adoption of this guidance is not expected to have a material effect on our financial condition, results of operations, or cash flows.

Note 3 — Investments

Trading Securities

Table 3.1 - Trading Securities by Major Security Type
(dollars in thousands)

	March 31, 2026	December 31, 2025
Corporate bonds	$1,428	$1,401

For the three months ended March 31, 2026 and 2025, net gains (losses) on trading securities held at period end were $27 thousand and $(7) thousand, respectively.

We do not participate in speculative trading practices and typically hold these investments for longer periods of time.

Available-for-sale Securities

Table 3.2 - Available-for-Sale Securities by Major Security Type
(dollars in thousands)

	March 31, 2026
		Amounts Recorded in Accumulated Other Comprehensive Income
	Amortized Cost (1)	Unrealized Gains	Unrealized Losses	Fair Value
U.S. Treasury obligations	$4,053,502	$1,059	$(904)	$4,053,657
State housing-finance-agency obligations (HFA securities)	122,953	227	—	123,180
Supranational institutions	242,029	—	(1,147)	240,882
U.S. government-owned corporations	237,097	—	(8,154)	228,943
Government-sponsored enterprise (GSE)	98,249	—	(2,985)	95,264
	4,753,830	1,286	(13,190)	4,741,926
Mortgage-backed securities (MBS)
U.S. government guaranteed – single-family	103,788	274	(1,326)	102,736
U.S. government guaranteed – multifamily	497,129	—	(46,900)	450,229
GSE – single-family	2,237,593	9,714	(27,890)	2,219,417
GSE – multifamily	8,254,769	14,650	(133,926)	8,135,493
	11,093,279	24,638	(210,042)	10,907,875
Total	$15,847,109	$25,924	$(223,232)	$15,649,801

	December 31, 2025
		Amounts Recorded in Accumulated Other Comprehensive Income
	Amortized Cost (1)	Unrealized Gains	Unrealized Losses	Fair Value
U.S. Treasury obligations	$4,294,898	$1,744	$(287)	$4,296,355
HFA securities	63,306	181	—	63,487
Supranational institutions	244,781	—	(1,387)	243,394
U.S. government-owned corporations	238,143	—	(8,078)	230,065
GSE	98,926	—	(2,391)	96,535
	4,940,054	1,925	(12,143)	4,929,836
MBS
U.S. government guaranteed – single-family	112,743	106	(1,352)	111,497
U.S. government guaranteed – multifamily	499,715	—	(47,277)	452,438
GSE – single-family	2,392,461	6,166	(30,543)	2,368,084
GSE – multifamily	7,882,310	24,087	(124,867)	7,781,530
	10,887,229	30,359	(204,039)	10,713,549
Total	$15,827,283	$32,284	$(216,182)	$15,643,385
_______________________
(1)    Amortized cost of available-for-sale securities includes adjustments made to the cost basis of an investment for accretion, amortization, collection of cash, and fair-value hedge accounting adjustments. Amortized cost excludes accrued interest receivable of $35.3 million and $41.8 million at March 31, 2026, and December 31, 2025, respectively.

Table 3.3 - Available-for-Sale Securities in a Continuous Unrealized Loss Position
(dollars in thousands)

	March 31, 2026
	Continuous Unrealized Loss Less than 12 Months		Continuous Unrealized Loss 12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury obligations	$947,463	$(224)	$1,422,291	$(680)	$2,369,754	$(904)
Supranational institutions	—	—	240,882	(1,147)	240,882	(1,147)
U.S. government-owned corporations	—	—	228,943	(8,154)	228,943	(8,154)
GSE	—	—	95,264	(2,985)	95,264	(2,985)
	947,463	(224)	1,987,380	(12,966)	2,934,843	(13,190)
MBS
U.S. government guaranteed – single-family	—	—	10,679	(1,326)	10,679	(1,326)
U.S. government guaranteed – multifamily	—	—	450,229	(46,900)	450,229	(46,900)
GSE – single-family	258,096	(248)	486,384	(27,642)	744,480	(27,890)
GSE – multifamily	564,948	(3,960)	4,709,967	(129,966)	5,274,915	(133,926)
	823,044	(4,208)	5,657,259	(205,834)	6,480,303	(210,042)
Total	$1,770,507	$(4,432)	$7,644,639	$(218,800)	$9,415,146	$(223,232)

	December 31, 2025
	Continuous Unrealized Loss Less than 12 Months		Continuous Unrealized Loss 12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury obligations	$—	$—	$1,420,537	$(287)	$1,420,537	$(287)
Supranational institutions	—	—	243,394	(1,387)	243,394	(1,387)
U.S. government-owned corporations	—	—	230,065	(8,078)	230,065	(8,078)
GSE	—	—	96,535	(2,391)	96,535	(2,391)
	—	—	1,990,531	(12,143)	1,990,531	(12,143)
MBS
U.S. government guaranteed – single-family	58,687	(78)	11,110	(1,274)	69,797	(1,352)
U.S. government guaranteed – multifamily	—	—	452,438	(47,277)	452,438	(47,277)
GSE – single-family	510,297	(1,145)	507,029	(29,398)	1,017,326	(30,543)
GSE – multifamily	—	—	4,780,948	(124,867)	4,780,948	(124,867)
	568,984	(1,223)	5,751,525	(202,816)	6,320,509	(204,039)
Total	$568,984	$(1,223)	$7,742,056	$(214,959)	$8,311,040	$(216,182)

Table 3.4 - Available-for-Sale Securities by Contractual Maturity
(dollars in thousands)

	March 31, 2026		December 31, 2025
Year of Maturity	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$528,017	$528,331	$774,639	$775,179
Due after one year through five years	3,850,451	3,849,295	3,848,656	3,848,312
Due after five years through 10 years	17,875	17,884	17,976	17,995
Due after 10 years	357,487	346,416	298,783	288,350
	4,753,830	4,741,926	4,940,054	4,929,836
MBS (1)	11,093,279	10,907,875	10,887,229	10,713,549
Total	$15,847,109	$15,649,801	$15,827,283	$15,643,385
_______________________
(1)    MBS are not presented by contractual maturity because their expected maturities will likely differ from contractual maturities since borrowers of the underlying loans may have the right to call or prepay obligations with or without call or prepayment fees.

Held-to-Maturity Securities

Table 3.5 - Held-to-Maturity Securities by Major Security Type
(dollars in thousands)

	March 31, 2026
	Amortized Cost(1)	Gross Unrecognized Holding Gains	Gross Unrecognized Holding Losses	Fair Value
MBS
U.S. government guaranteed – single-family	$2,309	$17	$—	$2,326
GSE – single-family	45,335	436	(266)	45,505
Total	$47,644	$453	$(266)	$47,831

	December 31, 2025
	Amortized Cost(1)	Gross Unrecognized Holding Gains	Gross Unrecognized Holding Losses	Fair Value
MBS
U.S. government guaranteed – single-family	$2,374	$15	$—	$2,389
GSE – single-family	47,818	453	(307)	47,964
Total	$50,192	$468	$(307)	$50,353
_______________________
(1)    Amortized cost of held-to-maturity securities includes adjustments made to the cost basis of an investment for accretion, amortization, and collection of cash. Amortized cost excludes accrued interest receivable of $230 thousand and $257 thousand at March 31, 2026, and December 31, 2025, respectively.

Note 4 — Advances

General Terms. At both March 31, 2026, and December 31, 2025, we had advances outstanding with interest rates ranging from 0.00 percent to 6.23 percent.

Table 4.1 - Advances Outstanding by Year of Contractual Maturity
(dollars in thousands)

	March 31, 2026		December 31, 2025
	Amount	Weighted Average Rate	Amount	Weighted Average Rate
Overdrawn demand-deposit accounts	$265	4.15%	$1,585	4.07%
Due in one year or less	24,825,936	3.89	23,813,774	3.93
Due after one year through two years	7,243,815	3.85	5,988,118	4.00
Due after two years through three years	3,567,077	3.83	4,138,391	3.62
Due after three years through four years	2,230,499	3.74	2,168,610	3.82
Due after four years through five years	1,685,484	3.51	1,281,603	3.67
Due after five years through fifteen years	1,001,334	3.51	1,369,128	3.29
Thereafter	35,320	2.23	38,673	2.20
Total par value	40,589,730	3.84%	38,799,882	3.87%
Discounts	(44,120)		(44,026)
Fair value hedging adjustments	(29,050)		6,707
Total (1)	$40,516,560		$38,762,563
_________________________
(1)    Excludes accrued interest receivable of $114.0 million and $102.8 million at March 31, 2026, and December 31, 2025, respectively.

Table 4.2 - Advances Outstanding by Year of Contractual Maturity or Next Call Date
(dollars in thousands)

	March 31, 2026	December 31, 2025
Overdrawn demand-deposit accounts	$265	$1,585
Due in one year or less	29,437,892	27,534,061
Due after one year through two years	4,028,733	3,345,538
Due after two years through three years	3,126,173	3,774,864
Due after three years through four years	2,027,354	1,986,494
Due after four years through five years	948,284	785,997
Due after five years through fifteen years	985,709	1,332,670
Thereafter	35,320	38,673
Total par value	$40,589,730	$38,799,882

We currently hold putable advances that provide us with the right to require repayment prior to maturity of the advance (and thereby extinguish the advance) on predetermined exercise dates (put dates). Generally, we would exercise the put options when interest rates increase relative to contractual rates.

Table 4.3 - Advances Outstanding by Year of Contractual Maturity or Next Put Date
(dollars in thousands)

	March 31, 2026	December 31, 2025
Overdrawn demand-deposit accounts	$265	$1,585
Due in one year or less	29,832,506	29,185,444
Due after one year through two years	6,235,244	4,667,948
Due after two years through three years	2,053,577	2,727,891
Due after three years through four years	716,499	716,610
Due after four years through five years	1,307,984	727,603
Due after five years through fifteen years	408,335	734,128
Thereafter	35,320	38,673
Total par value	$40,589,730	$38,799,882

Table 4.4 - Advances by Current Interest Rate Terms
(dollars in thousands)

	March 31, 2026	December 31, 2025
Fixed-rate	$30,332,930	$29,809,055
Variable-rate	10,256,800	8,990,827
Total par value	$40,589,730	$38,799,882

At March 31, 2026, and December 31, 2025, none of our advances were past due, on nonaccrual status, or considered impaired. In addition, there were no modifications for borrowers experiencing financial difficulties related to advances during the three months ended March 31, 2026 and 2025.

Based upon the collateral held as security, our credit extension and collateral policies, management's credit analysis, and the repayment history on advances, we have not recorded any allowance for credit losses on our advances at March 31, 2026, and December 31, 2025.

Note 5 — Mortgage Loans Held for Portfolio

Mortgage loans are either guaranteed or insured by federal agencies, as is the case with government mortgage loans, or are credit-enhanced, directly or indirectly, by the related entity that sold the loan (a participating financial institution), as is the case with conventional mortgage loans. All such investments are held for portfolio.

Table 5.1 - Mortgage Loans Held for Portfolio
(dollars in thousands)

	March 31, 2026	December 31, 2025
Real estate
Fixed-rate 15-year single-family mortgages	$126,350	$130,224
Fixed-rate 20- and 30-year single-family mortgages	4,199,208	4,118,175
Premiums	49,595	49,556
Discounts	(9,701)	(9,692)
Deferred derivative (losses) gains, net	(195)	59
Total mortgage loans held for portfolio(1)	4,365,257	4,288,322
Less: allowance for credit losses	(2,600)	(2,600)
Total mortgage loans, net of allowance for credit losses	$4,362,657	$4,285,722
________________________
(1)    Excludes accrued interest receivable of $30.9 million and $31.6 million at March 31, 2026, and December 31, 2025, respectively.

Table 5.2 - Mortgage Loans Held for Portfolio by Collateral/Guarantee Type
(dollars in thousands)

	March 31, 2026	December 31, 2025
Conventional mortgage loans	$4,208,899	$4,128,300
Government mortgage loans	116,659	120,099
Total par value	$4,325,558	$4,248,399

Payment Status of Mortgage Loans. Amounts past due 30 days or more on conventional mortgage loans at March 31, 2026, and December 31, 2025, totaled $40.9 million and $38.8 million, respectively, and are based on amortized cost, which excludes accrued interest receivable. The serious delinquency rate of conventional mortgage loans as a percentage of total conventional mortgage loans at March 31, 2026, and December 31, 2025, was 0.18 percent and 0.16 percent, respectively. Seriously delinquent loans comprise all conventional mortgage loans that are 90 days or more past due and conventional mortgage loans in the process of foreclosure.

Note 6 — Derivatives and Hedging Activities

Table 6.1 - Fair Value of Derivative Instruments
(dollars in thousands)

	March 31, 2026			December 31, 2025
	Notional Amount of Derivatives	Derivative Assets	Derivative Liabilities	Notional Amount of Derivatives	Derivative Assets	Derivative Liabilities
Derivatives designated as hedging instruments
Interest-rate swaps	$42,073,807	$42,048	$(293,444)	$44,092,961	$72,227	$(299,312)
Forward-start interest-rate swaps	491,000	—	(208)	641,000	469	—
Total derivatives designated as hedging instruments	42,564,807	42,048	(293,652)	44,733,961	72,696	(299,312)

Derivatives not designated as hedging instruments
Interest-rate swaps	10,472,142	384	—	7,722,435	49	(133)
Mortgage-delivery firm commitments (1)	91,535	385	(244)	59,316	114	(28)
Total derivatives not designated as hedging instruments	10,563,677	769	(244)	7,781,751	163	(161)
Total notional amount of derivatives	$53,128,484			$52,515,712
Total derivatives before netting and collateral adjustments		42,817	(293,896)		72,859	(299,473)
Netting adjustments and cash collateral, including related accrued interest (2)		212,608	291,557		222,864	297,162
Derivative assets and derivative liabilities		$255,425	$(2,339)		$295,723	$(2,311)
_______________________
(1)    Mortgage-delivery firm commitments are classified as derivatives with changes in fair value recorded in other income.
(2)    Amounts represent the effect of master-netting agreements intended to allow us to settle positive and negative positions with the same counterparty. Cash collateral posted, including accrued interest, was $517.6 million and $243.3 million at March 31, 2026, and December 31, 2025, respectively. The change in cash collateral posted is included in the net change in interest-bearing deposits in the statement of cash flows. Cash collateral received, including accrued interest, was $13.5 million and $17.7 million at March 31, 2026, and December 31, 2025, respectively.

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

Table 6.2 - Net Gains (Losses) on Fair Value Hedging Relationships
(dollars in thousands)

	For the Three Months Ended March 31, 2026
	Advances	Available-for-sale Securities	CO Bonds
Total interest income (expense) presented on the statements of operations	$373,947	$164,803	$(391,297)

Gains (losses) on fair value hedging relationships
Changes in fair value:
Derivatives	$36,237	$32,995	$(16,187)
Hedged items	(35,569)	(33,293)	16,052
Net changes in fair value before price alignment interest	668	(298)	(135)
Price alignment interest(1)	(294)	(948)	(23)
Net interest settlements on derivatives(2)(3)	10,056	33,703	(39,735)
Net gains (losses) on qualifying hedging relationships	10,430	32,457	(39,893)
Amortization/accretion of discontinued hedging relationships	(126)	13,511	580
Net gains (losses) on derivatives and hedging activities recorded in net interest income	$10,304	$45,968	$(39,313)

	For the Three Months Ended March 31, 2025
	Advances	Available-for-sale Securities	CO Bonds
Total interest income (expense) presented on the statements of operations	$515,464	$193,732	$(574,214)

Gains (losses) on fair value hedging relationships
Changes in fair value:
Derivatives	$(63,777)	$(169,500)	$142,414
Hedged items	62,645	167,297	(142,039)
Net changes in fair value before price alignment interest	(1,132)	(2,203)	375
Price alignment interest(1)	(1,254)	(5,370)	160
Net interest settlements on derivatives(2)(3)	27,009	70,685	(81,591)
Net gains (losses) on qualifying hedging relationships	24,623	63,112	(81,056)
Amortization/accretion of discontinued hedging relationships	(224)	10,035	564
Net gains (losses) on derivatives and hedging activities recorded in net interest income	$24,399	$73,147	$(80,492)
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

Table 6.3 - Net (Losses) Gains on Cash Flow Hedging Relationships
(dollars in thousands)

	For the Three Months Ended March 31,
	2026	2025
Forward-start interest rate swaps - CO Bonds
Gains reclassified from accumulated other comprehensive loss into interest expense	$2,113	$3,059
Gains (losses) recognized in other comprehensive income	578	(4,260)

Table 6.4 - Cumulative Basis Adjustments for Fair-Value Hedges
(dollars in thousands)

	March 31, 2026
	Advances	Available-for-sale Securities	CO Bonds
Amortized cost of hedged asset/liability(1)	$11,931,842	$10,941,736	$19,023,537

Fair value hedging adjustments included in amortized cost
Basis adjustments for active hedging relationships	$(32,970)	$(172,070)	$(231,308)
Basis adjustments for discontinued hedging relationships	3,920	(268,135)	22,306
Cumulative amount of fair value hedging basis adjustments	$(29,050)	$(440,205)	$(209,002)

	December 31, 2025
	Advances	Available-for-sale Securities	CO Bonds
Amortized cost of hedged asset/ liability(1)	$11,998,893	$10,960,097	$21,246,143

Fair value hedging adjustments included in amortized cost
Basis adjustments for active hedging relationships	$2,661	$(138,777)	$(215,255)
Basis adjustments for discontinued hedging relationships	4,046	(281,646)	22,886
Cumulative amount of fair value hedging basis adjustments	$6,707	$(420,423)	$(192,369)
_______________________
(1)    Includes only the portion of amortized cost representing the hedged items in active or discontinued fair value hedging relationships. Amortized cost includes fair value hedging adjustments.

Impacts on Statement of Cash Flows. Cash paid or received for cleared derivatives variation margin is included on the statement of cash flows in either net change in derivatives and hedging activities as an operating activity or net payments on derivatives with a financing element as a financing activity. Table 6.5 shows the impact of variation margin for cleared derivatives on the statement of cash flows.

Table 6.5 - Impact of Variation Margin for Cleared Derivatives on the Statement of Cash Flows
(dollars in thousands)

	Increase (decrease) on Cash Flow Statement
	For the Three Months Ended March 31,
	2026	2025
Operating activity - net change in derivatives and hedging activities	$4,027	$(416,328)
Financing activity - net receipts (payments) on derivatives with a financing element	6,330	(7,665)
Total variation margin received (paid) on cleared derivatives	$10,357	$(423,993)

Offsetting of Certain Derivatives. Table 6.6 presents separately the fair value of derivatives that are subject to netting due to a legal right of offset based on the terms of our master netting arrangements or similar agreements as of March 31, 2026, and December 31, 2025, which includes cleared and uncleared interest rate swaps, and the fair value of derivatives that are not subject to such netting, which includes mortgage delivery firm commitments. Derivatives subject to netting include any related cash collateral received from or pledged to counterparties.

Table 6.6 - Netting of Derivative Assets and Derivative Liabilities
(dollars in thousands)

	March 31, 2026
	Derivative Instruments Meeting Netting Requirements
	Gross Recognized Amount	Gross Amounts of Netting Adjustments and Cash Collateral	Derivative Instruments Not Meeting Netting Requirements	Total Derivative Assets and Total Derivative Liabilities	Non-cash Collateral Received - Can Be Sold or Repledged	Net Amount
Derivative Assets
Interest-rate swaps
Uncleared	$42,019	$(35,725)		$6,294	$(266)	$6,028
Cleared	412	248,334		248,746	—	248,746
Mortgage delivery firm commitments			$385	385		385
Total				$255,425		$255,159

Derivative Liabilities
Interest-rate swaps
Uncleared	$(272,880)	$270,785		$(2,095)	$—	$(2,095)
Cleared	(20,772)	20,772		—	—	—
Mortgage delivery firm commitments			$(244)	(244)		(244)
Total				$(2,339)		$(2,339)

	December 31, 2025
	Derivative Instruments Meeting Netting Requirements
	Gross Recognized Amount	Gross Amounts of Netting Adjustments and Cash Collateral	Derivative Instruments Not Meeting Netting Requirements	Total Derivative Assets and Total Derivative Liabilities
Derivative Assets
Interest-rate swaps
Uncleared	$57,085	$(53,545)		$3,540
Cleared	15,660	276,409		292,069
Mortgage delivery firm commitment			$114	114
Total				$295,723

Derivative Liabilities
Interest-rate swaps
Uncleared	$(299,086)	$296,803		$(2,283)
Cleared	(359)	359		—
Mortgage delivery firm commitment			$(28)	(28)
Total				$(2,311)

Note 7 — Deposits

We offer demand and overnight deposits for members and qualifying nonmembers. Members that service mortgage loans may deposit funds collected in connection with mortgage loans pending disbursement of such funds, which we classify as "other" in the following table.

Table 7.1 - Deposits
(dollars in thousands)

	March 31, 2026	December 31, 2025
Interest-bearing
Demand and overnight	$809,068	$861,838
Noninterest-bearing
Other	65,141	53,461
Total deposits	$874,209	$915,299

None of the deposits are federally insured.

Note 8 — Consolidated Obligations

CO Bonds. CO bonds for which we have received issuance proceeds and are primarily liable were as follows:

Table 8.1 - CO Bonds Outstanding by Contractual Maturity
(dollars in thousands)

	March 31, 2026		December 31, 2025
	Amount	Weighted Average Rate (1)	Amount	Weighted Average Rate (1)
Due in one year or less	$24,425,375	3.27%	$24,782,970	3.26%
Due after one year through two years	5,093,245	3.46	4,750,345	3.33
Due after two years through three years	3,775,715	3.40	4,351,035	3.39
Due after three years through four years	2,044,915	4.19	1,989,745	3.93
Due after four years through five years	3,112,820	3.73	2,832,320	4.22
Thereafter	3,505,445	4.47	3,910,445	3.90
Total par value	41,957,515	3.46%	42,616,860	3.43%
Premiums	14,958		17,196
Discounts	(11,197)		(11,934)
Hedging adjustments	(209,002)		(192,369)
Total	$41,752,274		$42,429,753
_______________________
(1)    The CO bonds' weighted-average rate excludes concession fees.

Table 8.2 - CO Bonds Outstanding by Early Redemption Feature
(dollars in thousands)

	March 31, 2026	December 31, 2025
Noncallable and nonputable	$25,716,515	$24,931,360
Callable	16,241,000	17,685,500
Total par value	$41,957,515	$42,616,860

Table 8.3 - CO Bonds Outstanding by Earlier of Contractual Maturity or Next Call Date
(dollars in thousands)

	March 31, 2026	December 31, 2025
Due in one year or less	$33,296,875	$34,829,970
Due after one year through two years	3,927,245	2,984,845
Due after two years through three years	2,624,715	2,689,035
Due after three years through four years	511,915	526,745
Due after four years through five years	568,320	557,820
Thereafter	1,028,445	1,028,445
Total par value	$41,957,515	$42,616,860

Table 8.4 - CO Bonds by Interest Rate-Payment Type
(dollars in thousands)

	March 31, 2026	December 31, 2025
Fixed-rate	$23,966,515	$26,487,860
Simple variable-rate	14,512,000	12,185,000
Step-up (1)	3,479,000	3,944,000
Total par value	$41,957,515	$42,616,860
_______________________
(1)    Step-up bonds pay interest at increasing fixed rates for specified intervals over the life of the CO bond and can be called at our option on the step-up dates.

CO Discount Notes. Outstanding CO discount notes for which we were primarily liable, all of which are due within one year, were as follows:

Table 8.5 - CO Discount Notes Outstanding
(dollars in thousands)

	Book Value	Par Value	Weighted Average Rate (1)
March 31, 2026	$24,471,989	$24,681,417	3.63%
December 31, 2025	$21,196,160	$21,340,613	3.76%
_______________________
(1)    CO discount notes' weighted-average rate represents a yield to maturity excluding concession fees.

Note 9 — Affordable Housing Program and Discretionary Subsidy Programs

Table 9.1 - AHP Liability
(dollars in thousands)

	For the Three Months Ended March 31,
	2026	2025
Balance at beginning of year	$113,786	$104,300
AHP expense for the period	4,935	6,342
AHP voluntary contribution	3,962	4,434
AHP direct grant disbursements	(2,682)	(2,686)
AHP subsidy for AHP advance disbursements	—	(102)
Return of previously disbursed grants and subsidies	47	—
Balance at end of period	$120,048	$112,288

Other discretionary housing and community investment programs consist of grants and subsidies to support other housing and community investment initiatives (non-AHP) and are recorded in other liabilities in the statement of condition.

Table 9.2 - Discretionary Housing and Community Investments Liability
(dollars in thousands)

	For the Three Months Ended March 31,
	2026	2025
Balance at beginning of year	$656	$2,390
Discretionary housing and community investment expense for the period	6,569	4,817
Direct grant disbursements and MPF permanent rate buydown	(425)	(479)
Subsidy for advance disbursements	(2,465)	(2,599)
Balance at end of period	$4,335	$4,129

Note 10 — Capital

Regulatory Capital Requirements. We are subject to three capital requirements at all times under our Capital Plan, the Federal Home Loan Bank Act of 1932 (as amended, the FHLBank Act), and FHFA regulations and guidance. The FHFA has authority to require us to maintain greater minimum capital levels than are required based on FHFA rules and regulations.

Table 10.1 - Regulatory Capital Requirements
(dollars in thousands)

	March 31, 2026		December 31, 2025
	Required	Actual	Required	Actual
Risk-based capital	$712,578	$4,014,454	$636,954	$3,916,765

Regulatory capital	$2,856,734	$4,014,454	$2,752,506	$3,916,765
Capital-to-asset ratio	4.0%	5.6%	4.0%	5.7%

Leverage capital	$3,570,917	$6,021,681	$3,440,632	$5,875,148
Leverage capital-to-assets ratio	5.0%	8.4%	5.0%	8.5%

For more detail on our capital structure and requirements, see Part II — Item 8 — Financial Statements — Note 12 — Capital in the 2025 Annual Report.

Restricted Retained Earnings. At March 31, 2026, our restricted retained earnings contribution requirement totaled $640.8 million. At March 31, 2026, and December 31, 2025, restricted retained earnings totaled $563.4 million and $554.6 million, respectively. These restricted retained earnings are not available to pay dividends.

Note 11 — Accumulated Other Comprehensive Income (Loss)

Table 11.1 - Accumulated Other Comprehensive Income (Loss)
(dollars in thousands)

	Net Change in Fair Value of Available-for-Sale Securities	Net Change Relating to Hedging Activities	Pension and Postretirement Benefits	Total Accumulated Other Comprehensive Income (Loss)
Balance, December 31, 2024	$(321,245)	$64,526	$1,697	$(255,022)
Other comprehensive income (loss) before reclassifications:
Net unrealized gains (losses)	47,747	(4,260)	—	43,487
Reclassifications from other comprehensive income to net income
Amortization - hedging activities (1)	—	(3,059)	—	(3,059)
Amortization - pension and postretirement benefits (2)	—	—	(389)	(389)
Other comprehensive income (loss)	47,747	(7,319)	(389)	40,039
Balance, March 31, 2025	$(273,498)	$57,207	$1,308	$(214,983)

Balance, December 31, 2025	$(183,898)	$49,152	$1,442	$(133,304)
Other comprehensive income (loss) before reclassifications:
Net unrealized (losses) gains	(13,410)	578	—	(12,832)
Reclassifications from other comprehensive income to net income
Amortization - hedging activities (1)	—	(2,113)	—	(2,113)
Amortization - pension and postretirement benefits (2)	—	—	(7)	(7)
Other comprehensive loss	(13,410)	(1,535)	(7)	(14,952)
Balance, March 31, 2026	$(197,308)	$47,617	$1,435	$(148,256)
_______________________
(1)    Recorded in CO bond interest expense in the statement of operations.
(2)    Recorded in other expenses in the statement of operations.

Note 12 — Fair Values

A fair-value hierarchy is used to prioritize the inputs of valuation techniques used to measure fair value. A description of the application of the fair-value hierarchy, valuation techniques, and significant inputs is disclosed in Part II — Item 8 — Financial Statements — Note 15 — Fair Values in the 2025 Annual Report. There have been no material changes in the fair-value hierarchy classification of financial assets and liabilities, valuation techniques, or significant inputs during the three months ended March 31, 2026.

Table 12.1 presents the carrying value, fair value, and fair value hierarchy of our financial assets and liabilities at March 31, 2026, and December 31, 2025. We record trading securities, available-for-sale securities, derivative assets, derivative liabilities, and certain other assets at fair value on a recurring basis. We record all other financial assets and liabilities at amortized cost. Refer to Table 12.2 for further details about the financial assets and liabilities measured at fair value on a recurring basis. As of March 31, 2026, and December 31, 2025, no financial assets or liabilities were measured at fair value on a non-recurring basis.

Table 12.1 - Fair Value Summary
(dollars in thousands)

	March 31, 2026
	Carrying Value	Total Fair Value	Level 1	Level 2	Level 3	Netting Adjustments and Cash Collateral(2)
Financial instruments
Assets:
Cash and due from banks	$25,930	$25,930	$25,930	$—	$—	$—
Interest-bearing deposits	2,219,313	2,219,313	2,219,313	—	—	—
Securities purchased under agreements to resell	5,250,000	5,249,998	—	5,249,998	—	—
Federal funds sold	2,821,000	2,820,998	—	2,820,998	—	—
Trading securities(1)	1,428	1,428	—	1,428	—	—
Available-for-sale securities(1)	15,649,801	15,649,801	—	15,645,239	4,562	—
Held-to-maturity securities	47,644	47,831	—	47,831	—	—
Advances	40,516,560	40,525,143	—	40,525,143	—	—
Mortgage loans, net	4,362,657	4,164,220	—	4,148,790	15,430	—
Accrued interest receivable	185,050	185,050	—	185,050	—	—
Derivative assets(1)	255,425	255,425	—	42,817		212,608
Other assets (1)	30,684	30,684	18,626	12,058	—	—
Liabilities:
Deposits	(874,209)	(874,181)	—	(874,181)	—	—
COs:
Bonds	(41,752,274)	(41,662,860)	—	(41,662,860)	—	—
Discount notes	(24,471,989)	(24,466,445)	—	(24,466,445)	—	—
Mandatorily redeemable capital stock	(8,072)	(8,072)	(8,072)	—	—	—
Accrued interest payable	(259,261)	(259,261)	—	(259,261)	—	—
Derivative liabilities(1)	(2,339)	(2,339)	—	(293,896)	—	291,557
Other:
Commitments to extend credit for advances	—	(2,696)	—	(2,696)	—	—
Standby letters of credit	(1,176)	(1,176)	—	(1,176)	—	—

	December 31, 2025
	Carrying Value	Total Fair Value	Level 1	Level 2	Level 3	Netting Adjustments and Cash Collateral(2)
Financial instruments
Assets:
Cash and due from banks	$1,184	$1,184	$1,184	$—	$—	$—
Interest-bearing deposits	2,052,365	2,052,365	2,052,365	—	—	—
Securities purchased under agreements to resell	4,500,000	4,500,005	—	4,500,005	—	—
Federal funds sold	2,959,000	2,958,978	—	2,958,978	—	—
Trading securities(1)	1,401	1,401	—	1,401	—	—
Available-for-sale securities(1)	15,643,385	15,643,385	—	15,638,824	4,561	—
Held-to-maturity securities	50,192	50,353	—	50,353	—	—
Advances	38,762,563	38,795,995	—	38,795,995	—	—
Mortgage loans, net	4,285,722	4,109,545	—	4,095,077	14,468	—
Accrued interest receivable	181,543	181,543	—	181,543	—	—
Derivative assets(1)	295,723	295,723	—	72,859	—	222,864
Other assets(1)	31,541	31,541	20,329	11,212	—	—
Liabilities:
Deposits	(915,299)	(915,248)	—	(915,248)	—	—
COs:
Bonds	(42,429,753)	(42,401,589)	—	(42,401,589)	—	—
Discount notes	(21,196,160)	(21,199,194)	—	(21,199,194)	—	—
Mandatorily redeemable capital stock	(4,122)	(4,122)	(4,122)	—	—	—
Accrued interest payable	(296,829)	(296,829)	—	(296,829)	—	—
Derivative liabilities(1)	(2,311)	(2,311)	—	(299,473)	—	297,162
Other:
Commitments to extend credit for advances	—	(1,905)	—	(1,905)	—	—
Standby letters of credit	(1,407)	(1,407)	—	(1,407)	—	—
_______________________
(1)Carried at fair value and measured on a recurring basis.
(2)These amounts represent the effect of master-netting agreements intended to allow us to settle positive and negative positions and also cash collateral and related accrued interest held or placed with the same clearing member and/or counterparty.

Fair Value Measured on a Recurring Basis.

Table 12.2 - Fair Value of Assets and Liabilities Measured at Fair Value on a Recurring Basis
(dollars in thousands)

	March 31, 2026
	Level 1	Level 2	Level 3	Netting Adjustments and Cash Collateral(1)	Total
Assets:
Carried at fair value on a recurring basis
Trading securities:
Corporate bonds	$—	$1,428	$—	$—	$1,428
Available-for-sale securities:
U.S. Treasury obligations	—	4,053,657	—	—	4,053,657
HFA securities	—	118,618	4,562	—	123,180
Supranational institutions	—	240,882	—	—	240,882
U.S. government-owned corporations	—	228,943	—	—	228,943
GSE	—	95,264	—	—	95,264
U.S. government guaranteed – single-family MBS	—	102,736	—	—	102,736
U.S. government guaranteed – multifamily MBS	—	450,229	—	—	450,229
GSE – single-family MBS	—	2,219,417	—	—	2,219,417
GSE – multifamily MBS	—	8,135,493	—	—	8,135,493
Total available-for-sale securities	—	15,645,239	4,562	—	15,649,801
Derivative assets:
Interest-rate-exchange agreements	—	42,432	—	212,608	255,040
Mortgage delivery firm commitments	—	385	—	—	385
Total derivative assets	—	42,817	—	212,608	255,425
Other assets	18,626	12,058	—	—	30,684
Total assets carried at fair value on a recurring basis	$18,626	$15,701,542	$4,562	$212,608	$15,937,338
Liabilities:
Carried at fair value on a recurring basis
Derivative liabilities
Interest-rate-exchange agreements	$—	$(293,652)	$—	$291,557	$(2,095)
Mortgage delivery firm commitments	—	(244)	—	—	(244)
Total liabilities carried at fair value on a recurring basis	$—	$(293,896)	$—	$291,557	$(2,339)

	December 31, 2025
	Level 1	Level 2	Level 3	Netting Adjustments and Cash Collateral(1)	Total
Assets:
Carried at fair value on a recurring basis
Trading securities:
Corporate bonds	$—	$1,401	$—	$—	$1,401
Available-for-sale securities:
U.S. Treasury obligations	—	4,296,355	—	—	4,296,355
HFA securities	—	58,925	4,562	—	63,487
Supranational institutions	—	243,394	—	—	243,394
U.S. government-owned corporations	—	230,065	—	—	230,065
GSE	—	96,535	—	—	96,535
U.S. government guaranteed – single-family MBS	—	111,497	—	—	111,497
U.S. government guaranteed – multifamily MBS	—	452,438	—	—	452,438
GSE – single-family MBS	—	2,368,084	—	—	2,368,084
GSE – multifamily MBS	—	7,781,530	—	—	7,781,530
Total available-for-sale securities	—	15,638,823	4,562	—	15,643,385
Derivative assets:
Interest-rate-exchange agreements	—	72,745	—	222,864	295,609
Mortgage delivery firm commitments	—	114	—	—	114
Total derivative assets	—	72,859	—	222,864	295,723
Other assets	20,329	11,212	—	—	31,541
Total assets carried at fair value on a recurring basis	$20,329	$15,724,295	$4,562	$222,864	$15,972,050
Liabilities:
Carried at fair value on a recurring basis
Derivative liabilities
Interest-rate-exchange agreements	$—	$(299,445)	$—	$297,162	$(2,283)
Mortgage delivery firm commitments	—	(28)	—	—	(28)
Total liabilities carried at fair value on a recurring basis	$—	$(299,473)	$—	$297,162	$(2,311)
_______________________
(1)    These amounts represent the effect of master-netting agreements intended to allow us to settle positive and negative positions and also cash collateral and related accrued interest held or placed with the same clearing member and/or counterparty.

Table 12.3 presents a reconciliation of available-for-sale securities that are measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the three months ended March 31, 2026 and 2025.

Table 12.3 - Roll Forward of Level 3 Available-for-Sale HFA Securities
(dollars in thousands)

	For the Three Months Ended March 31,
	2026	2025
Balance at beginning of period	$4,562	$6,651
Total losses included in other comprehensive income
Net unrealized losses	—	(4)
Balance at end of period	$4,562	$6,647

Total amount of unrealized losses for the period included in other comprehensive income relating to securities held at period end	$—	$(4)

Note 13 — Commitments and Contingencies

Joint and Several Liability. The par amounts of other FHLBanks' outstanding COs for which we are jointly and severally liable totaled $1.1 trillion at both March 31, 2026, and December 31, 2025. See Part II — Item 8 —Financial Statements — Notes to the Financial Statements — Note 10 — Consolidated Obligations in the 2025 Annual Report for additional information.

Off-Balance-Sheet Commitments

Table 13.1 - Off-Balance Sheet Commitments (1)
(dollars in thousands)

	March 31, 2026			December 31, 2025
	Expire within one year	Expire after one year	Total	Total
Standby letters of credit outstanding (2)	$8,032,219	$129,050	$8,161,269	$8,640,107
Commitments for unused lines of credit - advances (3)	1,051,535	—	1,051,535	1,053,753
Commitments to make additional advances	268,195	45,561	313,756	365,976
Commitments to invest in mortgage loans	99,679	—	99,679	59,316
Unsettled CO bonds, at par	263,900	—	263,900	535,000
Unsettled CO discount notes, at par	225,635	—	225,635	672,841
__________________________
(1)    We have determined that it is unnecessary to record any liability for credit losses on these agreements based on our credit extension and collateral policies.
(2)    Because standby letters of credit cannot be drawn upon until their effective date, the amount of standby letters of credit outstanding excludes standby letters of credit that take effect after March 31, 2026. At March 31, 2026, and December 31, 2025, standby letters of credit expiring within one year but that have not yet become effective totaled $158.8 million and $82.8 million, respectively.
(3)    Commitments for unused line-of-credit advances are generally for periods of up to 12 months. Since many of these commitments are not expected to be drawn upon, the total commitment amount does not necessarily indicate future liquidity requirements.

Note 14 — Transactions with Shareholders

Shareholder Concentrations. We consider shareholder concentrations as holdings of capital stock (including mandatorily redeemable capital stock) by individual members or nonmembers in excess of 10 percent of total capital stock outstanding. No members' or nonmembers' holdings of capital stock exceeded 10 percent of our total capital stock as of March 31, 2026.

Transactions with Directors' Institutions. We provide, in the ordinary course of business, products and services to members whose officers or directors serve on our board of directors. In accordance with FHFA regulations, transactions with directors' institutions are conducted on the same terms as those with any other member.

Table 14.1 - Transactions with Directors' Institutions
(dollars in thousands)

	Capital Stock Outstanding	Percent of Total Capital Stock	Par Value of Advances	Percent of Total Par Value of Advances	Total Accrued Interest Receivable	Percent of Total Accrued Interest Receivable on Advances
March 31, 2026	$25,098	1.2%	$417,585	1.0%	$1,162	1.0%
December 31, 2025	7,401	0.4	85,521	0.2	228	0.2

Note 15 — Subsequent Events

On April 24, 2026, the board of directors declared a cash dividend at an annualized rate of 6.71 percent based on daily average capital stock balances outstanding during the first quarter of 2026. The dividend, including dividends classified as interest expense on mandatorily redeemable capital stock, amounted to $31.7 million and was paid on May 4, 2026.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Index to Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking Statements

This report includes statements describing anticipated developments, projections, estimates, or predictions of ours that are “forward-looking statements.” These statements may involve matters related to, but not limited to, projections of revenues, income, earnings, capital expenditures, dividends, capital structure, or other financial items; repurchases of excess stock, our minimum retained earnings target, or the interest-rate environment in which we do business; statements of management’s plans or objectives for future operations; expectations of effects or changes in fiscal and monetary policies and our future economic performance; or statements of assumptions underlying certain of the foregoing types of statements. These statements may use forward-looking terminology such as, but not limited to, “anticipates,” “believes,” “continued,” “expects,” “plans,” “intends,” “may,” “could,” “estimates,” “assumes,” “should,” “will,” “likely,” or their negatives or other variations of these terms. We caution that, by their nature, forward-looking statements are subject to a number of risks or uncertainties, including the risk factors set forth in Part I — Item 1A — Risk Factors in the 2025 Annual Report and Part II — Item 1A — Risk Factors of this report and the risks set forth below. Actual results could differ materially from those expressed or implied in these forward-looking statements or could affect the extent to which a particular objective, projection, estimate, or prediction is realized. As a result, you are cautioned not to place undue reliance on such statements.

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

The Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our interim financial statements and notes, which begin on page three, and the 2025 Annual Report.

EXECUTIVE SUMMARY

Net income decreased $12.7 million to $44.3 million for the three months ended March 31, 2026, from $57.0 million for the first quarter of 2025. The decrease in net income was primarily due to a decrease of $7.0 million in net interest income, a decrease of $3.7 million in other income and an increase of $1.3 million in discretionary housing and community investment programs expense and voluntary affordable housing program contributions.

Net interest income for the three months ended March 31, 2026, was $85.7 million, compared with $92.8 million for 2025. The $7.0 million decrease in net interest income was primarily driven by significantly lower short-term interest rates, an $8.3 billion decline in average advances, and a $160.8 million decline in average capital. These factors were partially offset by a $3.7 million favorable variance in net amortization of premiums and discounts on mortgage-backed securities, and a $3.2 million favorable variance in net unrealized gains and losses on fair value hedge ineffectiveness, both attributable to an increase in intermediate- and long-term interest rates during the quarter. In addition, growth in mortgage-related assets, consisting of an $833.1 million increase in average mortgage-backed securities and a $611.5 million increase in our average mortgage loan portfolios, also contributed to net interest income.

Total assets increased $2.6 billion, or 3.8 percent, to $71.4 billion at March 31, 2026, up from $68.8 billion at year-end 2025. Advances totaled $40.5 billion at March 31, 2026, an increase of $1.8 billion from year-end 2025. Total investments were $26.0 billion at March 31, 2026, an increase of $782.8 million from $25.2 billion at the prior year end, driven primarily by growth in low-yielding short-term money market instruments held on our balance sheet to manage our liquidity position. Mortgage loans totaled $4.4 billion at March 31, 2026, an increase of $76.9 million from year-end 2025 as mortgage sales to the Bank outpaced mortgage loan principal repayments during the quarter.

Our retained earnings grew to $2.0 billion at March 31, 2026, an increase of $10.4 million from December 31, 2025, equaling 2.8 percent of total assets at March 31, 2026. We continue to satisfy all regulatory capital requirements as of March 31, 2026.

On April 24, 2026, our board of directors declared a cash dividend that was equivalent to an annual yield of 6.71 percent on the average daily balance of capital stock outstanding during the first quarter of 2026. The yield is equivalent to the approximate daily average of SOFR for the first quarter of 2026 plus 300 basis points.

Generally, investor demand for high credit quality, fixed-income investments, including COs, continued to be strong relative to other investments. Yield spreads on CO debt relative to benchmark yields for comparable debt remained relatively stable during the period covered by this report. Our flexibility in utilizing various funding tools, in combination with a diverse investor base and our status as a government-sponsored enterprise, have helped provide reliable market access and demand for COs throughout fluctuating market environments and regulatory changes affecting dealers of and investors in COs. The Bank has continued to meet all funding needs during the three months ended March 31, 2026.

Net Interest Margin and Spread

Net interest spread was 0.28 percent for the three months ended March 31, 2026, an increase of six basis points from the first quarter of 2025, and net interest margin was 0.51 percent, an increase of two basis points from the three months ended March 31, 2025. These increases were primarily attributable to the favorable variance in net unrealized gains and losses on fair value hedge ineffectiveness and the favorable variance in net amortization of premiums and discounts on mortgage-backed securities.

Housing and Community Investment Programs

In addition to our $4.9 million statutory assessment for the Affordable Housing Program, we made a $6.6 million contribution to our discretionary housing and community investment programs and a voluntary contribution of $4.0 million to the Affordable Housing Program for the three months ended March 31, 2026. See — Housing and Community Investment Program Expenses below for additional information.

Legislative and Regulatory Developments

Legislation has been proposed or enacted, and the FHFA and others with authority over the economy, our industry, and our business activities have taken action during 2026 as described below in — Legislative and Regulatory Developments. Such developments affect the way we conduct business and could impact how we satisfy our mission as well as the value of membership in the Bank.

ECONOMIC CONDITIONS

Interest-Rate Environment

During the first quarter of 2026, intermediate- and long-term interest rates were volatile, moving within a range of approximately 40 to 60 basis points over the course of the period before ending moderately higher than they were at the beginning of the quarter. On April 29, 2026, the FOMC announced that it would maintain the federal funds rate in a target range of 350 to 375 basis points. The FOMC stated that in considering the extent and timing of additional adjustments to the target range for the federal funds rate, the FOMC will carefully assess incoming data, the evolving outlook, and the balance of risks. The FOMC also stated it is strongly committed to supporting maximum employment and returning inflation to its two percent objective.

SELECTED FINANCIAL DATA

The following financial highlights for the statement of condition and statement of operations for December 31, 2025, have been derived from our audited financial statements. Financial highlights for the quarter-ends have been derived from our unaudited financial statements.

Table 1 - Selected Financial Data
(dollars in thousands)

	March 31, 2026	December 31, 2025	September 30, 2025	June 30, 2025	March 31, 2025
Statement of Condition
Total assets	$71,418,349	$68,812,649	$75,733,967	$78,693,574	$76,794,158
Investments(1)	25,989,186	25,206,343	28,220,995	26,965,851	26,965,568
Advances	40,516,560	38,762,563	42,774,048	47,167,639	45,427,914
Mortgage loans held for portfolio, net(2)	4,362,657	4,285,722	4,157,362	3,941,304	3,765,267
Deposits and other borrowings	874,209	915,299	1,077,463	806,270	810,253
Consolidated obligations:
Bonds	41,752,274	42,429,753	48,429,538	53,899,536	57,203,139
Discount notes	24,471,989	21,196,160	21,833,395	19,421,619	14,301,193
Total consolidated obligations	66,224,263	63,625,913	70,262,933	73,321,155	71,504,332
Mandatorily redeemable capital stock	8,072	4,122	4,234	4,234	4,471
Class B capital stock outstanding-putable(3)	2,019,932	1,936,610	2,107,549	2,291,941	2,207,384
Unrestricted retained earnings	1,423,025	1,421,472	1,416,765	1,404,666	1,407,846
Restricted retained earnings	563,425	554,561	543,244	530,034	520,643
Total retained earnings	1,986,450	1,976,033	1,960,009	1,934,700	1,928,489
Accumulated other comprehensive loss	(148,256)	(133,304)	(207,923)	(249,051)	(214,983)
Total capital	3,858,126	3,779,339	3,859,635	3,977,590	3,920,890

	For the Three Months Ended
Results of Operations	March 31, 2026	December 31, 2025	September 30, 2025	June 30, 2025	March 31, 2025
Net interest income after provision for credit losses	$85,746	$85,574	$100,910	$97,827	$92,789
Other income, net	238	5,272	4,543	2,223	3,902
Other expense	36,730	27,967	32,057	47,866	33,358
AHP assessments	4,935	6,295	7,348	5,226	6,342
Net income	$44,319	$56,584	$66,048	$46,958	$56,991
Other Information
Dividends declared	$33,902	$40,560	$40,739	$40,746	$41,202
Dividend payout ratio	76.50%	71.68%	61.68%	86.77%	72.30%
Weighted-average dividend rate(4)	7.05	7.39	7.38	7.39	7.74
Return on average equity(5)	4.77	6.08	6.77	4.84	5.88
Return on average assets	0.26	0.32	0.34	0.24	0.30
Net interest margin(6)	0.51	0.49	0.52	0.51	0.49
Average equity to average assets	5.45	5.25	5.04	5.01	5.08
Total regulatory capital ratio(7)	5.62	5.69	5.38	5.38	5.39
_______________________
(1)Investments include available-for-sale securities, held-to-maturity securities, trading securities, interest-bearing deposits, securities purchased under agreements to resell and federal funds sold.
(2)The allowance for credit losses for mortgage loans amounted to $2.6 million at March 31, 2026, $2.6 million at December 31, 2025, $2.6 million at September 30, 2025, $2.4 million at June 30, 2025, and $2.2 million at March 31, 2025, respectively.
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

RESULTS OF OPERATIONS

The following table presents the Bank’s significant statements of operations line items for the three months ended March 31, 2026 and 2025, and information regarding the changes during those quarters is provided below.

Table 2 - Statements of Operations Summary
(dollars in thousands)

			Change
	For the Three Months Ended March 31,		2026 vs. 2025
	2026	2025	Amount	Percent
Net interest income	$85,746	$92,789	$(7,043)	(7.6)%
Noninterest income	238	3,902	(3,664)	(93.9)
Noninterest expense	36,730	33,358	3,372	10.1
AHP assessment	4,935	6,342	(1,407)	(22.2)
Net Income	$44,319	$56,991	$(12,672)	(22.2)%

Net income decreased $12.7 million to $44.3 million for the three months ended March 31, 2026, from $57.0 million for the same period in 2025. The primary reasons for the decrease are discussed under Executive Summary.

Net interest income for the three months ended March 31, 2026, was $85.7 million, compared with $92.8 million for the corresponding period in 2025. The primary reasons for the decrease are discussed under Executive Summary.

Table 3 presents major categories of average balances, related interest income/expense, and average yields/rates for interest-earning assets and interest-bearing liabilities. Our primary source of earnings is net interest income, which is the interest earned on advances, mortgage loans, and investments less interest paid on COs, deposits, and other sources of funds.

Table 3 - Net Interest Spread and Margin
(dollars in thousands)

	For the Three Months Ended March 31,
	2026			2025
	Average Balance	Interest Income / Expense	Average Yield/Rate(1)	Average Balance	Interest Income / Expense	Average Yield/Rate(1)
Assets
Advances	$37,521,275	$373,947	4.04%	$45,812,695	$515,464	4.56%
Interest-bearing deposits	2,454,354	22,423	3.71	2,496,629	27,084	4.40
Securities purchased under agreements to resell	4,513,900	41,161	3.70	2,186,711	23,679	4.39
Federal funds sold	3,919,067	35,680	3.69	5,585,367	60,518	4.39
Investment securities(2)	16,107,837	165,421	4.16	16,843,055	194,594	4.69
Mortgage loans(2)(3)	4,331,058	48,815	4.57	3,719,545	39,452	4.30
Total interest-earning assets	68,847,491	687,447	4.05	76,644,002	860,791	4.55
Other non-interest-earning assets	492,579			959,933
Fair-value adjustments on investment securities	(172,938)			(295,869)
Total assets	$69,167,132	$687,447	4.03%	$77,308,066	$860,791	4.52%
Liabilities and capital
Consolidated obligations
Discount notes	$22,457,283	$204,912	3.70%	$17,276,377	$187,162	4.39%
Bonds	41,445,652	391,297	3.83	53,898,530	574,214	4.32
Other interest-bearing liabilities	762,450	5,492	2.92	748,452	6,626	3.59
Total interest-bearing liabilities	64,665,385	601,701	3.77	71,923,359	768,002	4.33
Other non-interest-bearing liabilities	735,005			1,457,128
Total capital	3,766,742			3,927,579
Total liabilities and capital	$69,167,132	$601,701	3.53%	$77,308,066	$768,002	4.03%
Net interest income		$85,746			$92,789
Net interest spread			0.28%			0.22%
Net interest margin			0.51%			0.49%
_________________________
(1)    Yields are annualized.
(2)    Average balances are reflected at amortized cost.
(3)    Nonaccrual loans are included in the average balances used to determine average yield.

Rate and Volume Analysis

Changes in both average balances (volume) and interest rates influence changes in net interest income and net interest margin. Table 4 summarizes changes in interest income and interest expense for the three months ended March 31, 2026 and 2025. Changes in interest income and interest expense that are not identifiable as either volume or rate-related, but equally attributable to both volume and rate changes, have been allocated to the volume and rate categories based upon the proportion of the absolute value of the volume and rate changes.

Table 4 - Rate and Volume Analysis
(dollars in thousands)

	For the Three Months Ended March 31, 2026 vs 2025
	Increase (Decrease) due to
	Volume	Rate	Total
Interest income
Advances	$(86,758)	$(54,759)	$(141,517)
Interest-bearing deposits	(452)	(4,209)	(4,661)
Securities purchased under agreements to resell	21,735	(4,253)	17,482
Federal funds sold	(16,176)	(8,662)	(24,838)
Investment securities	(8,228)	(20,945)	(29,173)
Mortgage loans	6,780	2,583	9,363
Total interest income	(83,099)	(90,245)	(173,344)
Interest expense
Consolidated obligations
Discount notes	50,325	(32,575)	17,750
Bonds	(122,553)	(60,364)	(182,917)
Other interest-bearing liabilities	122	(1,256)	(1,134)
Total interest expense	(72,106)	(94,195)	(166,301)
Change in net interest income	$(10,993)	$3,950	$(7,043)

Average Balance of Advances

The average balance of total advances decreased by $8.3 billion, or 18.1 percent, for the three months ended March 31, 2026, compared with the same period in 2025. This decrease in the average balance of advances was primarily concentrated in variable-rate advances and long-term fixed-rate advances, partially offset by an increase in short-term fixed rate advances. We cannot predict future member demand for advances.

Average Balance of Investments

Average short-term money-market investments, consisting of interest-bearing deposits, securities purchased under agreements to resell, federal funds sold, and loans to other FHLBanks, increased $618.6 million, or 6.0 percent, for the three months ended March 31, 2026, compared with the same period in 2025, to manage our liquidity position and remain compliant with all regulatory guidance. The yield earned on short-term money-market investments is highly correlated to short-term market interest rates. As a result of decreases in the FOMC's target range for the federal funds rate in 2025, average yields on overnight federal funds sold decreased from 4.39 percent during the three months ended March 31, 2025, to 3.69 percent during the three months ended March 31, 2026, while average yields on securities purchased under agreements to resell decreased from 4.39 percent for the three months ended March 31, 2025, to 3.70 percent for the three months ended March 31, 2026.

Average investment-securities balances decreased $735.2 million, or 4.4 percent for the three months ended March 31, 2026, compared with the same period in 2025.The decrease in the average balance of investment securities is attributable to maturities of U.S. Treasury securities, partially offset by purchases of MBS and HFA bonds.

Average Balance of COs

Average CO balances decreased $7.3 billion, or 10.2 percent, for the three months ended March 31, 2026, compared with the same period in 2025. This decrease consisted of a $12.5 billion decrease in CO bonds, offset by a $5.2 billion increase in CO discount notes.

The average balance of CO discount notes represented approximately 35.1 percent of total average COs for the three months ended March 31, 2026, compared with 24.3 percent of total average COs for the three months ended March 31, 2025. The average balance of CO bonds represented 64.9 percent and 75.7 percent of total average COs outstanding during the three months ended March 31, 2026 and 2025, respectively.

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

Table 5 - Effect of Derivative and Hedging Activities
(dollars in thousands)

	For the Three Months Ended March 31, 2026
Net Effect of Derivatives and Hedging Activities	Advances	Investments	Mortgage Loans	CO Bonds	CO Discount Notes	Total
Net interest income
Amortization / accretion of hedging activities (1)	$(126)	$13,511	$(22)	$2,693	$—	$16,056
Gains (losses) on designated fair-value hedges	668	(298)	—	(135)	—	235
Net interest settlements (2)	10,056	33,703	—	(39,735)	—	4,024
Price alignment interest (3)	(294)	(948)	—	(23)	—	(1,265)
Total net interest income	10,304	45,968	(22)	(37,200)	—	19,050

Net gains (losses) on derivatives and hedging activities
Losses on derivatives not receiving hedge accounting	—	—	—	—	(4,036)	(4,036)
Mortgage delivery firm commitments	—	—	(176)	—	—	(176)
Price alignment interest (3)	—	—	—	—	856	856
Net losses on derivatives and hedging activities	—	—	(176)	—	(3,180)	(3,356)

Total net effect of derivatives and hedging activities	$10,304	$45,968	$(198)	$(37,200)	$(3,180)	$15,694

	For the Three Months Ended March 31, 2025
Net Effect of Derivatives and Hedging Activities	Advances	Investments	Mortgage Loans	CO Bonds	CO Discount Notes	Total
Net interest income
Amortization / accretion of hedging activities (1)	$(224)	$10,035	$42	$3,623	$—	$13,476
(Losses) gains on designated fair-value hedges	(1,132)	(2,203)	—	375	—	(2,960)
Net interest settlements (2)	27,009	70,685	—	(81,591)	—	16,103
Price alignment interest (3)	(1,254)	(5,370)	—	160	—	(6,464)
Total net interest income	24,399	73,147	42	(77,433)	—	20,155

Net gains (losses) on derivatives and hedging activities
Losses on derivatives not receiving hedge accounting	—	—	—	—	(425)	(425)
Mortgage delivery firm commitments	—	—	417	—	—	417
Price alignment interest (3)	—	—	—	—	334	334
Net gains (losses) on derivatives and hedging activities	—	—	417	—	(91)	326

Total net effect of derivatives and hedging activities	$24,399	$73,147	$459	$(77,433)	$(91)	$20,481
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

Housing and Community Investment Program Expenses

In addition to providing a readily available, competitively-priced source of funds to members, one of our core missions is to support affordable housing and community investment. We administer a number of programs that are targeted to fulfill that mission, some of which are statutory, and some are discretionary. For additional information on these specific programs, see Part I — Item 1 — Business — Targeted Housing and Community Investment Programs in the 2025 Annual Report.

We are required to annually set aside a portion of our earnings for our Affordable Housing Program. These funds assist members serving very low-, low-, and moderate-income households and support community economic development. The Bank's net income for the three months ended March 31, 2026, resulted in an accrual of $4.9 million to the AHP pool of funds that will be available to members in 2027. Contributions made to our discretionary housing and community investment programs reduce the Bank’s net income for the year, therefore reducing our statutory accrual of funds to the AHP. The Bank's board of directors made a voluntary AHP contribution of $4.0 million for the three months ended March 31, 2026.

Table 6 - Statutory AHP Assessment and Voluntary AHP Contributions
(dollars in thousands)

	For the Three Months Ended March 31,
	2026	2025
Net income subject to AHP statutory assessment	$49,354	$63,419
Statutory AHP percentage	10%	10%
Statutory AHP assessment	4,935	6,342
AHP voluntary contribution(1)	3,962	4,434
Total AHP contributions	$8,897	$10,776
________________________
(1)    Includes both voluntary and supplemental voluntary contributions to the AHP. Supplemental voluntary contribution to the AHP is the amount that restores the statutory AHP assessment amount to what it otherwise would have been in the absence of the voluntary AHP contribution and the discretionary housing and community investment contribution.

Discretionary housing and community investment program expenses are shown in the table below, by program.

Table 7 - Discretionary Housing and Community Investment Program Expenses
(dollars in thousands)

	For the Three Months Ended March 31,
Program	2026	2025
Affordable housing
MPF Permanent Rate Buy-Down product	$175	$404

Economic development
Jobs for New England program	1,523	2,353

Community Development Financial Institutions
CDFI Advance program	4,871	2,060
Total discretionary housing and community investment program expenses	$6,569	$4,817

FINANCIAL CONDITION

Advances

At March 31, 2026, the advances portfolio totaled $40.5 billion, a increase of $1.8 billion from $38.8 billion at December 31, 2025.

Table 8 - Advances Outstanding by Product Type
(dollars in thousands)

	March 31, 2026		December 31, 2025
	Par Value	Percent of Total	Par Value	Percent of Total
Fixed-rate advances
Short-term	$12,489,410	30.8%	$11,210,295	28.9%
Long-term	9,250,731	22.8	8,530,500	22.0
Putable	6,263,670	15.4	6,965,970	17.9
Overnight	1,444,902	3.5	2,179,677	5.6
Amortizing	884,217	2.2	922,613	2.4
	30,332,930	74.7	29,809,055	76.8

Variable-rate advances
Simple variable (1)	10,256,535	25.3	8,989,242	23.2
All other variable-rate indexed advances	265	—	1,585	—
	10,256,800	25.3	8,990,827	23.2
Total par value	$40,589,730	100.0%	$38,799,882	100.0%
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

The following table presents a summary of the status of the credit outstanding and overall collateral borrowing capacity of the Bank’s borrowers as of March 31, 2026.

Table 9 - Credit Outstanding and Collateral Borrowing Capacity by Credit Category
(dollars in thousands)

	March 31, 2026
	Borrowers with Credit Outstanding
	Number		Other Credit Outstanding(1)	Total Credit Outstanding	Collateral Borrowing Capacity(2)
Borrower Credit Category		Advances			Total	Used
Member borrowers(3)
Credit Category-1	274	$38,894,023	$9,318,121	$48,212,144	$147,350,395	32.7%
Credit Category-2	34	1,401,404	46,533	1,447,937	3,658,156	39.6
Credit Category-3	9	209,241	81,302	290,543	735,929	39.5
Credit Category-4	—	—	—	—	—	—
Nonmember borrowers(4)
Former members	7	39,494	1,782	41,276	140,809	29.3
Housing associates	5	45,568	74	45,642	48,384	94.3
Total	329	$40,589,730	$9,447,812	$50,037,542	$151,933,673	32.9%
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

We have not recorded any allowance for credit losses on advances as of March 31, 2026, and December 31, 2025, for the reasons discussed in Part I — Item 1 — Financial Statements — Notes to the Financial Statements — Note 4 — Advances.

Table 10 - Top Five Advance-Borrowing Institutions
(dollars in thousands)

	March 31, 2026
Name	Par Value of Advances	Percent of Total Par Value of Advances	Weighted-Average Rate (1)
Webster Bank, N.A.	$4,810,619	11.8%	3.84%
State Street Bank and Trust Company	3,500,000	8.6	3.89
Citizens Bank, N.A.	2,513,277	6.2	3.95
Hingham Institution for Savings	1,413,540	3.5	3.88
Salem Five Cents Savings Bank	1,412,034	3.5	3.83
Total of top five advance-borrowing institutions	$13,649,470	33.6%

	December 31, 2025
Name	Par Value of Advances	Percent of Total Par Value of Advances	Weighted-Average Rate (1)
State Street Bank and Trust Company	$3,500,000	9.0%	4.06%
Webster Bank, N.A.	2,980,718	7.7	3.86
Citizens Bank, N.A.	2,013,387	5.2	3.92
Institution for Savings in Newburyport and its Vicinity	1,468,719	3.8	3.81
Hingham Institution for Savings	1,463,815	3.8	3.94
Total of top five advance-borrowing institutions	$11,426,639	29.5%
_______________________
(1)    Weighted-average rates are based on the contract rate of each advance without taking into consideration the effects of interest-rate-exchange agreements that we may use as hedging instruments.

Investments

At March 31, 2026, investment securities and short-term money-market instruments totaled $26.0 billion, an increase of $782.8 million from $25.2 billion at December 31, 2025.

Short-term money-market investments increased $778.9 million to $10.3 billion at March 31, 2026, compared with December 31, 2025. The increase was attributable to increases in securities purchased under agreements to resell and interest-bearing deposits of $750.0 million and $166.9 million, respectively, offset by a decrease of $138.0 million in federal funds sold.

Investment securities increased $3.9 million to $15.7 billion at March 31, 2026, compared with $15.7 billion at December 31, 2025.

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

We place short-term funds with large, high-quality financial institutions that must be rated in at least the fourth highest internal rating category on a rating scale of FHFA1 through FHFA7, reflecting progressively lower credit quality. The internal rating categories of FHFA1 through FHFA4 are considered to be investment quality. As of March 31, 2026, all of these placements either expired within one business day or were payable upon demand. See Part I — Item 1 — Business — Business Lines — Investments in the 2025 Annual Report for additional information.

In addition, we also make secured investments in the form of securities purchased under agreements to resell secured by U.S. Treasury, U.S. government guaranteed, or agency obligations with current term limits of up to 95 days to maturity and in the form of MBS and HFA securities that are directly or indirectly supported by underlying mortgage loans.

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

Table 11 - Credit Ratings of Investments at Carrying Value
(dollars in thousands)

	As of March 31, 2026
	Long-Term Credit Rating
Investment Category	Triple-A	Double-A	Single-A	Unrated
Money-market instruments: (1)
Interest-bearing deposits	$—	$974,150	$1,245,163	$—
Securities purchased under agreements to resell	—	—	5,250,000	—
Federal funds sold	—	990,000	1,831,000	—
Total money-market instruments	—	1,964,150	8,326,163	—

Investment securities:(2)

Non-MBS:
U.S. Treasury obligations	—	4,053,657	—	—
Corporate bonds	—	—	—	1,428
U.S. government-owned corporations	—	228,943	—	—
GSE	—	95,264	—	—
Supranational institutions	240,882	—	—	—
HFA securities	64,573	58,607	—	—
Total non-MBS	305,455	4,436,471	—	1,428

MBS:
U.S. government guaranteed - single-family	—	105,045	—	—
U.S. government guaranteed - multifamily	—	450,229	—	—
GSE – single-family	—	2,264,752	—	—
GSE – multifamily	—	8,135,493	—	—
Total MBS	—	10,955,519	—	—

Total investment securities	305,455	15,391,990	—	1,428

Total investments	$305,455	$17,356,140	$8,326,163	$1,428
_______________________
(1)    The counterparty nationally recognized statistical ratings organization rating is used for money-market instruments. Counterparty ratings are obtained from Moody's Investors Service Inc. (Moody's), Fitch, Inc. (Fitch), and Standard & Poor's Financial Services LLC (S&P) and are each as of March 31, 2026. If there is a split rating, the lowest rating is used. In certain instances where a counterparty is unrated, the Bank may assign a deemed rating to the counterparty and that deemed rating is used.
(2)    The issue rating is used for investment securities. Issue ratings are obtained from Moody's, Fitch, and S&P. If there is a split rating, the lowest rating is used.

Table 12 - Unsecured Credit Related to Money-Market Instruments and Debentures
(dollars in thousands)

	Carrying Value
	March 31, 2026	December 31, 2025
Federal funds sold	$2,821,000	$2,959,000
Interest bearing deposits	2,219,313	2,052,365
Supranational institutions	240,882	243,394
U.S. government-owned corporations	228,943	230,065
GSEs	95,264	96,535
Corporate bonds	1,428	1,401

FHFA regulations include limits on the amount of unsecured credit we may extend to a counterparty or to a group of affiliated counterparties based on a percentage of regulatory capital and an internal credit rating determined by each FHLBank. See Part 1 — Item 1 — Business — Business Lines — Investments in the 2025 Annual Report for additional information. Under these regulations, the level of regulatory capital is determined as the lesser of our total regulatory capital or the regulatory capital of the counterparty. The applicable regulatory capital is then multiplied by a specified percentage for each counterparty, the product of which is the maximum amount of unsecured credit exposure we may extend to that counterparty. The percentage that we may offer for extensions of unsecured credit other than overnight sales of federal funds ranges from one to 15 percent based on the counterparty's credit rating. From time to time, we may establish internal credit limits lower than permitted by regulation for individual counterparties.

Mortgage Loans

We invest in mortgages through the MPF Program. The MPF Program is further described under — Mortgage Loans Credit Risk and in Part I — Item 1 — Business — Business Lines — Mortgage Loan Finance in the 2025 Annual Report.

As of March 31, 2026, our mortgage loan investment portfolio totaled $4.4 billion, an increase of $76.9 million from December 31, 2025. This increase is the result of mortgage loan purchase volumes exceeding principal repayments during 2026. We expect continued competition from Federal National Mortgage Association and Federal Home Loan Mortgage Corporation, as well as from private mortgage loan acquirers, for loan investment opportunities.

Mortgage Loans Credit Risk

We are subject to credit risk from the mortgage loans in which we invest due to our exposure to the credit risk of the underlying borrowers and the credit risk of the participating financial institutions when the participating financial institutions retain credit-enhancement and/or servicing obligations. For additional information on the credit risks arising from our participation in the MPF Program, see Part II — Item 7 — Management's Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition — Mortgage Loans — Mortgage Loans Credit Risk in the 2025 Annual Report. For information on the payment status of our mortgage loan portfolio as of March 31, 2026, see Part I — Item 1 — Financial Statements — Notes to Financial Statements — Note 5 — Mortgage Loans Held for Portfolio in this report.

Although our mortgage loan portfolio includes loans throughout the U.S., concentrations of 5 percent or greater of the par value of our conventional mortgage loan portfolio are shown in Table 13.

Table 13 - State Concentrations by Par Value

	Percentage of Total Par Value of Conventional Mortgage Loans
	March 31, 2026	December 31, 2025
Massachusetts	53%	54%
Maine	19	18
Vermont	10	9
Connecticut	7	7
All others	11	12
Total	100%	100%

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

Derivative Instruments

All derivatives are recorded on the statement of condition at fair value and classified as either derivative assets or derivative liabilities. Bilateral and cleared derivatives outstanding are classified as assets or liabilities according to the net fair value of derivatives aggregated by each counterparty. Derivative assets' net fair value, net of cash collateral and accrued interest, totaled $255.4 million and $295.7 million as of March 31, 2026, and December 31, 2025, respectively. Derivative liabilities' net fair value, net of cash collateral and accrued interest, totaled $2.3 million at both March 31, 2026, and December 31, 2025.

The following table presents a summary of the notional amounts and estimated fair values of our outstanding derivatives, excluding accrued interest, and related hedged item by product and type of accounting treatment as of March 31, 2026, and December 31, 2025. The notional amount represents the hypothetical principal basis used to determine periodic interest payments received and paid. However, the notional amount does not represent an actual amount exchanged or our overall exposure to credit and market risk.

Table 14 - Derivatives and Hedge-Accounting Treatment
(dollars in thousands)

			March 31, 2026		December 31, 2025
Hedged Item	Derivative	Designation(1)	Notional Amount	Fair Value	Notional Amount	Fair Value
Advances	Swaps	Fair value	$11,726,142	$(46,686)	$11,482,436	$(83,599)
Available-for-sale securities	Swaps	Fair value	11,475,155	(85,609)	11,532,025	(80,385)
COs	Swaps	Fair value	18,872,510	(232,388)	21,078,500	(232,369)
	Swaps	Economic	10,472,142	2,220	7,722,435	2,190
	Forward starting swaps	Cash Flow	491,000	(208)	641,000	469
Total associated with COs			29,835,652	(230,376)	29,441,935	(229,710)
Total			53,036,949	(362,671)	52,456,396	(393,694)
Mortgage delivery firm commitments			91,535	141	59,316	85
Total derivatives			$53,128,484	(362,530)	$52,515,712	(393,609)
Accrued interest				111,451		166,995
Cash collateral, including related accrued interest				504,165		520,026
Net derivatives				$253,086		$293,412

Derivative asset				$255,425		$295,723
Derivative liability				(2,339)		(2,311)
Net derivatives				$253,086		$293,412
 _______________________
(1)    The hedge designation “fair value” represents the hedge classification for transactions that qualify for hedge-accounting treatment and hedge changes in fair value attributable to changes in the designated benchmark interest rate. The hedge designation "cash flow" represents the hedge classification for transactions that qualify for hedge-accounting treatment and hedge the exposure to variability in expected future cash flows. The hedge designation “economic” represents derivatives hedging specific or nonspecific assets, liabilities, or firm commitments that do not qualify or were not documented as fair-

value or cash-flow hedges but are documented as serving a non-speculative use and are hedging strategies under our risk-management policy.

Derivative Instruments Credit Risk. We are subject to credit risk on derivatives, which is the risk of counterparty default on the derivative contract. The amount of unsecured credit exposure to derivative counterparty default is the amount by which the replacement cost of the defaulted derivative contract exceeds the value of any collateral held by us (if the counterparty is the net obligor on the derivative contract) or is exceeded by the value of collateral pledged by us to counterparties (if we are the net obligor on the derivative contract). We accept cash and securities collateral in accordance with the terms of the applicable master netting agreement for uncleared derivatives (principal-to-principal derivatives that are not centrally cleared) from counterparties with whom we are in a current positive fair-value position. We pledge cash and securities collateral in accordance with the terms of the applicable master netting agreement for uncleared derivatives to counterparties with whom we are in a current negative fair-value position. We currently pledge only cash collateral, including initial and variation margin, for cleared derivatives, but may also pledge securities for initial margin as allowed by the applicable derivatives clearing organization and clearing member.

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

Table 15 - Credit Exposure to Derivatives Counterparties
(dollars in thousands)

	As of March 31, 2026
	Notional Amount	Net Derivatives Fair Value Before Collateral	Cash Collateral Pledged to (from) Counterparty	Non-cash Collateral Pledged from Counterparty	Net Credit Exposure to Counterparties
Asset positions with credit exposure:
Uncleared derivatives
Single-A	$1,151,500	$4,098	$(3,186)	$(266)	$646

Liability positions with credit exposure:
Uncleared derivatives
Double-A	33,500	(127)	171	—	44
Single-A	15,772,500	(227,866)	233,204	—	5,338
Cleared derivatives	27,192,579	(20,360)	269,106	—	248,746
Total interest-rate swap positions with nonmember counterparties to which we had credit exposure	44,150,079	(244,255)	499,295	(266)	254,774

Mortgage delivery firm commitments (1)	91,535	385	—	—	385
Total	$44,241,614	$(243,870)	$499,295	$(266)	$255,159
_______________________
(1)    Total fair-value exposures related to firm commitments to invest in mortgage loans are offset by certain pair-off fees. Firm commitments to invest in mortgage loans are reflected as derivatives. We do not collateralize these commitments. However, should the participating financial institution fail to deliver the mortgage loans as agreed, the participating financial institution is charged a fee to compensate us for the nonperformance.

For information on our approach to the credit risks arising from our use of derivatives, see Part II — Item 7 — Management’s Discussion and Analysis and Results of Operations — Financial Condition — Derivative Instruments — Derivative Instruments Credit Risk in the 2025 Annual Report.

LIQUIDITY AND CAPITAL RESOURCES

Our financial structure is designed to enable us to expand and contract our assets, liabilities, and capital in response to changes in membership composition and member credit needs. Our primary source of liquidity is our access to the capital markets through CO issuance, which is described in Part I — Item 1 — Business — Consolidated Obligations in the 2025 Annual

Report. Outstanding COs and the condition of the market for COs are discussed below under — Debt Financing — Consolidated Obligations. Our equity capital resources are governed by our Capital Plan, certain portions of which are described under — Capital below as well as by applicable legal and regulatory requirements.

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

Sources and Uses of Liquidity. Our primary sources of liquidity are proceeds from the issuance of COs and advance repayments, and maturing short-term investments, as well as cash and investment holdings that are primarily high-quality, short- and intermediate-term financial instruments that can be sold or pledged as collateral under a repurchase agreement. During the three months ended March 31, 2026, we maintained continuous access to funding and adapted our debt issuance to meet the needs of our members.

Secondary sources of liquidity include payments collected on mortgage loans, proceeds from the issuance of capital stock, and member deposits. In addition, under the FHLBank Act, the U.S. Treasury may purchase up to $4 billion of FHLBank COs. The terms, conditions, and interest rates in such a purchase would be determined by the U.S. Treasury. This authority may be exercised at the discretion of the U.S. Treasury with the agreement of the FHFA only if alternative means cannot be effectively employed to permit members of the FHLBanks to continue to supply reasonable amounts of funds to the mortgage market, and the ability to supply such funds is substantially impaired because of monetary stringency and high interest rates. There were no such purchases by the U.S. Treasury during the three months ended March 31, 2026.

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

For information and discussion of our guarantees and other commitments we may have, see Part I — Item 1 — Financial Statements — Notes to the Financial Statements — Note 13 — Commitments and Contingencies. For further information and discussion of the joint and several liability for FHLBank COs, see Part II — Item 8 — Financial Statements — Notes to the Financial Statements — Note 10 — Consolidated Obligations in the 2025 Annual Report.

Internal Liquidity Sources / Liquidity Management

Projected Net Cash Flow. We define projected net cash flow as projected sources of funds less projected uses of funds based on contractual maturities or expected option exercise periods, and settlement of committed assets and liabilities, as applicable. For mortgage-related cash flows and callable debt, we incorporate projected prepayments and call exercises.

Liquidity Management. We maintain our liquidity so that if projected net cash flow falls below zero on or before the 21st day following the measurement date, then management of the Bank is notified and determines whether any corrective action is necessary. We did not breach this threshold at any time during the three months ended March 31, 2026. Table 16 below shows this calculation as of March 31, 2026.

Table 16 - Projected Net Cash Flow
(dollars in thousands)

As of March 31, 2026
21 Days
Uses of funds
Interest payable	$134,905
Maturing or expected option exercise of liabilities	6,157,052
Committed asset settlements	265,770
Capital outflow	41,630
MPF delivery commitments	99,679
Projected Calls	16,000
Other	11,528
Gross uses of funds	6,726,564

Sources of funds
Interest receivable	177,448
Maturing or projected amortization of assets	15,602,785
Committed liability settlements	487,954
Cash and due from banks and interest bearing deposits	2,244,946
Gross sources of funds	18,513,133

Projected net cash flow	$11,786,569

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

We were in compliance with the Base Case Liquidity Requirement at all times during the three months ended March 31, 2026.

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

Table 17 - Funding Gap Metric

Funding Gap Metric (1)	Limit	Three-Month Average March 31, 2026	Three-Month Average December 31, 2025
3-month Funding Gap	15%	(1.3)%	(0.8)%
1-year Funding Gap	30%	15.4%	14.4%
_______________________
(1)    The funding gap metric is a positive value when maturing liabilities exceed maturing assets, as defined, within the given period. Compliance with limits is evaluated against the rolling three-month average of the month-end funding gaps.

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

Debt Financing — Consolidated Obligations

At March 31, 2026, and December 31, 2025, outstanding COs for which we are primarily liable, including both CO bonds and CO discount notes, totaled $66.2 billion and $63.6 billion, respectively. CO bonds outstanding for which we are primarily liable at March 31, 2026, and December 31, 2025, include issued callable bonds totaling $16.2 billion and $17.7 billion, respectively.

CO discount notes comprised 37.0 percent and 33.3 percent of the outstanding COs for which we are primarily liable at March 31, 2026, and December 31, 2025, respectively, but accounted for 65.3 percent and 43.6 percent of the proceeds from the issuance of such COs during the three months ended March 31, 2026 and 2025, respectively.

Overall, we continued to experience strong demand for COs among investors. During the period covered by this report, the capital markets have supported our funding needs and we have been able to issue debt in the amounts and structures required to satisfy the demand for advances and meet our funding and risk-management needs.

Capital

Total capital was $3.9 billion and $3.8 billion at March 31, 2026, and December 31, 2025, respectively.

The FHLBank Act and FHFA regulations specify that each FHLBank is required to satisfy certain minimum regulatory capital requirements. We were in compliance with these requirements at March 31, 2026, as discussed in Part I — Item 1 — Financial Statements — Notes to the Financial Statements — Note 10 — Capital.

Capital Rule

The FHFA's regulation on FHLBank capital classification and critical capital levels (the Capital Rule), among other things, establishes criteria for capital classifications and corrective action requirements for FHLBanks that are classified in any classification other than adequately capitalized. The Capital Rule requires the Director of the FHFA to determine on no less than a quarterly basis the capital classification of each FHLBank. Based on financial information as of December 31, 2025, the FHFA determined that we met the definition of adequately capitalized under the Capital Rule.

Internal Capital Practices and Policies

We maintain a level and composition of capital exceeding legal and regulatory requirements that we believe to be prudent to ensure capital adequacy, reflected in our internal minimum capital requirement, which exceeds regulatory requirements, our minimum retained earnings target, and limitations on our dividends.

Internal Minimum Capital Requirement in Excess of Regulatory Requirements

In an effort to provide protection for our capital base, we maintain an internal minimum capital requirement whereby the amount of paid-in capital stock and retained earnings (together, our actual regulatory capital) must be at least equal to the sum of 4 percent of our total assets plus an amount we measure as our risk exposure with 99 percent confidence using our economic capital model (together, our internal minimum capital requirement). As of March 31, 2026, this internal minimum capital requirement equaled $3.5 billion, which was satisfied by our actual regulatory capital of $4.0 billion.

Minimum Retained Earnings Target

Our minimum required level of retained earnings is determined monthly using rolling three-month averages. Retained earnings must be at least 4.0 percent of our total assets less outstanding capital stock plus the economic capital requirement.

At March 31, 2026, we had total retained earnings of $2.0 billion, which exceeded the limit of $1.5 billion. In the event that the Bank’s balance of retained earnings is below the limit, dividends may not exceed 40 percent of the prior quarter’s net income.

Repurchases of Excess Stock

We have the authority, but are not obliged, to repurchase excess stock, as discussed under Part I — Item 1 — Business — Capital Resources — Repurchase of Excess Stock in the 2025 Annual Report.

Table 18 - Capital Stock Requirements and Excess Capital Stock
(dollars in thousands)

	Membership Stock Investment Requirement	Activity-Based Stock Investment Requirement	Total Stock Investment Requirement (1)	Outstanding Class B Capital Stock (2)	Excess Class B Capital Stock
March 31, 2026	$364,429	$1,621,926	$1,986,374	$2,028,004	$41,630
December 31, 2025	355,203	1,550,527	1,905,751	1,940,732	34,981
_______________________
(1)    Total stock investment requirement is rounded up to the nearest $100 on an individual member basis.
(2)    Class B capital stock outstanding includes mandatorily redeemable capital stock.

To facilitate our ability to maintain a prudent level of capitalization and an efficient capital structure, while providing for an equitable allocation of excess stock ownership among members, we conduct daily repurchases of excess stock from any shareholder whose excess stock exceeds the lesser of $3 million or 3 percent of the shareholder’s total stock investment requirement, subject to a minimum repurchase amount of $100,000. We plan to continue this practice, subject to regulatory requirements and our liquidity or capital management needs, although repurchase decisions remain at our sole discretion, and we retain authority to adjust our excess stock repurchase practices subject to notice requirements defined in our Capital Plan, or to suspend repurchases of excess stock from any shareholder or all shareholders without prior notice.

Restricted Retained Earnings and the Joint Capital Agreement

At March 31, 2026, our total required contribution to the restricted retained earnings account was $640.8 million and the balance of the restricted retained earnings account was $563.4 million, thus requiring us to contribute 20 percent of net income to our restricted retained earnings account.

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

CRITICAL ACCOUNTING ESTIMATES

The preparation of financial statements in accordance with GAAP requires management to make a number of judgments, estimates, and assumptions that affect the reported amounts of assets, liabilities, income and expense. To understand the Bank's financial position and results of operations, it is important to understand the Bank's most significant accounting policies and the extent to which management uses judgment, estimates and assumptions in applying those policies. The Bank's critical accounting estimates relate to the Bank's valuation of derivatives and hedged items in a fair-value hedge relationship.

Management considers these policies to be critical because they require us to make subjective and complex judgments about matters that are inherently uncertain. Management bases its judgment and estimates on current market conditions and industry practices, historical experience, changes in the business environment and other factors that it believes to be reasonable under the circumstances. Actual results could differ materially from these estimates under different assumptions and/or conditions. The Audit Committee of our board of directors has reviewed these estimates. The assumptions involved in applying these policies are discussed in Part II — Item 7 — Management's Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Estimates in the 2025 Annual Report.

As of March 31, 2026, we have not made any significant changes to the estimates and assumptions used in applying our critical accounting policies and estimates from those used to prepare our audited financial statements.

LEGISLATIVE AND REGULATORY DEVELOPMENTS

Significant legislative and regulatory actions and developments for the period covered by this report are summarized below.

We are subject to various legal and regulatory requirements and priorities. Certain actions, regulatory priorities, and areas of focus, such as deregulation, by the current administration have changed and continue to change the regulatory environment. These changes have affected, and likely will continue to affect, certain aspects of our business operations, and could affect the financial condition, results of operations, and reputation of the Bank. For example, the FHFA repealed the Fair Lending, Fair Housing, and Equitable Housing Finance Plans regulation applicable to the FHLBanks, effective March 9, 2026, citing the administration’s deregulatory priorities.

March 2026 Executive Orders.

On March 13, 2026, the federal executive administration issued two executive orders that address mortgage credit availability and housing affordability and are pertinent to the FHLBanks.

One executive order directs the FHFA and other federal financial regulators to consider measures to:
1.expand access to mortgage credit, including potential adjustments to capital requirements for mortgage-related exposures;
2.modernize collateral valuation and transfer systems between the Federal Reserve Banks and the FHLBanks;
3.expand access to longer-dated FHLBank advances tied to residential mortgage assets;
4.develop targeted FHLBank liquidity programs for entry-level housing, owner-occupied purchase loans, and small residential builders;
5.accelerate collateral boarding and valuation processes through standardized data and digital documentation; and
6.refocus the FHLBanks’ Affordable Housing Programs to support faster execution and greater financial leverage for small-scale and owner-occupied housing projects.

This executive order also directs the FHFA and the Federal Reserve Board to consider authorizing the FHLBanks’ intermediate access to the Federal Reserve’s discount window for the FHLBanks’ depository institution members under standardized collateral, operational, and risk-management protocols. The executive order also directs the FHFA and other federal agencies to consider standardizing the acceptance of e-notes and promoting digital mortgage standards. Lastly, the FHFA, in consultation with other relevant federal agencies, is required to submit a report evaluating the efficiency of national housing finance markets and identifying potential regulatory or legislative recommendations to address any regulatory or oversight gaps.

The second executive order directs the FHFA and other federal agencies to consider reducing regulatory barriers to affordable housing construction, including by eliminating or reforming rules or programs that constrain residential development and impede housing affordability, especially the construction of affordable single-family homes.

While these executive orders could potentially affect our liquidity products, collateral and operational requirements, capital deployment, and housing-related initiatives, these executive orders do not, by themselves, change existing regulations or program requirements applicable to us and the other FHLBanks. The nature, timing, and scope of any resulting changes remain uncertain and subject to further FHFA action, such as rulemaking or guidance. We continue to monitor developments related to these executive orders and assess their potential effect on us and our members.

Considering the changes in the regulatory environment, there is uncertainty with respect to the ultimate nature and result of future regulatory actions and their ultimate effects on us and the FHLBank System. We continue to monitor these actions as they evolve and to evaluate their potential effect on the Bank. For further discussion of related risks, see Part I — Item 1A — Risk Factors in the 2025 Annual Report.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Sources and Types of Market and Interest-Rate Risk

Our balance sheet is comprised of different portfolios that require different market- and interest-rate-risk management strategies. The majority of our balance sheet is comprised of assets that can be funded individually or collectively without imposing significant residual interest-rate risk on ourselves. Sources and types of market and interest-rate risk are described in Part II — Item 7A — Quantitative and Qualitative Disclosures About Market Risk — Sources and Types of Market and Interest-Rate Risk in the 2025 Annual Report.

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

Table 19 - Interest-Rate Risk Management
(dollars in thousands)

	Outstanding Par Value/Notional Balance as of
	March 31, 2026	December 31, 2025
Fixed-rate noncallable debt, not hedged by interest-rate swaps	$6,651,905	$7,192,360
Fixed-rate callable debt not hedged by interest-rate swaps	2,085,000	2,211,000
CO debt hedged by interest-rate-exchange agreements, including both fair-value hedge relationships and economic hedge relationships(1)	29,344,652	28,800,935
Advances hedged by interest-rate-exchange agreements, including both fair-value hedge relationships and economic hedge relationships	11,726,142	11,482,436

Available-for-sale securities (non-MBS) hedged by interest-rate-exchange agreements	4,829,280	5,079,280
Available-for-sale securities (MBS) hedged by interest-rate-exchange agreements	6,645,875	6,452,745
Total hedged available-for-sale securities	11,475,155	11,532,025

Notional principal balance of forward starting interest-rate swaps hedging the anticipated future issuance of CO debt	491,000	641,000
_______________________
(1)    The amount for March 31, 2026, and December 31, 2025, includes unsettled CO bonds with a par value of $163.9 million and $50.0 million, respectively.

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

For purposes of measuring this ratio, the BVE is equal to the par value of capital stock including mandatorily redeemable capital stock, retained earnings, and accumulated other comprehensive (loss) income. At March 31, 2026, our MVE was $3.75 billion and our BVE was $3.87 billion, resulting in a ratio of MVE to BVE of 97 percent. At December 31, 2025, our MVE was $3.65 billion and our BVE was $3.78 billion, resulting in a ratio of MVE to BVE of 96 percent.

Market Value of Equity/Par Stock Ratio. We also measure the ratio of our MVE to the par value of our Class B Stock, which we refer to as our MVE to par stock ratio. We have established an MVE to par stock ratio floor of 125 percent reflecting our intent to preserve the value of our members' capital investment. As of March 31, 2026, and December 31, 2025, that ratio was 185 percent and 188 percent, respectively.

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

The table below presents the VaR estimate as of March 31, 2026, and December 31, 2025, and represents the estimates of potential reduction to our MVE from potential future changes in interest rates and other market factors, as described above. Estimated potential market value loss exposures are expressed as a percentage of the current MVE. The table is intended to represent a statistically based range of VaR exposures.

Table 20 - Value-at-Risk
(dollars in millions)

	Value-at-Risk (Gain) Loss Exposure
	March 31, 2026		December 31, 2025
Confidence Level	% of MVE (1)	Amount	% of MVE (1)	Amount
50%	6.59%	$247.2	6.46%	$235.6
75%	7.81	292.9	7.53	274.6
95%	9.73	364.9	9.45	344.6
99%	11.69	438.3	10.46	381.1

Average of five worst scenarios as of period end	12.08	452.7	11.00	400.8
_____________________________
(1)    Loss exposure is expressed as a percentage of base MVE.

Duration of Equity. We have established a limit of +/- 4.0 years for duration of equity based on a balanced consideration of market-value sensitivity and net interest-income sensitivity. Should the limit be exceeded, our policies require us to notify our board of directors' Risk Committee of such a breach.

Our duration of equity was +1.74 years at March 31, 2026, compared with +1.54 years at December 31, 2025. For purposes of managing against our duration of equity limits, we apply one method that constrains projected future interest rates and discounting yields to a minimum of zero percent and another method that does not constrain interest rates to a minimum of zero percent. For the periods ended March 31, 2026, and December 31, 2025, the results of the constrained and unconstrained metrics were the same. We did not exceed our duration of equity limit at any time during the quarter ended March 31, 2026, or the year ended December 31, 2025.

MVE Sensitivity. We measure MVE sensitivity by using the percent change in MVE from base in an up or down 200 basis point parallel rate shock scenario.

See Table 21 for our MVE sensitivity, as calculated in accordance with guidance from the FHFA which requires that we constrain projected future interest rates and discounting yields to a minimum of zero percent.

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

Our duration gap was +1.09 months at March 31, 2026, compared with +0.97 months at December 31, 2025.

For the periods ended March 31, 2026, and December 31, 2025, the results of the constrained and unconstrained metrics were the same.

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

Economic Capital Ratio Limit. We have established a limit of 4.0 percent for the ratio of the MVE to the market value of assets, referred to as the economic capital ratio. Our economic capital ratio was 5.2 percent as of March 31, 2026, compared with 5.3 percent as of December 31, 2025.

Certain Market and Interest-Rate Risk Metrics under Potential Interest-Rate Scenarios

We also monitor the sensitivities of MVE and the duration of equity to potential interest-rate scenarios. The following table presents certain market and interest-rate risk metrics under different interest-rate scenarios.

Table 21 - Market and Interest-Rate Risk Metrics
(dollars in millions)

	March 31, 2026
	Down 300(1)	Down 200(1)	Down 100(1)	Base	Up 100	Up 200	Up 300
MVE	$3,951	$3,876	$3,810	$3,749	$3,679	$3,601	$3,517
Percent change in MVE from base	5.4%	3.4%	1.6%	—%	(1.9)%	(3.9)%	(6.2)%
MVE/BVE	102%	100%	99%	97%	95%	93%	91%
MVE/Par Stock	195%	191%	188%	185%	181%	178%	173%
Duration of Equity	+2.38 years	+1.79 years	+1.62 years	+1.74 years	+2.01 years	+2.25 years	+2.51 years
Return on Capital Stock less SOFR	3.4%	3.8%	4.4%	5.6%	5.7%	6.0%	6.4%
Net income percent change from base	(55.6)%	(40.1)%	(22.9)%	—%	11.8%	26.1%	40.1%

	December 31, 2025
	Down 300(1)	Down 200(1)	Down 100(1)	Base	Up 100	Up 200	Up 300
MVE	$3,831	$3,758	$3,701	$3,645	$3,586	$3,520	$3,448
Percent change in MVE from base	5.1%	3.1%	1.5%	—%	(1.6)%	(3.4)%	(5.4)%
MVE/BVE	101%	99%	98%	96%	95%	93%	91%
MVE/Par Stock	197%	194%	191%	188%	185%	181%	178%
Duration of Equity	+2.62 years	+1.55 years	+1.56 years	+1.54 years	+1.75 years	+1.96 years	+2.19 years
Return on Capital Stock less SOFR	1.8%	2.4%	3.3%	4.5%	5.4%	6.1%	6.7%
Net income percent change from base	(72.7)%	(51.5)%	(28.1)%	—%	24.4%	45.1%	65.4%
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

Our management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures, with the participation of the president and chief executive officer and the chief financial officer, as of March 31, 2026. Based on that evaluation, our president and chief executive officer and chief financial officer have concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of March 31, 2026.

Changes in Internal Control over Financial Reporting

During the quarter ended March 31, 2026, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, we are subject to various legal proceedings arising in the normal course of business. After consultation with legal counsel, we do not anticipate that the ultimate liability, if any, arising out of these matters will have a material adverse effect on our financial condition or results of operations.

ITEM 1A. RISK FACTORS

In addition to the information presented in this report, readers should carefully consider the risk factors set forth in the 2025 Annual Report, which could materially impact our business, financial condition, or future results. These risks are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem immaterial may also materially impact us.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Number	Exhibit Description	Reference

10.1	Federal Home Loan Bank of Boston 2026 Executive Incentive Plan	Exhibit 10.1 to our 8-K filed with the SEC on March 16, 2026
31.1	Certification of the president and chief executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed within this Form 10-Q
31.2	Certification of the chief financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed within this Form 10-Q
32.1	Certification of the president and chief executive officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed within this Form 10-Q
32.2	Certification of the chief financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed within this Form 10-Q
101.INS	XBRL Instance Document	The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document	Filed within this Form 10-Q
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	Filed within this Form 10-Q
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	Filed within this Form 10-Q
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	Filed within this Form 10-Q
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	Filed within this Form 10-Q
104	The cover page of the Bank’s Quarterly report on Form 10-Q, formatted in Inline XBRL	Included within the Exhibit 101 attachments
* Management contract or compensatory plan. Portions of this exhibit have been omitted.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date	FEDERAL HOME LOAN BANK OF BOSTON (Registrant)

May 7, 2026	By:	/s/	Timothy J. Barrett
Timothy J. Barrett President and Chief Executive Officer

May 7, 2026	By:	/s/	Frank Nitkiewicz
Frank Nitkiewicz Executive Vice President, Chief Operating Officer and Chief Financial Officer