Form 10-Q
period 2026-06-30
Federal Home Loan Bank of Boston
filed 2026-08-13
CIK 1331463

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
OR
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

Shares outstanding as of July 31, 2026 (in thousands)
Class B Stock, par value	$100	20,683

FEDERAL HOME LOAN BANK OF BOSTON
Form 10-Q

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

FEDERAL HOME LOAN BANK OF BOSTON STATEMENTS OF CONDITION (dollars and shares in thousands, except par value) (unaudited)
	June 30, 2026	December 31, 2025
ASSETS
Cash and due from banks	$15,190	$1,184
Interest-bearing deposits	2,561,421	2,052,365
Securities purchased under agreements to resell	3,500,000	4,500,000
Federal funds sold	4,640,000	2,959,000
Investment securities:
Trading securities	—	1,401
Available-for-sale securities (amortized cost of $16,660,566 and $15,827,283 at June 30, 2026 and December 31, 2025, respectively)	16,478,772	15,643,385
Held-to-maturity securities (a)	45,430	50,192
Total investment securities	16,524,202	15,694,978
Advances	44,952,558	38,762,563
Mortgage loans held for portfolio, net of allowance for credit losses of $2,700 and $2,600 at June 30, 2026 and December 31, 2025, respectively	4,527,656	4,285,722
Accrued interest receivable	188,747	181,543
Derivative assets, net	333,413	295,723
Other assets	79,127	79,571
Total Assets	$77,322,314	$68,812,649
LIABILITIES
Deposits
Interest-bearing	$834,401	$861,838
Non-interest-bearing	52,598	53,461
Total deposits	886,999	915,299
Consolidated obligations (COs):
Bonds	48,077,888	42,429,753
Discount notes	23,765,892	21,196,160
Total consolidated obligations	71,843,780	63,625,913
Mandatorily redeemable capital stock	8,072	4,122
Accrued interest payable	307,276	296,829
Affordable Housing Program (AHP) payable	118,761	113,786
Derivative liabilities, net	5,840	2,311
Other liabilities	79,820	75,050
Total liabilities	73,250,548	65,033,310
Commitments and contingencies (Note 13)
CAPITAL
Capital stock – Class B – putable ($100 par value), 22,045 shares and 19,366 shares issued and outstanding at June 30, 2026 and December 31, 2025, respectively	2,204,459	1,936,610
Retained earnings:
Unrestricted	1,427,624	1,421,472
Restricted	572,463	554,561
Total retained earnings	2,000,087	1,976,033
Accumulated other comprehensive loss	(132,780)	(133,304)
Total capital	4,071,766	3,779,339
Total Liabilities and Capital	$77,322,314	$68,812,649
_______________________________________
(a)    Fair values of held-to-maturity securities were $45,593 and $50,353 at June 30, 2026, and December 31, 2025, respectively.

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF BOSTON STATEMENTS OF OPERATIONS (dollars in thousands) (unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
INTEREST INCOME
Advances	$421,973	$508,614	$795,920	$1,024,078
Interest-bearing deposits	23,775	26,531	46,198	53,615
Securities purchased under agreements to resell	39,041	34,320	80,202	57,999
Federal funds sold	45,190	61,540	80,870	122,058
Investment securities:
Trading securities	5	19	33	38
Available-for-sale securities	166,241	201,163	331,044	394,895
Held-to-maturity securities	564	759	1,154	1,602
Total investment securities	166,810	201,941	332,231	396,535
Mortgage loans held for portfolio	49,913	41,358	98,728	80,810
Total interest income	746,702	874,304	1,434,149	1,735,095
INTEREST EXPENSE
Consolidated obligations:
Bonds	414,817	601,501	806,114	1,175,715
Discount notes	232,970	168,648	437,882	355,810
Total consolidated obligations	647,787	770,149	1,243,996	1,531,525
Deposits	5,336	6,035	10,724	12,532
Mandatorily redeemable capital stock	134	78	234	164
Other borrowings	4	7	8	50
Total interest expense	653,261	776,269	1,254,962	1,544,271
NET INTEREST INCOME	93,441	98,035	179,187	190,824
Provision for credit losses	100	208	100	208
NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES	93,341	97,827	179,087	190,616
OTHER INCOME (LOSS)
Service fees	3,259	3,249	6,501	6,353
Other, net	(981)	(1,026)	(3,985)	(228)
Total other income	2,278	2,223	2,516	6,125
OTHER EXPENSE
Compensation and benefits	13,635	12,752	27,937	26,060
Other operating expenses	8,412	8,975	16,010	16,145
AHP voluntary contribution	1,934	2,238	5,896	6,672
Discretionary housing and community investment programs	17,405	20,142	23,974	24,959
Federal Housing Finance Agency (the FHFA)	1,322	1,556	2,644	3,112
Office of Finance	1,455	1,140	2,715	2,373
Other	1,230	1,063	2,947	1,903
Total other expense	45,393	47,866	82,123	81,224
INCOME BEFORE ASSESSMENTS	50,226	52,184	99,480	115,517
AHP assessments	5,036	5,226	9,971	11,568
NET INCOME	$45,190	$46,958	$89,509	$103,949

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF BOSTON STATEMENTS OF COMPREHENSIVE INCOME (dollars in thousands) (unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
Net income	$45,190	$46,958	$89,509	$103,949
Other comprehensive income:
Net change in fair-value of available-for-sale securities	15,514	(28,492)	2,104	19,255
Net change relating to hedging activities	(32)	(5,575)	(1,567)	(12,894)
Pension and postretirement benefits	(6)	(1)	(13)	(390)
Total other comprehensive income (loss)	15,476	(34,068)	524	5,971
Comprehensive income	$60,666	$12,890	$90,033	$109,920

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF BOSTON STATEMENTS OF CAPITAL THREE AND SIX MONTHS ENDED JUNE 30, 2026 and 2025 (dollars and shares in thousands) (unaudited)

	Capital Stock Class B – Putable		Retained Earnings			Accumulated Other Comprehensive Loss
	Shares	Par Value	Unrestricted	Restricted	Total		Total Capital
BALANCE, MARCH 31, 2025	22,074	$2,207,384	$1,407,846	$520,643	$1,928,489	$(214,983)	$3,920,890
Comprehensive income (loss)			37,567	9,391	46,958	(34,068)	12,890
Proceeds from issuance of capital stock	6,835	683,532					683,532
Repurchase/redemption of capital stock	(5,990)	(598,922)					(598,922)
Stock reclassified to mandatorily redeemable capital stock	—	(53)					(53)
Cash dividends on capital stock			(40,747)		(40,747)		(40,747)
BALANCE, JUNE 30, 2025	22,919	$2,291,941	$1,404,666	$530,034	$1,934,700	$(249,051)	$3,977,590

BALANCE, MARCH 31, 2026	20,199	$2,019,932	$1,423,025	$563,425	$1,986,450	$(148,256)	$3,858,126
Comprehensive income			36,152	9,038	45,190	15,476	60,666
Proceeds from issuance of capital stock	10,237	1,023,725					1,023,725
Repurchase of capital stock	(8,391)	(839,198)					(839,198)
Cash dividends on capital stock			(31,553)		(31,553)		(31,553)
BALANCE, JUNE 30, 2026	22,045	$2,204,459	$1,427,624	$572,463	$2,000,087	$(132,780)	$4,071,766

BALANCE, DECEMBER 31, 2024	21,952	$2,195,167	$1,403,455	$509,245	$1,912,700	$(255,022)	$3,852,845
Comprehensive income			83,160	20,789	103,949	5,971	109,920
Proceeds from issuance of capital stock	13,352	1,335,274					1,335,274
Repurchase/redemption of capital stock	(12,385)	(1,238,447)					(1,238,447)
Stock reclassified to mandatorily redeemable capital stock	—	(53)					(53)
Cash dividends on capital stock			(81,949)		(81,949)		(81,949)
BALANCE, JUNE 30, 2025	22,919	$2,291,941	$1,404,666	$530,034	$1,934,700	$(249,051)	$3,977,590

BALANCE, DECEMBER 31, 2025	19,366	$1,936,610	$1,421,472	$554,561	$1,976,033	$(133,304)	$3,779,339
Comprehensive income			71,607	17,902	89,509	524	90,033
Proceeds from issuance of capital stock	16,669	1,666,907					1,666,907
Repurchase/redemption of capital stock	(13,940)	(1,394,058)					(1,394,058)
Stock reclassified to mandatorily redeemable capital stock	(50)	(5,000)					(5,000)
Cash dividends on capital stock			(65,455)		(65,455)		(65,455)
BALANCE, JUNE 30, 2026	22,045	$2,204,459	$1,427,624	$572,463	$2,000,087	$(132,780)	$4,071,766

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF BOSTON STATEMENTS OF CASH FLOWS (dollars in thousands) (unaudited)
	For the Six Months Ended June 30,
	2026	2025
OPERATING ACTIVITIES
Net income	$89,509	$103,949
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization/(accretion)	8,994	(41,974)
Provision for credit losses	100	208
Net change in derivatives and hedging activities	87,747	(355,211)
Other adjustments, net	6,677	9,048
Net change in:
Market value of trading securities	(18)	35
Accrued interest receivable	(7,204)	2,398
Other assets	(970)	(5,930)
Accrued interest payable	10,421	58,272
Other liabilities	9,766	7,828
Total adjustments	115,513	(325,326)
Net cash provided by (used in) operating activities	205,022	(221,377)

INVESTING ACTIVITIES
Net change in:
Interest-bearing deposits	(481,686)	277,164
Securities purchased under agreements to resell	1,000,000	(2,400,000)
Federal funds sold	(1,681,000)	(1,610,000)
Advances to members	(6,271,574)	(1,913,987)
Trading securities:
Proceeds	1,419	—
Available-for-sale securities:
Proceeds	844,141	819,342
Purchases	(1,736,505)	(977,269)
Held-to-maturity securities:
Proceeds	4,838	6,231
Mortgage loans held for portfolio:
Proceeds	275,844	161,618
Purchases	(522,682)	(426,810)
Other investing activities, net	(1,278)	(823)
Net cash used in investing activities	(8,568,483)	(6,064,534)

FEDERAL HOME LOAN BANK OF BOSTON STATEMENTS OF CASH FLOWS — (Continued) (dollars in thousands) (unaudited)
	For the Six Months Ended June 30,
	2026	2025
FINANCING ACTIVITIES
Net change in deposits	(38,416)	(59,299)
Net receipts (payments) on derivatives with a financing element	5,101	(6,198)
Net proceeds from issuance of consolidated obligations:
Discount notes	46,170,366	35,080,300
Bonds	28,077,720	32,073,542
Bonds transferred from other FHLBanks	749,988	—
Payments for maturing and retiring consolidated obligations:
Discount notes	(43,648,080)	(34,198,902)
Bonds	(23,145,535)	(26,605,670)
Payment of financing lease	(21)	(20)
Proceeds from issuance of capital stock	1,666,907	1,335,274
Payments for repurchase of capital stock	(1,394,058)	(1,238,447)
Payments for redemption of mandatorily redeemable capital stock	(1,050)	(905)
Cash dividends paid	(65,455)	(81,949)
Net cash provided by financing activities	8,377,467	6,297,726
Net increase in cash and due from banks	14,006	11,815
Cash and due from banks at beginning of the period	1,184	5,149
Cash and due from banks at end of the period	$15,190	$16,964
Supplemental disclosures:
Interest paid	$1,214,179	$1,526,550
Noncash transfers of mortgage loans held for portfolio to other assets	$216	$347

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

Note 3 — Investments

Available-for-sale Securities

Table 3.1 - Available-for-Sale Securities by Major Security Type
(dollars in thousands)

	June 30, 2026
		Amounts Recorded in Accumulated Other Comprehensive Income
	Amortized Cost (1)	Unrealized Gains	Unrealized Losses	Fair Value
U.S. Treasury obligations	$4,065,646	$3,017	$—	$4,068,663
State housing-finance-agency obligations (HFA securities)	151,071	446	(183)	151,334
Supranational institutions	239,718	—	(881)	238,837
U.S. government-owned corporations	233,857	—	(6,916)	226,941
Government-sponsored enterprise (GSE)	96,960	—	(2,454)	94,506
	4,787,252	3,463	(10,434)	4,780,281
Mortgage-backed securities (MBS)
U.S. government guaranteed – single-family	94,054	333	(1,345)	93,042
U.S. government guaranteed – multifamily	494,523	—	(47,931)	446,592
GSE – single-family	2,192,226	8,280	(27,286)	2,173,220
GSE – multifamily	9,092,511	21,680	(128,554)	8,985,637
	11,873,314	30,293	(205,116)	11,698,491
Total	$16,660,566	$33,756	$(215,550)	$16,478,772

	December 31, 2025
		Amounts Recorded in Accumulated Other Comprehensive Income
	Amortized Cost (1)	Unrealized Gains	Unrealized Losses	Fair Value
U.S. Treasury obligations	$4,294,898	$1,744	$(287)	$4,296,355
HFA securities	63,306	181	—	63,487
Supranational institutions	244,781	—	(1,387)	243,394
U.S. government-owned corporations	238,143	—	(8,078)	230,065
GSE	98,926	—	(2,391)	96,535
	4,940,054	1,925	(12,143)	4,929,836
MBS
U.S. government guaranteed – single-family	112,743	106	(1,352)	111,497
U.S. government guaranteed – multifamily	499,715	—	(47,277)	452,438
GSE – single-family	2,392,461	6,166	(30,543)	2,368,084
GSE – multifamily	7,882,310	24,087	(124,867)	7,781,530
	10,887,229	30,359	(204,039)	10,713,549
Total	$15,827,283	$32,284	$(216,182)	$15,643,385
_______________________
(1)    Amortized cost of available-for-sale securities includes adjustments made to the cost basis of an investment for accretion, amortization, collection of cash, and fair-value hedge accounting adjustments. Amortized cost excludes accrued interest receivable of $46.3 million and $41.8 million at June 30, 2026, and December 31, 2025, respectively.

Table 3.2 - Available-for-Sale Securities in a Continuous Unrealized Loss Position
(dollars in thousands)

	June 30, 2026
	Continuous Unrealized Loss Less than 12 Months		Continuous Unrealized Loss 12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
HFA securities	$21,583	$(183)	$—	$—	$21,583	$(183)
Supranational institutions	—	—	238,837	(881)	238,837	(881)
U.S. government-owned corporations	—	—	226,941	(6,916)	226,941	(6,916)
GSE	—	—	94,506	(2,454)	94,506	(2,454)
	21,583	(183)	560,284	(10,251)	581,867	(10,434)
MBS
U.S. government guaranteed – single-family	—	—	9,915	(1,345)	9,915	(1,345)
U.S. government guaranteed – multifamily	—	—	446,592	(47,931)	446,592	(47,931)
GSE – single-family	—	—	715,706	(27,286)	715,706	(27,286)
GSE – multifamily	1,314,360	(3,191)	4,532,277	(125,363)	5,846,637	(128,554)
	1,314,360	(3,191)	5,704,490	(201,925)	7,018,850	(205,116)
Total	$1,335,943	$(3,374)	$6,264,774	$(212,176)	$7,600,717	$(215,550)

	December 31, 2025
	Continuous Unrealized Loss Less than 12 Months		Continuous Unrealized Loss 12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury obligations	$—	$—	$1,420,537	$(287)	$1,420,537	$(287)
Supranational institutions	—	—	243,394	(1,387)	243,394	(1,387)
U.S. government-owned corporations	—	—	230,065	(8,078)	230,065	(8,078)
GSE	—	—	96,535	(2,391)	96,535	(2,391)
	—	—	1,990,531	(12,143)	1,990,531	(12,143)
MBS
U.S. government guaranteed – single-family	58,687	(78)	11,110	(1,274)	69,797	(1,352)
U.S. government guaranteed – multifamily	—	—	452,438	(47,277)	452,438	(47,277)
GSE – single-family	510,297	(1,145)	507,029	(29,398)	1,017,326	(30,543)
GSE – multifamily	—	—	4,780,948	(124,867)	4,780,948	(124,867)
	568,984	(1,223)	5,751,525	(202,816)	6,320,509	(204,039)
Total	$568,984	$(1,223)	$7,742,056	$(214,959)	$8,311,040	$(216,182)

Table 3.3 - Available-for-Sale Securities by Contractual Maturity
(dollars in thousands)

	June 30, 2026		December 31, 2025
Year of Maturity	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$772,122	$772,567	$774,639	$775,179
Due after one year through five years	3,614,224	3,616,136	3,848,656	3,848,312
Due after five years through 10 years	47,480	47,497	17,976	17,995
Due after 10 years	353,426	344,081	298,783	288,350
	4,787,252	4,780,281	4,940,054	4,929,836
MBS (1)	11,873,314	11,698,491	10,887,229	10,713,549
Total	$16,660,566	$16,478,772	$15,827,283	$15,643,385
_______________________
(1)    MBS are not presented by contractual maturity because their expected maturities will likely differ from contractual maturities since borrowers of the underlying loans may have the right to call or prepay obligations with or without call or prepayment fees.

Held-to-Maturity Securities

Table 3.4 - Held-to-Maturity Securities by Major Security Type
(dollars in thousands)

	June 30, 2026
	Amortized Cost(1)	Gross Unrecognized Holding Gains	Gross Unrecognized Holding Losses	Fair Value
MBS
U.S. government guaranteed – single-family	$2,212	$16	$—	$2,228
GSE – single-family	43,218	414	(267)	43,365
Total	$45,430	$430	$(267)	$45,593

	December 31, 2025
	Amortized Cost(1)	Gross Unrecognized Holding Gains	Gross Unrecognized Holding Losses	Fair Value
MBS
U.S. government guaranteed – single-family	$2,374	$15	$—	$2,389
GSE – single-family	47,818	453	(307)	47,964
Total	$50,192	$468	$(307)	$50,353
_______________________
(1)    Amortized cost of held-to-maturity securities includes adjustments made to the cost basis of an investment for accretion, amortization, and collection of cash. Amortized cost excludes accrued interest receivable of $212 thousand and $257 thousand at June 30, 2026, and December 31, 2025, respectively.

Note 4 — Advances

General Terms. At both June 30, 2026, and December 31, 2025, we had advances outstanding with interest rates ranging from 0.00 percent to 6.23 percent.

Table 4.1 - Advances Outstanding by Year of Contractual Maturity
(dollars in thousands)

	June 30, 2026		December 31, 2025
	Amount	Weighted Average Rate	Amount	Weighted Average Rate
Overdrawn demand-deposit accounts	$54	4.15%	$1,585	4.07%
Due in one year or less	27,261,397	3.88	23,813,774	3.93
Due after one year through two years	10,113,495	3.85	5,988,118	4.00
Due after two years through three years	3,782,483	3.80	4,138,391	3.62
Due after three years through four years	1,043,594	3.56	2,168,610	3.82
Due after four years through five years	2,006,335	3.57	1,281,603	3.67
Due after five years through fifteen years	828,527	3.46	1,369,128	3.29
Thereafter	35,571	2.42	38,673	2.20
Total par value	45,071,456	3.84%	38,799,882	3.87%
Discounts	(45,732)		(44,026)
Fair value hedging adjustments	(73,166)		6,707
Total (1)	$44,952,558		$38,762,563
_________________________
(1)    Excludes accrued interest receivable of $104.6 million and $102.8 million at June 30, 2026, and December 31, 2025, respectively.

Table 4.2 - Advances Outstanding by Year of Contractual Maturity or Next Call Date
(dollars in thousands)

	June 30, 2026	December 31, 2025
Overdrawn demand-deposit accounts	$54	$1,585
Due in one year or less	34,647,750	27,534,061
Due after one year through two years	4,132,947	3,345,538
Due after two years through three years	3,301,889	3,774,864
Due after three years through four years	859,727	1,986,494
Due after four years through five years	1,264,991	785,997
Due after five years through fifteen years	828,527	1,332,670
Thereafter	35,571	38,673
Total par value	$45,071,456	$38,799,882

We currently hold putable advances that provide us with the right to require repayment prior to maturity of the advance (and thereby extinguish the advance) on predetermined exercise dates (put dates). Generally, we would exercise the put options when interest rates increase relative to contractual rates.

Table 4.3 - Advances Outstanding by Year of Contractual Maturity or Next Put Date
(dollars in thousands)

	June 30, 2026	December 31, 2025
Overdrawn demand-deposit accounts	$54	$1,585
Due in one year or less	31,714,397	29,185,444
Due after one year through two years	9,012,995	4,667,948
Due after two years through three years	1,942,983	2,727,891
Due after three years through four years	604,594	716,610
Due after four years through five years	1,361,835	727,603
Due after five years through fifteen years	399,027	734,128
Thereafter	35,571	38,673
Total par value	$45,071,456	$38,799,882

Table 4.4 - Advances by Current Interest Rate Terms
(dollars in thousands)

	June 30, 2026	December 31, 2025
Fixed-rate	$30,125,525	$29,809,055
Variable-rate	14,945,931	8,990,827
Total par value	$45,071,456	$38,799,882

At June 30, 2026, and December 31, 2025, none of our advances were past due, on nonaccrual status, or considered impaired. In addition, there were no modifications for borrowers experiencing financial difficulties related to advances during the six months ended June 30, 2026, and 2025.

Based upon the collateral held as security, our credit extension and collateral policies, management's credit analysis, and the repayment history on advances, we have not recorded any allowance for credit losses on our advances at June 30, 2026, and December 31, 2025.

Note 5 — Mortgage Loans Held for Portfolio

Mortgage loans are either guaranteed or insured by federal agencies, as is the case with government mortgage loans, or are credit-enhanced, directly or indirectly, by the related entity that sold the loan (a participating financial institution), as is the case with conventional mortgage loans. All such investments are held for portfolio.

Table 5.1 - Mortgage Loans Held for Portfolio
(dollars in thousands)

	June 30, 2026	December 31, 2025
Real estate
Fixed-rate 15-year single-family mortgages	$121,766	$130,224
Fixed-rate 20- and 30-year single-family mortgages	4,373,441	4,118,175
Premiums	49,756	49,556
Discounts	(13,862)	(9,692)
Deferred derivative (losses) gains, net	(745)	59
Total mortgage loans held for portfolio(1)	4,530,356	4,288,322
Less: allowance for credit losses	(2,700)	(2,600)
Total mortgage loans, net of allowance for credit losses	$4,527,656	$4,285,722
________________________
(1)    Excludes accrued interest receivable of $33.2 million and $31.6 million at June 30, 2026, and December 31, 2025, respectively.

Table 5.2 - Mortgage Loans Held for Portfolio by Collateral/Guarantee Type
(dollars in thousands)

	June 30, 2026	December 31, 2025
Conventional mortgage loans	$4,382,274	$4,128,300
Government mortgage loans	112,933	120,099
Total par value	$4,495,207	$4,248,399

Payment Status of Mortgage Loans. Amounts past due 30 days or more on conventional mortgage loans at June 30, 2026, and December 31, 2025, totaled $36.2 million and $38.8 million, respectively, and are based on amortized cost, which excludes accrued interest receivable. The serious delinquency rate of conventional mortgage loans as a percentage of total conventional mortgage loans at June 30, 2026, and December 31, 2025, was 0.13 percent and 0.16 percent, respectively. Seriously delinquent loans comprise all conventional mortgage loans that are 90 days or more past due and conventional mortgage loans in the process of foreclosure.

Note 6 — Derivatives and Hedging Activities

Table 6.1 - Fair Value of Derivative Instruments
(dollars in thousands)

	June 30, 2026			December 31, 2025
	Notional Amount of Derivatives	Derivative Assets	Derivative Liabilities	Notional Amount of Derivatives	Derivative Assets	Derivative Liabilities
Derivatives designated as hedging instruments
Interest-rate swaps	$42,460,742	$65,263	$(240,471)	$44,092,961	$72,227	$(299,312)
Forward-start interest-rate swaps	491,000	323	—	641,000	469	—
Total derivatives designated as hedging instruments	42,951,742	65,586	(240,471)	44,733,961	72,696	(299,312)

Derivatives not designated as hedging instruments
Interest-rate swaps	7,580,681	15	(268)	7,722,435	49	(133)
Mortgage-delivery firm commitments (1)	89,372	189	(77)	59,316	114	(28)
Total derivatives not designated as hedging instruments	7,670,053	204	(345)	7,781,751	163	(161)
Total notional amount of derivatives	$50,621,795			$52,515,712
Total derivatives before netting and collateral adjustments		65,790	(240,816)		72,859	(299,473)
Netting adjustments and cash collateral, including related accrued interest (2)		267,623	234,976		222,864	297,162
Derivative assets and derivative liabilities		$333,413	$(5,840)		$295,723	$(2,311)
_______________________
(1)    Mortgage-delivery firm commitments are classified as derivatives with changes in fair value recorded in other income.
(2)    Amounts represent the effect of master-netting agreements intended to allow us to settle positive and negative positions with the same counterparty. Cash collateral posted, including accrued interest, was $510.1 million and $243.3 million at June 30, 2026, and December 31, 2025, respectively. The change in cash collateral posted is included in the net change in interest-bearing deposits in the statement of cash flows. Cash collateral received, including accrued interest, was $7.5 million and $17.7 million at June 30, 2026, and December 31, 2025, respectively.

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

Table 6.2 - Net Gains (Losses) on Fair Value Hedging Relationships
(dollars in thousands)

	For the Three Months Ended June 30, 2026
	Advances	Available-for-sale Securities	CO Bonds
Total interest income (expense) presented on the statements of operations	$421,973	$166,241	$(414,817)

Gains (losses) on fair value hedging relationships
Changes in fair value:
Derivatives	$44,573	$65,031	$(15,281)
Hedged items	(43,891)	(63,226)	15,092
Net changes in fair value before price alignment interest	682	1,805	(189)
Price alignment interest(1)	(426)	(1,473)	36
Net interest settlements on derivatives(2)(3)	9,921	30,459	(29,421)
Net gains (losses) on qualifying hedging relationships	10,177	30,791	(29,574)
Amortization/accretion of discontinued hedging relationships	(123)	13,649	590
Net gains (losses) on derivatives and hedging activities recorded in net interest income	$10,054	$44,440	$(28,984)

	For the Three Months Ended June 30, 2025
	Advances	Available-for-sale Securities	CO Bonds
Total interest income (expense) presented on the statements of operations	$508,614	$201,163	$(601,501)

Gains (losses) on fair value hedging relationships
Changes in fair value:
Derivatives	$(33,825)	$(118,654)	$102,221
Hedged items	33,135	118,143	(102,131)
Net changes in fair value before price alignment interest	(690)	(511)	90
Price alignment interest(1)	(1,628)	(1,696)	218
Net interest settlements on derivatives(2)(3)	27,027	65,064	(79,129)
Net gains (losses) on qualifying hedging relationships	24,709	62,857	(78,821)
Amortization/accretion of discontinued hedging relationships	(288)	14,460	571
Net gains (losses) on derivatives and hedging activities recorded in net interest income	$24,421	$77,317	$(78,250)

	For the Six Months Ended June 30, 2026
	Advances	Available-for-sale Securities	CO Bonds
Total interest income (expense) presented on the statements of operations	$795,920	$331,044	$(806,114)

Gains (losses) on fair value hedging relationships
Changes in fair value:
Derivatives	$80,810	$98,026	$(31,468)
Hedged items	(79,460)	(96,519)	31,144
Net changes in fair value before price alignment interest	1,350	1,507	(324)
Price alignment interest(1)	(720)	(2,421)	13
Net interest settlements on derivatives(2)(3)	19,977	64,162	(69,156)
Net gains (losses) on qualifying hedging relationships	20,607	63,248	(69,467)
Amortization/accretion of discontinued hedging relationships	(249)	27,160	1,170
Net gains (losses) on derivatives and hedging activities recorded in net interest income	$20,358	$90,408	$(68,297)

	For the Six Months Ended June 30, 2025
	Advances	Available-for-sale Securities	CO Bonds
Total interest income (expense) presented on the statements of operations	$1,024,078	$394,895	$(1,175,715)

Gains (losses) on fair value hedging relationships
Changes in fair value:
Derivatives	$(97,602)	$(288,154)	$244,635
Hedged items	95,780	285,440	(244,170)
Net changes in fair value before price alignment interest	(1,822)	(2,714)	465
Price alignment interest(1)	(2,882)	(7,066)	378
Net interest settlements on derivatives(2)(3)	54,036	135,749	(160,720)
Net gains (losses) on qualifying hedging relationships	49,332	125,969	(159,877)
Amortization/accretion of discontinued hedging relationships	(512)	24,495	1,135
Net gains (losses) on derivatives and hedging activities recorded in net interest income	$48,820	$150,464	$(158,742)
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

Table 6.3 presents the net gains (losses) on qualifying cash flow hedging relationships.

Table 6.3 - Net (Losses) Gains on Cash Flow Hedging Relationships
(dollars in thousands)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
Forward-start interest rate swaps - CO Bonds
Gains reclassified from accumulated other comprehensive loss into interest expense	$2,507	$2,506	$4,620	$5,565
Gains (losses) recognized in other comprehensive income	2,475	(3,069)	3,053	(7,329)

Table 6.4 - Cumulative Basis Adjustments for Fair-Value Hedges
(dollars in thousands)

	June 30, 2026
	Advances	Available-for-sale Securities	CO Bonds
Amortized cost of hedged asset/liability(1)	$11,983,424	$11,930,756	$18,242,127

Fair value hedging adjustments included in amortized cost
Basis adjustments for active hedging relationships	$(76,963)	$(235,296)	$(246,400)
Basis adjustments for discontinued hedging relationships	3,797	(254,486)	21,716
Cumulative amount of fair value hedging basis adjustments	$(73,166)	$(489,782)	$(224,684)

	December 31, 2025
	Advances	Available-for-sale Securities	CO Bonds
Amortized cost of hedged asset/ liability(1)	$11,998,893	$10,960,097	$21,246,143

Fair value hedging adjustments included in amortized cost
Basis adjustments for active hedging relationships	$2,661	$(138,777)	$(215,255)
Basis adjustments for discontinued hedging relationships	4,046	(281,646)	22,886
Cumulative amount of fair value hedging basis adjustments	$6,707	$(420,423)	$(192,369)
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

Table 6.5 - Impact of Variation Margin for Cleared Derivatives on the Statement of Cash Flows
(dollars in thousands)

	Increase (decrease) on Cash Flow Statement
	For the Six Months Ended June 30,
	2026	2025
Operating activity - net change in derivatives and hedging activities	$57,876	$(522,829)
Financing activity - net receipts (payments) on derivatives with a financing element	8,367	(4,667)
Total variation margin received (paid) on cleared derivatives	$66,243	$(527,496)

Offsetting of Certain Derivatives. Table 6.6 presents separately the fair value of derivatives that are subject to netting due to a legal right of offset based on the terms of our master netting arrangements or similar agreements as of June 30, 2026, and December 31, 2025, which includes cleared and uncleared interest rate swaps, and the fair value of derivatives that are not subject to such netting, which includes mortgage delivery firm commitments. Derivatives subject to netting include any related cash collateral received from or pledged to counterparties.

Table 6.6 - Netting of Derivative Assets and Derivative Liabilities
(dollars in thousands)

	June 30, 2026
	Derivative Instruments Meeting Netting Requirements
	Gross Recognized Amount	Gross Amounts of Netting Adjustments and Cash Collateral	Derivative Instruments Not Meeting Netting Requirements	Total Derivative Assets and Total Derivative Liabilities	Non-cash Collateral Received - Can Be Sold or Repledged (1)	Net Amount
Derivative Assets
Interest-rate swaps
Uncleared	$46,066	$(39,980)		$6,086	$(3,367)	$2,719
Cleared	19,535	307,603		327,138	—	327,138
Mortgage delivery firm commitments			$189	189		189
Total				$333,413		$330,046

Derivative Liabilities
Interest-rate swaps
Uncleared	$(240,276)	$234,513		$(5,763)	$—	$(5,763)
Cleared	(462)	462		—	—	—
Mortgage delivery firm commitments			$(77)	(77)		(77)
Total				$(5,840)		$(5,840)

	December 31, 2025
	Derivative Instruments Meeting Netting Requirements
	Gross Recognized Amount	Gross Amounts of Netting Adjustments and Cash Collateral	Derivative Instruments Not Meeting Netting Requirements	Total Derivative Assets and Total Derivative Liabilities
Derivative Assets
Interest-rate swaps
Uncleared	$57,085	$(53,545)		$3,540
Cleared	15,660	276,409		292,069
Mortgage delivery firm commitment			$114	114
Total				$295,723

Derivative Liabilities
Interest-rate swaps
Uncleared	$(299,086)	$296,803		$(2,283)
Cleared	(359)	359		—
Mortgage delivery firm commitment			$(28)	(28)
Total				$(2,311)
_____________________
(1)    The amount of non-cash collateral for uncleared derivatives included in the determination of the net amount is limited to the amount needed to secure the Bank’s uncleared exposure. As of June 30, 2026, the Bank received excess non-cash collateral with a fair value of $250 thousand.

Note 7 — Deposits

We offer demand and overnight deposits for members and qualifying nonmembers. Members that service mortgage loans may deposit funds collected in connection with mortgage loans pending disbursement of such funds, which we classify as "other" in the following table.

Table 7.1 - Deposits
(dollars in thousands)

	June 30, 2026	December 31, 2025
Interest-bearing
Demand and overnight	$834,401	$861,838
Noninterest-bearing
Other	52,598	53,461
Total deposits	$886,999	$915,299

None of the deposits are federally insured.

Note 8 — Consolidated Obligations

CO Bonds. CO bonds for which we have received issuance proceeds and are primarily liable were as follows:

Table 8.1 - CO Bonds Outstanding by Contractual Maturity
(dollars in thousands)

	June 30, 2026		December 31, 2025
	Amount	Weighted Average Rate (1)	Amount	Weighted Average Rate (1)
Due in one year or less	$31,525,860	3.45%	$24,782,970	3.26%
Due after one year through two years	4,166,105	3.52	4,750,345	3.33
Due after two years through three years	3,415,940	3.41	4,351,035	3.39
Due after three years through four years	2,046,705	4.11	1,989,745	3.93
Due after four years through five years	3,509,280	3.84	2,832,320	4.22
Thereafter	3,636,945	4.17	3,910,445	3.90
Total par value	48,300,835	3.56%	42,616,860	3.43%
Premiums	12,726		17,196
Discounts	(10,989)		(11,934)
Hedging adjustments	(224,684)		(192,369)
Total	$48,077,888		$42,429,753
_______________________
(1)    The CO bonds' weighted-average rate excludes concession fees.

Table 8.2 - CO Bonds Outstanding by Early Redemption Feature
(dollars in thousands)

	June 30, 2026	December 31, 2025
Noncallable and nonputable	$32,207,685	$24,931,360
Callable	16,093,150	17,685,500
Total par value	$48,300,835	$42,616,860

Table 8.3 - CO Bonds Outstanding by Earlier of Contractual Maturity or Next Call Date
(dollars in thousands)

	June 30, 2026	December 31, 2025
Due in one year or less	$39,865,360	$34,829,970
Due after one year through two years	3,774,105	2,984,845
Due after two years through three years	2,513,190	2,689,035
Due after three years through four years	526,705	526,745
Due after four years through five years	593,030	557,820
Thereafter	1,028,445	1,028,445
Total par value	$48,300,835	$42,616,860

Table 8.4 - CO Bonds by Interest Rate-Payment Type
(dollars in thousands)

	June 30, 2026	December 31, 2025
Fixed-rate	$23,597,835	$26,487,860
Simple variable-rate	21,924,000	12,185,000
Step-up (1)	2,779,000	3,944,000
Total par value	$48,300,835	$42,616,860
_______________________
(1)    Step-up bonds pay interest at increasing fixed rates for specified intervals over the life of the CO bond and can be called at our option on the step-up dates.

CO Discount Notes. Outstanding CO discount notes for which we were primarily liable, all of which are due within one year, were as follows:

Table 8.5 - CO Discount Notes Outstanding
(dollars in thousands)

	Book Value	Par Value	Weighted Average Rate (1)
June 30, 2026	$23,765,892	$23,912,476	3.64%
December 31, 2025	$21,196,160	$21,340,613	3.76%
_______________________
(1)    CO discount notes' weighted-average rate represents a yield to maturity excluding concession fees.

Note 9 — Affordable Housing Program and Discretionary Subsidy Programs

Table 9.1 - AHP Liability
(dollars in thousands)

	For the Six Months Ended June 30,
	2026	2025
Balance at beginning of year	$113,786	$104,300
AHP expense for the period	9,971	11,568
AHP voluntary contribution	5,896	6,672
AHP direct grant disbursements	(10,939)	(7,760)
AHP subsidy for AHP advance disbursements	—	(102)
Return of previously disbursed grants and subsidies	47	—
Balance at end of period	$118,761	$114,678

Other discretionary housing and community investment programs consist of grants and subsidies to support other housing and community investment initiatives (non-AHP) and are recorded in other liabilities in the statement of condition.

Table 9.2 - Discretionary Housing and Community Investments Liability
(dollars in thousands)

	For the Six Months Ended June 30,
	2026	2025
Balance at beginning of year	$656	$2,390
Discretionary housing and community investment expense for the period	23,974	24,959
Direct grant disbursements and MPF Permanent rate Buy-Down product	(8,466)	(7,808)
Subsidy for advance disbursements	(6,370)	(8,665)
Return of previously disbursed grants and subsidies	—	61
Balance at end of period	$9,794	$10,937

Note 10 — Capital

Regulatory Capital Requirements. We are subject to three capital requirements at all times under our Capital Plan, the Federal Home Loan Bank Act of 1932 (as amended, the FHLBank Act), and FHFA regulations and guidance. The FHFA has authority to require us to maintain greater minimum capital levels than are required by FHFA rules and regulations.

Table 10.1 - Regulatory Capital Requirements
(dollars in thousands)

	June 30, 2026		December 31, 2025
	Required	Actual	Required	Actual
Risk-based capital	$755,093	$4,212,618	$636,954	$3,916,765

Regulatory capital	$3,092,893	$4,212,618	$2,752,506	$3,916,765
Capital-to-asset ratio	4.0%	5.4%	4.0%	5.7%

Leverage capital	$3,866,116	$6,318,927	$3,440,632	$5,875,148
Leverage capital-to-assets ratio	5.0%	8.2%	5.0%	8.5%

For more detail on our capital structure and requirements, see Part II — Item 8 — Financial Statements — Notes to the Financial Statements — Note 12 — Capital in the 2025 Annual Report.

Restricted Retained Earnings. At June 30, 2026, our restricted retained earnings contribution requirement totaled $697.2 million. At June 30, 2026, and December 31, 2025, restricted retained earnings totaled $572.5 million and $554.6 million, respectively. These restricted retained earnings are not available to pay dividends.

Note 11 — Accumulated Other Comprehensive Income (Loss)

Table 11.1 - Accumulated Other Comprehensive Income (Loss)
(dollars in thousands)

	Net Change in Fair Value of Available-for-Sale Securities	Net Change Relating to Hedging Activities	Pension and Postretirement Benefits	Total Accumulated Other Comprehensive Loss
Balance, March 31, 2025	$(273,498)	$57,207	$1,308	$(214,983)
Other comprehensive (loss) income before reclassifications:
Net unrealized losses	(28,492)	(3,069)	—	(31,561)
Reclassifications from other comprehensive income to net income
Amortization - hedging activities (1)	—	(2,506)	—	(2,506)
Amortization - pension and postretirement benefits (2)	—	—	(1)	(1)
Other comprehensive loss	(28,492)	(5,575)	(1)	(34,068)
Balance, June 30, 2025	$(301,990)	$51,632	$1,307	$(249,051)

Balance, March 31, 2026	$(197,308)	$47,617	$1,435	$(148,256)
Other comprehensive income (loss) before reclassifications:
Net unrealized gains	15,514	2,475	—	17,989
Reclassifications from other comprehensive income to net income
Amortization - hedging activities (1)	—	(2,507)	—	(2,507)
Amortization - pension and postretirement benefits (2)	—	—	(6)	(6)
Other comprehensive income (loss)	15,514	(32)	(6)	15,476
Balance, June 30, 2026	$(181,794)	$47,585	$1,429	$(132,780)

Balance, December 31, 2024	$(321,245)	$64,526	$1,697	$(255,022)
Other comprehensive income (loss) before reclassifications:
Net unrealized gains (losses)	19,255	(7,329)	—	11,926
Reclassifications from other comprehensive income to net income
Amortization - hedging activities (1)	—	(5,565)	—	(5,565)
Amortization - pension and postretirement benefits (2)	—	—	(390)	(390)
Other comprehensive income (loss)	19,255	(12,894)	(390)	5,971
Balance, June 30, 2025	$(301,990)	$51,632	$1,307	$(249,051)

Balance, December 31, 2025	$(183,898)	$49,152	$1,442	$(133,304)
Other comprehensive income (loss) before reclassifications:
Net unrealized gains	2,104	3,053	—	5,157
Reclassifications from other comprehensive income to net income
Amortization - hedging activities (1)	—	(4,620)	—	(4,620)
Amortization - pension and postretirement benefits (2)	—	—	(13)	(13)
Other comprehensive income (loss)	2,104	(1,567)	(13)	524
Balance, June 30, 2026	$(181,794)	$47,585	$1,429	$(132,780)
_______________________
(1)    Recorded in CO bond interest expense in the statement of operations.
(2)    Recorded in other expenses in the statement of operations.

Note 12 — Fair Values

A fair-value hierarchy is used to prioritize the inputs of valuation techniques used to measure fair value. A description of the application of the fair-value hierarchy, valuation techniques, and significant inputs is disclosed in Part II — Item 8 — Financial Statements — Notes to the Financial Statements — Note 15 — Fair Values in the 2025 Annual Report. There have been no material changes in the fair-value hierarchy classification of financial assets and liabilities, valuation techniques, or significant inputs during the six months ended June 30, 2026.

Table 12.1 presents the carrying value, fair value, and fair value hierarchy of our financial assets and liabilities at June 30, 2026, and December 31, 2025. We record trading securities, available-for-sale securities, derivative assets, derivative liabilities, and certain other assets at fair value on a recurring basis. We record all other financial assets and liabilities at amortized cost. Refer to Table 12.2 for further details about the financial assets and liabilities measured at fair value on a recurring basis. As of June 30, 2026, and December 31, 2025, no financial assets or liabilities were measured at fair value on a non-recurring basis.

Table 12.1 - Fair Value Summary
(dollars in thousands)

	June 30, 2026
	Carrying Value	Total Fair Value	Level 1	Level 2	Level 3	Netting Adjustments and Cash Collateral(2)
Financial instruments
Assets:
Cash and due from banks	$15,190	$15,190	$15,190	$—	$—	$—
Interest-bearing deposits	2,561,421	2,561,421	2,561,421	—	—	—
Securities purchased under agreements to resell	3,500,000	3,499,997	—	3,499,997	—	—
Federal funds sold	4,640,000	4,639,994	—	4,639,994	—	—
Available-for-sale securities(1)	16,478,772	16,478,772	—	16,475,300	3,472	—
Held-to-maturity securities	45,430	45,593	—	45,593	—	—
Advances	44,952,558	44,945,480	—	44,945,480	—	—
Mortgage loans, net	4,527,656	4,324,589	—	4,311,055	13,534	—
Accrued interest receivable	188,747	188,747	—	188,747	—	—
Derivative assets(1)	333,413	333,413	—	65,790		267,623
Other assets (1)	32,590	32,590	20,043	12,547	—	—
Liabilities:
Deposits	(886,999)	(886,971)	—	(886,971)	—	—
COs:
Bonds	(48,077,888)	(47,942,175)	—	(47,942,175)	—	—
Discount notes	(23,765,892)	(23,758,514)	—	(23,758,514)	—	—
Mandatorily redeemable capital stock	(8,072)	(8,072)	(8,072)	—	—	—
Accrued interest payable	(307,276)	(307,276)	—	(307,276)	—	—
Derivative liabilities(1)	(5,840)	(5,840)	—	(240,816)	—	234,976
Other:
Commitments to extend credit for advances	—	(2,613)	—	(2,613)	—	—
Standby letters of credit	(1,323)	(1,323)	—	(1,323)	—	—

	December 31, 2025
	Carrying Value	Total Fair Value	Level 1	Level 2	Level 3	Netting Adjustments and Cash Collateral(2)
Financial instruments
Assets:
Cash and due from banks	$1,184	$1,184	$1,184	$—	$—	$—
Interest-bearing deposits	2,052,365	2,052,365	2,052,365	—	—	—
Securities purchased under agreements to resell	4,500,000	4,500,005	—	4,500,005	—	—
Federal funds sold	2,959,000	2,958,978	—	2,958,978	—	—
Trading securities(1)	1,401	1,401	—	1,401	—	—
Available-for-sale securities(1)	15,643,385	15,643,385	—	15,638,824	4,561	—
Held-to-maturity securities	50,192	50,353	—	50,353	—	—
Advances	38,762,563	38,795,995	—	38,795,995	—	—
Mortgage loans, net	4,285,722	4,109,545	—	4,095,077	14,468	—
Accrued interest receivable	181,543	181,543	—	181,543	—	—
Derivative assets(1)	295,723	295,723	—	72,859	—	222,864
Other assets(1)	31,541	31,541	20,329	11,212	—	—
Liabilities:
Deposits	(915,299)	(915,248)	—	(915,248)	—	—
COs:
Bonds	(42,429,753)	(42,401,589)	—	(42,401,589)	—	—
Discount notes	(21,196,160)	(21,199,194)	—	(21,199,194)	—	—
Mandatorily redeemable capital stock	(4,122)	(4,122)	(4,122)	—	—	—
Accrued interest payable	(296,829)	(296,829)	—	(296,829)	—	—
Derivative liabilities(1)	(2,311)	(2,311)	—	(299,473)	—	297,162
Other:
Commitments to extend credit for advances	—	(1,905)	—	(1,905)	—	—
Standby letters of credit	(1,407)	(1,407)	—	(1,407)	—	—
_______________________
(1)Carried at fair value and measured on a recurring basis.
(2)These amounts represent the effect of master-netting agreements intended to allow us to settle positive and negative positions and also cash collateral and related accrued interest held or placed with the same clearing member and/or counterparty.

Fair Value Measured on a Recurring Basis.

Table 12.2 - Fair Value of Assets and Liabilities Measured at Fair Value on a Recurring Basis
(dollars in thousands)

	June 30, 2026
	Level 1	Level 2	Level 3	Netting Adjustments and Cash Collateral(1)	Total
Assets:
Carried at fair value on a recurring basis
Available-for-sale securities:
U.S. Treasury obligations	$—	$4,068,663	$—	$—	$4,068,663
HFA securities	—	147,862	3,472	—	151,334
Supranational institutions	—	238,837	—	—	238,837
U.S. government-owned corporations	—	226,941	—	—	226,941
GSE	—	94,506	—	—	94,506
U.S. government guaranteed – single-family MBS	—	93,042	—	—	93,042
U.S. government guaranteed – multifamily MBS	—	446,592	—	—	446,592
GSE – single-family MBS	—	2,173,220	—	—	2,173,220
GSE – multifamily MBS	—	8,985,637	—	—	8,985,637
Total available-for-sale securities	—	16,475,300	3,472	—	16,478,772
Derivative assets:
Interest-rate-exchange agreements	—	65,601	—	267,623	333,224
Mortgage delivery firm commitments	—	189	—	—	189
Total derivative assets	—	65,790	—	267,623	333,413
Other assets	20,043	12,547	—	—	32,590
Total assets carried at fair value on a recurring basis	$20,043	$16,553,637	$3,472	$267,623	$16,844,775
Liabilities:
Carried at fair value on a recurring basis
Derivative liabilities
Interest-rate-exchange agreements	$—	$(240,739)	$—	$234,976	$(5,763)
Mortgage delivery firm commitments	—	(77)	—	—	(77)
Total liabilities carried at fair value on a recurring basis	$—	$(240,816)	$—	$234,976	$(5,840)

	December 31, 2025
	Level 1	Level 2	Level 3	Netting Adjustments and Cash Collateral(1)	Total
Assets:
Carried at fair value on a recurring basis
Trading securities:
Corporate bonds	$—	$1,401	$—	$—	$1,401
Available-for-sale securities:
U.S. Treasury obligations	—	4,296,355	—	—	4,296,355
HFA securities	—	58,925	4,562	—	63,487
Supranational institutions	—	243,394	—	—	243,394
U.S. government-owned corporations	—	230,065	—	—	230,065
GSE	—	96,535	—	—	96,535
U.S. government guaranteed – single-family MBS	—	111,497	—	—	111,497
U.S. government guaranteed – multifamily MBS	—	452,438	—	—	452,438
GSE – single-family MBS	—	2,368,084	—	—	2,368,084
GSE – multifamily MBS	—	7,781,530	—	—	7,781,530
Total available-for-sale securities	—	15,638,823	4,562	—	15,643,385
Derivative assets:
Interest-rate-exchange agreements	—	72,745	—	222,864	295,609
Mortgage delivery firm commitments	—	114	—	—	114
Total derivative assets	—	72,859	—	222,864	295,723
Other assets	20,329	11,212	—	—	31,541
Total assets carried at fair value on a recurring basis	$20,329	$15,724,295	$4,562	$222,864	$15,972,050
Liabilities:
Carried at fair value on a recurring basis
Derivative liabilities
Interest-rate-exchange agreements	$—	$(299,445)	$—	$297,162	$(2,283)
Mortgage delivery firm commitments	—	(28)	—	—	(28)
Total liabilities carried at fair value on a recurring basis	$—	$(299,473)	$—	$297,162	$(2,311)
_______________________
(1)    These amounts represent the effect of master-netting agreements intended to allow us to settle positive and negative positions, and cash collateral and related accrued interest held or placed with the same clearing member and/or counterparty.

Table 12.3 presents a reconciliation of available-for-sale securities that are measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the three and six months ended June 30, 2026 and 2025.

Table 12.3 - Roll Forward of Level 3 Available-for-Sale HFA Securities
(dollars in thousands)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
Balance at beginning of period	$4,562	$6,647	$4,562	$6,651
Total losses included in other comprehensive income
Net unrealized losses	—	(5)	—	(9)

Sales, maturities, and settlements
Settlements	(1,090)	(1,025)	(1,090)	(1,025)
Balance at end of period	$3,472	$5,617	$3,472	$5,617

Total amount of unrealized losses for the period included in other comprehensive income relating to securities held at period end	$—	$(5)	$—	$(9)

Note 13 — Commitments and Contingencies

Joint and Several Liability. The par amounts of other FHLBanks' outstanding COs for which we are jointly and severally liable totaled $1.3 trillion and $1.1 trillion at June 30, 2026, and December 31, 2025, respectively. See Part II — Item 8 —Financial Statements — Notes to the Financial Statements — Note 10 — Consolidated Obligations in the 2025 Annual Report for additional information.

Off-Balance-Sheet Commitments

Table 13.1 - Off-Balance Sheet Commitments (1)
(dollars in thousands)

	June 30, 2026			December 31, 2025
	Expire within one year	Expire after one year	Total	Total
Standby letters of credit outstanding (2)	$8,650,853	$139,780	$8,790,633	$8,640,107
Commitments for unused lines of credit - advances (3)	1,051,646	—	1,051,646	1,053,753
Commitments to make additional advances	294,292	41,408	335,700	365,976
Commitments to invest in mortgage loans	94,310	—	94,310	59,316
Unsettled CO bonds, at par	138,000	—	138,000	535,000
Unsettled CO discount notes, at par	100,000	—	100,000	672,841
__________________________
(1)    We have determined it is unnecessary to record any liability for credit losses on these agreements based on our credit extension and collateral policies.
(2)    Because standby letters of credit cannot be drawn upon until their effective date, the amount of standby letters of credit outstanding excludes standby letters of credit that take effect after June 30, 2026. At June 30, 2026, and December 31, 2025, standby letters of credit expiring within one year but that have not yet become effective totaled $105.7 million and $82.8 million, respectively.
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

Table 14.1 - Shareholder Concentrations, Balance Sheet
(dollars in thousands)

	Capital Stock Outstanding	Percent of Total Capital Stock	Par Value of Advances	Percent of Total Par Value of Advances	Total Accrued Interest Receivable	Percent of Total Accrued Interest Receivable on Advances
June 30, 2026
Citizens Bank, N.A.	$272,617	12.3%	$6,363,166	14.1%	$3,644	3.5%

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

Table 14.2 - Transactions with Directors' Institutions
(dollars in thousands)

	Capital Stock Outstanding	Percent of Total Capital Stock	Par Value of Advances	Percent of Total Par Value of Advances	Total Accrued Interest Receivable	Percent of Total Accrued Interest Receivable on Advances
June 30, 2026	$24,444	1.1%	$390,192	0.9%	$1,051	1.0%
December 31, 2025	7,401	0.4	85,521	0.2	228	0.2

Note 15 — Subsequent Events

On July 24, 2026, the board of directors declared a cash dividend at an annualized rate of 6.67 percent based on daily average capital stock balances outstanding during the second quarter of 2026. The dividend, including dividends classified as interest expense on mandatorily redeemable capital stock, amounted to $35.1 million and was paid on August 4, 2026.

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
•the impact of new accounting standards and the application of accounting rules, including the impact of regulatory guidance on our application of such standards and rules;
•changes in the fair value and economic value of, impairments of, and risks associated with the Bank’s investments in mortgage loans and MBS or other assets and the related credit-enhancement protections;
•membership conditions, such as financial health, and membership status, such as loss of membership resulting from mergers causing an out-of-district change in principal place of business;
•external events, such as general economic and financial instability, geopolitical instability, wars, pandemics and other health emergencies, and natural disasters;
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

EXECUTIVE SUMMARY

Net income was $45.2 million for the three months ended June 30, 2026, a decrease of $1.8 million from $47.0 million for the second quarter of 2025 primarily due to a decrease of $4.5 million in net interest income after provision for credit losses partially offset by a $2.7 million decline in discretionary housing and community investment program expenses.

Net interest income after provision for credit losses was $93.3 million in the second quarter of 2026, compared to $97.8 million for the second quarter of 2025. The decline in net interest income after provision for credit losses was primarily driven by a decrease in short-term interest rates and a $2.8 billion decline in average advance balances. These factors were partially offset by the positive effects on net interest income arising from a $718.2 million increase in average mortgage-backed securities, a $590.1 million increase in average mortgage loans, and a $3.4 million favorable net change in hedge ineffectiveness from fair value hedges primarily due to rising medium-term rates during the quarter ended June 30, 2026, compared with declining medium-term rates in the quarter ended June 30, 2025.

Total assets increased $8.5 billion, or 12.4 percent, to $77.3 billion at June 30, 2026, up from $68.8 billion at year-end 2025. Advances totaled $45.0 billion at June 30, 2026, an increase of $6.2 billion from year-end 2025, which was primarily concentrated in short-term fixed-rate and variable-rate advances. Total investments were $27.2 billion at June 30, 2026, an increase of $2.0 billion from $25.2 billion at the prior year end, driven primarily by growth in low-yielding short-term money market instruments held on our balance sheet to manage our liquidity position. Mortgage loans totaled $4.5 billion at June 30, 2026, an increase of $241.9 million from year-end 2025 as mortgage sales to the Bank outpaced mortgage loan principal repayments during the first half of the year.

Our retained earnings grew to $2.0 billion at June 30, 2026, an increase of $24.1 million from December 31, 2025, equaling 2.6 percent of total assets at June 30, 2026. We continued to satisfy all regulatory capital requirements as of June 30, 2026.

On July 24, 2026, our board of directors declared a cash dividend that was equivalent to an annual yield of 6.67 percent on the average daily balance of capital stock outstanding during the second quarter of 2026. The yield is equivalent to the approximate daily average of SOFR for the second quarter of 2026 plus 300 basis points.

Generally, investor demand for high credit quality, fixed-income investments, including COs, continued to be strong relative to other investments. Yield spreads on CO debt relative to benchmark yields for comparable debt remained relatively stable during the period covered by this report. Our flexibility in utilizing various funding tools, in combination with a diverse investor base and our status as a government-sponsored enterprise, have helped provide reliable market access and demand for COs throughout fluctuating market environments and regulatory changes affecting dealers of and investors in COs. The Bank continued to meet all funding needs during the three months ended June 30, 2026.

Net Interest Margin and Spread

Net interest spread was 0.28 percent for the three months ended June 30, 2026, an increase of three basis points from the second quarter of 2025, and net interest margin was 0.50 percent, a decrease of one basis point from the three months ended June 30, 2025.

Housing and Community Investment Programs

In addition to our $5.0 million statutory assessment for the Affordable Housing Program, we made a $17.4 million contribution to our discretionary housing and community investment programs and a voluntary contribution of $1.9 million to the Affordable Housing Program for the three months ended June 30, 2026. See — Housing and Community Investment Program Expenses below for additional information.

Legislative and Regulatory Developments

Legislation has been proposed or enacted, and the FHFA and others with authority over our industry and business activities have taken action during 2026 as described below in — Legislative and Regulatory Developments. Such developments affect the way we conduct business and could impact how we satisfy our mission and the value of Bank membership.

Credit Ratings

As of July 31, 2026, Moody's Investors Service Inc. (Moody's) long- and short-term credit ratings for the Bank and the 10 other FHLBanks are Aa1 and P-1, with a stable outlook.

As of July 31, 2026, Standard & Poor's Financial Services LLC (S&P's) long- and short-term credit ratings for the Bank and the 10 other FHLBanks are AA+ and A-1+, with a stable outlook.

ECONOMIC CONDITIONS

Interest-Rate Environment

During the second quarter of 2026, short-term interest rates were significantly lower than during the second quarter of 2025. On July 29, 2026, the FOMC announced that it would maintain the federal funds rate in a target range of 350 to 375 basis points, in support of the Federal Reserve's duel mandate.

SELECTED FINANCIAL DATA

The following financial highlights for the statement of condition and statement of operations for December 31, 2025, have been derived from our audited financial statements. Financial highlights for the quarter-ends have been derived from our unaudited financial statements.

Table 1 - Selected Financial Data
(dollars in thousands)

	June 30, 2026	March 31, 2026	December 31, 2025	September 30, 2025	June 30, 2025
Statement of Condition
Total assets	$77,322,314	$71,418,349	$68,812,649	$75,733,967	$78,693,574
Investments(1)	27,225,623	25,989,186	25,206,343	28,220,995	26,965,851
Advances	44,952,558	40,516,560	38,762,563	42,774,048	47,167,639
Mortgage loans held for portfolio, net(2)	4,527,656	4,362,657	4,285,722	4,157,362	3,941,304
Deposits and other borrowings	886,999	874,209	915,299	1,077,463	806,270
Consolidated obligations:
Bonds	48,077,888	41,752,274	42,429,753	48,429,538	53,899,536
Discount notes	23,765,892	24,471,989	21,196,160	21,833,395	19,421,619
Total consolidated obligations	71,843,780	66,224,263	63,625,913	70,262,933	73,321,155
Mandatorily redeemable capital stock	8,072	8,072	4,122	4,234	4,234
Class B capital stock outstanding-putable(3)	2,204,459	2,019,932	1,936,610	2,107,549	2,291,941
Unrestricted retained earnings	1,427,624	1,423,025	1,421,472	1,416,765	1,404,666
Restricted retained earnings	572,463	563,425	554,561	543,244	530,034
Total retained earnings	2,000,087	1,986,450	1,976,033	1,960,009	1,934,700
Accumulated other comprehensive loss	(132,780)	(148,256)	(133,304)	(207,923)	(249,051)
Total capital	4,071,766	3,858,126	3,779,339	3,859,635	3,977,590

	For the Three Months Ended
Results of Operations	June 30, 2026	March 31, 2026	December 31, 2025	September 30, 2025	June 30, 2025
Net interest income after provision for credit losses	$93,341	$85,746	$85,574	$100,910	$97,827
Other income, net	2,278	238	5,272	4,543	2,223
Other expense	45,393	36,730	27,967	32,057	47,866
AHP assessments	5,036	4,935	6,295	7,348	5,226
Net income	$45,190	$44,319	$56,584	$66,048	$46,958
Other Information
Dividends declared	$31,553	$33,902	$40,560	$40,739	$40,746
Dividend payout ratio	69.82%	76.50%	71.68%	61.68%	86.77%
Weighted-average dividend rate(4)	6.71	7.05	7.39	7.38	7.39
Return on average equity(5)	4.58	4.77	6.08	6.77	4.84
Return on average assets	0.24	0.26	0.32	0.34	0.24
Net interest margin(6)	0.50	0.51	0.49	0.52	0.51
Average equity to average assets	5.27	5.45	5.25	5.04	5.01
Total regulatory capital ratio(7)	5.45	5.62	5.69	5.38	5.38
_______________________
(1)Investments include available-for-sale securities, held-to-maturity securities, trading securities, interest-bearing deposits, securities purchased under agreements to resell and federal funds sold.

(2)The allowance for credit losses for mortgage loans amounted to $2.7 million at June 30, 2026, $2.6 million at March 31, 2026, $2.6 million at December 31, 2025, $2.6 million at September 30, 2025, and $2.4 million at June 30, 2025.
(3)Capital stock is putable at the option of a member upon five years' written notice, subject to applicable restrictions.
(4)Weighted-average dividend rate is the dividend amount declared divided by the average daily balance of capital stock eligible for dividends.
(5)Return on average equity is net income divided by the total of the average daily balance of outstanding Class B capital stock, accumulated other comprehensive income, and total retained earnings.
(6)Net interest margin is net interest income before provision for credit losses as a percentage of average earning assets.
(7)Total regulatory capital ratio is capital stock (including mandatorily redeemable capital stock) plus total retained earnings as a percentage of total assets. See Part I — Item 1 — Financial Statements — Notes to the Financial Statements — Note 10 — Capital.

RESULTS OF OPERATIONS

The following table presents the Bank’s significant statements of operations line items for the three and six months ended June 30, 2026, and 2025, and information regarding the changes during those quarters is provided below.

Table 2 - Statements of Operations Summary
(dollars in thousands)

			Change
	For the Three Months Ended June 30,		2026 vs. 2025
	2026	2025	Amount	Percent
Net interest income after provision for credit losses	$93,341	$97,827	$(4,486)	(4.6)%
Other income	2,278	2,223	55	2.5
Other expense	45,393	47,866	(2,473)	(5.2)
AHP assessment	5,036	5,226	(190)	(3.6)
Net income	$45,190	$46,958	$(1,768)	(3.8)%

			Change
	For the Six Months Ended June 30,		2026 vs. 2025
	2026	2025	Amount	Percent
Net interest income after provision for credit losses	$179,087	$190,616	$(11,529)	(6.0)%
Other income	2,516	6,125	(3,609)	(58.9)
Other expense	82,123	81,224	899	1.1
AHP assessment	9,971	11,568	(1,597)	(13.8)
Net income	$89,509	$103,949	$(14,440)	(13.9)%

Second Quarter of 2026 Compared with the Second Quarter of 2025

Net income decreased $1.8 million to $45.2 million for the three months ended June 30, 2026, from $47.0 million for the same period in 2025. The primary reasons for the decrease are discussed under Executive Summary.

Six Months Ended June 30, 2026, Compared with the Six Months Ended June 30, 2025

Net income decreased $14.4 million to $89.5 million for the six months ended June 30, 2026, from $103.9 million for the same period in 2025. The decrease in net income was primarily due to a decrease of $11.5 million in net interest income after provision for credit losses, as well as a decrease of $3.6 million in other income primarily attributable to derivatives that are economically hedging CO discount notes not receiving hedge accounting.

Net interest income after provision for credit losses for the six months ended June 30, 2026, was $179.1 million, compared with $190.6 million for the same period in 2025. The $11.5 million decrease in net interest income after provision for credit losses was primarily driven by significantly lower short-term interest rates, and the effects on net interest income arising from a $5.6 billion decline in average advances and a $156.5 million decline in the total of average capital stock and retained earnings that is invested with no corresponding interest expense. These factors were partially offset by a $5.1 million favorable variance in net amortization of premiums and discounts on mortgage-backed securities attributable to an increase in intermediate- and long-term interest rates during the first half of the year. In addition, growth in mortgage-related assets, consisting of a $775.3 million increase in average mortgage-backed securities and a $600.7 million increase in average mortgage loans, also contributed to net interest income.

Table 3 presents major categories of average balances, related interest income/expense, and average yields/rates for interest-earning assets and interest-bearing liabilities. Our primary source of earnings is net interest income, which is the interest earned on advances, mortgage loans, and investments less interest paid on COs, deposits, and other sources of funds.

Table 3 - Net Interest Spread and Margin
(dollars in thousands)

	For the Three Months Ended June 30,
	2026			2025
	Average Balance	Interest Income / Expense	Average Yield/Rate(1)	Average Balance	Interest Income / Expense	Average Yield/Rate(1)
Assets
Advances	$42,218,440	$421,973	4.01%	$45,065,411	$508,614	4.53%
Interest-bearing deposits	2,579,350	23,775	3.70	2,412,382	26,531	4.41
Securities purchased under agreements to resell	4,250,011	39,041	3.68	3,134,066	34,320	4.39
Federal funds sold	4,921,231	45,190	3.68	5,618,077	61,540	4.39
Investment securities(2)	16,205,458	166,810	4.13	17,163,416	201,941	4.72
Mortgage loans(2)(3)	4,436,003	49,913	4.51	3,845,953	41,358	4.31
Total interest-earning assets	74,610,493	746,702	4.01	77,239,305	874,304	4.54
Other non-interest-earning assets	535,940			679,509
Fair-value adjustments on investment securities	(188,001)			(301,399)
Total assets	$74,958,432	$746,702	4.00%	$77,617,415	$874,304	4.52%
Liabilities and capital
Consolidated obligations
Discount notes	$25,473,915	$232,970	3.67%	$15,841,363	$168,648	4.27%
Bonds	44,034,119	414,817	3.78	56,046,351	601,501	4.30
Other interest-bearing liabilities	748,433	5,474	2.93	684,554	6,120	3.59
Total interest-bearing liabilities	70,256,467	653,261	3.73	72,572,268	776,269	4.29
Other non-interest-bearing liabilities	748,380			1,152,861
Total capital	3,953,585			3,892,286
Total liabilities and capital	$74,958,432	$653,261	3.50%	$77,617,415	$776,269	4.01%
Net interest income		$93,441			$98,035
Net interest spread			0.28%			0.25%
Net interest margin			0.50%			0.51%

	For the Six Months Ended June 30,
	2026			2025
	Average Balance	Interest Income / Expense	Average Yield/Rate(1)	Average Balance	Interest Income / Expense	Average Yield/Rate(1)
Assets
Advances	$39,882,833	$795,920	4.02%	$45,436,988	$1,024,078	4.55%
Interest-bearing deposits	2,517,198	46,198	3.70	2,454,273	53,615	4.41
Securities purchased under agreements to resell	4,381,227	80,202	3.69	2,663,006	57,999	4.39
Federal funds sold	4,422,917	80,870	3.69	5,601,812	122,058	4.39
Investment securities(2)	16,156,918	332,231	4.15	17,004,120	396,535	4.70
Mortgage loans(2)(3)	4,383,820	98,728	4.54	3,783,099	80,810	4.31
Total interest-earning assets	71,744,913	1,434,149	4.03	76,943,298	1,735,095	4.55
Other non-interest-earning assets	514,379			818,946
Fair-value adjustments on investment securities	(180,511)			(298,649)
Total assets	$72,078,781	$1,434,149	4.01%	$77,463,595	$1,735,095	4.52%
Liabilities and capital
Consolidated obligations
Discount notes	$23,973,932	$437,882	3.68%	$16,554,906	$355,810	4.33%
Bonds	42,747,036	806,114	3.80	54,978,374	1,175,715	4.31
Other interest-bearing liabilities	755,403	10,966	2.93	716,326	12,746	3.59
Total interest-bearing liabilities	67,476,371	1,254,962	3.75	72,249,606	1,544,271	4.31
Other non-interest-bearing liabilities	741,730			1,304,154
Total capital	3,860,680			3,909,835
Total liabilities and capital	$72,078,781	$1,254,962	3.51%	$77,463,595	$1,544,271	4.02%
Net interest income		$179,187			$190,824
Net interest spread			0.28%			0.24%
Net interest margin			0.50%			0.50%
_________________________
(1)    Yields are annualized.
(2)    Average balances are reflected at amortized cost.
(3)    Nonaccrual loans are included in the average balances used to determine average yield.

Rate and Volume Analysis

Changes in both average balances (volume) and interest rates influence changes in net interest income and net interest margin. Table 4 summarizes changes in interest income and interest expense for the three and six months ended June 30, 2026, and 2025. Changes in interest income and interest expense that are not identifiable as either volume or rate-related, but equally attributable to both volume and rate changes, have been allocated to the volume and rate categories based upon the proportion of the absolute value of the volume and rate changes.

Table 4 - Rate and Volume Analysis
(dollars in thousands)

	For the Three Months Ended June 30, 2026 vs 2025			For the Six Months Ended June 30, 2026 vs 2025
	Increase (Decrease) due to			Increase (Decrease) due to
	Volume	Rate	Total	Volume	Rate	Total
Interest income
Advances	$(30,824)	$(55,817)	$(86,641)	$(117,779)	$(110,379)	$(228,158)
Interest-bearing deposits	1,747	(4,503)	(2,756)	1,344	(8,761)	(7,417)
Securities purchased under agreements to resell	10,865	(6,144)	4,721	32,637	(10,434)	22,203
Federal funds sold	(7,097)	(9,253)	(16,350)	(23,345)	(17,843)	(41,188)
Investment securities	(10,836)	(24,295)	(35,131)	(19,064)	(45,240)	(64,304)
Mortgage loans	6,571	1,984	8,555	13,351	4,567	17,918
Total interest income	(29,574)	(98,028)	(127,602)	(112,856)	(188,090)	(300,946)
Interest expense
Consolidated obligations
Discount notes	90,814	(26,492)	64,322	141,519	(59,447)	82,072
Bonds	(118,883)	(67,801)	(186,684)	(241,380)	(128,221)	(369,601)
Other interest-bearing liabilities	536	(1,182)	(646)	666	(2,446)	(1,780)
Total interest expense	(27,533)	(95,475)	(123,008)	(99,195)	(190,114)	(289,309)
Change in net interest income	$(2,041)	$(2,553)	$(4,594)	$(13,661)	$2,024	$(11,637)

Average Balance of Advances

The average balance of total advances decreased by $5.6 billion, or 12.2 percent, for the six months ended June 30, 2026, compared with the same period in 2025. This decrease in the average balance of advances was primarily concentrated in variable-rate advances and long-term fixed-rate advances, partially offset by an increase in short-term fixed rate advances. We cannot predict future member demand for advances.

Average Balance of Investments

Average short-term money-market investments, consisting of interest-bearing deposits, securities purchased under agreements to resell, and federal funds sold, increased $602.3 million, or 5.6 percent, for the six months ended June 30, 2026, compared with the same period in 2025, to manage our liquidity position and remain compliant with all regulatory guidance. The yield earned on short-term money-market investments is highly correlated to short-term interest rates. As a result of decreases in the FOMC's target range for the federal funds rate in 2025, average yields on overnight federal funds sold decreased from 4.39 percent during the six months ended June 30, 2025, to 3.69 percent during the six months ended June 30, 2026, and average yields on securities purchased under agreements to resell also decreased from 4.39 percent for the six months ended June 30, 2025, to 3.69 percent for the six months ended June 30, 2026.

Average investment-securities balances decreased $847.2 million, or 5.0 percent for the six months ended June 30, 2026, compared with the same period in 2025. The decrease in the average balance of investment securities is attributable to maturities of U.S. Treasury securities, partially offset by purchases of MBS and HFA bonds.

Average Balance of COs

Average CO balances decreased $4.8 billion, or 6.7 percent, for the six months ended June 30, 2026, compared with the same period in 2025. This decrease consisted of a $12.2 billion decrease in CO bonds, offset by a $7.4 billion increase in CO discount notes.

The average balance of CO discount notes represented approximately 35.9 percent of total average COs for the six months ended June 30, 2026, compared with 23.1 percent of total average COs for the six months ended June 30, 2025. The average balance of CO bonds represented 64.1 percent and 76.9 percent of total average COs outstanding during the six months ended June 30, 2026, and 2025, respectively.

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

Table 5 - Effect of Derivative and Hedging Activities
(dollars in thousands)

	For the Three Months Ended June 30, 2026
Net Effect of Derivatives and Hedging Activities	Advances	Investments	Mortgage Loans	CO Bonds	CO Discount Notes	Total
Net interest income
Amortization / accretion of hedging activities (1)	$(123)	$13,649	$(6)	$3,097	$—	$16,617
Gains (losses) on designated fair-value hedges	682	1,805	—	(189)	—	2,298
Net interest settlements (2)	9,921	30,459	—	(29,421)	—	10,959
Price alignment interest (3)	(426)	(1,473)	—	36	—	(1,863)
Total net interest income	10,054	44,440	(6)	(26,477)	—	28,011

Net (losses) gains on derivatives and hedging activities
Losses on derivatives not receiving hedge accounting	(21)	—	—	—	(1,295)	(1,316)
Mortgage delivery firm commitments	—	—	(574)	—	—	(574)
Price alignment amount (3)	—	—	—	—	788	788
Net losses on derivatives and hedging activities	(21)	—	(574)	—	(507)	(1,102)

Total net effect of derivatives and hedging activities	$10,033	$44,440	$(580)	$(26,477)	$(507)	$26,909

	For the Three Months Ended June 30, 2025
Net Effect of Derivatives and Hedging Activities	Advances	Investments	Mortgage Loans	CO Bonds	CO Discount Notes	Total
Net interest income
Amortization / accretion of hedging activities (1)	$(288)	$14,460	$14	$3,077	$—	$17,263
(Losses) gains on designated fair-value hedges	(690)	(511)	—	90	—	(1,111)
Net interest settlements (2)	27,027	65,064	—	(79,129)	—	12,962
Price alignment interest (3)	(1,628)	(1,696)	—	218	—	(3,106)
Total net interest income	24,421	77,317	14	(75,744)	—	26,008

Net (losses) gains on derivatives and hedging activities
Losses on derivatives not receiving hedge accounting	—	—	—	—	(1,394)	(1,394)
Mortgage delivery firm commitments	—	—	(52)	—	—	(52)
Price alignment amount (3)	—	—	—	—	321	321
Net losses on derivatives and hedging activities	—	—	(52)	—	(1,073)	(1,125)

Total net effect of derivatives and hedging activities	$24,421	$77,317	$(38)	$(75,744)	$(1,073)	$24,883

	For the Six Months Ended June 30, 2026
Net Effect of Derivatives and Hedging Activities	Advances	Investments	Mortgage Loans	CO Bonds	CO Discount Notes	Total
Net interest income
Amortization / accretion of hedging activities (1)	$(249)	$27,160	$(28)	$5,790	$—	$32,673
Gains (losses) on designated fair-value hedges	1,350	1,507	—	(324)	—	2,533
Net interest settlements (2)	19,977	64,162	—	(69,156)	—	14,983
Price alignment interest (3)	(720)	(2,421)	—	13	—	(3,128)
Total net interest income	20,358	90,408	(28)	(63,677)	—	47,061

Net (losses) gains on derivatives and hedging activities
Losses on derivatives not receiving hedge accounting	(21)	—	—	—	(5,331)	(5,352)
Mortgage delivery firm commitments	—	—	(750)	—	—	(750)
Price alignment interest (3)	—	—	—	—	1,644	1,644
Net losses on derivatives and hedging activities	(21)	—	(750)	—	(3,687)	(4,458)

Total net effect of derivatives and hedging activities	$20,337	$90,408	$(778)	$(63,677)	$(3,687)	$42,603

	For the Six Months Ended June 30, 2025
Net Effect of Derivatives and Hedging Activities	Advances	Investments	Mortgage Loans	CO Bonds	CO Discount Notes	Total
Net interest income
Amortization / accretion of hedging activities (1)	$(512)	$24,495	$56	$6,700	$—	$30,739
(Losses) gains on designated fair-value hedges	(1,822)	(2,714)	—	465	—	(4,071)
Net interest settlements (2)	54,036	135,749	—	(160,720)	—	29,065
Price alignment interest (3)	(2,882)	(7,066)	—	378	—	(9,570)
Total net interest income	48,820	150,464	56	(153,177)	—	46,163

Net gains (losses) on derivatives and hedging activities
Losses on derivatives not receiving hedge accounting	—	—	—	—	(1,819)	(1,819)
Mortgage delivery firm commitments	—	—	365	—	—	365
Price alignment interest (3)	—	—	—	—	655	655
Net gains (losses) on derivatives and hedging activities	—	—	365	—	(1,164)	(799)

Total net effect of derivatives and hedging activities	$48,820	$150,464	$421	$(153,177)	$(1,164)	$45,364
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

Housing and Community Investment Program Expenses

We have a dual mission to provide our members with highly reliable wholesale funding and liquidity, and to support affordable housing and community economic development. In fulfilling our mission to support affordable housing and community economic development, we administer a number of programs, some of which are statutory while others are discretionary. For additional information on our dual mission and these specific programs, see Part I — Item 1 — Business — General and Part I – Item 1 – Business – Targeted Housing and Community Investment Programs in the 2025 Annual Report.

We are required to annually set aside a portion of our earnings for our Affordable Housing Program. These funds assist members serving very low-, low-, and moderate-income households and support community economic development. The Bank's net income for the six months ended June 30, 2026, resulted in an accrual of $10.0 million to the AHP pool of funds that will be part of the Bank's annual AHP assessment that will fund the AHP in 2027. Contributions made to our discretionary housing and community investment programs reduce the Bank’s net income for the year, therefore reducing our statutory accrual of funds to the AHP. The Bank's board of directors made a voluntary AHP contribution of $5.9 million for the six months ended June 30, 2026.

Table 6 - Statutory AHP Assessment and Voluntary AHP Contributions
(dollars in thousands)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
Net income subject to AHP statutory assessment	$50,360	$52,262	$99,714	$115,681
Statutory AHP percentage	10%	10%	10%	10%
Statutory AHP assessment	5,036	5,226	9,971	11,568
AHP voluntary contribution(1)	1,934	2,238	5,896	6,672
Total AHP contributions	$6,970	$7,464	$15,867	$18,240
________________________
(1)    Includes both voluntary and supplemental voluntary contributions to the AHP. Supplemental voluntary contribution to the AHP is the amount that restores the statutory AHP assessment amount to what it otherwise would have been in the absence of the voluntary AHP contribution and the discretionary housing and community investment contribution.

Discretionary housing and community investment program expenses are shown in the table below, by program.

Table 7 - Discretionary Housing and Community Investment Program Expenses
(dollars in thousands)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
Program	2026	2025	2026	2025
Affordable housing
Housing Our Workforce program	$5,435	$5,321	$5,435	$5,321
Lift Up Homeownership program	5,137	5,700	5,137	5,700
MPF Permanent Rate Buy-Down product	5,031	3,354	5,206	3,758

Economic development
Jobs for New England program	859	1,621	2,382	3,974

Community Development Financial Institutions
CDFI Advance program	943	4,146	5,814	6,206
Total discretionary housing and community investment program expenses	$17,405	$20,142	$23,974	$24,959

FINANCIAL CONDITION

Advances

At June 30, 2026, the advances portfolio totaled $45.0 billion, an increase of $6.2 billion from $38.8 billion at December 31, 2025.

Table 8 - Advances Outstanding by Product Type
(dollars in thousands)

	June 30, 2026		December 31, 2025
	Par Value	Percent of Total	Par Value	Percent of Total
Fixed-rate advances
Short-term	$11,951,632	26.5%	$11,210,295	28.9%
Long-term	8,853,837	19.6	8,530,500	22.0
Putable	6,236,570	13.8	6,965,970	17.9
Overnight	2,240,504	5.0	2,179,677	5.6
Amortizing	842,982	1.9	922,613	2.4
	30,125,525	66.8	29,809,055	76.8

Variable-rate advances
Simple variable (1)	14,945,877	33.2	8,989,242	23.2
All other variable-rate indexed advances	54	—	1,585	—
	14,945,931	33.2	8,990,827	23.2
Total par value	$45,071,456	100.0%	$38,799,882	100.0%
________________________
(1)    Includes floating-rate advances that may be contractually prepaid by the borrower on a floating-rate reset date without incurring prepayment or termination fees.

See Part I — Item 1 — Financial Statements — Notes to the Financial Statements — Note 4 — Advances for disclosures relating to redemption terms of advances.

Advances Credit Risk

We manage credit risk on advances by monitoring the financial condition of our borrowers and by holding collateral we believe will be sufficient to protect the Bank from credit losses. The Bank has an internal credit rating methodology that estimates each borrower’s credit risk utilizing call report data and other quantitative factors as well as qualitative considerations including, but not limited to, regulatory examination reports. Based on its rating, we assign each member and non-member housing associate to one of the four credit categories below to allow the Bank to leverage risk mitigation strategies across groups of similarly rated members. Each credit category reflects increasing limitations on borrowing capacity and terms to maturity, as well as our increasing level of control over the collateral pledged by the borrower.

•Credit category one (Credit Category-1): a borrower is generally in satisfactory financial condition;
•Credit category two (Credit Category-2): a borrower shows financial weakness or weakening financial trends;
•Credit category three (Credit Category-3): a borrower demonstrates financial weaknesses that present an elevated level of concern; and
•Credit category four (Credit Category-4): a borrower shows significant financial weaknesses and an increased likelihood of failure over the next 12 months.

The Bank may impose different borrowing capacity limitations or collateral pledging requirements on a borrower if the Bank determines that doing so mitigates risks to the Bank and/or the borrower.

The following table presents a summary of the status of the credit outstanding and overall collateral borrowing capacity of the Bank’s borrowers as of June 30, 2026.

Table 9 - Credit Outstanding and Collateral Borrowing Capacity by Credit Category
(dollars in thousands)

	June 30, 2026
	Borrowers with Credit Outstanding
	Number		Other Credit Outstanding(1)	Total Credit Outstanding	Collateral Borrowing Capacity(2)
Borrower Credit Category		Advances			Total	Used
Member borrowers(3)
Credit Category-1	275	$43,352,841	$9,943,209	$53,296,050	$153,119,768	34.8%
Credit Category-2	34	1,483,893	46,703	1,530,596	3,803,204	40.2
Credit Category-3	9	145,236	81,070	226,306	705,528	32.1
Credit Category-4	—	—	—	—	—	—
Nonmember borrowers(4)
Former members	7	38,699	1,739	40,438	134,977	30.0
Housing associates	5	50,787	101	50,888	65,337	77.9
Total	330	$45,071,456	$10,072,822	$55,144,278	$157,828,814	34.9%
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

We have not recorded any allowance for credit losses on advances as of June 30, 2026, and December 31, 2025, for the reasons discussed in Part I — Item 1 — Financial Statements — Notes to the Financial Statements — Note 4 — Advances.

Table 10 - Top Five Advance-Borrowing Institutions
(dollars in thousands)

	June 30, 2026
Name	Par Value of Advances	Percent of Total Par Value of Advances	Weighted-Average Rate (1)
Citizens Bank, N.A.	$6,363,166	14.1%	3.95%
Webster Bank, N.A.	3,661,246	8.1	3.84
State Street Bank and Trust Company	3,500,000	7.8	3.86
Salem Five Cents Savings Bank	1,587,101	3.5	3.83
Institution for Savings in Newburyport and its Vicinity	1,448,282	3.2	3.81
Total of top five advance-borrowing institutions	$16,559,795	36.7%

	December 31, 2025
Name	Par Value of Advances	Percent of Total Par Value of Advances	Weighted-Average Rate (1)
State Street Bank and Trust Company	$3,500,000	9.0%	4.06%
Webster Bank, N.A.	2,980,718	7.7	3.86
Citizens Bank, N.A.	2,013,387	5.2	3.92
Institution for Savings in Newburyport and its Vicinity	1,468,719	3.8	3.81
Hingham Institution for Savings	1,463,815	3.8	3.94
Total of top five advance-borrowing institutions	$11,426,639	29.5%
_______________________

(1)    Weighted-average rates are based on the contract rate of each advance without taking into consideration the effects of interest-rate-exchange agreements that we may use as hedging instruments.

Investments

At June 30, 2026, investment securities and short-term money-market instruments totaled $27.2 billion, an increase of $2.0 billion from $25.2 billion at December 31, 2025.

Short-term money-market investments increased $1.2 billion to $10.7 billion at June 30, 2026, compared with December 31, 2025. The increase was attributable to increases in federal funds sold and interest-bearing deposits of $1.7 billion and $509.1 million, respectively, offset by a decrease of $1.0 billion in securities purchased under agreements to resell.

Investment securities increased $829.2 million to $16.5 billion at June 30, 2026, compared with $15.7 billion at December 31, 2025.

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

We place short-term funds with large, high-quality financial institutions. As of June 30, 2026, all of these placements either expired within one business day or were payable upon demand. See Part I — Item 1 — Business — Business Lines — Investments in the 2025 Annual Report for additional information.

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

Table 11 - Credit Ratings of Investments at Carrying Value
(dollars in thousands)

	As of June 30, 2026
	Long-Term Credit Rating
Investment Category	Triple-A	Double-A	Single-A
Money-market instruments: (1)
Interest-bearing deposits	$—	$848,150	$1,713,271
Securities purchased under agreements to resell	—	—	3,500,000
Federal funds sold	—	1,290,000	3,350,000
Total money-market instruments	—	2,138,150	8,563,271

Investment securities:(2)

Non-MBS:
U.S. Treasury obligations	—	4,068,663	—
U.S. government-owned corporations	—	226,941	—
GSE	—	94,506	—
Supranational institutions	238,837	—	—
HFA securities	85,061	66,273	—
Total non-MBS	323,898	4,456,383	—

MBS:
U.S. government guaranteed - single-family	—	95,254	—
U.S. government guaranteed - multifamily	—	446,592	—
GSE – single-family	—	2,216,438	—
GSE – multifamily	—	8,985,637	—
Total MBS	—	11,743,921	—

Total investment securities	323,898	16,200,304	—

Total investments	$323,898	$18,338,454	$8,563,271
_______________________
(1)    The counterparty's nationally recognized statistical ratings organization rating is used for money-market instruments. Counterparty ratings are obtained from Moody's, Fitch, Inc. (Fitch), and S&P and are each as of June 30, 2026. If there is a split rating, the lowest rating is used. In certain instances where a counterparty is unrated, the Bank may assign a deemed rating to the counterparty and that deemed rating is used.
(2)    The issue rating is used for investment securities. Issue ratings are obtained from Moody's, Fitch, and S&P. If there is a split rating, the lowest rating is used.

Table 12 - Unsecured Credit Related to Money-Market Instruments and Debentures
(dollars in thousands)

	Carrying Value
	June 30, 2026	December 31, 2025
Federal funds sold	$4,640,000	$2,959,000
Interest bearing deposits	2,561,421	2,052,365
Supranational institutions	238,837	243,394
U.S. government-owned corporations	226,941	230,065
GSEs	94,506	96,535
Corporate bonds	—	1,401

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

As of June 30, 2026, our mortgage loan investment portfolio totaled $4.5 billion, an increase of $241.9 million from December 31, 2025. This increase is the result of mortgage loan purchase volumes exceeding principal repayments during 2026. We expect continued competition from Federal National Mortgage Association and Federal Home Loan Mortgage Corporation, as well as from private mortgage loan acquirers, for loan investment opportunities.

Mortgage Loans Credit Risk

We are subject to credit risk from the mortgage loans in which we invest due to our exposure to the credit risk of the underlying borrowers and the credit risk of the participating financial institutions when the participating financial institutions retain credit-enhancement and/or servicing obligations. For additional information on the credit risks arising from our participation in the MPF Program, see Part II — Item 7 — Management's Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition — Mortgage Loans — Mortgage Loans Credit Risk in the 2025 Annual Report. For information on the payment status of our mortgage loan portfolio as of June 30, 2026, see Part I — Item 1 — Financial Statements — Notes to Financial Statements — Note 5 — Mortgage Loans Held for Portfolio in this report.

Although our mortgage loan portfolio includes loans throughout the U.S., concentrations of 5 percent or greater of the par value of our conventional mortgage loan portfolio are shown in Table 13.

Table 13 - State Concentrations by Par Value

	Percentage of Total Par Value of Conventional Mortgage Loans
	June 30, 2026	December 31, 2025
Massachusetts	52%	54%
Maine	19	18
Vermont	10	9
Connecticut	7	7
All others	12	12
Total	100%	100%

Consolidated Obligations

See Liquidity and Capital Resources for information regarding our COs.

Derivative Instruments

All derivatives are recorded on the statement of condition at fair value and classified as either derivative assets or derivative liabilities. Bilateral and cleared derivatives outstanding are classified as assets or liabilities according to the net fair value of derivatives aggregated by each counterparty. Derivative assets' net fair value, net of cash collateral and accrued interest, totaled $333.4 million and $295.7 million as of June 30, 2026, and December 31, 2025, respectively. Derivative liabilities' net fair value, net of cash collateral and accrued interest, totaled $5.8 million and $2.3 million as of June 30, 2026, and December 31, 2025, respectively.

The following table presents a summary of the notional amounts and estimated fair values of our outstanding derivatives, excluding accrued interest, and related hedged item by product and type of accounting treatment as of June 30, 2026, and December 31, 2025. The notional amount represents the hypothetical principal basis used to determine periodic interest payments received and paid. However, the notional amount does not represent an actual amount exchanged or our overall exposure to credit and market risk.

Table 14 - Derivatives and Hedge-Accounting Treatment
(dollars in thousands)

			June 30, 2026		December 31, 2025
Hedged Item	Derivative	Designation(1)	Notional Amount	Fair Value	Notional Amount	Fair Value
Advances	Swaps	Fair value	$11,821,841	$(21,266)	$11,482,436	$(83,599)
	Swaps	Economic	3,765	12	—	—
Total associated with advances			11,825,606	(21,254)	11,482,436	(83,599)
Available-for-sale securities	Swaps	Fair value	12,532,141	(56,399)	11,532,025	(80,385)
COs	Swaps	Fair value	18,106,760	(246,580)	21,078,500	(232,369)
	Swaps	Economic	7,576,916	1,322	7,722,435	2,190
	Forward starting swaps	Cash Flow	491,000	323	641,000	469
Total associated with COs			26,174,676	(244,935)	29,441,935	(229,710)
Total			50,532,423	(322,588)	52,456,396	(393,694)
Mortgage delivery firm commitments			89,372	112	59,316	85
Total derivatives			$50,621,795	(322,476)	$52,515,712	(393,609)
Accrued interest				147,450		166,995
Cash collateral, including related accrued interest				502,599		520,026
Net derivatives				$327,573		$293,412

Derivative asset				$333,413		$295,723
Derivative liability				(5,840)		(2,311)
Net derivatives				$327,573		$293,412
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

Derivative Instruments Credit Risk. For information on our approach to the credit risks arising from our use of derivatives, see Part II — Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition — Derivative Instruments — Derivative Instruments Credit Risk in the 2025 Annual Report.

Table 15 - Credit Exposure to Derivatives Counterparties
(dollars in thousands)

	As of June 30, 2026
	Notional Amount	Net Derivatives Fair Value Before Collateral	Cash Collateral Pledged to (from) Counterparty	Non-cash Collateral Pledged from Counterparty (1)	Net Credit Exposure to Counterparties
Asset positions with credit exposure:
Uncleared derivatives
Double-A	$33,500	$5	$—	$—	$5
Single-A	2,930,971	4,059	(104)	(3,367)	588
Cleared derivatives	26,161,702	19,073	308,065	—	327,138

Liability positions with credit exposure:
Uncleared derivatives
Single-A	6,669,500	(27,908)	30,034	—	2,126
Total interest-rate swap positions with nonmember counterparties to which we had credit exposure	35,795,673	(4,771)	337,995	(3,367)	329,857

Mortgage delivery firm commitments (2)	89,372	189	—	—	189
Total	$35,885,045	$(4,582)	$337,995	$(3,367)	$330,046
_______________________
(1)    The amount of non-cash collateral for uncleared derivatives included in the determination of the net credit exposure is limited to the amount needed to secure the Bank’s uncleared exposure. As of June 30, 2026, the Bank received excess non-cash collateral with a fair value of $250 thousand.
(2)    Total fair-value exposures related to firm commitments to invest in mortgage loans are offset by certain pair-off fees. Firm commitments to invest in mortgage loans are reflected as derivatives. We do not collateralize these commitments. However, should the participating financial institution fail to deliver the mortgage loans as agreed, the participating financial institution is charged a fee to compensate us for the nonperformance.

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

Sources and Uses of Liquidity. Our primary sources of liquidity are proceeds from the issuance of COs and advance repayments, and maturing short-term investments, as well as cash and investment holdings that are primarily high-quality, short- and intermediate-term financial instruments that can be sold or pledged as collateral under a repurchase agreement. During the six months ended June 30, 2026, we maintained continuous access to funding and adapted our debt issuance to meet the needs of our members.

Secondary sources of liquidity include payments collected on mortgage loans, proceeds from the issuance of capital stock, and member deposits. In addition, under the FHLBank Act, the U.S. Treasury may purchase up to $4 billion of FHLBank COs. The terms, conditions, and interest rates in such a purchase would be determined by the U.S. Treasury. This authority may be exercised at the discretion of the U.S. Treasury with the agreement of the FHFA only if alternative means cannot be effectively employed to permit members of the FHLBanks to continue to supply reasonable amounts of funds to the mortgage market, and the ability to supply such funds is substantially impaired because of monetary stringency and high interest rates. There were no such purchases by the U.S. Treasury during the six months ended June 30, 2026.

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

Liquidity Management. We maintain our liquidity so that if projected net cash flow falls below zero on or before the 21st day following the measurement date, then management of the Bank is notified and determines whether any corrective action is necessary. We did not breach this threshold at any time during the six months ended June 30, 2026. Table 16 below shows this calculation as of June 30, 2026.

Table 16 - Projected Net Cash Flow
(dollars in thousands)

As of June 30, 2026
21 Days
Uses of funds
Interest payable	$171,269
Maturing or expected option exercise of liabilities	7,333,518
Committed asset settlements	280,250
Capital outflow	46,908
MPF delivery commitments	94,310
Projected Calls	5,000
Gross uses of funds	7,931,255

Sources of funds
Interest receivable	196,049
Maturing or projected amortization of assets	17,840,515
Committed liability settlements	237,719
Cash and due from banks and interest bearing deposits	2,575,498
Other	20,216
Gross sources of funds	20,869,997

Projected net cash flow	$12,938,742

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

We were in compliance with the Base Case Liquidity Requirement at all times during the six months ended June 30, 2026.

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

Table 17 - Funding Gap Metric

Funding Gap Metric (1)	Limit	Three-Month Average June 30, 2026	Three-Month Average December 31, 2025
3-month Funding Gap	15%	(0.1)%	(0.8)%
1-year Funding Gap	30%	18.8%	14.4%
_______________________
(1)    The funding gap metric is a positive value when maturing liabilities exceed maturing assets, as defined, within the given period. Compliance with limits is evaluated against the rolling three-month average of the month-end funding gaps.

External Sources of Liquidity

Amended and Restated FHLBanks P&I Funding Contingency Plan Agreement. All FHLBanks have a source of emergency external liquidity through the Amended and Restated FHLBanks P&I Funding Contingency Plan Agreement as discussed in Part II — Item 7 — Management's Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Liquidity — External Sources of Liquidity in the 2025 Annual Report. We have never drawn funding under this agreement, nor have we ever been required to provide funding to another FHLBank under this agreement.

Debt Financing — Consolidated Obligations

At June 30, 2026, and December 31, 2025, outstanding COs for which we are primarily liable, including both CO bonds and CO discount notes, totaled $71.8 billion and $63.6 billion, respectively. CO bonds outstanding for which we are primarily liable at June 30, 2026, and December 31, 2025, include issued callable bonds totaling $16.1 billion and $17.7 billion, respectively.

CO discount notes comprised 33.1 percent and 33.3 percent of the outstanding COs for which we are primarily liable at June 30, 2026, and December 31, 2025, respectively, but accounted for 61.6 percent and 52.2 percent of the proceeds from the issuance of such COs during the six months ended June 30, 2026 and 2025, respectively.

Overall, we continued to experience strong demand for COs among investors. During the period covered by this report, the capital markets have supported our funding needs and we have been able to issue debt in the amounts and structures required to satisfy the demand for advances and meet our funding and risk-management needs.

Capital

Total capital was $4.1 billion and $3.8 billion at June 30, 2026, and December 31, 2025, respectively.

The FHLBank Act and FHFA regulations specify that each FHLBank is required to satisfy certain minimum regulatory capital requirements. We were in compliance with these requirements at June 30, 2026, as discussed in Part I — Item 1 — Financial Statements — Notes to the Financial Statements — Note 10 — Capital.

Capital Rule

The FHFA's regulation on FHLBank capital classification and critical capital levels (the Capital Rule), among other things, establishes criteria for capital classifications and corrective action requirements for FHLBanks that are classified in any classification other than adequately capitalized. The Capital Rule requires the Director of the FHFA to determine on no less than a quarterly basis the capital classification of each FHLBank. Based on financial information as of March 31, 2026, the FHFA determined that we met the definition of adequately capitalized under the Capital Rule.

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

Internal Minimum Capital Requirement in Excess of Regulatory Requirements

In an effort to provide protection for our capital base, we maintain an internal minimum capital requirement whereby the amount of paid-in capital stock and retained earnings (together, our actual regulatory capital) must be at least equal to the sum of 4 percent of our total assets plus an amount we measure as our risk exposure with 99 percent confidence using our economic capital model (together, our internal minimum capital requirement). As of June 30, 2026, this internal minimum capital requirement equaled $3.7 billion, which was satisfied by our actual regulatory capital of $4.2 billion.

Minimum Retained Earnings Target

Our minimum required level of retained earnings is determined monthly using rolling three-month averages. Retained earnings must be at least 4.0 percent of our total assets less outstanding capital stock plus the economic capital requirement.

At June 30, 2026, we had total retained earnings of $2.0 billion, which exceeded the limit of $1.5 billion. In the event that the Bank’s balance of retained earnings is below the limit, dividends may not exceed 40 percent of the prior quarter’s net income.

Repurchases of Excess Stock

We have the authority, but are not obliged, to repurchase excess stock, as discussed under Part I — Item 1 — Business — Capital Resources — Repurchase of Excess Stock in the 2025 Annual Report.

Table 18 - Capital Stock Requirements and Excess Capital Stock
(dollars in thousands)

	Membership Stock Investment Requirement	Activity-Based Stock Investment Requirement	Total Stock Investment Requirement (1)	Outstanding Class B Capital Stock (2)	Excess Class B Capital Stock
June 30, 2026	$364,591	$1,801,011	$2,165,623	$2,212,531	$46,908
December 31, 2025	355,203	1,550,527	1,905,751	1,940,732	34,981
_______________________
(1)    Total stock investment requirement is rounded up to the nearest $100 on an individual member basis.
(2)    Class B capital stock outstanding includes mandatorily redeemable capital stock.

Restricted Retained Earnings and the Joint Capital Agreement

At June 30, 2026, our total required contribution to the restricted retained earnings account was $697.2 million and the balance of the restricted retained earnings account was $572.5 million, thus requiring us to contribute 20 percent of net income to our restricted retained earnings account.

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

As of June 30, 2026, we have not made any significant changes to the estimates and assumptions used in applying our critical accounting policies and estimates from those used to prepare our audited financial statements.

LEGISLATIVE AND REGULATORY DEVELOPMENTS

Significant legislative and regulatory actions and developments for the period covered by this report are summarized below.

We are subject to various legal and regulatory requirements and priorities. Certain actions, regulatory priorities, and areas of focus, such as deregulation, by the current administration have changed and continue to change the regulatory environment. These changes have affected, and likely will continue to affect, certain aspects of our business operations, and could affect our financial condition, results of operations, and reputation.

For example, the FHFA rescinded guidance related to establishing our target ratio of advances and mortgage assets compared to consolidated obligations, providing us more discretion in developing our strategic business plan. Additionally, the FHFA proposed to repeal the new business activity rule, which currently requires the FHFA’s nonobjection before we undertake certain new business activities.

Prudential Banking Regulators’ Proposed Capital Rules. On March 27, 2026, the Federal Deposit Insurance Corporation, the Office of the Comptroller of the Currency and the Board of Governors of the Federal Reserve System (Federal Reserve) published two joint notices of proposed rulemakings, and the Federal Reserve separately published a third proposed rulemaking applicable only to global systemically important banking organizations (GSIBs), that would revise the regulatory capital requirements for certain depository and banking institutions, generally consistent with the final global recommendations by the Basel Committee on Banking Supervision adopted in December 2017, known as the "Basel III Endgame". Among other changes, the proposed rules would revise risk-based capital calculations, reducing capital requirements for certain mortgage assets (including relating to acquired member asset loans sold to the FHLBanks) and collateral eligible to be pledged as security for advances. Conversely, the proposed rules would modify the standardized approach for risk-based capital treatment with respect to collateralized transactions by modifying the market price volatility haircuts assigned to collateral in such transactions, including by reducing haircuts to certain forms of collateral relative to GSE debt (including FHLBank debt securities), which may adversely affect market liquidity and demand for FHLBank debt securities and increase our funding costs. Finally, the proposed rules would revise the capital surcharge calculation for GSIBs and make material changes to the GSIB short-term wholesale funding reliance methodology, which may increase the capital surcharge attributable to GSIBs' use of our advances and may disincentivize GSIBs' use of advances. We continue to evaluate the potential impact of these proposed rules on our financial condition and results of operations.

21st Century ROAD to Housing Act. On July 11, 2026, the 21st Century ROAD to Housing Act (the Act) became law. The Act contains a series of reforms designed to impact affordable housing which include a statutory prohibition barring large institutional investors from purchasing single-family homes, subject to certain specific exceptions, allowing community banks with under $10 billion in assets to exempt custodial deposits of up to 20 percent of total liabilities from brokered deposits regulations, and exempting a higher portion of reciprocal deposits of such community banks from the brokered deposit classification. We are reviewing how the various reforms brought by the Act could impact our member's demand for Bank advances due to more relaxed regulation around brokered deposits, and our business, results of operations, and financial condition.

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

Table 19 - Interest-Rate Risk Management
(dollars in millions)

	Outstanding Par Value/Notional Balance as of
	June 30, 2026	December 31, 2025	Change
Fixed-rate noncallable debt, not hedged by interest-rate swaps	$6,263	$7,192	$(929)
Fixed-rate callable debt not hedged by interest-rate swaps	2,145	2,211	(66)
CO debt hedged by interest-rate-exchange agreements, including both fair-value hedge relationships and economic hedge relationships(1)	25,684	28,801	(3,117)
Advances hedged by interest-rate-exchange agreements, including both fair-value hedge relationships and economic hedge relationships	11,826	11,482	344

Available-for-sale securities (non-MBS) hedged by interest-rate-exchange agreements	4,859	5,079	(220)
Available-for-sale securities (MBS) hedged by interest-rate-exchange agreements	7,673	6,453	1,220
Total hedged available-for-sale securities	12,532	11,532	1,000

Notional principal balance of forward starting interest-rate swaps hedging the anticipated future issuance of CO debt	491	641	(150)

_______________________
(1)    The amount for June 30, 2026, and December 31, 2025, includes unsettled CO bonds with a par value of $138.0 million and $50.0 million, respectively.

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

We maintain limits in connection with some of the foregoing metrics. Those limits, and the foregoing market and interest-rate risk metrics are more fully discussed under Part II — Item 7A — Quantitative and Qualitative Disclosures About Market Risk — Measurement of Market and Interest-Rate Risk and Related Policy Constraints in the 2025 Annual Report.

Table 20 - Interest-Rate / Market-Rate Risk Metrics

	June 30, 2026	December 31, 2025	Limit
MVE	$4.0 billion	$3.6 billion	None
MVE/BVE	98%	96%	None
MVE/Par Stock	180%	188%	Maintain above 125%
Economic Capital Ratio	5.1%	5.3%	Maintain above 4.0%
VaR	11.8% of MVE	11.0% of MVE	None
Duration of Equity (1)	+1.36 years	+1.54 years	Maintain between +/- 4.0 years
MVE Sensitivity: (1)
Down 200 basis point parallel rate shock	2.9%	3.1%	Maintain above -15%
Up 200 basis point parallel rate shock	(3.5)%	(3.4)%
Duration Gap (1)	+0.84 months	+0.97 months	None
_______________________
(1)    Metrics for measuring against the limits are calculated using a methodology which does not constrain interest rates to a minimum of zero percent. Additional metrics are calculated in accordance with guidance from the FHFA, which requires that we constrain projected future interest rates and discounting yields to a minimum of zero percent. For the periods ended June 30, 2026, and December 31, 2025, the results of the constrained and unconstrained metrics were the same.

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

The table below presents the VaR estimate as of June 30, 2026, and December 31, 2025, and represents the estimates of potential reduction to our MVE from potential future changes in interest rates and other market factors, as described above. Estimated potential market value loss exposures are expressed as a percentage of the then-current MVE. The table is intended to represent a statistically based range of VaR exposures.

Table 21 - Value-at-Risk
(dollars in millions)

	Value-at-Risk (Gain) Loss Exposure
	June 30, 2026		December 31, 2025
Confidence Level	% of MVE (1)	Amount	% of MVE (1)	Amount
50%	6.84%	$273.3	6.46%	$235.6
75%	7.83	312.5	7.53	274.6
95%	9.68	386.6	9.45	344.6
99%	11.31	451.5	10.46	381.1

Average of five worst scenarios as of period end	11.79	470.9	11.00	400.8
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

Table 22 - Market and Interest-Rate Risk Metrics
(dollars in millions)

	June 30, 2026
	Down 300(1)	Down 200(1)	Down 100(1)	Base	Up 100	Up 200	Up 300
MVE	$4,176	$4,107	$4,045	$3,993	$3,930	$3,852	$3,763
Percent change in MVE from base	4.6%	2.9%	1.3%	—%	(1.6)%	(3.5)%	(5.8)%
MVE/BVE	102%	101%	99%	98%	96%	94%	92%
MVE/Par Stock	189%	186%	183%	180%	178%	174%	170%
Duration of Equity	+2.05 years	+1.59 years	+1.40 years	+1.36 years	+1.82 years	+2.18 years	+2.50 years
Return on Capital Stock less SOFR	4.6%	5.2%	5.9%	7.0%	7.5%	8.0%	8.5%
Net income percent change from base	(48.5)%	(34.4)%	(19.0)%	—%	13.4%	26.9%	40.2%

	December 31, 2025
	Down 300(1)	Down 200(1)	Down 100(1)	Base	Up 100	Up 200	Up 300
MVE	$3,831	$3,758	$3,701	$3,645	$3,586	$3,520	$3,448
Percent change in MVE from base	5.1%	3.1%	1.5%	—%	(1.6)%	(3.4)%	(5.4)%
MVE/BVE	101%	99%	98%	96%	95%	93%	91%
MVE/Par Stock	197%	194%	191%	188%	185%	181%	178%
Duration of Equity	+2.62 years	+1.55 years	+1.56 years	+1.54 years	+1.75 years	+1.96 years	+2.19 years
Return on Capital Stock less SOFR	1.8%	2.4%	3.3%	4.5%	5.4%	6.1%	6.7%
Net income percent change from base	(72.7)%	(51.5)%	(28.1)%	—%	24.4%	45.1%	65.4%
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

Our management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures, with the participation of the president and chief executive officer and the chief financial officer, as of June 30, 2026. Based on that evaluation, our president and chief executive officer and chief financial officer have concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of June 30, 2026.

Changes in Internal Control over Financial Reporting

During the quarter ended June 30, 2026, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, we are subject to various legal proceedings arising in the normal course of business. After consultation with legal counsel, we do not anticipate that the ultimate liability, if any, arising out of these matters will have a material adverse effect on our financial condition or results of operations.

ITEM 1A. RISK FACTORS

Except as set forth below, there have been no material changes to the risk factors set forth in the 2025 Annual Report. Readers should review the changes below and the risk factors set forth in the 2025 Annual Report which could materially impact our business, financial condition, or future results. These risks are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem immaterial may also materially impact us.

The following risk factor has been updated to reflect an event expected to occur in the third quarter of 2026 based on publicly available information.

The loss of large members could result in lower demand for our products and services. [Revised August 13, 2026.]

As of June 30, 2026, our five largest stockholding members accounted for 36.7 percent of our advances and held 31.8 percent of our capital stock. The loss of large members or a significant reduction in the level of business they conduct with us would likely result in lower overall demand for our products and services in the future and adversely impact our results of operations. For example, one of our larger members, which represented approximately 8.1 percent of our outstanding advances and 9.6 percent of our outstanding letters of credit as of June 30, 2026, is a party to a merger agreement that is expected to result in its redistricting to another FHLBank during the third quarter of 2026. If the merger is completed as expected, we would no longer be permitted to issue new advances or letters of credit to the surviving entity, and the surviving entity could elect to prepay its outstanding advances. This decrease in advances balances and future demand for advances and other products could adversely impact our future results of operations.

Also, consolidations within the financial services industry could reduce the number of current and potential members in our district. Industry consolidation could also cause us to lose multiple members whose business and ownership of our stock are so substantial that their loss could adversely impact our future results of operations and threaten our viability. Under those circumstances, we might be forced to consider strategic alternatives, which could include a merger with another FHLBank.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Number	Exhibit Description	Reference

3.2	By-laws of the Federal Home Loan Bank of Boston, amended and restated as of July 24, 2026	Filed within this Form 10-Q
31.1	Certification of the president and chief executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed within this Form 10-Q
31.2	Certification of the chief financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed within this Form 10-Q
32.1	Certification of the president and chief executive officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed within this Form 10-Q
32.2	Certification of the chief financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed within this Form 10-Q
101.INS	XBRL Instance Document	The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document	Filed within this Form 10-Q
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	Filed within this Form 10-Q
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	Filed within this Form 10-Q
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	Filed within this Form 10-Q
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	Filed within this Form 10-Q
104	The cover page of the Bank’s Quarterly report on Form 10-Q, formatted in Inline XBRL	Included within the Exhibit 101 attachments
* Management contract or compensatory plan. Portions of this exhibit have been omitted.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date	FEDERAL HOME LOAN BANK OF BOSTON (Registrant)

August 13, 2026	By:	/s/	Timothy J. Barrett
Timothy J. Barrett President and Chief Executive Officer

August 13, 2026	By:	/s/	Frank Nitkiewicz
Frank Nitkiewicz Executive Vice President, Chief Operating Officer and Chief Financial Officer