Form 10-Q
period 2026-09-30
Federal Home Loan Bank of Boston
filed 2026-11-12
CIK 1331463

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
OR
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

Shares outstanding as of October 31, 2026 (in thousands)
Class B Stock, par value	$100	18,835

FEDERAL HOME LOAN BANK OF BOSTON
Form 10-Q

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

FEDERAL HOME LOAN BANK OF BOSTON STATEMENTS OF CONDITION (dollars and shares in thousands, except par value) (unaudited)
	September 30, 2026	December 31, 2025
ASSETS
Cash and due from banks	$22,165	$1,184
Interest-bearing deposits	2,238,523	2,052,365
Securities purchased under agreements to resell	4,750,000	4,500,000
Federal funds sold	3,200,000	2,959,000
Investment securities:
Trading securities	—	1,401
Available-for-sale securities (amortized cost of $16,166,975 and $15,827,283 at September 30, 2026 and December 31, 2025, respectively)	15,927,693	15,643,385
Held-to-maturity securities (a)	43,317	50,192
Total investment securities	15,971,010	15,694,978
Advances	38,885,425	38,762,563
Mortgage loans held for portfolio, net of allowance for credit losses of $2,900 and $2,600 at September 30, 2026 and December 31, 2025, respectively	4,718,054	4,285,722
Accrued interest receivable	159,093	181,543
Derivative assets, net	301,051	295,723
Other assets	81,277	79,571
Total Assets	$70,326,598	$68,812,649
LIABILITIES
Deposits
Interest-bearing	$1,004,018	$861,838
Non-interest-bearing	44,001	53,461
Total deposits	1,048,019	915,299
Consolidated obligations (COs):
Bonds	48,038,074	42,429,753
Discount notes	16,916,786	21,196,160
Total consolidated obligations	64,954,860	63,625,913
Mandatorily redeemable capital stock	14,140	4,122
Accrued interest payable	305,459	296,829
Affordable Housing Program (AHP) payable	117,162	113,786
Derivative liabilities, net	3,419	2,311
Other liabilities	94,556	75,050
Total liabilities	66,537,615	65,033,310
Commitments and contingencies (Note 13)
CAPITAL
Capital stock – Class B – putable ($100 par value), 19,428 shares and 19,366 shares issued and outstanding at September 30, 2026 and December 31, 2025, respectively	1,942,840	1,936,610
Retained earnings:
Unrestricted	1,445,765	1,421,472
Restricted	585,748	554,561
Total retained earnings	2,031,513	1,976,033
Accumulated other comprehensive loss	(185,370)	(133,304)
Total capital	3,788,983	3,779,339
Total Liabilities and Capital	$70,326,598	$68,812,649
_______________________________________
(a)    Fair values of held-to-maturity securities were $43,351 and $50,353 at September 30, 2026, and December 31, 2025, respectively.

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF BOSTON STATEMENTS OF OPERATIONS (dollars in thousands) (unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
INTEREST INCOME
Advances	$391,470	$508,062	$1,187,390	$1,532,140
Interest-bearing deposits	26,318	25,360	72,516	78,975
Securities purchased under agreements to resell	40,484	43,958	120,686	101,957
Federal funds sold	42,537	54,330	123,407	176,388
Investment securities:
Trading securities	—	20	33	58
Available-for-sale securities	182,706	201,761	513,750	596,656
Held-to-maturity securities	557	739	1,711	2,341
Total investment securities	183,263	202,520	515,494	599,055
Mortgage loans held for portfolio	53,960	44,853	152,688	125,663
Total interest income	738,032	879,083	2,172,181	2,614,178
INTEREST EXPENSE
Consolidated obligations:
Bonds	454,732	556,232	1,260,846	1,731,947
Discount notes	173,972	215,234	611,854	571,044
Total consolidated obligations	628,704	771,466	1,872,700	2,302,991
Deposits	6,789	6,429	17,513	18,961
Mandatorily redeemable capital stock	665	79	899	243
Other borrowings	5	7	13	57
Total interest expense	636,163	777,981	1,891,125	2,322,252
NET INTEREST INCOME	101,869	101,102	281,056	291,926
Provision for credit losses	200	192	300	400
NET INTEREST INCOME AFTER PROVISION FOR CREDIT LOSSES	101,669	100,910	280,756	291,526
OTHER (LOSS) INCOME
Service fees	3,300	3,312	9,801	9,665
Other, net	(3,425)	1,231	(7,410)	1,003
Total other (loss) income	(125)	4,543	2,391	10,668
OTHER EXPENSE
Compensation and benefits	13,482	12,948	41,419	39,008
Other operating expenses	8,087	8,353	24,097	24,498
AHP voluntary contribution	239	681	6,135	7,353
Discretionary housing and community investment programs	2,155	6,125	26,129	31,084
Federal Housing Finance Agency (the FHFA)	1,323	1,555	3,967	4,667
Office of Finance	1,206	1,239	3,921	3,612
Other	1,167	1,156	4,114	3,059
Total other expense	27,659	32,057	109,782	113,281
INCOME BEFORE ASSESSMENTS	73,885	73,396	173,365	188,913
AHP assessments	7,455	7,348	17,426	18,916
NET INCOME	$66,430	$66,048	$155,939	$169,997

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF BOSTON STATEMENTS OF COMPREHENSIVE INCOME (dollars in thousands) (unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
Net income	$66,430	$66,048	$155,939	$169,997
Other comprehensive income:
Net change in fair-value of available-for-sale securities	(57,488)	42,965	(55,384)	62,220
Net change relating to hedging activities	4,984	(1,837)	3,417	(14,731)
Pension and postretirement benefits	(86)	—	(99)	(390)
Total other comprehensive (loss) income	(52,590)	41,128	(52,066)	47,099
Comprehensive income	$13,840	$107,176	$103,873	$217,096

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF BOSTON STATEMENTS OF CAPITAL THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2026 and 2025 (dollars and shares in thousands) (unaudited)

	Capital Stock Class B – Putable		Retained Earnings			Accumulated Other Comprehensive Loss
	Shares	Par Value	Unrestricted	Restricted	Total		Total Capital
BALANCE, JUNE 30, 2025	22,919	$2,291,941	$1,404,666	$530,034	$1,934,700	$(249,051)	$3,977,590
Comprehensive income			52,838	13,210	66,048	41,128	107,176
Proceeds from issuance of capital stock	3,779	377,829					377,829
Repurchase/redemption of capital stock	(5,623)	(562,221)					(562,221)
Cash dividends on capital stock			(40,739)		(40,739)		(40,739)
BALANCE, SEPTEMBER 30, 2025	21,075	$2,107,549	$1,416,765	$543,244	$1,960,009	$(207,923)	$3,859,635

BALANCE, JUNE 30, 2026	22,045	$2,204,459	$1,427,624	$572,463	$2,000,087	$(132,780)	$4,071,766
Comprehensive income			53,145	13,285	66,430	(52,590)	13,840
Proceeds from issuance of capital stock	7,309	730,992					730,992
Repurchase/redemption of capital stock	(8,429)	(842,909)					(842,909)
Stock reclassified to mandatorily redeemable capital stock	(1,497)	(149,702)					(149,702)
Cash dividends on capital stock			(35,004)		(35,004)		(35,004)
BALANCE, SEPTEMBER 30, 2026	19,428	$1,942,840	$1,445,765	$585,748	$2,031,513	$(185,370)	$3,788,983

BALANCE, DECEMBER 31, 2024	21,952	$2,195,167	$1,403,455	$509,245	$1,912,700	$(255,022)	$3,852,845
Comprehensive income			135,998	33,999	169,997	47,099	217,096
Proceeds from issuance of capital stock	17,131	1,713,103					1,713,103
Repurchase/redemption of capital stock	(18,008)	(1,800,668)					(1,800,668)
Stock reclassified to mandatorily redeemable capital stock	—	(53)					(53)
Cash dividends on capital stock			(122,688)		(122,688)		(122,688)
BALANCE, SEPTEMBER 30, 2025	21,075	$2,107,549	$1,416,765	$543,244	$1,960,009	$(207,923)	$3,859,635

BALANCE, DECEMBER 31, 2025	19,366	$1,936,610	$1,421,472	$554,561	$1,976,033	$(133,304)	$3,779,339
Comprehensive income			124,752	31,187	155,939	(52,066)	103,873
Proceeds from issuance of capital stock	23,978	2,397,899					2,397,899
Repurchase/redemption of capital stock	(22,369)	(2,236,967)					(2,236,967)
Stock reclassified to mandatorily redeemable capital stock	(1,547)	(154,702)					(154,702)
Cash dividends on capital stock			(100,459)		(100,459)		(100,459)
BALANCE, SEPTEMBER 30, 2026	19,428	$1,942,840	$1,445,765	$585,748	$2,031,513	$(185,370)	$3,788,983

The accompanying notes are an integral part of these financial statements.

FEDERAL HOME LOAN BANK OF BOSTON STATEMENTS OF CASH FLOWS (dollars in thousands) (unaudited)
	For the Nine Months Ended September 30,
	2026	2025
OPERATING ACTIVITIES
Net income	$155,939	$169,997
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization/(accretion)	(94,003)	(49,353)
Provision for credit losses	300	400
Net change in derivatives and hedging activities	458,404	(395,314)
Other adjustments, net	9,488	12,621
Net change in:
Market value of trading securities	(18)	151
Accrued interest receivable	22,450	29,453
Other assets	(3,484)	(4,592)
Accrued interest payable	8,614	2,700
Other liabilities	2,583	7,356
Total adjustments	404,334	(396,578)
Net cash provided by (used in) operating activities	560,273	(226,581)

INVESTING ACTIVITIES
Net change in:
Interest-bearing deposits	(291,592)	421,057
Securities purchased under agreements to resell	(250,000)	(4,000,000)
Federal funds sold	(241,000)	(1,800,000)
Advances to members	(263,901)	2,480,382
Trading securities:
Proceeds	1,419	—
Available-for-sale securities:
Proceeds	1,408,254	1,779,001
Purchases	(2,081,201)	(1,358,030)
Held-to-maturity securities:
Proceeds	6,933	9,675
Mortgage loans held for portfolio:
Proceeds	398,165	259,231
Purchases	(838,280)	(740,761)
Other investing activities, net	(2,058)	(1,635)
Net cash used in investing activities	(2,153,261)	(2,951,080)

FEDERAL HOME LOAN BANK OF BOSTON STATEMENTS OF CASH FLOWS — (Continued) (dollars in thousands) (unaudited)
	For the Nine Months Ended September 30,
	2026	2025
FINANCING ACTIVITIES
Net change in deposits	118,926	206,154
Net receipts (payments) on derivatives with a financing element	27,493	(13,551)
Net proceeds from issuance of consolidated obligations:
Discount notes	61,764,237	55,993,886
Discount notes transferred from other FHLBanks	1,994	—
Bonds	39,633,244	43,639,992
Bonds transferred from other FHLBanks	749,988	—
Payments for maturing and retiring consolidated obligations:
Discount notes	(66,014,066)	(52,712,836)
Bonds	(34,583,605)	(43,720,015)
Payment of financing lease	(31)	(30)
Proceeds from issuance of capital stock	2,397,899	1,713,103
Payments for repurchase of capital stock	(2,236,967)	(1,800,668)
Payments for redemption of mandatorily redeemable capital stock	(144,684)	(905)
Cash dividends paid	(100,459)	(122,688)
Net cash provided by financing activities	1,613,969	3,182,442
Net increase in cash and due from banks	20,981	4,781
Cash and due from banks at beginning of the period	1,184	5,149
Cash and due from banks at end of the period	$22,165	$9,930
Supplemental disclosures:
Interest paid	$1,927,688	$2,329,847
Noncash transfers of mortgage loans held for portfolio to other assets	$216	$347

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

Note 3 — Investments

Available-for-sale Securities

Table 3.1 - Available-for-Sale Securities by Major Security Type
(dollars in thousands)

	September 30, 2026
		Amounts Recorded in Accumulated Other Comprehensive Income
	Amortized Cost (1)	Unrealized Gains	Unrealized Losses	Fair Value
U.S. Treasury obligations	$3,825,722	$3,595	$—	$3,829,317
State housing-finance-agency obligations (HFA securities)	194,038	376	(442)	193,972
Supranational institutions	203,446	—	(886)	202,560
U.S. government-owned corporations	216,799	—	(6,099)	210,700
Government-sponsored enterprise (GSE)	91,831	13	(2,230)	89,614
	4,531,836	3,984	(9,657)	4,526,163
Mortgage-backed securities (MBS)
U.S. government guaranteed – single-family	86,448	69	(1,626)	84,891
U.S. government guaranteed – multifamily	491,458	—	(63,028)	428,430
GSE – single-family	2,103,542	3,849	(38,820)	2,068,571
GSE – multifamily	8,953,691	21,831	(155,884)	8,819,638
	11,635,139	25,749	(259,358)	11,401,530
Total	$16,166,975	$29,733	$(269,015)	$15,927,693

	December 31, 2025
		Amounts Recorded in Accumulated Other Comprehensive Income
	Amortized Cost (1)	Unrealized Gains	Unrealized Losses	Fair Value
U.S. Treasury obligations	$4,294,898	$1,744	$(287)	$4,296,355
HFA securities	63,306	181	—	63,487
Supranational institutions	244,781	—	(1,387)	243,394
U.S. government-owned corporations	238,143	—	(8,078)	230,065
GSE	98,926	—	(2,391)	96,535
	4,940,054	1,925	(12,143)	4,929,836
MBS
U.S. government guaranteed – single-family	112,743	106	(1,352)	111,497
U.S. government guaranteed – multifamily	499,715	—	(47,277)	452,438
GSE – single-family	2,392,461	6,166	(30,543)	2,368,084
GSE – multifamily	7,882,310	24,087	(124,867)	7,781,530
	10,887,229	30,359	(204,039)	10,713,549
Total	$15,827,283	$32,284	$(216,182)	$15,643,385
_______________________
(1)    Amortized cost of available-for-sale securities includes adjustments made to the cost basis of an investment for accretion, amortization, collection of cash, and fair-value hedge accounting adjustments. Amortized cost excludes accrued interest receivable of $40.7 million and $41.8 million at September 30, 2026, and December 31, 2025, respectively.

Table 3.2 - Available-for-Sale Securities in a Continuous Unrealized Loss Position
(dollars in thousands)

	September 30, 2026
	Continuous Unrealized Loss Less than 12 Months		Continuous Unrealized Loss 12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
HFA securities	$66,076	$(442)	$—	$—	$66,076	$(442)
Supranational institutions	—	—	202,560	(886)	202,560	(886)
U.S. government-owned corporations	—	—	210,700	(6,099)	210,700	(6,099)
GSE	—	—	52,858	(2,230)	52,858	(2,230)
	66,076	(442)	466,118	(9,215)	532,194	(9,657)
MBS
U.S. government guaranteed – single-family	54,067	(56)	9,595	(1,570)	63,662	(1,626)
U.S. government guaranteed – multifamily	—	—	428,430	(63,028)	428,430	(63,028)
GSE – single-family	593,055	(1,531)	338,005	(37,289)	931,060	(38,820)
GSE – multifamily	1,600,244	(5,503)	4,239,499	(150,381)	5,839,743	(155,884)
	2,247,366	(7,090)	5,015,529	(252,268)	7,262,895	(259,358)
Total	$2,313,442	$(7,532)	$5,481,647	$(261,483)	$7,795,089	$(269,015)

	December 31, 2025
	Continuous Unrealized Loss Less than 12 Months		Continuous Unrealized Loss 12 Months or More		Total
	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
U.S. Treasury obligations	$—	$—	$1,420,537	$(287)	$1,420,537	$(287)
Supranational institutions	—	—	243,394	(1,387)	243,394	(1,387)
U.S. government-owned corporations	—	—	230,065	(8,078)	230,065	(8,078)
GSE	—	—	96,535	(2,391)	96,535	(2,391)
	—	—	1,990,531	(12,143)	1,990,531	(12,143)
MBS
U.S. government guaranteed – single-family	58,687	(78)	11,110	(1,274)	69,797	(1,352)
U.S. government guaranteed – multifamily	—	—	452,438	(47,277)	452,438	(47,277)
GSE – single-family	510,297	(1,145)	507,029	(29,398)	1,017,326	(30,543)
GSE – multifamily	—	—	4,780,948	(124,867)	4,780,948	(124,867)
	568,984	(1,223)	5,751,525	(202,816)	6,320,509	(204,039)
Total	$568,984	$(1,223)	$7,742,056	$(214,959)	$8,311,040	$(216,182)

Table 3.3 - Available-for-Sale Securities by Contractual Maturity
(dollars in thousands)

	September 30, 2026		December 31, 2025
Year of Maturity	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$1,657,088	$1,657,244	$774,639	$775,179
Due after one year through five years	2,451,438	2,454,277	3,848,656	3,848,312
Due after five years through 10 years	91,423	91,080	17,976	17,995
Due after 10 years	331,887	323,562	298,783	288,350
	4,531,836	4,526,163	4,940,054	4,929,836
MBS (1)	11,635,139	11,401,530	10,887,229	10,713,549
Total	$16,166,975	$15,927,693	$15,827,283	$15,643,385
_______________________
(1)    MBS are not presented by contractual maturity because their expected maturities will likely differ from contractual maturities since borrowers of the underlying loans may have the right to call or prepay obligations with or without call or prepayment fees.

Held-to-Maturity Securities

Table 3.4 - Held-to-Maturity Securities by Major Security Type
(dollars in thousands)

	September 30, 2026
	Amortized Cost(1)	Gross Unrecognized Holding Gains	Gross Unrecognized Holding Losses	Fair Value
MBS
U.S. government guaranteed – single-family	$2,139	$17	$—	$2,156
GSE – single-family	41,178	338	(321)	41,195
Total	$43,317	$355	$(321)	$43,351

	December 31, 2025
	Amortized Cost(1)	Gross Unrecognized Holding Gains	Gross Unrecognized Holding Losses	Fair Value
MBS
U.S. government guaranteed – single-family	$2,374	$15	$—	$2,389
GSE – single-family	47,818	453	(307)	47,964
Total	$50,192	$468	$(307)	$50,353
_______________________
(1)    Amortized cost of held-to-maturity securities includes adjustments made to the cost basis of an investment for accretion, amortization, and collection of cash. Amortized cost excludes accrued interest receivable of $201 thousand and $257 thousand at September 30, 2026, and December 31, 2025, respectively.

Note 4 — Advances

General Terms. At both September 30, 2026, and December 31, 2025, we had advances outstanding with interest rates ranging from 0.00 percent to 6.23 percent.

Table 4.1 - Advances Outstanding by Year of Contractual Maturity
(dollars in thousands)

	September 30, 2026		December 31, 2025
	Amount	Weighted Average Rate	Amount	Weighted Average Rate
Overdrawn demand-deposit accounts	$3,877	4.40%	$1,585	4.07%
Due in one year or less	20,191,865	4.05	23,813,774	3.93
Due after one year through two years	11,906,035	4.01	5,988,118	4.00
Due after two years through three years	3,086,726	3.99	4,138,391	3.62
Due after three years through four years	1,005,520	3.69	2,168,610	3.82
Due after four years through five years	1,989,524	3.71	1,281,603	3.67
Due after five years through fifteen years	848,458	3.55	1,369,128	3.29
Thereafter	31,777	2.53	38,673	2.20
Total par value	39,063,782	4.00%	38,799,882	3.87%
Discounts	(45,936)		(44,026)
Fair value hedging adjustments	(132,421)		6,707
Total (1)	$38,885,425		$38,762,563
_________________________
(1)    Excludes accrued interest receivable of $78.8 million and $102.8 million at September 30, 2026, and December 31, 2025, respectively.

Table 4.2 - Advances Outstanding by Year of Contractual Maturity or Next Call Date
(dollars in thousands)

	September 30, 2026	December 31, 2025
Overdrawn demand-deposit accounts	$3,877	$1,585
Due in one year or less	29,576,099	27,534,061
Due after one year through two years	3,990,382	3,345,538
Due after two years through three years	2,604,009	3,774,864
Due after three years through four years	805,792	1,986,494
Due after four years through five years	1,203,388	785,997
Due after five years through fifteen years	848,458	1,332,670
Thereafter	31,777	38,673
Total par value	$39,063,782	$38,799,882

We currently hold putable advances that provide us with the right to require repayment prior to maturity of the advance (and thereby extinguish the advance) on predetermined exercise dates (put dates). Generally, we would exercise the put options when interest rates increase relative to contractual rates.

Table 4.3 - Advances Outstanding by Year of Contractual Maturity or Next Put Date
(dollars in thousands)

	September 30, 2026	December 31, 2025
Overdrawn demand-deposit accounts	$3,877	$1,585
Due in one year or less	24,019,465	29,185,444
Due after one year through two years	11,109,935	4,667,948
Due after two years through three years	1,483,726	2,727,891
Due after three years through four years	550,520	716,610
Due after four years through five years	1,399,024	727,603
Due after five years through fifteen years	465,458	734,128
Thereafter	31,777	38,673
Total par value	$39,063,782	$38,799,882

Table 4.4 - Advances by Current Interest Rate Terms
(dollars in thousands)

	September 30, 2026	December 31, 2025
Fixed-rate	$27,336,948	$29,809,055
Variable-rate	11,726,834	8,990,827
Total par value	$39,063,782	$38,799,882

At September 30, 2026, and December 31, 2025, none of our advances were past due, on nonaccrual status, or considered impaired. In addition, there were no modifications for borrowers experiencing financial difficulties related to advances during the nine months ended September 30, 2026, and 2025.

Based upon the collateral held as security, our credit extension and collateral policies, management's credit analysis, and the repayment history on advances, we have not recorded any allowance for credit losses on our advances at September 30, 2026, and December 31, 2025.

Note 5 — Mortgage Loans Held for Portfolio

Mortgage loans are either guaranteed or insured by federal agencies, as is the case with government mortgage loans, or are credit-enhanced, directly or indirectly, by the related entity that sold the loan (a participating financial institution), as is the case with conventional mortgage loans. All such investments are held for portfolio.

Table 5.1 - Mortgage Loans Held for Portfolio
(dollars in thousands)

	September 30, 2026	December 31, 2025
Real estate
Fixed-rate 15-year single-family mortgages	$116,287	$130,224
Fixed-rate 20- and 30-year single-family mortgages	4,570,170	4,118,175
Premiums	50,843	49,556
Discounts	(14,427)	(9,692)
Deferred derivative (losses) gains, net	(1,919)	59
Total mortgage loans held for portfolio(1)	4,720,954	4,288,322
Less: allowance for credit losses	(2,900)	(2,600)
Total mortgage loans, net of allowance for credit losses	$4,718,054	$4,285,722
________________________
(1)    Excludes accrued interest receivable of $34.8 million and $31.6 million at September 30, 2026, and December 31, 2025, respectively.

Table 5.2 - Mortgage Loans Held for Portfolio by Collateral/Guarantee Type
(dollars in thousands)

	September 30, 2026	December 31, 2025
Conventional mortgage loans	$4,576,029	$4,128,300
Government mortgage loans	110,428	120,099
Total par value	$4,686,457	$4,248,399

Payment Status of Mortgage Loans. Amounts past due 30 days or more on conventional mortgage loans at September 30, 2026, and December 31, 2025, totaled $37.0 million and $38.8 million, respectively, and are based on amortized cost, which excludes accrued interest receivable. The serious delinquency rate of conventional mortgage loans as a percentage of total conventional mortgage loans at September 30, 2026, and December 31, 2025, was 0.14 percent and 0.16 percent, respectively. Seriously delinquent loans comprise all conventional mortgage loans that are 90 days or more past due and conventional mortgage loans in the process of foreclosure.

Note 6 — Derivatives and Hedging Activities

Table 6.1 - Fair Value of Derivative Instruments
(dollars in thousands)

	September 30, 2026			December 31, 2025
	Notional Amount of Derivatives	Derivative Assets	Derivative Liabilities	Notional Amount of Derivatives	Derivative Assets	Derivative Liabilities
Derivatives designated as hedging instruments
Interest-rate swaps	$40,024,800	$38,605	$(378,950)	$44,092,961	$72,227	$(299,312)
Forward-start interest-rate swaps	491,000	178	—	641,000	469	—
Total derivatives designated as hedging instruments	40,515,800	38,783	(378,950)	44,733,961	72,696	(299,312)

Derivatives not designated as hedging instruments
Interest-rate swaps	6,767,752	156	(18)	7,722,435	49	(133)
Mortgage-delivery firm commitments (1)	64,960	15	(1,596)	59,316	114	(28)
Total derivatives not designated as hedging instruments	6,832,712	171	(1,614)	7,781,751	163	(161)
Total notional amount of derivatives	$47,348,512			$52,515,712
Total derivatives before netting and collateral adjustments		38,954	(380,564)		72,859	(299,473)
Netting adjustments and cash collateral, including related accrued interest (2)		262,097	377,145		222,864	297,162
Derivative assets and derivative liabilities		$301,051	$(3,419)		$295,723	$(2,311)
_______________________
(1)    Mortgage-delivery firm commitments are classified as derivatives with changes in fair value recorded in other income.
(2)    Amounts represent the effect of master-netting agreements intended to allow us to settle positive and negative positions with the same counterparty. Cash collateral posted, including accrued interest, was $643.1 million and $243.3 million at September 30, 2026, and December 31, 2025, respectively. The change in cash collateral posted is included in the net change in interest-bearing deposits in the statement of cash flows. Cash collateral received, including accrued interest, was $3.9 million and $17.7 million at September 30, 2026, and December 31, 2025, respectively.

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

Table 6.2 - Net Gains (Losses) on Fair Value Hedging Relationships
(dollars in thousands)

	For the Three Months Ended September 30, 2026
	Advances	Available-for-sale Securities	CO Bonds
Total interest income (expense) presented on the statements of operations	$391,470	$182,706	$(454,732)

Gains (losses) on fair value hedging relationships
Changes in fair value:
Derivatives	$60,428	$323,220	$(155,841)
Hedged items	(59,279)	(316,870)	155,464
Net changes in fair value before price alignment interest	1,149	6,350	(377)
Price alignment interest(1)	(491)	(2,658)	49
Net interest settlements on derivatives(2)(3)	11,203	31,927	(24,091)
Net gains (losses) on qualifying hedging relationships	11,861	35,619	(24,419)
Amortization/accretion of discontinued hedging relationships	(181)	13,787	591
Net gains (losses) on derivatives and hedging activities recorded in net interest income	$11,680	$49,406	$(23,828)

	For the Three Months Ended September 30, 2025
	Advances	Available-for-sale Securities	CO Bonds
Total interest income (expense) presented on the statements of operations	$508,062	$201,761	$(556,232)

Gains (losses) on fair value hedging relationships
Changes in fair value:
Derivatives	$(2,964)	$(58,733)	$78,987
Hedged items	3,076	59,334	(79,398)
Net changes in fair value before price alignment interest	112	601	(411)
Price alignment interest(1)	190	(3,295)	309
Net interest settlements on derivatives(2)(3)	28,173	62,468	(79,079)
Net gains (losses) on qualifying hedging relationships	28,475	59,774	(79,181)
Amortization/accretion of discontinued hedging relationships	(292)	14,468	572
Net gains (losses) on derivatives and hedging activities recorded in net interest income	$28,183	$74,242	$(78,609)

	For the Nine Months Ended September 30, 2026
	Advances	Available-for-sale Securities	CO Bonds
Total interest income (expense) presented on the statements of operations	$1,187,390	$513,750	$(1,260,846)

Gains (losses) on fair value hedging relationships
Changes in fair value:
Derivatives	$141,238	$421,246	$(187,309)
Hedged items	(138,739)	(413,389)	186,608
Net changes in fair value before price alignment interest	2,499	7,857	(701)
Price alignment interest(1)	(1,211)	(5,079)	62
Net interest settlements on derivatives(2)(3)	31,180	96,089	(93,247)
Net gains (losses) on qualifying hedging relationships	32,468	98,867	(93,886)
Amortization/accretion of discontinued hedging relationships	(430)	40,947	1,761
Net gains (losses) on derivatives and hedging activities recorded in net interest income	$32,038	$139,814	$(92,125)

	For the Nine Months Ended September 30, 2025
	Advances	Available-for-sale Securities	CO Bonds
Total interest income (expense) presented on the statements of operations	$1,532,140	$596,656	$(1,731,947)

Gains (losses) on fair value hedging relationships
Changes in fair value:
Derivatives	$(100,566)	$(346,887)	$323,622
Hedged items	98,856	344,774	(323,568)
Net changes in fair value before price alignment interest	(1,710)	(2,113)	54
Price alignment interest(1)	(2,692)	(10,361)	687
Net interest settlements on derivatives(2)(3)	82,209	198,217	(239,799)
Net gains (losses) on qualifying hedging relationships	77,807	185,743	(239,058)
Amortization/accretion of discontinued hedging relationships	(804)	38,963	1,707
Net gains (losses) on derivatives and hedging activities recorded in net interest income	$77,003	$224,706	$(237,351)
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

Table 6.3 presents the net gains (losses) on qualifying cash flow hedging relationships.

Table 6.3 - Net (Losses) Gains on Cash Flow Hedging Relationships
(dollars in thousands)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
Forward-start interest rate swaps - CO Bonds
Gains reclassified from accumulated other comprehensive loss into interest expense	$2,670	$1,780	$7,290	$7,345
Gains (losses) recognized in other comprehensive income	7,654	(57)	10,707	(7,386)

Table 6.4 - Cumulative Basis Adjustments for Fair-Value Hedges
(dollars in thousands)

	September 30, 2026
	Advances	Available-for-sale Securities	CO Bonds
Amortized cost of hedged asset/liability(1)	$10,820,777	$11,566,317	$16,781,091

Fair value hedging adjustments included in amortized cost
Basis adjustments for active hedging relationships	$(136,037)	$(552,166)	$(401,864)
Basis adjustments for discontinued hedging relationships	3,616	(240,699)	21,126
Cumulative amount of fair value hedging basis adjustments	$(132,421)	$(792,865)	$(380,738)

	December 31, 2025
	Advances	Available-for-sale Securities	CO Bonds
Amortized cost of hedged asset/ liability(1)	$11,998,893	$10,960,097	$21,246,143

Fair value hedging adjustments included in amortized cost
Basis adjustments for active hedging relationships	$2,661	$(138,777)	$(215,255)
Basis adjustments for discontinued hedging relationships	4,046	(281,646)	22,886
Cumulative amount of fair value hedging basis adjustments	$6,707	$(420,423)	$(192,369)
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

Table 6.5 - Impact of Variation Margin for Cleared Derivatives on the Statement of Cash Flows
(dollars in thousands)

	Increase (decrease) on Cash Flow Statement
	For the Nine Months Ended September 30,
	2026	2025
Operating activity - net change in derivatives and hedging activities	$433,436	$(575,637)
Financing activity - net receipts (payments) on derivatives with a financing element	38,633	(6,611)
Total variation margin received (paid) on cleared derivatives	$472,069	$(582,248)

Offsetting of Certain Derivatives. Table 6.6 presents separately the fair value of derivatives that are subject to netting due to a legal right of offset based on the terms of our master netting arrangements or similar agreements as of September 30, 2026, and December 31, 2025, which includes cleared and uncleared interest rate swaps, and the fair value of derivatives that are not subject to such netting, which includes mortgage delivery firm commitments. Derivatives subject to netting include any related cash collateral received from or pledged to counterparties.

Table 6.6 - Netting of Derivative Assets and Derivative Liabilities
(dollars in thousands)

	September 30, 2026
	Derivative Instruments Meeting Netting Requirements
	Gross Recognized Amount	Gross Amounts of Netting Adjustments and Cash Collateral	Derivative Instruments Not Meeting Netting Requirements	Total Derivative Assets and Total Derivative Liabilities
Derivative Assets
Interest-rate swaps
Uncleared	$30,324	$(25,232)		$5,092
Cleared	8,615	287,329		295,944
Mortgage delivery firm commitments			$15	15
Total				$301,051

Derivative Liabilities
Interest-rate swaps
Uncleared	$(369,819)	$367,996		$(1,823)
Cleared	(9,149)	9,149		—
Mortgage delivery firm commitments			$(1,596)	(1,596)
Total				$(3,419)

	December 31, 2025
	Derivative Instruments Meeting Netting Requirements
	Gross Recognized Amount	Gross Amounts of Netting Adjustments and Cash Collateral	Derivative Instruments Not Meeting Netting Requirements	Total Derivative Assets and Total Derivative Liabilities
Derivative Assets
Interest-rate swaps
Uncleared	$57,085	$(53,545)		$3,540
Cleared	15,660	276,409		292,069
Mortgage delivery firm commitment			$114	114
Total				$295,723

Derivative Liabilities
Interest-rate swaps
Uncleared	$(299,086)	$296,803		$(2,283)
Cleared	(359)	359		—
Mortgage delivery firm commitment			$(28)	(28)
Total				$(2,311)

Note 7 — Deposits

We offer demand and overnight deposits for members and qualifying nonmembers. Members that service mortgage loans may deposit funds collected in connection with mortgage loans pending disbursement of such funds, which we classify as "other" in the following table.

Table 7.1 - Deposits
(dollars in thousands)

	September 30, 2026	December 31, 2025
Interest-bearing
Demand and overnight	$1,004,018	$861,838
Noninterest-bearing
Other	44,001	53,461
Total deposits	$1,048,019	$915,299

None of the deposits are federally insured.

Note 8 — Consolidated Obligations

CO Bonds. CO bonds for which we have received issuance proceeds and are primarily liable were as follows:

Table 8.1 - CO Bonds Outstanding by Contractual Maturity
(dollars in thousands)

	September 30, 2026		December 31, 2025
	Amount	Weighted Average Rate (1)	Amount	Weighted Average Rate (1)
Due in one year or less	$31,145,290	3.75%	$24,782,970	3.26%
Due after one year through two years	5,181,380	3.48	4,750,345	3.33
Due after two years through three years	2,749,430	3.85	4,351,035	3.39
Due after three years through four years	2,243,440	4.26	1,989,745	3.93
Due after four years through five years	3,608,280	3.87	2,832,320	4.22
Thereafter	3,491,945	4.36	3,910,445	3.90
Total par value	48,419,765	3.80%	42,616,860	3.43%
Premiums	11,299		17,196
Discounts	(12,252)		(11,934)
Hedging adjustments	(380,738)		(192,369)
Total	$48,038,074		$42,429,753
_______________________
(1)    The CO bonds' weighted-average rate excludes concession fees.

Table 8.2 - CO Bonds Outstanding by Early Redemption Feature
(dollars in thousands)

	September 30, 2026	December 31, 2025
Noncallable and nonputable	$32,513,615	$24,931,360
Callable	15,906,150	17,685,500
Total par value	$48,419,765	$42,616,860

Table 8.3 - CO Bonds Outstanding by Earlier of Contractual Maturity or Next Call Date
(dollars in thousands)

	September 30, 2026	December 31, 2025
Due in one year or less	$39,810,290	$34,829,970
Due after one year through two years	4,116,880	2,984,845
Due after two years through three years	2,183,680	2,689,035
Due after three years through four years	699,940	526,745
Due after four years through five years	550,530	557,820
Thereafter	1,058,445	1,028,445
Total par value	$48,419,765	$42,616,860

Table 8.4 - CO Bonds by Interest Rate-Payment Type
(dollars in thousands)

	September 30, 2026	December 31, 2025
Simple variable-rate	$23,313,000	$12,185,000
Fixed-rate	23,027,765	26,487,860
Step-up (1)	2,079,000	3,944,000
Total par value	$48,419,765	$42,616,860
_______________________
(1)    Step-up bonds pay interest at increasing fixed rates for specified intervals over the life of the CO bond and can be called at our option on the step-up dates.

CO Discount Notes. Outstanding CO discount notes for which we were primarily liable, all of which are due within one year, were as follows:

Table 8.5 - CO Discount Notes Outstanding
(dollars in thousands)

	Book Value	Par Value	Weighted Average Rate (1)
September 30, 2026	$16,916,786	$17,021,051	3.80%
December 31, 2025	$21,196,160	$21,340,613	3.76%
_______________________
(1)    CO discount notes' weighted-average rate represents a yield to maturity excluding concession fees.

Note 9 — Affordable Housing Program and Discretionary Subsidy Programs

Table 9.1 - AHP Liability
(dollars in thousands)

	For the Nine Months Ended September 30,
	2026	2025
Balance at beginning of year	$113,786	$104,300
AHP expense for the period	17,426	18,916
AHP voluntary contribution	6,135	7,353
AHP direct grant disbursements	(19,890)	(12,879)
AHP subsidy for AHP advance disbursements	(342)	(386)
Return of previously disbursed grants and subsidies	47	—
Balance at end of period	$117,162	$117,304

Other discretionary housing and community investment programs consist of grants and subsidies to support other housing and community investment initiatives (non-AHP) and are recorded in other liabilities in the statement of condition.

Table 9.2 - Discretionary Housing and Community Investments Liability
(dollars in thousands)

	For the Nine Months Ended September 30,
	2026	2025
Balance at beginning of year	$656	$2,390
Discretionary housing and community investment expense for the period	26,129	31,084
Direct grant disbursements and MPF Permanent Rate Buydown product	(16,600)	(16,693)
Subsidy for advance disbursements	(8,623)	(12,165)
Return of previously disbursed grants and subsidies	—	149
Balance at end of period	$1,562	$4,765

Note 10 — Capital

Regulatory Capital Requirements. We are subject to three capital requirements at all times under our Capital Plan, the Federal Home Loan Bank Act of 1932 (as amended, the FHLBank Act), and FHFA regulations and guidance. The FHFA has authority to require us to maintain greater minimum capital levels than are required by FHFA rules and regulations.

Table 10.1 - Regulatory Capital Requirements
(dollars in thousands)

	September 30, 2026		December 31, 2025
	Required	Actual	Required	Actual
Risk-based capital	$822,725	$3,988,493	$636,954	$3,916,765

Regulatory capital	$2,813,064	$3,988,493	$2,752,506	$3,916,765
Capital-to-asset ratio	4.0%	5.7%	4.0%	5.7%

Leverage capital	$3,516,330	$5,982,740	$3,440,632	$5,875,148
Leverage capital-to-assets ratio	5.0%	8.5%	5.0%	8.5%

For more detail on our capital structure and requirements, see Part II — Item 8 — Financial Statements — Notes to the Financial Statements — Note 12 — Capital in the 2025 Annual Report.

Restricted Retained Earnings. At September 30, 2026, our restricted retained earnings contribution requirement totaled $661.4 million. At September 30, 2026, and December 31, 2025, restricted retained earnings totaled $585.7 million and $554.6 million, respectively. These restricted retained earnings are not available to pay dividends.

Note 11 — Accumulated Other Comprehensive Income (Loss)

Table 11.1 - Accumulated Other Comprehensive Income (Loss)
(dollars in thousands)

	Net Change in Fair Value of Available-for-Sale Securities	Net Change Relating to Hedging Activities	Pension and Postretirement Benefits	Total Accumulated Other Comprehensive Loss
Balance, June 30, 2025	$(301,990)	$51,632	$1,307	$(249,051)
Other comprehensive (loss) income before reclassifications:
Net unrealized gains (losses)	42,965	(57)	—	42,908
Reclassifications from other comprehensive income to net income:
Amortization - hedging activities (1)	—	(1,780)	—	(1,780)
Other comprehensive income (loss)	42,965	(1,837)	—	41,128
Balance, September 30, 2025	$(259,025)	$49,795	$1,307	$(207,923)

Balance, June 30, 2026	$(181,794)	$47,585	$1,429	$(132,780)
Other comprehensive income (loss) before reclassifications:
Net unrealized (losses) gains	(57,488)	7,654	—	(49,834)
Reclassifications from other comprehensive income to net income:
Amortization - hedging activities (1)	—	(2,670)	—	(2,670)
Amortization - pension and postretirement benefits (2)	—	—	(86)	(86)
Other comprehensive (loss) income	(57,488)	4,984	(86)	(52,590)
Balance, September 30, 2026	$(239,282)	$52,569	$1,343	$(185,370)

Balance, December 31, 2024	$(321,245)	$64,526	$1,697	$(255,022)
Other comprehensive income (loss) before reclassifications:
Net unrealized gains (losses)	62,220	(7,386)	—	54,834
Reclassifications from other comprehensive income to net income:
Amortization - hedging activities (1)	—	(7,345)	—	(7,345)
Amortization - pension and postretirement benefits (2)	—	—	(390)	(390)
Other comprehensive income (loss)	62,220	(14,731)	(390)	47,099
Balance, September 30, 2025	$(259,025)	$49,795	$1,307	$(207,923)

Balance, December 31, 2025	$(183,898)	$49,152	$1,442	$(133,304)
Other comprehensive income (loss) before reclassifications:
Net unrealized (losses) gains	(55,384)	10,707	—	(44,677)
Reclassifications from other comprehensive income to net income:
Amortization - hedging activities (1)	—	(7,290)	—	(7,290)
Amortization - pension and postretirement benefits (2)	—	—	(99)	(99)
Other comprehensive (loss) income	(55,384)	3,417	(99)	(52,066)
Balance, September 30, 2026	$(239,282)	$52,569	$1,343	$(185,370)
_______________________
(1)    Recorded in CO bond interest expense in the statement of operations.
(2)    Recorded in other expenses in the statement of operations.

Note 12 — Fair Values

A fair-value hierarchy is used to prioritize the inputs of valuation techniques used to measure fair value. A description of the application of the fair-value hierarchy, valuation techniques, and significant inputs is disclosed in Part II — Item 8 — Financial Statements — Notes to the Financial Statements — Note 15 — Fair Values in the 2025 Annual Report. There have been no material changes in the fair-value hierarchy classification of financial assets and liabilities, valuation techniques, or significant inputs during the nine months ended September 30, 2026.

Table 12.1 presents the carrying value, fair value, and fair value hierarchy of our financial assets and liabilities at September 30, 2026, and December 31, 2025. We record trading securities, available-for-sale securities, derivative assets, derivative liabilities, and certain other assets at fair value on a recurring basis. We record all other financial assets and liabilities at amortized cost. Refer to Table 12.2 for further details about the financial assets and liabilities measured at fair value on a recurring basis. As of September 30, 2026, and December 31, 2025, no financial assets or liabilities were measured at fair value on a non-recurring basis.

Table 12.1 - Fair Value Summary
(dollars in thousands)

	September 30, 2026
	Carrying Value	Total Fair Value	Level 1	Level 2	Level 3	Netting Adjustments and Cash Collateral(2)
Financial instruments
Assets:
Cash and due from banks	$22,165	$22,165	$22,165	$—	$—	$—
Interest-bearing deposits	2,238,523	2,238,523	2,238,523	—	—	—
Securities purchased under agreements to resell	4,750,000	4,749,996	—	4,749,996	—	—
Federal funds sold	3,200,000	3,199,997	—	3,199,997	—	—
Available-for-sale securities(1)	15,927,693	15,927,693	—	15,924,222	3,471	—
Held-to-maturity securities	43,317	43,351	—	43,351	—	—
Advances	38,885,425	38,827,809	—	38,827,809	—	—
Mortgage loans, net	4,718,054	4,303,110	—	4,288,648	14,462	—
Accrued interest receivable	159,093	159,093	—	159,093	—	—
Derivative assets(1)	301,051	301,051	—	38,954		262,097
Other assets (1)	31,151	31,151	19,611	11,540	—	—
Liabilities:
Deposits	(1,048,019)	(1,047,990)	—	(1,047,990)	—	—
COs:
Bonds	(48,038,074)	(47,666,341)	—	(47,666,341)	—	—
Discount notes	(16,916,786)	(16,909,281)	—	(16,909,281)	—	—
Mandatorily redeemable capital stock	(14,140)	(14,140)	(14,140)	—	—	—
Accrued interest payable	(305,459)	(305,459)	—	(305,459)	—	—
Derivative liabilities(1)	(3,419)	(3,419)	—	(380,564)	—	377,145
Other:
Commitments to extend credit for advances	—	(3,391)	—	(3,391)	—	—
Standby letters of credit	(1,189)	(1,189)	—	(1,189)	—	—

	December 31, 2025
	Carrying Value	Total Fair Value	Level 1	Level 2	Level 3	Netting Adjustments and Cash Collateral(2)
Financial instruments
Assets:
Cash and due from banks	$1,184	$1,184	$1,184	$—	$—	$—
Interest-bearing deposits	2,052,365	2,052,365	2,052,365	—	—	—
Securities purchased under agreements to resell	4,500,000	4,500,005	—	4,500,005	—	—
Federal funds sold	2,959,000	2,958,978	—	2,958,978	—	—
Trading securities(1)	1,401	1,401	—	1,401	—	—
Available-for-sale securities(1)	15,643,385	15,643,385	—	15,638,823	4,562	—
Held-to-maturity securities	50,192	50,353	—	50,353	—	—
Advances	38,762,563	38,795,995	—	38,795,995	—	—
Mortgage loans, net	4,285,722	4,109,545	—	4,095,077	14,468	—
Accrued interest receivable	181,543	181,543	—	181,543	—	—
Derivative assets(1)	295,723	295,723	—	72,859	—	222,864
Other assets(1)	31,541	31,541	20,329	11,212	—	—
Liabilities:
Deposits	(915,299)	(915,248)	—	(915,248)	—	—
COs:
Bonds	(42,429,753)	(42,401,589)	—	(42,401,589)	—	—
Discount notes	(21,196,160)	(21,199,194)	—	(21,199,194)	—	—
Mandatorily redeemable capital stock	(4,122)	(4,122)	(4,122)	—	—	—
Accrued interest payable	(296,829)	(296,829)	—	(296,829)	—	—
Derivative liabilities(1)	(2,311)	(2,311)	—	(299,473)	—	297,162
Other:
Commitments to extend credit for advances	—	(1,905)	—	(1,905)	—	—
Standby letters of credit	(1,407)	(1,407)	—	(1,407)	—	—
_______________________
(1)Carried at fair value and measured on a recurring basis.
(2)These amounts represent the effect of master-netting agreements intended to allow us to settle positive and negative positions and also cash collateral and related accrued interest held or placed with the same clearing member and/or counterparty.

Fair Value Measured on a Recurring Basis.

Table 12.2 - Fair Value of Assets and Liabilities Measured at Fair Value on a Recurring Basis
(dollars in thousands)

	September 30, 2026
	Level 1	Level 2	Level 3	Netting Adjustments and Cash Collateral(1)	Total
Assets:
Carried at fair value on a recurring basis
Available-for-sale securities:
U.S. Treasury obligations	$—	$3,829,317	$—	$—	$3,829,317
HFA securities	—	190,501	3,471	—	193,972
Supranational institutions	—	202,560	—	—	202,560
U.S. government-owned corporations	—	210,700	—	—	210,700
GSE	—	89,614	—	—	89,614
U.S. government guaranteed – single-family MBS	—	84,891	—	—	84,891
U.S. government guaranteed – multifamily MBS	—	428,430	—	—	428,430
GSE – single-family MBS	—	2,068,571	—	—	2,068,571
GSE – multifamily MBS	—	8,819,638	—	—	8,819,638
Total available-for-sale securities	—	15,924,222	3,471	—	15,927,693
Derivative assets:
Interest-rate-exchange agreements	—	38,939	—	262,097	301,036
Mortgage delivery firm commitments	—	15	—	—	15
Total derivative assets	—	38,954	—	262,097	301,051
Other assets	19,611	11,540	—	—	31,151
Total assets carried at fair value on a recurring basis	$19,611	$15,974,716	$3,471	$262,097	$16,259,895
Liabilities:
Carried at fair value on a recurring basis
Derivative liabilities
Interest-rate-exchange agreements	$—	$(378,968)	$—	$377,145	$(1,823)
Mortgage delivery firm commitments	—	(1,596)	—	—	(1,596)
Total liabilities carried at fair value on a recurring basis	$—	$(380,564)	$—	$377,145	$(3,419)

	December 31, 2025
	Level 1	Level 2	Level 3	Netting Adjustments and Cash Collateral(1)	Total
Assets:
Carried at fair value on a recurring basis
Trading securities:
Corporate bonds	$—	$1,401	$—	$—	$1,401
Available-for-sale securities:
U.S. Treasury obligations	—	4,296,355	—	—	4,296,355
HFA securities	—	58,925	4,562	—	63,487
Supranational institutions	—	243,394	—	—	243,394
U.S. government-owned corporations	—	230,065	—	—	230,065
GSE	—	96,535	—	—	96,535
U.S. government guaranteed – single-family MBS	—	111,497	—	—	111,497
U.S. government guaranteed – multifamily MBS	—	452,438	—	—	452,438
GSE – single-family MBS	—	2,368,084	—	—	2,368,084
GSE – multifamily MBS	—	7,781,530	—	—	7,781,530
Total available-for-sale securities	—	15,638,823	4,562	—	15,643,385
Derivative assets:
Interest-rate-exchange agreements	—	72,745	—	222,864	295,609
Mortgage delivery firm commitments	—	114	—	—	114
Total derivative assets	—	72,859	—	222,864	295,723
Other assets	20,329	11,212	—	—	31,541
Total assets carried at fair value on a recurring basis	$20,329	$15,724,295	$4,562	$222,864	$15,972,050
Liabilities:
Carried at fair value on a recurring basis
Derivative liabilities
Interest-rate-exchange agreements	$—	$(299,445)	$—	$297,162	$(2,283)
Mortgage delivery firm commitments	—	(28)	—	—	(28)
Total liabilities carried at fair value on a recurring basis	$—	$(299,473)	$—	$297,162	$(2,311)
_______________________
(1)    These amounts represent the effect of master-netting agreements intended to allow us to settle positive and negative positions, and cash collateral and related accrued interest held or placed with the same clearing member and/or counterparty.

Table 12.3 presents a reconciliation of available-for-sale securities that are measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the three and nine months ended September 30, 2026 and 2025.

Table 12.3 - Roll Forward of Level 3 Available-for-Sale HFA Securities
(dollars in thousands)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
Balance at beginning of period	$3,472	$5,617	$4,562	$6,651
Total losses included in other comprehensive income
Net unrealized (losses) gains	(1)	5	(1)	(4)

Sales, maturities, and settlements
Settlements	—	—	(1,090)	(1,025)
Balance at end of period	$3,471	$5,622	$3,471	$5,622

Total amount of unrealized (losses) gains for the period included in other comprehensive income relating to securities held at period end	$(1)	$5	$(1)	$(4)

Note 13 — Commitments and Contingencies

Joint and Several Liability. The par amounts of other FHLBanks' outstanding COs for which we are jointly and severally liable totaled $1.2 trillion and $1.1 trillion at September 30, 2026, and December 31, 2025, respectively. See Part II — Item 8 —Financial Statements — Notes to the Financial Statements — Note 10 — Consolidated Obligations in the 2025 Annual Report for additional information.

Off-Balance-Sheet Commitments

Table 13.1 - Off-Balance Sheet Commitments (1)
(dollars in thousands)

	September 30, 2026			December 31, 2025
	Expire within one year	Expire after one year	Total	Total
Standby letters of credit outstanding (2)	$7,082,200	$188,193	$7,270,393	$8,640,107
Commitments for unused lines of credit - advances (3)	1,040,875	—	1,040,875	1,053,753
Commitments to make additional advances	17,352	36,764	54,116	365,976
Commitments to invest in mortgage loans	67,914	—	67,914	59,316
Unsettled CO bonds, at par	1,144,575	—	1,144,575	535,000
Unsettled CO discount notes, at par	118,087	—	118,087	672,841
__________________________
(1)    We have determined it is unnecessary to record any liability for credit losses on these agreements based on our credit extension and collateral policies.
(2)    Because standby letters of credit cannot be drawn upon until their effective date, the amount of standby letters of credit outstanding excludes standby letters of credit that take effect after September 30, 2026. At September 30, 2026, and December 31, 2025, standby letters of credit expiring within one year but that have not yet become effective totaled $607.0 million and $82.8 million, respectively.
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

Table 14.1 - Shareholder Concentrations, Balance Sheet
(dollars in thousands)

	Capital Stock Outstanding	Percent of Total Capital Stock	Par Value of Advances	Percent of Total Par Value of Advances	Total Accrued Interest Receivable	Percent of Total Accrued Interest Receivable on Advances
September 30, 2026
Citizens Bank, N.A.	$350,839	17.9%	$8,363,055	21.4%	$5,376	6.8%

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

Table 14.2 - Transactions with Directors' Institutions
(dollars in thousands)

	Capital Stock Outstanding	Percent of Total Capital Stock	Par Value of Advances	Percent of Total Par Value of Advances	Total Accrued Interest Receivable	Percent of Total Accrued Interest Receivable on Advances
September 30, 2026	$26,594	1.4%	$409,034	1.0%	$1,158	1.5%
December 31, 2025	7,401	0.4	85,521	0.2	228	0.2

Note 15 — Subsequent Events

On October 23, 2026, the board of directors declared a cash dividend at an annualized rate of 6.72 percent based on daily average capital stock balances outstanding during the third quarter of 2026. The dividend, including dividends classified as interest expense on mandatorily redeemable capital stock, amounted to $33.3 million and was paid on November 3, 2026.

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

EXECUTIVE SUMMARY

Net income was $66.4 million for the three months ended September 30, 2026, a modest increase from $66.0 million in the third quarter of 2025.

Net interest income after provision for credit losses was $101.7 million for the third quarter of 2026, compared to $100.9 million for the third quarter of 2025. The increase was primarily driven by the impacts of a significant increase intermediate- and long-term interest rates during the third quarter of 2026 that resulted in favorable variances of $13.4 million and $5.4 million in net amortization of premiums and discounts on mortgage-backed securities and net unrealized gains and losses on fair value hedge ineffectiveness, respectively, as well as higher earnings from a $670.1 million increase in average mortgage-backed securities and a $580.3 million increase in average mortgage loans. These favorable factors were partially offset by a $6.0 billion decline in average advances and lower income from investing the Bank’s capital due to decreases in average capital and short-term interest rates compared to the third quarter of 2025.

Total assets increased $1.5 billion, or 2.2 percent, to $70.3 billion at September 30, 2026, up from $68.8 billion at year-end 2025. Advances totaled $38.9 billion at September 30, 2026, an increase of $122.9 million from year-end 2025, which was primarily concentrated in variable-rate advances. Despite the modest increase in advances since year-end 2025, during the third quarter of 2026, advances declined by $6.1 billion from June 30, 2026, a significant portion of which is attributable to the prepayment of substantially all outstanding advances by Santander Bank, N.A. following its acquisition of our former member, Webster Bank, N.A.

Total investments were $26.2 billion at September 30, 2026, an increase of $1.0 billion from $25.2 billion at the prior year end, driven primarily by purchases of mortgage-backed securities and state housing-finance-agency bonds, as well as growth in low-yielding short-term money market instruments held on our balance sheet to manage our liquidity position. Mortgage loans totaled $4.7 billion at September 30, 2026, an increase of $432.3 million from year-end 2025 as mortgage sales to the Bank outpaced mortgage loan principal repayments during 2026.

Our retained earnings grew to $2.0 billion at September 30, 2026, an increase of $55.5 million from December 31, 2025, equaling 2.9 percent of total assets at September 30, 2026. We continued to satisfy all regulatory capital requirements as of September 30, 2026.

On October 23, 2026, our board of directors declared a cash dividend that was equivalent to an annual yield of 6.72 percent on the average daily balance of capital stock outstanding during the third quarter of 2026. The yield is equivalent to the approximate daily average of SOFR for the third quarter of 2026 plus 300 basis points.

Generally, investor demand for high credit quality, fixed-income investments, including COs, continued to be strong relative to other investments. Yield spreads on CO debt relative to benchmark yields for comparable debt remained relatively stable during the period covered by this report. Our flexibility in utilizing various funding tools, in combination with a diverse investor base and our status as a government-sponsored enterprise, have helped provide reliable market access and demand for COs throughout fluctuating market environments and regulatory changes affecting dealers of and investors in COs. The Bank continued to meet all funding needs during the three months ended September 30, 2026.

Net Interest Spread and Margin

Net interest spread was 0.34 percent during the third quarter of 2026, an increase of seven basis points from the third quarter of 2025, and net interest margin was 0.57 percent for the third quarter of 2026, an increase of five basis points from the third quarter of 2025, for the reasons discussed above.

Housing and Community Investment Programs

In addition to our $7.5 million statutory assessment for the Affordable Housing Program, we made a $2.2 million contribution to our discretionary housing and community investment programs and a voluntary contribution of $239 thousand to the Affordable Housing Program for the three months ended September 30, 2026. See — Housing and Community Investment Program Expenses below for additional information.

Legislative and Regulatory Developments

Legislation has been proposed or enacted, and the FHFA and others with authority over our industry and business activities have taken action during 2026 as described below in — Legislative and Regulatory Developments. Such developments affect the way we conduct business and could impact how we satisfy our mission and the value of Bank membership.

Credit Ratings

As of October 31, 2026, Moody's Investors Service Inc. (Moody's) long- and short-term credit ratings for the Bank and the 10 other FHLBanks are Aa1 and P-1, with a stable outlook.

As of October 31, 2026, Standard & Poor's Financial Services LLC (S&P's) long- and short-term credit ratings for the Bank and the 10 other FHLBanks are AA+ and A-1+, with a stable outlook.

ECONOMIC CONDITIONS

Interest-Rate Environment

During the third quarter of 2026, short-term interest rates were lower than during the third quarter of 2025. On September 16, 2026, the FOMC raised the target range for the federal funds rate by 25 basis points to 375 to 400 basis points, in support of the Federal Reserve's dual mandate. On October 28, 2026, the FOMC left the target range for the federal funds rate unchanged. Long-term interest rates rose significantly during the quarter ending September 30, 2026. For example, the 2-year, 5-year, and 10-year constant maturity treasury yields published by the Federal Reserve Board increased by 74 basis points, 90 basis points, and 85 basis points, respectively, from June 30, 2026, to September 30, 2026.

SELECTED FINANCIAL DATA

The following financial highlights for the statement of condition and statement of operations for December 31, 2025, have been derived from our audited financial statements. Financial highlights for the quarter-ends have been derived from our unaudited financial statements.

Table 1 - Selected Financial Data
(dollars in thousands)

	September 30, 2026	June 30, 2026	March 31, 2026	December 31, 2025	September 30, 2025
Statement of Condition
Total assets	$70,326,598	$77,322,314	$71,418,349	$68,812,649	$75,733,967
Investments(1)	26,159,533	27,225,623	25,989,186	25,206,343	28,220,995
Advances	38,885,425	44,952,558	40,516,560	38,762,563	42,774,048
Mortgage loans held for portfolio, net(2)	4,718,054	4,527,656	4,362,657	4,285,722	4,157,362
Deposits and other borrowings	1,048,019	886,999	874,209	915,299	1,077,463
Consolidated obligations:
Bonds	48,038,074	48,077,888	41,752,274	42,429,753	48,429,538
Discount notes	16,916,786	23,765,892	24,471,989	21,196,160	21,833,395
Total consolidated obligations	64,954,860	71,843,780	66,224,263	63,625,913	70,262,933
Mandatorily redeemable capital stock	14,140	8,072	8,072	4,122	4,234
Class B capital stock outstanding-putable(3)	1,942,840	2,204,459	2,019,932	1,936,610	2,107,549
Unrestricted retained earnings	1,445,765	1,427,624	1,423,025	1,421,472	1,416,765
Restricted retained earnings	585,748	572,463	563,425	554,561	543,244
Total retained earnings	2,031,513	2,000,087	1,986,450	1,976,033	1,960,009
Accumulated other comprehensive loss	(185,370)	(132,780)	(148,256)	(133,304)	(207,923)
Total capital	3,788,983	4,071,766	3,858,126	3,779,339	3,859,635

	For the Three Months Ended
Results of Operations	September 30, 2026	June 30, 2026	March 31, 2026	December 31, 2025	September 30, 2025
Net interest income after provision for credit losses	$101,669	$93,341	$85,746	$85,574	$100,910
Other (loss) income, net	(125)	2,278	238	5,272	4,543
Other expense	27,659	45,393	36,730	27,967	32,057
AHP assessments	7,455	5,036	4,935	6,295	7,348
Net income	$66,430	$45,190	$44,319	$56,584	$66,048
Other Information
Dividends declared	$35,004	$31,553	$33,902	$40,560	$40,739
Dividend payout ratio	52.69%	69.82%	76.50%	71.68%	61.68%
Weighted-average dividend rate(4)	6.67	6.71	7.05	7.39	7.38
Return on average equity(5)	6.94	4.58	4.77	6.08	6.77
Return on average assets	0.37	0.24	0.26	0.32	0.34
Net interest margin(6)	0.57	0.50	0.51	0.49	0.52
Average equity to average assets	5.31	5.27	5.45	5.25	5.04
Total regulatory capital ratio(7)	5.67	5.45	5.62	5.69	5.38
_______________________
(1)Investments include available-for-sale securities, held-to-maturity securities, trading securities, interest-bearing deposits, securities purchased under agreements to resell and federal funds sold.
(2)The allowance for credit losses for mortgage loans amounted to $2.9 million at September 30, 2026, $2.7 million at June 30, 2026, $2.6 million at March 31, 2026, $2.6 million at December 31, 2025, and $2.6 million at September 30, 2025.
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

RESULTS OF OPERATIONS

The following table presents the Bank’s significant statements of operations line items for the three and nine months ended September 30, 2026, and 2025, and information regarding the changes during those quarters is provided below.

Table 2 - Statements of Operations Summary
(dollars in thousands)

			Change
	For the Three Months Ended September 30,		2026 vs. 2025
	2026	2025	Amount	Percent
Net interest income after provision for credit losses	$101,669	$100,910	$759	0.8%
Other (loss) income, net	(125)	4,543	(4,668)	(102.8)
Other expense	27,659	32,057	(4,398)	(13.7)
AHP assessment	7,455	7,348	107	1.5
Net income	$66,430	$66,048	$382	0.6%

			Change
	For the Nine Months Ended September 30,		2026 vs. 2025
	2026	2025	Amount	Percent
Net interest income after provision for credit losses	$280,756	$291,526	$(10,770)	(3.7)%
Other income, net	2,391	10,668	(8,277)	(77.6)
Other expense	109,782	113,281	(3,499)	(3.1)
AHP assessment	17,426	18,916	(1,490)	(7.9)
Net income	$155,939	$169,997	$(14,058)	(8.3)%

Third Quarter of 2026 Compared with the Third Quarter of 2025

Net income increased $382 thousand to $66.4 million for the three months ended September 30, 2026, from $66.0 million for the same period in 2025. The primary reasons for the increase are discussed under Executive Summary.

Nine Months Ended September 30, 2026, Compared with the Nine Months Ended September 30, 2025

Net income decreased $14.1 million to $155.9 million for the nine months ended September 30, 2026, from $170.0 million for the same period in 2025. The decrease in net income was primarily due to a decrease of $10.8 million in net interest income after provision for credit losses, as well as a decrease of $8.3 million in other income primarily attributable to derivatives that are economically hedging CO discount notes not receiving hedge accounting.

Net interest income after provision for credit losses for the nine months ended September 30, 2026, was $280.8 million, compared with $291.5 million for the same period in 2025. The $10.8 million decrease in net interest income after provision for credit losses was primarily driven by significantly lower short-term interest rates, and the effects on net interest income arising from a $5.7 billion decline in average advances and a $165.4 million decline in the total of average capital stock and retained earnings that is invested with no corresponding interest expense. These factors were partially offset by a $10.5 million favorable variance in net amortization of premiums and discounts on mortgage-backed securities attributable to an increase in intermediate- and long-term interest rates during 2026. In addition, growth in mortgage-related assets, consisting of a $739.9 million increase in average mortgage-backed securities and a $593.8 million increase in average mortgage loans, also contributed to net interest income.

Table 3 presents major categories of average balances, related interest income/expense, and average yields/rates for interest-earning assets and interest-bearing liabilities. Our primary source of earnings is net interest income, which is the interest earned on advances, mortgage loans, and investments less interest paid on COs, deposits, and other sources of funds.

Table 3 - Net Interest Spread and Margin
(dollars in thousands)

	For the Three Months Ended September 30,
	2026			2025
	Average Balance	Interest Income / Expense	Average Yield/Rate(1)	Average Balance	Interest Income / Expense	Average Yield/Rate(1)
Assets
Advances	$38,072,209	$391,470	4.08%	$44,072,098	$508,062	4.57%
Interest-bearing deposits	2,799,171	26,318	3.73	2,299,648	25,360	4.38
Securities purchased under agreements to resell	4,307,076	40,484	3.73	4,000,652	43,958	4.36
Federal funds sold	4,548,859	42,537	3.71	4,939,772	54,330	4.36
Investment securities(2)	16,716,339	183,263	4.35	17,178,613	202,520	4.68
Mortgage loans(2)(3)	4,637,480	53,960	4.62	4,057,197	44,853	4.39
Total interest-earning assets	71,081,134	738,032	4.12	76,547,980	879,083	4.56
Other non-interest-earning assets	612,488			621,329
Fair-value adjustments on investment securities	(185,487)			(296,326)
Total assets	$71,508,135	$738,032	4.09%	$76,872,983	$879,083	4.54%
Liabilities and capital
Consolidated obligations
Discount notes	$18,555,171	$173,972	3.72%	$20,116,411	$215,234	4.24%
Bonds	47,338,552	454,732	3.81	51,174,017	556,232	4.31
Other interest-bearing liabilities	954,567	7,459	3.10	737,260	6,515	3.51
Total interest-bearing liabilities	66,848,290	636,163	3.78	72,027,688	777,981	4.29
Other non-interest-bearing liabilities	863,717			974,499
Total capital	3,796,128			3,870,796
Total liabilities and capital	$71,508,135	$636,163	3.53%	$76,872,983	$777,981	4.02%
Net interest income		$101,869			$101,102
Net interest spread			0.34%			0.27%
Net interest margin			0.57%			0.52%

	For the Nine Months Ended September 30,
	2026			2025
	Average Balance	Interest Income / Expense	Average Yield/Rate(1)	Average Balance	Interest Income / Expense	Average Yield/Rate(1)
Assets
Advances	$39,272,659	$1,187,390	4.04%	$44,977,025	$1,532,140	4.55%
Interest-bearing deposits	2,612,222	72,516	3.71	2,402,165	78,975	4.40
Securities purchased under agreements to resell	4,356,238	120,686	3.70	3,113,787	101,957	4.38
Federal funds sold	4,465,359	123,407	3.69	5,378,707	176,388	4.38
Investment securities(2)	16,345,440	515,494	4.22	17,062,924	599,055	4.69
Mortgage loans(2)(3)	4,469,303	152,688	4.57	3,875,469	125,663	4.34
Total interest-earning assets	71,521,221	2,172,181	4.06	76,810,077	2,614,178	4.55
Other non-interest-earning assets	547,442			752,350
Fair-value adjustments on investment securities	(182,188)			(297,866)
Total assets	$71,886,475	$2,172,181	4.04%	$77,264,561	$2,614,178	4.52%
Liabilities and capital
Consolidated obligations
Discount notes	$22,147,829	$611,854	3.69%	$17,755,120	$571,044	4.30%
Bonds	44,294,360	1,260,846	3.81	53,696,320	1,731,947	4.31
Other interest-bearing liabilities	822,521	18,425	2.99	723,381	19,261	3.56
Total interest-bearing liabilities	67,264,710	1,891,125	3.76	72,174,821	2,322,252	4.30
Other non-interest-bearing liabilities	782,839			1,193,061
Total capital	3,838,926			3,896,679
Total liabilities and capital	$71,886,475	$1,891,125	3.52%	$77,264,561	$2,322,252	4.02%
Net interest income		$281,056			$291,926
Net interest spread			0.30%			0.25%
Net interest margin			0.53%			0.51%
_________________________
(1)    Yields are annualized.
(2)    Average balances are reflected at amortized cost.
(3)    Nonaccrual loans are included in the average balances used to determine average yield.

Rate and Volume Analysis

Changes in both average balances (volume) and interest rates influence changes in net interest income and net interest margin. Table 4 summarizes changes in interest income and interest expense for the three and nine months ended September 30, 2026, and 2025. Changes in interest income and interest expense that are not identifiable as either volume or rate-related, but equally attributable to both volume and rate changes, have been allocated to the volume and rate categories based upon the proportion of the absolute value of the volume and rate changes.

Table 4 - Rate and Volume Analysis
(dollars in thousands)

	For the Three Months Ended September 30, 2026 vs 2025			For the Nine Months Ended September 30, 2026 vs 2025
	Increase (Decrease) due to			Increase (Decrease) due to
	Volume	Rate	Total	Volume	Rate	Total
Interest income
Advances	$(65,000)	$(51,592)	$(116,592)	$(182,737)	$(162,013)	$(344,750)
Interest-bearing deposits	5,025	(4,067)	958	6,519	(12,978)	(6,459)
Securities purchased under agreements to resell	3,198	(6,672)	(3,474)	36,164	(17,435)	18,729
Federal funds sold	(4,077)	(7,716)	(11,793)	(27,507)	(25,474)	(52,981)
Investment securities	(5,344)	(13,913)	(19,257)	(24,440)	(59,121)	(83,561)
Mortgage loans	6,662	2,445	9,107	20,020	7,005	27,025
Total interest income	(59,536)	(81,515)	(141,051)	(171,981)	(270,016)	(441,997)
Interest expense
Consolidated obligations
Discount notes	(15,908)	(25,354)	(41,262)	128,587	(87,777)	40,810
Bonds	(39,790)	(61,710)	(101,500)	(281,934)	(189,167)	(471,101)
Other interest-bearing liabilities	1,761	(817)	944	2,446	(3,282)	(836)
Total interest expense	(53,937)	(87,881)	(141,818)	(150,901)	(280,226)	(431,127)
Change in net interest income	$(5,599)	$6,366	$767	$(21,080)	$10,210	$(10,870)

Average Balance of Advances

The average balance of total advances decreased by $5.7 billion, or 12.7 percent, for the nine months ended September 30, 2026, compared with the same period in 2025. This decrease in the average balance of advances was primarily concentrated in variable-rate advances and long-term fixed-rate advances, partially offset by an increase in short-term fixed rate advances. We cannot predict future member demand for advances.

Average Balance of Investments

Average short-term money-market investments, consisting of interest-bearing deposits, securities purchased under agreements to resell, and federal funds sold, increased $539.2 million, or 4.9 percent, for the nine months ended September 30, 2026, compared with the same period in 2025, to manage our liquidity position and remain compliant with all regulatory guidance. The yield earned on short-term money-market investments is highly correlated to short-term interest rates. As a result of decreases in the FOMC's target range for the federal funds rate in 2025, average yields on overnight federal funds sold decreased from 4.38 percent during the nine months ended September 30, 2025, to 3.69 percent during the nine months ended September 30, 2026, and average yields on securities purchased under agreements to resell also decreased from 4.38 percent for the nine months ended September 30, 2025, to 3.70 percent for the nine months ended September 30, 2026.

Average investment-securities balances decreased $717.5 million, or 4.2 percent for the nine months ended September 30, 2026, compared with the same period in 2025. The decrease in the average balance of investment securities is attributable to maturities of U.S. Treasury securities, partially offset by purchases of MBS and HFA bonds.

Average Balance of COs

Average CO balances decreased $5.0 billion, or 7.0 percent, for the nine months ended September 30, 2026, compared with the same period in 2025. This decrease consisted of a $9.4 billion decrease in CO bonds, offset by a $4.4 billion increase in CO discount notes.

The average balance of CO discount notes represented approximately 33.3 percent of total average COs for the nine months ended September 30, 2026, compared with 24.8 percent of total average COs for the nine months ended September 30, 2025. The average balance of CO bonds represented 66.7 percent and 75.2 percent of total average COs outstanding during the nine months ended September 30, 2026, and 2025, respectively.

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

Table 5 - Effect of Derivative and Hedging Activities
(dollars in thousands)

	For the Three Months Ended September 30, 2026
Net Effect of Derivatives and Hedging Activities	Advances	Investments	Mortgage Loans	CO Bonds	CO Discount Notes	Total
Net interest income
Amortization / accretion of hedging activities (1)	$(181)	$13,787	$79	$3,261	$—	$16,946
Gains (losses) on designated fair-value hedges	1,149	6,350	—	(377)	—	7,122
Net interest settlements (2)	11,203	31,927	—	(24,091)	—	19,039
Price alignment interest (3)	(491)	(2,658)	—	49	—	(3,100)
Total net interest income	11,680	49,406	79	(21,158)	—	40,007

Net gains (losses) on derivatives and hedging activities
Gains (losses) on derivatives not receiving hedge accounting	227	—	—	—	(1,041)	(814)
Mortgage delivery firm commitments	—	—	(2,945)	—	—	(2,945)
Price alignment amount (3)	—	—	—	—	708	708
Net gains (losses) on derivatives and hedging activities	227	—	(2,945)	—	(333)	(3,051)

Total net effect of derivatives and hedging activities	$11,907	$49,406	$(2,866)	$(21,158)	$(333)	$36,956

	For the Three Months Ended September 30, 2025
Net Effect of Derivatives and Hedging Activities	Advances	Investments	Mortgage Loans	CO Bonds	CO Discount Notes	Total
Net interest income
Amortization / accretion of hedging activities (1)	$(292)	$14,468	$19	$2,352	$—	$16,547
Gains (losses) on designated fair-value hedges	112	601	—	(411)	—	302
Net interest settlements (2)	28,173	62,468	—	(79,079)	—	11,562
Price alignment interest (3)	190	(3,295)	—	309	—	(2,796)
Total net interest income	28,183	74,242	19	(76,829)	—	25,615

Net (losses) gains on derivatives and hedging activities
Losses on derivatives not receiving hedge accounting	—	—	—	—	(539)	(539)
Mortgage delivery firm commitments	—	—	543	—	—	543
Price alignment amount (3)	—	—	—	—	916	916
Net gains on derivatives and hedging activities	—	—	543	—	377	920

Total net effect of derivatives and hedging activities	$28,183	$74,242	$562	$(76,829)	$377	$26,535

	For the Nine Months Ended September 30, 2026
Net Effect of Derivatives and Hedging Activities	Advances	Investments	Mortgage Loans	CO Bonds	CO Discount Notes	Total
Net interest income
Amortization / accretion of hedging activities (1)	$(430)	$40,947	$51	$9,051	$—	$49,619
Gains (losses) on designated fair-value hedges	2,499	7,857	—	(701)	—	9,655
Net interest settlements (2)	31,180	96,089	—	(93,247)	—	34,022
Price alignment interest (3)	(1,211)	(5,079)	—	62	—	(6,228)
Total net interest income	32,038	139,814	51	(84,835)	—	87,068

Net gains (losses) on derivatives and hedging activities
Gains (losses) on derivatives not receiving hedge accounting	206	—	—	—	(6,372)	(6,166)
Mortgage delivery firm commitments	—	—	(3,695)	—	—	(3,695)
Price alignment interest (3)	—	—	—	—	2,352	2,352
Net gains (losses) on derivatives and hedging activities	206	—	(3,695)	—	(4,020)	(7,509)

Total net effect of derivatives and hedging activities	$32,244	$139,814	$(3,644)	$(84,835)	$(4,020)	$79,559

	For the Nine Months Ended September 30, 2025
Net Effect of Derivatives and Hedging Activities	Advances	Investments	Mortgage Loans	CO Bonds	CO Discount Notes	Total
Net interest income
Amortization / accretion of hedging activities (1)	$(804)	$38,963	$75	$9,052	$—	$47,286
(Losses) gains on designated fair-value hedges	(1,710)	(2,113)	—	54	—	(3,769)
Net interest settlements (2)	82,209	198,217	—	(239,799)	—	40,627
Price alignment interest (3)	(2,692)	(10,361)	—	687	—	(12,366)
Total net interest income	77,003	224,706	75	(230,006)	—	71,778

Net gains (losses) on derivatives and hedging activities
Losses on derivatives not receiving hedge accounting	—	—	—	—	(2,358)	(2,358)
Mortgage delivery firm commitments	—	—	908	—	—	908
Price alignment interest (3)	—	—	—	—	1,571	1,571
Net gains (losses) on derivatives and hedging activities	—	—	908	—	(787)	121

Total net effect of derivatives and hedging activities	$77,003	$224,706	$983	$(230,006)	$(787)	$71,899
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

We are required to annually set aside a portion of our earnings for our Affordable Housing Program. These funds assist members serving very low-, low-, and moderate-income households and support community economic development. The Bank's net income for the nine months ended September 30, 2026, resulted in an accrual of $17.4 million to the AHP pool of funds that will be part of the Bank's annual AHP assessment that will fund the AHP in 2027. Contributions made to our discretionary housing and community investment programs reduce the Bank’s net income for the year, therefore reducing our statutory accrual of funds to the AHP. The Bank's board of directors made a voluntary AHP contribution of $6.1 million for the nine months ended September 30, 2026.

Table 6 - Statutory AHP Assessment and Voluntary AHP Contributions
(dollars in thousands)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
Net income subject to AHP statutory assessment	$74,550	$73,475	$174,264	$189,156
Statutory AHP percentage	10%	10%	10%	10%
Statutory AHP assessment	7,455	7,348	17,426	18,916
AHP voluntary contribution(1)	239	681	6,135	7,353
Total AHP contributions	$7,694	$8,029	$23,561	$26,269
________________________
(1)    Includes both voluntary and supplemental voluntary contributions to the AHP. Supplemental voluntary contribution to the AHP is the amount that restores the statutory AHP assessment amount to what it otherwise would have been in the absence of the voluntary AHP contribution and the discretionary housing and community investment contribution.

Discretionary housing and community investment program expenses are shown in the table below, by program.

Table 7 - Discretionary Housing and Community Investment Program Expenses
(dollars in thousands)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
Program	2026	2025	2026	2025
Affordable housing
MPF Permanent Rate Buydown product	$582	$1,296	$5,788	$5,054
Housing Our Workforce program	331	1,999	5,766	7,320
Lift Up Homeownership program	560	1,570	5,697	7,270

Economic development
Jobs for New England program	678	1,090	3,060	5,064

Community Development Financial Institutions
CDFI Advance program	4	170	5,818	6,376
Total discretionary housing and community investment program expenses	$2,155	$6,125	$26,129	$31,084

FINANCIAL CONDITION

Advances

At September 30, 2026, the advances portfolio totaled $38.9 billion, an increase of $122.9 million from $38.8 billion at December 31, 2025.

Table 8 - Advances Outstanding by Product Type
(dollars in thousands)

	September 30, 2026		December 31, 2025
	Par Value	Percent of Total	Par Value	Percent of Total
Fixed-rate advances
Short-term	$10,828,604	27.7%	$11,210,295	28.9%
Long-term	8,203,765	21.0	8,530,500	22.0
Putable	5,205,470	13.4	6,965,970	17.9
Overnight	2,310,620	5.9	2,179,677	5.6
Amortizing	788,489	2.0	922,613	2.4
	27,336,948	70.0	29,809,055	76.8

Variable-rate advances
Simple variable (1)	11,722,957	30.0	8,989,242	23.2
All other variable-rate indexed advances	3,877	—	1,585	—
	11,726,834	30.0	8,990,827	23.2
Total par value	$39,063,782	100.0%	$38,799,882	100.0%
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

The following table presents a summary of the status of the credit outstanding and overall collateral borrowing capacity of the Bank’s borrowers as of September 30, 2026.

Table 9 - Credit Outstanding and Collateral Borrowing Capacity by Credit Category
(dollars in thousands)

	September 30, 2026
	Borrowers with Credit Outstanding
	Number		Other Credit Outstanding(1)	Total Credit Outstanding	Collateral Borrowing Capacity(2)
Borrower Credit Category		Advances			Total	Used
Member borrowers(3)
Credit Category-1	273	$37,361,004	$8,089,726	$45,450,730	$132,773,225	34.2%
Credit Category-2	35	1,452,600	118,034	1,570,634	3,926,733	40.0
Credit Category-3	8	154,332	9,676	164,008	528,894	31.0
Credit Category-4	—	—	—	—	—	—
Nonmember borrowers(4)
Former members	8	47,949	309,878	357,827	483,046	74.1
Housing associates	5	47,897	96	47,993	62,378	76.9
Total	329	$39,063,782	$8,527,410	$47,591,192	$137,774,276	34.5%
_______________________
(1)    Includes accrued interest on advances, letters of credit, unused lines of credit, and credit-enhancement obligations on purchased mortgage loans.
(2)    Collateral borrowing capacity does not represent any commitment to lend by the Bank.
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

We have not recorded any allowance for credit losses on advances as of September 30, 2026, and December 31, 2025, for the reasons discussed in Part I — Item 1 — Financial Statements — Notes to the Financial Statements — Note 4 — Advances.

Table 10 - Top Five Advance-Borrowing Institutions
(dollars in thousands)

	September 30, 2026
Name	Par Value of Advances	Percent of Total Par Value of Advances	Weighted-Average Rate (1)
Citizens Bank, N.A.	$8,363,055	21.4%	4.21%
Salem Five Cents Savings Bank	1,690,692	4.3	3.99
Hingham Institution for Savings	1,415,340	3.6	3.93
Institution for Savings in Newburyport and its Vicinity	1,341,667	3.5	3.92
Voya Retirement Insurance and Annuity Co.	1,320,000	3.4	4.27
Total of top five advance-borrowing institutions	$14,130,754	36.2%

	December 31, 2025
Name	Par Value of Advances	Percent of Total Par Value of Advances	Weighted-Average Rate (1)
State Street Bank and Trust Company	$3,500,000	9.0%	4.06%
Webster Bank, N.A.	2,980,718	7.7	3.86
Citizens Bank, N.A.	2,013,387	5.2	3.92
Institution for Savings in Newburyport and its Vicinity	1,468,719	3.8	3.81
Hingham Institution for Savings	1,463,815	3.8	3.94
Total of top five advance-borrowing institutions	$11,426,639	29.5%
_______________________

(1)    Weighted-average rates are based on the contract rate of each advance without taking into consideration the effects of interest-rate-exchange agreements that we may use as hedging instruments.

Investments

At September 30, 2026, investment securities and short-term money-market instruments totaled $26.2 billion, an increase of $1.0 billion from $25.2 billion at December 31, 2025.

Short-term money-market investments increased $677.2 million to $10.2 billion at September 30, 2026, compared with December 31, 2025. The increase was attributable to increases in securities purchased under agreements to resell, federal funds sold and interest-bearing deposits of $250.0 million, $241.0 million and $186.2 million, respectively.

Investment securities increased $276.0 million to $16.0 billion at September 30, 2026, compared with $15.7 billion at December 31, 2025.

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

We place short-term funds with large, high-quality financial institutions. As of September 30, 2026, all of these placements either expired within one business day or were payable upon demand. See Part I — Item 1 — Business — Business Lines — Investments in the 2025 Annual Report for additional information.

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

Table 11 - Credit Ratings of Investments at Carrying Value
(dollars in thousands)

	As of September 30, 2026
	Long-Term Credit Rating
Investment Category	Triple-A	Double-A	Single-A
Money-market instruments: (1)
Interest-bearing deposits	$—	$955,150	$1,283,373
Securities purchased under agreements to resell	—	—	4,750,000
Federal funds sold	—	1,250,000	1,950,000
Total money-market instruments	—	2,205,150	7,983,373

Investment securities:(2)

Non-MBS:
U.S. Treasury obligations	—	3,829,317	—
U.S. government-owned corporations	—	210,700	—
GSE	—	89,614	—
Supranational institutions	202,560	—	—
HFA securities	83,880	110,092	—
Total non-MBS	286,440	4,239,723	—

MBS:
U.S. government guaranteed - single-family	—	87,030	—
U.S. government guaranteed - multifamily	—	428,430	—
GSE – single-family	—	2,109,749	—
GSE – multifamily	—	8,819,638	—
Total MBS	—	11,444,847	—

Total investment securities	286,440	15,684,570	—

Total investments	$286,440	$17,889,720	$7,983,373
_______________________
(1)    The counterparty's nationally recognized statistical ratings organization rating is used for money-market instruments. Counterparty ratings are obtained from Moody's, Fitch, Inc. (Fitch), and S&P and are each as of September 30, 2026. If there is a split rating, the lowest rating is used. In certain instances where a counterparty is unrated, the Bank may assign a deemed rating to the counterparty and that deemed rating is used.
(2)    The issue rating is used for investment securities. Issue ratings are obtained from Moody's, Fitch, and S&P. If there is a split rating, the lowest rating is used.

Table 12 - Unsecured Credit Related to Money-Market Instruments and Debentures
(dollars in thousands)

	Carrying Value
	September 30, 2026	December 31, 2025
Federal funds sold	$3,200,000	$2,959,000
Interest-bearing deposits	2,238,523	2,052,365
Supranational institutions	202,560	243,394
U.S. government-owned corporations	210,700	230,065
GSEs	89,614	96,535
Corporate bonds	—	1,401

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

As of September 30, 2026, our mortgage loan investment portfolio totaled $4.7 billion, an increase of $432.3 million from December 31, 2025. This increase is the result of mortgage loan purchase volumes exceeding principal repayments during 2026. We expect continued competition from Federal National Mortgage Association and Federal Home Loan Mortgage Corporation, as well as from private mortgage loan acquirers, for loan investment opportunities.

Mortgage Loans Credit Risk

We are subject to credit risk from the mortgage loans in which we invest due to our exposure to the credit risk of the underlying borrowers and the credit risk of the participating financial institutions when the participating financial institutions retain credit-enhancement and/or servicing obligations. For additional information on the credit risks arising from our participation in the MPF Program, see Part II — Item 7 — Management's Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition — Mortgage Loans — Mortgage Loans Credit Risk in the 2025 Annual Report. For information on the payment status of our mortgage loan portfolio as of September 30, 2026, see Part I — Item 1 — Financial Statements — Notes to Financial Statements — Note 5 — Mortgage Loans Held for Portfolio in this report.

Although our mortgage loan portfolio includes loans throughout the U.S., concentrations of 5 percent or greater of the par value of our conventional mortgage loan portfolio are shown in Table 13.

Table 13 - State Concentrations by Par Value

	Percentage of Total Par Value of Conventional Mortgage Loans
	September 30, 2026	December 31, 2025
Massachusetts	51%	54%
Maine	20	18
Vermont	11	9
Connecticut	7	7
All others	11	12
Total	100%	100%

Consolidated Obligations

See Liquidity and Capital Resources for information regarding our COs.

Derivative Instruments

All derivatives are recorded on the statement of condition at fair value and classified as either derivative assets or derivative liabilities. Bilateral and cleared derivatives outstanding are classified as assets or liabilities according to the net fair value of derivatives aggregated by each counterparty. Derivative assets' net fair value, net of cash collateral and accrued interest, totaled $301.1 million and $295.7 million as of September 30, 2026, and December 31, 2025, respectively. Derivative liabilities' net fair value, net of cash collateral and accrued interest, totaled $3.4 million and $2.3 million as of September 30, 2026, and December 31, 2025, respectively.

The following table presents a summary of the notional amounts and estimated fair values of our outstanding derivatives, excluding accrued interest, and related hedged item by product and type of accounting treatment as of September 30, 2026, and December 31, 2025. The notional amount represents the hypothetical principal basis used to determine periodic interest payments received and paid. However, the notional amount does not represent an actual amount exchanged or our overall exposure to credit and market risk.

Table 14 - Derivatives and Hedge-Accounting Treatment
(dollars in thousands)

			September 30, 2026		December 31, 2025
Hedged Item	Derivative	Designation(1)	Notional Amount	Fair Value	Notional Amount	Fair Value
Advances	Swaps	Fair value	$10,753,449	$(6,610)	$11,482,436	$(83,599)
	Swaps	Economic	6,265	12	—	—
Total associated with advances			10,759,714	(6,598)	11,482,436	(83,599)
Available-for-sale securities	Swaps	Fair value	12,469,591	(84,269)	11,532,025	(80,385)
COs	Swaps	Fair value	16,801,760	(403,099)	21,078,500	(232,369)
	Swaps	Economic	6,761,487	589	7,722,435	2,190
	Forward starting swaps	Cash Flow	491,000	178	641,000	469
Total associated with COs			24,054,247	(402,332)	29,441,935	(229,710)
Total			47,283,552	(493,199)	52,456,396	(393,694)
Mortgage delivery firm commitments			64,960	(1,581)	59,316	85
Total derivatives			$47,348,512	(494,780)	$52,515,712	(393,609)
Accrued interest				153,170		166,995
Cash collateral, including related accrued interest				639,242		520,026
Net derivatives				$297,632		$293,412

Derivative asset				$301,051		$295,723
Derivative liability				(3,419)		(2,311)
Net derivatives				$297,632		$293,412
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

Table 15 - Credit Exposure to Derivatives Counterparties
(dollars in thousands)

	As of September 30, 2026
	Notional Amount	Net Derivatives Fair Value Before Collateral	Cash Collateral Pledged to (from) Counterparty	Net Credit Exposure to Counterparties
Asset positions with credit exposure:
Uncleared derivatives:
Single-A	$2,560,500	$4,839	$(3,867)	$972
Cleared derivatives	7,481,968	1,211	109,448	110,659

Liability positions with credit exposure:
Uncleared derivatives:
Single-A	10,966,500	(195,418)	199,538	4,120
Cleared derivatives	18,041,463	(1,745)	187,030	185,285
Total interest-rate swap positions with nonmember counterparties to which we had credit exposure	39,050,431	(191,113)	492,149	301,036

Mortgage delivery firm commitments (1)	64,960	15	—	15
Total	$39,115,391	$(191,098)	$492,149	$301,051
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

We are unable to predict future trends in member credit needs because they are driven by complex interactions among several factors, including, but not limited to, increases and decreases in member assets and deposits, and the attractiveness of advances compared to other sources of wholesale funding. We regularly monitor current trends and anticipate future debt issuance needs and maintain a portfolio of highly liquid assets to be prepared to fund member credit needs and investment opportunities. We are generally able to expand our CO debt issuance in response to members' increased need for advances and to increase our acquisitions of mortgage loans. Alternatively, in response to reduced member credit needs, we may shrink our balance sheet by allowing our COs to mature without replacement, transferring debt to another FHLBank, repurchasing and retiring outstanding COs, or redeeming callable COs on eligible redemption dates.

Sources and Uses of Liquidity. Our primary sources of liquidity are proceeds from the issuance of COs and advance repayments, and maturing short-term investments, as well as cash and investment holdings that are primarily high-quality, short- and intermediate-term financial instruments that can be sold or pledged as collateral under a repurchase agreement. During the nine months ended September 30, 2026, we maintained continuous access to funding and adapted our debt issuance to meet the needs of our members.

Secondary sources of liquidity include payments collected on mortgage loans, proceeds from the issuance of capital stock, and member deposits. In addition, under the FHLBank Act, the U.S. Treasury may purchase up to $4 billion of FHLBank COs. The terms, conditions, and interest rates in such a purchase would be determined by the U.S. Treasury. This authority may be exercised at the discretion of the U.S. Treasury with the agreement of the FHFA only if alternative means cannot be effectively employed to permit members of the FHLBanks to continue to supply reasonable amounts of funds to the mortgage market, and the ability to supply such funds is substantially impaired because of monetary stringency and high interest rates. There were no such purchases by the U.S. Treasury during the nine months ended September 30, 2026.

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

Liquidity Management. We maintain our liquidity so that if projected net cash flow falls below zero on or before the 21st day following the measurement date, then management of the Bank is notified and determines whether any corrective action is necessary. We did not breach this threshold at any time during the nine months ended September 30, 2026. Table 16 below shows this calculation as of September 30, 2026.

Table 16 - Projected Net Cash Flow
(dollars in thousands)

As of September 30, 2026
21 Days
Uses of funds
Interest payable	$203,999
Maturing or expected option exercise of liabilities	7,510,276
Committed asset settlements	20,330
Capital outflow	35,831
MPF delivery commitments	67,914
Gross uses of funds	7,838,350

Sources of funds
Interest receivable	241,636
Maturing or projected amortization of assets	17,257,070
Committed liability settlements	1,261,097
Cash and due from banks and interest-bearing deposits	2,260,060
Other	7,517
Gross sources of funds	21,027,380

Projected net cash flow	$13,189,030

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

We were in compliance with the Base Case Liquidity Requirement at all times during the nine months ended September 30, 2026.

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

Table 17 - Funding Gap Metric

Funding Gap Metric (1)	Limit	Three-Month Average September 30, 2026	Three-Month Average December 31, 2025
3-month Funding Gap	15%	0.4%	(0.8)%
1-year Funding Gap	30%	20.4%	14.4%
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

Debt Financing — Consolidated Obligations

At September 30, 2026, and December 31, 2025, outstanding COs for which we are primarily liable, including both CO bonds and CO discount notes, totaled $65.0 billion and $63.6 billion, respectively. CO bonds outstanding for which we are primarily liable at September 30, 2026, and December 31, 2025, include issued callable bonds totaling $15.9 billion and $17.7 billion, respectively.

CO discount notes comprised 26.0 percent and 33.3 percent of the outstanding COs for which we are primarily liable at September 30, 2026, and December 31, 2025, respectively, but accounted for 60.5 percent and 56.2 percent of the proceeds from the issuance of such COs during the nine months ended September 30, 2026, and 2025, respectively.

Overall, we continued to experience strong demand for COs among investors. During the period covered by this report, the capital markets have supported our funding needs and we have been able to issue debt in the amounts and structures required to satisfy the demand for advances and meet our funding and risk-management needs.

Capital

Total capital was $3.8 billion at both September 30, 2026, and December 31, 2025.

The FHLBank Act and FHFA regulations specify that each FHLBank is required to satisfy certain minimum regulatory capital requirements. We were in compliance with these requirements at September 30, 2026, as discussed in Part I — Item 1 — Financial Statements — Notes to the Financial Statements — Note 10 — Capital.

Capital Rule

The FHFA's regulation on FHLBank capital classification and critical capital levels (the Capital Rule), among other things, establishes criteria for capital classifications and corrective action requirements for FHLBanks that are classified in any classification other than adequately capitalized. The Capital Rule requires the Director of the FHFA to determine on no less than a quarterly basis the capital classification of each FHLBank. Based on financial information as of June 30, 2026, the FHFA determined that we met the definition of adequately capitalized under the Capital Rule.

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

Internal Minimum Capital Requirement in Excess of Regulatory Requirements

In an effort to provide protection for our capital base, we maintain an internal minimum capital requirement whereby the amount of paid-in capital stock and retained earnings (together, our actual regulatory capital) must be at least equal to the sum of 4 percent of our total assets plus an amount we measure as our risk exposure with 99 percent confidence using our economic capital model (together, our internal minimum capital requirement). As of September 30, 2026, this internal minimum capital requirement equaled $3.5 billion, which was satisfied by our actual regulatory capital of $4.0 billion.

Minimum Retained Earnings Target

Our minimum required level of retained earnings is determined monthly using rolling three-month averages. Retained earnings must be at least 4.0 percent of our total assets less outstanding capital stock plus the economic capital requirement.

At September 30, 2026, we had total retained earnings of $2.0 billion, which exceeded the limit of $1.5 billion. In the event that the Bank’s balance of retained earnings is below the limit, dividends may not exceed 40 percent of the prior quarter’s net income.

Repurchases of Excess Stock

We have the authority, but are not obliged, to repurchase excess stock, as discussed under Part I — Item 1 — Business — Capital Resources — Repurchase of Excess Stock in the 2025 Annual Report.

Table 18 - Capital Stock Requirements and Excess Capital Stock
(dollars in thousands)

	Membership Stock Investment Requirement	Activity-Based Stock Investment Requirement	Total Stock Investment Requirement (1)	Outstanding Class B Capital Stock (2)	Excess Class B Capital Stock
September 30, 2026	$364,872	$1,556,257	$1,921,149	$1,956,980	$35,831
December 31, 2025	355,203	1,550,527	1,905,751	1,940,732	34,981
_______________________
(1)    Total stock investment requirement is rounded up to the nearest $100 on an individual member basis.
(2)    Class B capital stock outstanding includes mandatorily redeemable capital stock.

Restricted Retained Earnings and the Joint Capital Agreement

At September 30, 2026, our total required contribution to the restricted retained earnings account was $661.4 million and the balance of the restricted retained earnings account was $585.7 million, thus requiring us to contribute 20 percent of net income to our restricted retained earnings account.

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

As of September 30, 2026, we have not made any significant changes to the estimates and assumptions used in applying our critical accounting policies and estimates from those used to prepare our audited financial statements.

LEGISLATIVE AND REGULATORY DEVELOPMENTS

We are subject to various legal and regulatory requirements and priorities. Certain actions, regulatory priorities, and areas of focus of the current administration have changed and continue to change the regulatory environment. These changes have affected, and likely will continue to affect, certain aspects of our business operations, and could affect our financial condition, results of operations, and reputation. Additionally, we are subject to extensive regulatory oversight, including ongoing monitoring and targeted examinations by our regulator, which could affect our business operations and financial results.

Considering the changes in the regulatory environment, described in the 2025 Annual Report and in our Reports on Form 10-Q previously filed in 2026, there is uncertainty with respect to the ultimate nature and result of future regulatory actions and their ultimate effects on us and the FHLBank System. We continue to monitor these actions as they evolve and to evaluate their potential effect on the Bank. For further discussion of related risks, see Part I — Item 1A — Risk Factors in the 2025 Annual Report.

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

Strategies to Manage Market and Interest-Rate Risk

General

We use various strategies and techniques to manage our market- and interest-rate risk, including the following and combinations of the following:

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

Table 19 - Interest-Rate Risk Management
(dollars in millions)

	Outstanding Par Value/Notional Balance as of
	September 30, 2026	December 31, 2025	Change
Fixed-rate noncallable debt, not hedged by interest-rate swaps	$6,070	$7,192	$(1,122)
Fixed-rate callable debt not hedged by interest-rate swaps	2,340	2,211	129
CO debt hedged by interest-rate-exchange agreements, including both fair-value hedge relationships and economic hedge relationships(1)	23,563	28,801	(5,238)
Advances hedged by interest-rate-exchange agreements, including both fair-value hedge relationships and economic hedge relationships	10,760	11,482	(722)

Available-for-sale securities (non-MBS) hedged by interest-rate-exchange agreements	4,622	5,079	(457)
Available-for-sale securities (MBS) hedged by interest-rate-exchange agreements	7,848	6,453	1,395
Total hedged available-for-sale securities	12,470	11,532	938

Notional principal balance of forward starting interest-rate swaps hedging the anticipated future issuance of CO debt	491	641	(150)
_______________________
(1)    The amount for September 30, 2026, and December 31, 2025, includes unsettled CO bonds with a par value of $105.0 million and $50.0 million, respectively.

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

MVE and, in particular, the ratio of MVE to the book value of equity (BVE), are a measure of the current value of shareholder investment based on market rates, spreads, prices, and volatility at the reporting date. For purposes of measuring the ratio of MVE to BVE, the BVE is equal to the par value of capital stock including mandatorily redeemable capital stock, retained earnings, and accumulated other comprehensive (loss) income. However, these valuations may not be fully representative of future realized prices. Valuations are based on market yields and prices of individual assets, liabilities, and derivatives, and therefore embed elements of option, credit, and liquidity risk which may not be representative of future net income to be earned from the spread between asset yields and funding costs. Further, MVE does not consider future new business activities, or income or expense derived from sources other than financial assets or liabilities.

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
•the duration of equity, which is calculated as the estimated percentage change to MVE for a 100-basis point parallel shift in rates;
•MVE sensitivity, which is the estimated percent change in MVE in various shocked interest rate scenarios versus base case MVE;
•the duration gap of our assets and liabilities, which is the difference between the estimated durations (percentage change in market value for a 100-basis point shift in rates) of assets and liabilities (including the effect of related hedges) and reflects the extent to which estimated sensitivities to market changes, including, but not limited to, maturity and repricing cash flows for assets and liabilities are matched; and
•the use of an income-simulation model that projects net interest income over a range of potential interest-rate scenarios, including parallel interest-rate shocks, nonparallel interest-rate shocks, and basis changes.

We maintain limits in connection with some of the foregoing metrics. Those limits, and the foregoing market and interest-rate risk metrics are more fully discussed under Part II — Item 7A — Quantitative and Qualitative Disclosures About Market Risk — Measurement of Market and Interest-Rate Risk and Related Policy Constraints in the 2025 Annual Report.

Table 20 - Interest-Rate / Market-Rate Risk Metrics

	September 30, 2026	December 31, 2025	Limit
MVE	$3.7 billion	$3.6 billion	None
MVE/BVE	97%	96%	None
MVE/Par Stock	189%	188%	Maintain above 125%
Economic Capital Ratio	5.3%	5.3%	Maintain above 4.0%
VaR	14.6% of MVE	11.0% of MVE	None
Duration of Equity (1)	+ 1.68 years	+1.54 years	Maintain between +/- 4.0 years
MVE Sensitivity: (1)
Down 200 basis point parallel rate shock	2.5%	3.1%	Maintain above -15%
Up 200 basis point parallel rate shock	(4.2)%	(3.4)%
Duration Gap (1)	+1.06 months	+0.97 months	None
_______________________
(1)    Metrics for measuring against the limits are calculated using a methodology which does not constrain interest rates to a minimum of zero percent. Additional metrics are calculated in accordance with guidance from the FHFA, which requires that we constrain projected future interest rates and discounting yields to a minimum of zero percent. For the periods ended September 30, 2026, and December 31, 2025, the results of the constrained and unconstrained metrics were the same.

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

The table below presents the VaR estimate as of September 30, 2026, and December 31, 2025, and represents the estimates of potential reduction to our MVE from potential future changes in interest rates and other market factors, as described above. Estimated potential market value loss exposures are expressed as a percentage of the then-current MVE. The table is intended to represent a statistically based range of VaR exposures.

Table 21 - Value-at-Risk
(dollars in millions)

	Value-at-Risk (Gain) Loss Exposure
	September 30, 2026		December 31, 2025
Confidence Level	% of MVE (1)	Amount	% of MVE (1)	Amount
50%	7.64%	$282.4	6.46%	$235.6
75%	8.75	323.5	7.53	274.6
95%	10.73	396.4	9.45	344.6
99%	14.31	529.0	10.46	381.1

Average of five worst scenarios as of period end	14.63	540.6	11.00	400.8
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

Table 22 - Market and Interest-Rate Risk Metrics
(dollars in millions)

	September 30, 2026
	Down 300(1)	Down 200(1)	Down 100(1)	Base	Up 100	Up 200	Up 300
MVE	$3,849	$3,790	$3,746	$3,696	$3,623	$3,539	$3,448
Percent change in MVE from base	4.1%	2.5%	1.4%	—%	(2.0)%	(4.2)%	(6.7)%
MVE/BVE	101%	100%	98%	97%	95%	93%	91%
MVE/Par Stock	197%	194%	191%	189%	185%	181%	176%
Duration of Equity	+1.68 years	+1.36 years	+1.12 years	+ 1.68 years	+2.19 years	+2.48 years	+2.73 years
Return on Capital Stock less SOFR	4.9%	5.5%	6.8%	7.4%	7.9%	8.4%	8.7%
Net income percent change from base	(45.4)%	(31.8)%	(12.7)%	—%	12.5%	24.9%	35.4%

	December 31, 2025
	Down 300(1)	Down 200(1)	Down 100(1)	Base	Up 100	Up 200	Up 300
MVE	$3,831	$3,758	$3,701	$3,645	$3,586	$3,520	$3,448
Percent change in MVE from base	5.1%	3.1%	1.5%	—%	(1.6)%	(3.4)%	(5.4)%
MVE/BVE	101%	99%	98%	96%	95%	93%	91%
MVE/Par Stock	197%	194%	191%	188%	185%	181%	178%
Duration of Equity	+2.62 years	+1.55 years	+1.56 years	+1.54 years	+1.75 years	+1.96 years	+2.19 years
Return on Capital Stock less SOFR	1.8%	2.4%	3.3%	4.5%	5.4%	6.1%	6.7%
Net income percent change from base	(72.7)%	(51.5)%	(28.1)%	—%	24.4%	45.1%	65.4%
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

Our management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures, with the participation of the president and chief executive officer and the chief financial officer, as of September 30, 2026. Based on that evaluation, our president and chief executive officer and chief financial officer have concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of September 30, 2026.

Changes in Internal Control over Financial Reporting

During the quarter ended September 30, 2026, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The following risk factor has been updated to reflect an event that occurred in the third quarter of 2026 based on publicly available information.

The loss of large members could result in lower demand for our products and services.

As of September 30, 2026, our five largest stockholding members accounted for 36.2 percent of our advances and held 30.5 percent of our capital stock. The loss of large members or a significant reduction in the level of business they conduct with us would likely result in lower overall demand for our products and services in the future and adversely impact our results of operations. For example, one of our larger members, which represented approximately 8.1 percent of our outstanding advances and 9.6 percent of our outstanding letters of credit as of June 30, 2026, was a party to a merger agreement that resulted in its redistricting to another FHLBank during the third quarter of 2026. We are no longer permitted to issue new advances or letters of credit to the surviving entity, and the surviving entity has elected to prepay substantially all of its outstanding advances. This decrease in advances balances and future demand for advances and other products could adversely impact our future results of operations.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Number	Exhibit Description	Reference

10.1	Federal Home Loan Bank of Boston 2027 Director Compensation Policy *	Exhibit 10.1 to our 8-K filed with the SEC on October 23, 2026
31.1	Certification of the president and chief executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed within this Form 10-Q
31.2	Certification of the chief financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed within this Form 10-Q
32.1	Certification of the president and chief executive officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed within this Form 10-Q
32.2	Certification of the chief financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	Filed within this Form 10-Q
101.INS	XBRL Instance Document	The instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document	Filed within this Form 10-Q
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	Filed within this Form 10-Q
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	Filed within this Form 10-Q
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	Filed within this Form 10-Q
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	Filed within this Form 10-Q
104	The cover page of the Bank’s Quarterly report on Form 10-Q, formatted in Inline XBRL	Included within the Exhibit 101 attachments
* Management contract or compensatory plan. Portions of this exhibit have been omitted.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date	FEDERAL HOME LOAN BANK OF BOSTON (Registrant)

November 12, 2026	By:	/s/	Timothy J. Barrett
Timothy J. Barrett President and Chief Executive Officer

November 12, 2026	By:	/s/	Frank Nitkiewicz
Frank Nitkiewicz Executive Vice President, Chief Operating Officer and Chief Financial Officer